Form 10-Q
period 2000-06-30
AMERICAN RIVER HOLDINGS
filed 2000-10-27
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            Commission File No. 0-31525

                             AMERICAN RIVER HOLDINGS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                 68-0352144
    -------------------------------              ------------------------
    (State or other jurisdiction of              (IRS Employer ID Number)
     incorporation or organization)


    1545 River Park Drive, Sacramento, California                  95815
    ---------------------------------------------                ----------
      (Address of principal executive offices)                   (Zip code)


                                 (916) 565-6100
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

                                 not applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 1,793,274 shares outstanding at October 24, 2000.


                                  Page 1 of 28
                 The Index to the Exhibits is located at Page 26

                          PART 1-FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS:
                             AMERICAN RIVER HOLDINGS
                     CONSOLIDATED BALANCE SHEETS (Unaudited)


(In thousands, except number of shares)                 June 30,     June 30,   December 31,
                                                          2000         1999         1999
                                                       ---------    ---------    ---------
ASSETS
Cash and due from banks                                $  15,668    $  12,170    $   8,274
Federal funds sold                                            --        2,315        7,125
Interest-bearing deposits in banks                         5,440        5,114        5,527
   Investment securities (market value of $49,055 at
       June 30, 2000, $41,159 at June 30, 1999,
       and $57,372 at December 31, 1999)                  49,243       41,159       57,567
Loans, less allowance for loan losses of $1,838
       at June 30, 2000, $1,547 at June 30, 1999,
       and $1,679 at December 31, 1999                   131,515      108,634      117,308
Bank premises and equipment, net                             660          413          463
Accounts receivable servicing receivables, less
   reserve for losses of $41 at June 30, 2000 and
   $0 at June 30, 1999 and December 31, 1999               2,705        1,527        2,123
Accrued interest receivable and other assets               3,574        3,343        2,975
                                                       ---------    ---------    ---------
                                                       $ 208,805    $ 174,675    $ 201,362
                                                       =========    =========    =========

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
        Non-interest bearing                           $  48,502    $  42,376    $  47,994
        Interest bearing                                 134,260      112,688      133,002
                                                       ---------    ---------    ---------
             Total deposits                              182,762      155,064      180,996

Short-term borrowed funds                                  4,300
Long-term debt                                             2,105        2,145        2,125
Accrued interest payable and other liabilities             1,714        1,504        1,628
                                                       ---------    ---------    ---------

             Total liabilities                           190,881      158,713      184,749
                                                       ---------    ---------    ---------

Commitments and contingencies (Note 2)

Shareholders' equity:
        Common stock - no par value; 20,000,000
        shares authorized; issued and outstanding -
        1,793,274 shares at June 30, 2000 and
        December 31, 1999 and 1,819,905 shares at
        June 30, 1999                                      6,722        5,665        6,722
Retained earnings                                         11,469       10,350       10,171
Accumulated other comprehensive loss (Note 4)               (267)         (53)        (280)
                                                       ---------    ---------    ---------

            Total shareholders' equity                    17,924       15,962       16,613
                                                       ---------    ---------    ---------
                                                       $ 208,805    $ 174,675    $ 201,362
                                                       =========    =========    =========

See notes to Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(In thousands, except per share data)

                                                                Three months           Six months
                                                                ended June 30,        ended June 30,
                                                             -------------------   -------------------
                                                               2000       1999       2000       1999
                                                             --------   --------   --------   --------
Interest income:
    Interest and fees on loans                               $  3,072   $  2,673   $  5,876   $  5,322
    Interest on Federal funds sold                                 14         47         52         79
    Interest on deposits in banks                                  87         70        173        142
    Interest and dividends on investment securities:
       Taxable                                                    660        433      1,371        886
       Exempt from Federal income taxes                           115         70        226        133
       Dividends                                                   17         13         33         26
                                                             --------   --------   --------   --------
         Total interest income                                  3,965      3,306      7,731      6,588
                                                             --------   --------   --------   --------
Interest expense:
    Interest on deposits                                        1,319        978      2,598      1,963
    Interest on short-term borrowings                              79          6         85          7
    Interest on long-term debt                                     33         33         65         66
                                                             --------   --------   --------   --------

       Total interest expense                                   1,431      1,017      2,748      2,036
                                                             --------   --------   --------   --------

       Net interest income                                      2,534      2,289      4,983      4,552

Provision for loan losses                                         123         94        228        188
                                                             --------   --------   --------   --------
       Net interest income after provision for loan losses      2,411      2,195      4,755      4,364
                                                             --------   --------   --------   --------

Non-interest income                                               498        365        953        669
                                                             --------   --------   --------   --------

Non-interest expenses:
    Salaries and employee benefits                                966        839      1,901      1,681
    Occupancy                                                     110        102        221        203
    Furniture and equipment                                        65         62        124        121
    Merger expenses                                               172          0        172          0
    Other expense                                                 412        395        832        773
                                                             --------   --------   --------   --------
          Total non-interest expenses                           1,725      1,398      3,250      2,778
                                                             --------   --------   --------   --------

          Income before income taxes                            1,184      1,162      2,458      2,255

Income taxes                                                      456        447        936        867
                                                             --------   --------   --------   --------

          Net income                                         $    728   $    715   $  1,522   $  1,388
                                                             ========   ========   ========   ========

Basic earnings per share (Note 3)                            $    .41   $    .39   $    .85   $    .76
                                                             ========   ========   ========   ========
Diluted earnings per share (Note 3)                          $    .39   $    .36   $    .81   $    .71
                                                             ========   ========   ========   ========

Cash dividends per share of issued and
    outstanding common stock                                 $    .13   $    .11   $    .13   $    .11
                                                             ========   ========   ========   ========

        See notes to Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except number of shares)


                                                                                      Accumulated
                                                      Common Stock                       Other
                                                  ---------------------   Retained   Comprehensive   Shareholders'  Comprehensive
                                                    Shares      Amount    Earnings   Income (Loss)      Equity         Income
                                                  ---------   ---------   ---------  -------------   ------------   -------------

Balance, January 1, 1999                          1,722,406   $   6,031   $   9,167  $        178   $     15,376

Comprehensive income (Note 4):
   Net income                                                                 2,901                        2,901     $     2,901
   Other comprehensive losses, net of tax:
       Unrealized losses on available-for-sale
         investment securities                                                               (458)          (458)           (458)
                                                                                                                     -----------

     Total comprehensive income                                                                                      $     2,443
                                                                                                                     ===========

Cash dividends                                                                 (416)                        (416)
5% stock dividend                                    85,879       1,474      (1,474)
Fractional shares redeemed                                                       (7)                          (7)
Stock options exercised                              74,742         692                                      692
Retirement of common stock                          (89,753)     (1,475)                                  (1,475)
                                                  ---------   ---------   ---------  -------------   ------------

Balance, December 31, 1999                        1,793,274   $   6,722   $  10,171  $       (280)   $     16,613

Comprehensive income (Note 4):
   Net income                                                                 1,522                         1,522    $     1,522
   Other comprehensive income, net of tax:
       Unrealized gains on available-for-sale
         investment securities                                                                 13              13             13
                                                                                                                     -----------

     Total comprehensive income                                                                                      $     1,535
                                                                                                                     ===========
Cash dividends                                                                 (224)                         (224)

                                                  ---------   ---------   ---------  -------------   ------------
         Balance, June 30, 2000                   1,793,274   $   6,722   $  11,469  $       (267)   $     17,924
                                                  =========   =========   =========  =============   ============


See notes to Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

                                                                       For the six months
                                                                         ended June 30,
                                                                    -----------------------
                                                                       2000         1999
                                                                    ----------   ----------
Cash flows from operating activities:
 Net income                                                         $    1,522   $    1,388
 Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                          228          188
        Deferred loan origination fees (costs), net                         83          (62)
        Depreciation and amortization                                       96          107
        (Accretion) amortization of investment security
             (discounts) premiums, net                                    (152)          28
        Gain on sale of securities                                          (6)
        Gain on sale of equipment                                           (3)
        Loss on sale of other real estate                                                 3
        Provision for losses on other real estate                                         7
        Increase in accrued interest receivable and
             other assets                                                 (618)        (840)
        Increase in accrued interest payable
             and other liabilities                                          78          155
                                                                    ----------   ----------

                   Net cash provided by operating activities             1,228          974
                                                                    ----------   ----------

Cash flows from investing activities:
    Proceeds from the sale of available-for-sale
       investment securities                                               441          998
    Proceeds from called held-to-maturity investment
       securities                                                          155
    Proceeds from matured available-for-sale investment
       securities                                                       15,000       15,270
    Proceeds from matured held-to-maturity investment
        securities                                                       1,000        1,975
    Purchases of available-for-sale investment securities               (8,467)     (16,275)
    Purchases of held-to-maturity investment securities                   (487)      (4,287)
    Proceeds from principal repayments for held-to-
       maturity mortgage-related securities                                858        1,556
    Net increase (decrease) in interest-bearing deposits in banks           87          (99)
    Net (increase) decrease in loans                                   (14,467)       3,580
    Net increase in accounts receivable servicing
       receivables                                                        (623)        (338)
    Proceeds from the sale of equipment                                      9
    Purchases of equipment                                                (296)         (61)
    Proceeds from sale of other real estate                                             390
                                                                    ----------   ----------

                  Net cash (used in) provided by
                   investing activities                                 (6,790)       2,709
                                                                    ----------   ----------

 Cash flows from financing activities:
    Net decrease in demand, interest-bearing and
        savings deposits                                            $     (696)  $   (7,292)
    Net increase in time deposits                                        2,462        3,405
    Repayment of Federal Home Loan Bank advance                            (20)         (19)
    Net increase in short-term borrowings                                4,300
    Payment of cash dividends                                             (215)        (185)
    Cash paid for fractional shares                                                      (4)
    Cash paid to repurchase common stock                                               (723)
    Exercise of stock options                                                           357
                                                                    ----------   ----------

                Net cash (used in) provided by financing
                activities                                               5,831       (4,461)
                                                                    ----------   ----------

           Increase (decrease) in cash and
                cash equivalents                                           269         (778)

Cash and cash equivalents at beginning of period                        15,399       15,263
                                                                    ----------   ----------

Cash and cash equivalents at end of period                          $   15,668   $   14,485
                                                                    ==========   ==========

         See notes to Consolidated Financial Statements


                             AMERICAN RIVER HOLDINGS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000 (Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly American River Holdings (the "Company's") consolidated financial position at June 30, 2000, June 30,1999 and December 31, 1999, the results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2000 and 1999 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses.

2.   COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $46,164,000 and letters of credit of $1,059,000 at June 30, 2000. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2000.

Approximately $17,664,000 of loan commitments outstanding at June 30, 2000 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized.


3.   EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (1,793,274 and 1,793,274 shares for the three and six month periods ended June 30, 2000, and 1,748,000 and 1,747,000 shares for the three and six month periods ended June 30, 1999). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (78,000 and 81,000 shares for the three and six month periods ended June 30, 2000 and 119,000 and 104,000 shares for the three and six month periods ended June 30, 1999).


4.   COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive for the three months ended June 30, 2000 and June 30, 1999 was $748,000 and $547,000, respectively, and for the six months ended June 30, 2000 and June 30, 1999 was $1,535,000 and $1,157,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

         The following is American River Holdings (the "Company") management's discussion and analysis of the significant changes in balance sheet and income and expense accounts for the three and six month periods ended June 30, 2000 and 1999. The discussion is designed to provide a better understanding of significant trends related to American River Holdings' financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions-nationally, regionally and in the operating market areas of the Company, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with American River Holdings' Rule 424(b)(3) prospectus filed with the Commission on August 10, 2000 pursuant to American River Holdings S-4 registration statement number 333-36326.

         Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management's discussion and analysis.


GENERAL DEVELOPMENT OF BUSINESS

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 1545 River Park Drive, Suite 107, Sacramento, California 95815 and its telephone number is (916) 565-6100.

         American River Holdings owns 100% of the issued and outstanding common shares of American River Bank (the "Bank"). The Bank was incorporated and commenced business in Fair Oaks, California, in 1983. The Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. The Company also owns 100% of First Source Capital formed in July 1999 to conduct lease financing for most types of business assets, from computer software to heavy earth-moving equipment. Specific leasing programs are tailored for vendors of equipment in order to increase their sales. First Source Capital acts as a lease broker and receives a fee for each lease recorded on the books of the party acting as the funding source.

         In March of 2000, the Company announced a merger with North Coast Bank N.A. ("North Coast"), whereby North Coast would become a subsidiary of the Company. At June 30, 2000, North Coast had assets of $59.5 million and operated out of three branches in the Santa Rosa, California area. The transaction calls for .9644 of a share of the Company's common stock to be exchanged for each outstanding share of North Coast's common stock. The transaction is expected to close in October, 2000 and will be accounted for as a pooling of interests.

OVERVIEW

         The Company recorded net income of $728,000 for the quarter ended June 30, 2000, which was a 1.8% increase over the $715,000 reported for the same period of 1999. Excluding merger expenses (adjusted for taxes), net income would have been $833,000 or an increase of 16.5%. Diluted earnings per share for the second quarter of 2000 were $0.39 versus $0.36 for the second quarter of 1999. Excluding merger expenses (net of taxes), diluted earnings per share for the second quarter of 2000 would have been $0.45. The return on equity (ROE) and the return on average assets (ROA) for the second quarter of 2000 were 16.57% and 1.46%, respectively, as compared to 17.95% and 1.64%, respectively, for the same period in 1999. The net income for the quarter ended June 30, 2000 includes after tax merger related expenses of $105,000. There were no merger related expenses for the quarter ended June 30, 1999.

         Net income for the six months ended June 30, 2000 and 1999 was $1,522,000 and $1,388,000, respectively, with diluted earnings per share of $.81 and $.71, respectively. For the first six months of 2000, ROE was 17.87% and ROA was 1.54% as compared to 17.73% and 1.60% for the same period in 1999. The net income for the six months ended June 30, 2000 includes after-tax merger related expenses of $105,000. There were no merger related expenses for the six months ended June 30, 1999.

         The Company increased assets by $34,130,000 (19.5%) from June 30, 1999 to $208,805,000 at June 30, 2000. Net loans totaled $131,515,000, up $22,881,000
(21.1%) from the ending balances on June 30, 1999. Deposit balances at June 30, 2000 totaled $182,762,000, up $27,698,000 (17.9%) from the year earlier balances. The deposit growth included $5,000,000 of State of California certificates of deposit placed in the Bank in December 1999.

         American River Holdings ended the second quarter of 2000 with a Tier 1 capital ratio of 11.9% and a total risk-based capital ratio of 13.0% versus 11.6% and 12.8%, respectively, at December 31, 1999.

         Table One below provides a summary of the components of net income for the periods indicated:

TABLE ONE:  COMPONENTS OF NET INCOME
--------------------------------------------------------------------------------

                                                    For the three          For the six
                                                    months ended           months ended
                                                      June 30,               June 30,
                                                 ------------------    ------------------

(In thousands, except percentages)                 2000       1999       2000       1999
                                                 -------    -------    -------    -------
Net interest income*                             $ 2,572    $ 2,314    $ 5,069    $ 4,599
Provision for loan losses                           (123)       (94)      (228)      (188)
Non-interest income                                  498        365        953        669
Non-interest expense (includes merger expenses
  of $172 for the three and six months ended
  June 30, 2000 and $0 in 1999                    (1,725)    (1,398)    (3,250)    (2,778)
Provision for income taxes                          (456)      (447)      (936)      (867)
Tax equivalent adjustment                            (38)       (25)       (86)       (47)
                                                 -------    -------    -------    -------

Net income                                       $   728    $   715    $ 1,522    $ 1,388
                                                 =======    =======    =======    =======

--------------------------------------------------------------------------------
Average total assets                  $ 200.9    $ 174.5    $ 199.5    $ 175.0
Net income (annualized) as
  a percentage of average
  total assets                            1.46%      1.64%      1.54%      1.60%
Net income (annualized) as
  a percentage of average total
  assets excluding merger expenses
  (net of tax)                            1.67%      1.64%      1.65%      1.60%
--------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)


RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

         American River Holdings' net interest margin was 5.60% for the three months ended June 30, 2000, 5.79% for the three months ended June 30, 1999, 5.52% for the six months ended June 30, 2000 and 5.74% for the six months ended June 30, 1999.

         The fully taxable equivalent interest income component increased from $3,331,000 for the three months ended June 30, 1999 to $4,003,000 for the three months ended June 30, 2000, representing a 20.2% increase. Total interest income increased from $6,635,000 for the six months ended June 30, 1999, to $7,807,000 for six months ended June 30, 2000, representing a 17.7% increase. The increase in the fully taxable equivalent interest income for the first six months of 2000 compared to the same period in 1999 is broken down by rate (up $391,000) and volume (up $781,000). The rate increase can be attributed to six rate increases implemented by the Bank over the past twelve months in response to actions made by the Federal Reserve Board reductions in the Federal Funds and Discount rates. The volume increase was the result of a 14% increase in earning assets primarily the result of a concentrated effort on business lending and the effects of a strong local market. Average loan balances were up 6.1% and average investment securities balances were up 39.8%. Average earning assets were up 15.2% in the second quarter of 2000 compared to the second quarter of 1999, representing a $672,000 increase in interest income. The increase in earning assets is comprised of loans (up 9.8%) and investment securities (up 41.2%). The average yield on earning assets increased from 8.34% in 1999 to 8.72% in 2000, representing a $209,000 increase.

         The average balances on interest bearing liabilities were $20,003,000 (17.4%) higher in the second quarter of 2000 versus the same quarter in 1999. The higher balances accounted for $228,000 of the increase in interest expense. Rates paid on interest bearing liabilities increased 72 basis points on a quarter over quarter basis and accounted for $186,000 of the interest expense increase for the three month period. Interest expense for the six-month period increased $712,000 (35.0%) from the expense in the same 1999 period. Volume increases in deposits and borrowings added $418,000 of interest expense. Overall average rates paid on interest-bearing liabilities in the first six months of 2000 increased 55 basis points to 4.10% from the same period in 1999. The interest expense increase attributable to the higher rates was $294,000. For the six-month period ending June 30, 2000, net interest income increased $460,000 (10.0%) over the first six months of 1999.

         Table Two, Analysis of Net Interest Margin on Earning Assets, and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of American River Bank's interest income and expenses. Table Two provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.

TABLE TWO:  ANALYSIS OF NET INTEREST MARGIN ON EARNING ASSETS
--------------------------------------------------------------------------------

Three Months Ended June 30,                       2000                              1999
                                     -------------------------------   -------------------------------
(Taxable Equivalent Basis)             Avg                   Avg         Avg                   Avg
(In thousands, except percentages)   Balance    Interest   Yield (4)   Balance    Interest   Yield (4)
                                     --------   --------   ---------   --------   --------   ---------
ASSETS:
Earning assets
  Loans (1)                          $126,574   $  3,072     9.76%     $115,310   $  2,673     9.30%
  Taxable investment
     securities                        41,657        660     6.37%       29,509        434     5.90%
  Tax-exempt investment
     securities (2)                     8,996        149     6.66%        5,942         92     6.21%
  Corporate stock                         996         21     8.48%          766         15     7.85%
  Federal funds sold                      957         14     5.88%        3,716         47     5.07%
  Investments in time deposits          5,481         87     6.38%        5,025         70     5.59%
                                     --------   --------               --------   --------
Total earning assets                  184,661      4,003     8.72%      160,268      3,331     8.34%
                                                --------                          --------
Cash & due from banks                  12,085                            10,930
Other assets                            4,178                             3,302
                                     --------                          --------
                                     $200,924                          $174,500
                                     ========                          ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  NOW & MMDA                         $ 61,716        421     2.74%     $ 56,706        324     2.29%
  Savings                               7,829         46     2.36%        7,759         45     2.33%
  Time deposits                        58,831        852     5.82%       48,060        609     5.08%
  Other borrowings                      6,718        112     6.71%        2,566         39     6.10%
                                     --------   --------               --------   --------
Total interest bearing
  liabilities                         135,094      1,431     4.26%      115,091      1,017     3.54%
                                                --------                          --------
Demand deposits                        46,921                            41,325
Other liabilities                       1,236                             2,104
                                     --------                          --------
Total liabilities                     183,251                           158,520
Shareholders' equity                   17,673                            15,980
                                     --------                          --------
                                     $200,924                          $174,500
                                     ========                          ========
Net interest income & margin (3)                $  2,572     5.60%                $  2,314     5.79%
                                                ========     =====                ========     =====

(1) Loan interest includes loan fees of $72,000 and $95,000 during the three months ending June 30, 2000 and June 30, 1999, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (91 for June 30, 2000 and 91 for June 30, 1999) and annualized to actual days in year (366 for 2000 and 365 for 1999).

--------------------------------------------------------------------------------

Six Months Ended June 30,                         2000                              1999
                                     -------------------------------   -------------------------------

(Taxable Equivalent Basis)             Avg                   Avg         Avg                   Avg
(In thousands, except percentages)   Balance    Interest   Yield (4)   Balance    Interest   Yield (4)
                                     --------   --------   ---------   --------   --------   ---------
ASSETS:
Earning assets
  Loans (1)                          $123,150   $  5,876     9.60%     $116,051   $  5,322      9.25%
  Taxable investment
     securities                        43,748      1,371     6.30%       31,300        887      5.71%
  Tax-exempt investment
     securities (2)                     8,950        294     6.61%        5,399        174      6.50%
  Corporate stock                         990         41     8.33%          833         31      7.50%
  Federal funds sold                    1,835         52     5.70%        3,069         79      5.19%
  Investments in time deposits          5,544        173     6.28%        5,041        142      5.68%
                                     --------   --------               --------   --------
Total earning assets                  184,217      7,807     8.52%      161,693      6,635      8.27%
                                                --------                          --------
Cash & due from banks                  11,918                            10,952
Other assets                            3,404                             2,382
                                     --------                          --------
                                     $199,539                          $175,027
                                     ========                          =========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  NOW & MMDA                         $ 63,762        866     2.73%     $ 57,573        666      2.33%
  Savings                               8,220         94     2.30%        7,597         86      2.28%
  Time deposits                        58,274      1,638     5.65%       47,633      1,211      5.13%
  Other borrowings                      4,606        150     6.55%        2,391         73      6.16%
                                     --------   --------               --------   --------
Total interest bearing
  liabilities                         134,862      2,748     4.10%      115,194      2,036      3.55%
                                                --------                          --------
Demand deposits                        46,226                            42,894
Other liabilities                       1,230                             1,155
                                     --------                          --------
Total liabilities                     182,318                           159,243
Shareholders' equity                   17,221                            15,784
                                     --------                          --------
                                     $199,539                          $175,027
                                     ========                          ========
Net interest income & margin (3)                $  5,059     5.52%                $  4,599      5.74%
                                                ========     =====                ========      =====

(1) Loan interest includes loan fees of $125,000 and $163,000 during the six months ending June 30, 2000 and June 30, 1999, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (182 for June 30, 2000 and 181 for June 30, 1999) and annualized to actual days in year (366 for 2000 and 365 for 1999).

TABLE THREE: ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES
--------------------------------------------------------------------------------
(In thousands) Three Months Ended June 30, 2000 over 1999 Increase (decrease) due to change in:

Interest-earning assets:                     Volume     Rate (4)   Net Change
                                             -------    --------   ----------
      Net loans (1)(2)                       $   261    $    138    $   399
      Taxable investment securities              179          47        226
      Tax exempt investment securities (3)        47          10         57
      Corporate stock                              5           1          6
      Federal funds sold                         (35)          2        (33)
      Investment in time deposits                  6          11         17
                                             -------    --------    -------
        Total                                    463         209        672
                                             -------    --------    -------

   Interest-bearing liabilities:
      Demand deposits                             29          68         97
      Savings deposits                             0           1          1
      Time deposits                              136         107        243
      Other borrowings                            63          10         73
                                             -------    --------    -------
        Total                                    228         186        414
                                             -------    --------    -------
   Interest differential                     $   235    $     23    $   258
                                             =======    ========    =======
--------------------------------------------------------------------------------
(In thousands) Six Months Ended June 30, 2000 over 1999 Increase (decrease) due to change in:

Interest-earning assets:                     Volume     Rate (4)   Net Change
                                             -------    --------   ----------
   Net loans (1)(2)                          $   326    $    228    $   554
   Taxable investment securities                 353         131        484
   Tax exempt investment securities (3)          114           6        120
   Corporate stock                                 6           4         10
   Federal funds sold                            (32)          5        (27)
   Investment in time deposits                    14          17         31
                                             -------    --------    -------
     Total                                       781         391      1,172
                                             -------    --------    -------

Interest-bearing liabilities:
   Demand deposits                                72         128        200
   Savings deposits                                7           1          8
   Time deposits                                 271         156        427
   Other borrowings                               68           9         77
                                             -------    --------    -------
     Total                                       418         294        712
                                             -------    --------    -------
Interest differential                        $   363    $     97    $   460
                                             =======    ========    =======
--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $72,000 and $95,000 during the three months ended June 30, 2000 and 1999, respectively, and $125,000 and $163,000 for the six months ended June 30, 2000 and 1999, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

PROVISION FOR LOAN LOSSES

         The Bank provided $123,000 for loan losses for the second quarter of 2000 as compared to $94,000 for the second quarter of 1999. Net loan charge-offs for the three months ended June 30, 2000 were $21,000 as compared to a recovery of $1,000 for the three months ended June 30, 1999. For the first six months of 2000, The Bank made provisions for loan losses of $228,000 and net loan charge-offs were $28,000 or .05% of average loans outstanding. This compares to provisions for loan losses of $188,000 and net loan charge-offs of $3,000 or
 .01% of average loans outstanding for the first six months of 1999.

NONINTEREST INCOME

         Noninterest income was up $133,000 (36.4%) to $498,000 for the three months ended June 30, 2000 as compared to $365,000 for the three months ended June 30, 1999. The increase in noninterest income for the quarter can be attributed to an increase in accounts receivable servicing (up $34,000 or 49.3%) and revenue of $40,000 from First Source Capital, which did not exist during the second quarter of 1999. For the six months ended June 30, 2000, noninterest income was up $284,000 (42.5%) to $953,000. Increases were in accounts receivable servicing (up $94,000 or 95.9%) and fees from sales of Non-Insured Investment Products (up $64,000 or 160.0%). These increases were offset by a decrease of $17,000 (22.4%) in loan origination fees from American River Bank's residential lending division. The increase in accounts receivable servicing was a result of three new clients and increasing average accounts receivable balances outstanding from $1,529,000 in the first six months of 1999 to $2,325,000 (52.1%) in the first six months of 2000. The residential lending division experienced a decrease in loan volume as a direct result of an increase in mortgage rates, which caused the number of refinances to decrease.

NONINTEREST EXPENSE

         Noninterest expenses increased $327,000 (23.4%) to a total of $1,725,000 in the second quarter of 2000 versus the second quarter of 1999. Salary and employee benefits also increased $127,000 (15.1%) with $65,000 of the increase related to salaries in the newly formed First Source Capital. Other increases include higher benefit costs and normal salary increases. On a quarter over quarter basis, occupancy and fixed asset expenses were higher by $11,000 (6.7%) due to annual rent increases. Merger related expenses were $172,000 during the quarter compared to $0 in the second quarter of 1999. The increase relates to the previously announced merger with North Coast Bank, N.A. Merger expenses represent 53% of the $327,000 increase in noninterest expense. Other expenses for the second quarter of 2000 were $412,000 for an increase of $17,000 (4.3%) over the prior year quarter. The overhead efficiency ratios (fully tax equivalent) for the 2000 and 1999 second quarters were 56.2% and 52.2%, respectively. Noninterest expenses for the six-month period ended June 30, 2000 were $3,250,000 versus $2,778,000 for the same period in 1999. Salaries and benefits increased $220,000 (13.0%) due to the new staff at First Source Capital, higher benefit costs and normal salary increases. Premises and fixed asset expenses were up $21,000 (6.5%). Merger related expenses were $172,000 during the period compared to $0 in the six months ended June 30, 1999. Other expenses increased $59,000 (7.6%). The overhead efficiency ratio (fully tax equivalent) for the first six-months of 2000 was 54.1% as compared to 52.7% in the same period of 1999.

PROVISION FOR INCOME TAXES

         The effective tax rate for the second quarter and first six-months of 2000 was 38.5% and 38.1%, respectively, versus 38.5% for the same two periods of 1999.

BALANCE SHEET ANALYSIS

         The Company's total assets were $208,805,000 at June 30, 2000 as compared to $174,675,000 at June 30, 1999, representing an increase of 19.5%. The average balances of total assets for the six months ended June 30, 2000 was $199,539,000 which represents an increase of $24,512,000 or 14.0% over the $175,027,000 at June 30, 1999. Total average assets for the second quarter 2000 were $200,924,000 compared to $174,500,000 during the second quarter of 1999.

LOANS

         The Bank concentrates its lending activities in four principal areas:
1) commercial loans; 2) real estate mortgage loans; 3) real estate construction loans (both commercial and residential); and 4) consumer loans. Real estate mortgage loans are generally secured by improved commercial property, with original maturities of 5-10 years. At June 30, 2000, these four categories accounted for approximately 28%, 57%, 11%, and 4%, respectively, of American River Bank's loan portfolio. This mix was relatively unchanged compared to 23%, 56%, 17%, and 4% at June 30, 1999. Continuing strong economic activity in American River Bank's market area, combined with ongoing marketing efforts, offset by normal loan paydowns and payoffs, resulted in net increases in loan balances for all loan categories with the exception of Real Estate Construction. Over the past year the Bank has made a concentrated effort to increase Commercial loans. In addition, the Bank continues to be active in the Real Estate Construction area, however, normal paydowns have exceeded new fundings. As a result, the outstanding balance of construction loans decreased from $18,468,000 at June 30, 1999 to $14,869,000 at June 30, 2000. Table Four below summarizes the composition of the loan portfolio as of 30, 2000, June 30, 1999 and December 31, 1999.

TABLE FOUR: LOAN PORTFOLIO COMPOSITION
----------------------------------------------------------------------
                                      June
                           ---------------------------     December 31,
(In thousands)                 2000            1999            1999
----------------------------------------------------------------------
Commercial                 $   37,234       $   25,445     $   30,265
Real estate:
  Mortgage                     76,755           62,222         62,867
  Construction                 14,869           18,468         21,307
  Consumer                      4,889            4,354          4,859
  Deferred loan fees             (394)            (308)          (311)
----------------------------------------------------------------------
Total loans                   133,353          110,181        118,987
Allowance for
   loan losses                 (1,838)          (1,547)        (1,679)
----------------------------------------------------------------------
Total net loans            $  131,515       $  108,634     $  117,308
======================================================================

         The majority of the Bank's loans are direct loans made to individuals and local businesses. The Bank relies substantially on local promotional activity, personal contacts by bank officers, directors and employees to compete with other financial institutions. The Bank makes loans to borrowers whose applications include a sound purpose and a viable primary repayment source generally backed by a secondary source of repayment.

         Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products offered by the Bank such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally composed of commitments to customers within the Bank's service area for construction of both commercial properties and custom and semi-custom single family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 70% to 80%. In general, except in the case of loans with SBA guarantees, the Bank does not make long-term mortgage loans; however, the Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing.

         Average net loans during the three months ended June 30, 2000 were $126,574,000 which represents a $11,264,000 (or 9.8%) increase over the average of $115,310,000 during the three months ended June 30, 1999. Average loans for the six months ended June 30, 2000 were $123,150,000 representing an increase of $7,099,000 or 6.1% over the same period in 1999. Loan growth in 2000 resulted from a favorable economy in the Bank's market area, new borrowers developed through the Bank's marketing efforts and credit extensions expanded to existing borrowers.

RISK ELEMENTS

         American River Holdings assesses and manages credit risk on an ongoing basis through a credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

         Ultimately, credit quality may be influenced by underlying trends in economic and business cycles. The Company's business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base. The Company has significant extensions of credit and commitments to extend credit which are secured by real estate. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. The more significant factors management considers involve the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

         In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the credit-worthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means.

         Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Five below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2000 and 1999, and as of, December 31, 1999.

TABLE FIVE:  NON-PERFORMING LOANS
--------------------------------------------------------------------------------
                                               June 30,   June 30,  December 31,
(In thousands)                                   2000       1999       1999
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                  $   --     $   --     $   --
   Real estate                                     --         --         --
   Consumer and other                              --         --         --
--------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                      21        100         30
   Real estate                                     --        493         --
   Consumer and other                              --         --         --
--------------------------------------------------------------------------------
Total non-performing loans                     $   21     $  593     $   30
================================================================================

         Nonperforming loans remain low at June 30, 2000. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 1999 or 2000 or December 31, 1999. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2000, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

         The recorded investments in troubled debt restructurings as of June 30, 2000, December 31, 1999 and June 30, 1999 was $542,000, $677,000 and $685,000,
respectively.

ALLOWANCE FOR LOAN LOSSES ACTIVITY

         The provision for loan losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding and loan commitments. This allowance is increased by provisions charged to expense and recoveries, and is reduced by loan charge-offs. Management determines an appropriate provision based upon the interaction of three primary factors: (1) loan portfolio growth, (2) a comprehensive grading and review formula for total loans outstanding, and (3) estimated inherent credit risk in the portfolio.

         Management reserves 2% of credit exposures graded "Special Mention", 15% of credits classified "Substandard" and 50% of credits classified "Doubtful". These reserve factors may be adjusted for significant commercial and real estate loans which are individually evaluated by management for specific risk of loss. In addition, reserve factors ranging from 0.375% to 3.00% are assigned to currently performing loans. These factors are assigned based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, historical losses experienced by peer banks. Management also computes specific and expected loss reserves for loan commitments to provide for risks of loss inherent in the loan extension process. Finally, a residual component is maintained to cover uncertainties that could affect management's estimate of probable losses. This residual component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used to estimate losses in specifically graded loans and expected losses in the performing portfolio.

         The Bank's Loan Committee reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted.

         The allowance for credit losses totaled $1,838,000 or 1.38% of total loans at June 30, 2000, $1,547,000 or 1.40% of total loans at June 30, 1999 and $1,679,000 or 1.41% of total loans at December 31, 1999. During the first quarter of 2000, $41,000 was transferred out of the allowance for loan loss account into a separate valuation reserve for the accounts receivable servicing receivables.

         It is the policy of management to maintain the allowance for loan losses at a level adequate for known and inherent risks in the loan portfolio. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for credit losses and the allowance are prudent and adequate. The Bank generally makes monthly allocations to the allowance for loan losses. The budgeted allocations are based on estimates of loss risk and loan growth. Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

         Table Six below summarizes, for the periods indicated, the activity in the allowance for loan losses.

TABLE SIX: ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

                                                    Three Months                Six Months
 (In thousands, except for percentages)                Ended                      Ended
                                                      June 30,                   June 30,
                                              -----------------------    -----------------------
                                                 2000          1999         2000          1999
-------------------------------------------------------------------------------------------------
Average loans outstanding                     $ 126,574     $ 115,310    $ 123,150     $ 116,051
-------------------------------------------------------------------------------------------------

Allowance for possible loan losses at
beginning of period                           $   1,736     $   1,452    $   1,679     $   1,362

Loans charged off:
   Commercial                                       (21)           --          (28)           (5)
   Real estate                                       --            --           --            --
   Installment                                       --            --           --            --
-------------------------------------------------------------------------------------------------
Total                                               (21)           --          (28)           (5)
-------------------------------------------------------------------------------------------------
Recoveries of loans previously Charged off:
   Commercial                                        --             1           --             2
   Real estate                                       --            --           --            --
   Consumer                                          --            --           --            --
-------------------------------------------------------------------------------------------------
Total                                                --             1           --            (2)
-------------------------------------------------------------------------------------------------
Net loans (charged off) recovered                   (21)            1          (28)           (3)
Amount transferred for accounts
  Receivable servicing valuation
  reserve                                            --            --          (41)           --
Additions to allowance charged
  to operating expenses                             123            94          228           188
-------------------------------------------------------------------------------------------------
Allowance for possible loan
  losses at end of period                     $   1,838     $   1,547    $   1,838     $   1,547
-------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans outstanding                                 .07%          .00%         .05%          .01%
Provision of allowance for possible
  loan losses to average loans
  outstanding                                       .39%          .33%         .37%          .33%
Allowance for possible loan losses to
  loans net of deferred fees at end of
  period                                           1.38%         1.40%        1.38%         1.40%

OTHER REAL ESTATE

         At June 30, 2000 and at December 31, 1999, the Company did not have any other real estate ("ORE") properties. At June 30, 1999, the Company's portfolio included one ORE property valued and recorded at $161,000.

DEPOSITS

         At June 30, 2000, total deposits were $182,762,000 representing an increase of $27,698,000 (17.9%) over the June 30, 1999, balance of $155,064,000.
State of California certificates of deposit accounted for $5,000,000 of the deposit growth. The remainder of the increase in total deposits is attributable to growth in noninterest-bearing demand and increased balances in interest-bearing money market accounts as a result of a promotional account.

CAPITAL RESOURCES

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. American River Holdings' capital position represents the level of capital available to support continued operations and expansion.

         In May of 1997, the board of directors of the Company authorized a stock repurchase plan. The Company acquired 77,000 shares of its common stock in the open market during 1999. There were no repurchases made during the first six months of 2000. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares in connection with annual distributions of a five percent common stock dividend and the Company's stock option plans.

         The Company and the Bank are subject to regulations issued by the Board of Governors of the Federal Reserve Bank and the FDIC, which require maintenance of certain levels of capital. At June 30, 2000, shareholders' equity was $17,924,000 representing an increase of $1,962,000 or 12.3% from the $15,962,000 at June 30, 1999. The ratio of total risk-based capital to risk adjusted assets was 13.0% at June 30, 2000 compared to 12.8% at December 31, 1999. Tier 1 risk-based capital to risk-adjusted assets was 11.9% at June 30, 2000 and 11.6% at December 31, 1999.

         Table Seven below lists the Company's actual capital ratios at June 30, 2000 and December 31, 1999 as well as the minimum capital ratios required under regulatory definitions of capital adequacy.

TABLE SEVEN:  CAPITAL RATIOS
--------------------------------------------------------------------------------
                                                                      Minimum
                                                                     Regulatory
Capital to Risk-Adjusted Assets     At June 30,   At December 31,     Capital
                                        2000           1999         Requirements
--------------------------------------------------------------------------------

Leverage ratio                          9.0%            9.2%            4.00%

Tier 1 Risk-Based Capital              11.9%           11.6%            4.00%

Total Risk-Based Capital               13.0%           12.8%            8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All ratios are in excess of the regulatory definition of "well capitalized."

MARKET RISK MANAGEMENT

         Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rate risk inherent in its loan and deposit functions. The goal for managing the assets and liabilities of the Bank is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Bank to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. The Bank has an Asset and Liability Management Committee (ALCO) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

         Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, other borrowings and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.

         Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Bank is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against seven interest rate scenarios. The scenarios include a 300, 200 and 100 basis point rising rate forecast, a flat rate forecast and a 300, 200 and 100 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Bank's net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from June 30, 2000 balances.

         Table Eight below summarizes the effect on net interest income (NII) of a +/-300, +/-200 and +/-100 basis point change in interest rates as measured against a constant rate (no change) scenario.

 TABLE EIGHT:  INTEREST RATE RISK SIMULATION OF NET INTEREST AS OF JUNE 30, 2000
 -------------------------------------------------------------------------------
                                      % Change in NII         $ Change in NII
                                       from Current            from Current
                                     12 Month Horizon        12 Month Horizon
                                     ----------------        ----------------
     Variation from a constant
         rate scenario
            +300bp                          6.8%                   $ 714
            +200bp                          3.3%                   $ 347
            +100bp                          2.2%                   $ 230
            -100bp                         (1.4)%                  $(151)
            -200bp                         (2.9)%                  $(300)
            -300bp                         (4.3)%                  $(450)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.


INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank through its effect on market rates of interest, which affects the Bank's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ending June 30, 2000, June 30, 1999 or December 31, 1999.

LIQUIDITY

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2000, June 30, 1999 and December 31, 1999, were approximately $46,164,000 and $1,059,000, $36,827,000 and $1,274,000 and
$42,540,000 and $2,311,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

         The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On June 30, 2000, consolidated liquid assets totaled $19.9 million or 9.5% compared to $37.6 million or 18.7% of total assets on December 31, 1999. In addition to liquid assets, the Bank maintains short term lines of credit with correspondent banks. At June 30, 2000, June 30, 1999 and December 31, 1999, the Bank had $11,000,000 available under these credit lines. Additionally, the Bank is a member of the Federal Home Loan Bank ("FHLB"). At June 30, 2000, June 30, 1999 and December 31, 1999, the Bank could have arranged for up to $4,971,000, $5,515,000 and $4,624,000, respectively, in secured borrowings from the FHLB. The Bank also has informal agreements with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Bank can sell any of its unpledged securities held in the Available-for-Sale category to meet liquidity needs. The Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. The Bank can also pledge securities to borrow from the Federal Reserve Bank and the FHLB.

         The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule.

OFF-BALANCE SHEET ITEMS

         The Bank has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2000, June 30, 1999 and December 31, 1999, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $47,223,000, $38,101,000 and $44,851,000 at June 30, 2000, June 30,
1999 and December 31, 1999, respectively. As a percentage of net loans these off-balance sheet items represent 35.9%, 35.1% and 38.2%, respectively.

YEAR 2000

         During 1998 and 1999, management of the Company focused the appropriate resources to address the potential problems that could arise regarding the Year 2000 (Y2K) century date change. The Company's mission critical systems were evaluated, modified as required and contingency plans were put into place should the systems have experienced any failures. The century date change passed without any operational difficulties. There are certain dates within the year 2000 that have been identified as critical processing dates. The first was January 31, the end of the first month of the year, the second was February 29, leap year day, the third was March 31, the end of the first quarter, the fourth was October 10, the first date to require an 8-digit field (10/10/2000). The Company did not experience any processing problems on those dates. One upcoming date remains during the year, December 31, the end of the year. Those dates were tested as part of the Y2K project. The Company does not anticipate having any processing problems on those dates, however, failure by third parties adequately to remediate Y2K issues could have an impact upon the Company, which is impossible to quantify. Nevertheless, the Company currently expects that its Y2K compliance efforts will be successful without material adverse effects on its business.

ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued an exposure draft of a proposed statement, "Business Combinations and Intangibles," in September 1999 which included the elimination of "pooling of interests" accounting. The result of this accounting change would be that all mergers consummated after a designated date would be accounted for as "purchase" tranactions, resulting in the recognitiion of goodwill in any merger where the purchase price exceeds the asset value of the acquired company. The Board is in the process of researching and discussing the accounting for goodwill and its impact on the future reported income of merged companies. Additionally, in bank mergers, the goodwill in a purchase accounting transaction would not be included in the calculation of regulatory capital requirements. The Board will redeliberate the related issue of whether to retain the pooling method, but not until it has reached a set of tentative decisions with respect to the accounting for goodwill that will best meet the concerns of investors, creditors, and other users of financial statements - as well as companies that prepare those reports. The Board expects to issue a final statement near the end of the first quarter of 2001.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activity, which was subsequently amended on June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not believe that the adoption of SFAS 133 will have a significant impact on its financial position and results of operations when implemented.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

               None.

Item 2.  Changes in Securities and Use of Proceeds.

               None.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Submission of Matters to a Vote of Security Holders.

               None.

Item 5.  Other Information.

               None

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

           Exhibit
           Number                      Document Description
           -------                     --------------------

              (2.1) Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A to the joint proxy statement/prospectus). **

              (3.1)      Articles of Incorporation, as amended. **

              (3.2)      Bylaws, as amended. **

              (4.1) Specimen of the Registrant's common stock certificate. **

             (10.1) Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California. **

             (10.2) Lease agreement and addendum between American River Bank and Bradshaw Plaza Group each dated January 31, 2000, related to 9750 Business Park Drive, Sacramento, California. **

             (10.3) Lease agreement between American River Bank and Marjorie G. Taylor dated April 5, 1984, and addendum dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California. **

             (10.4) Lease agreement between American River Bank and Sandalwood Land Company dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California. **

             (10.5) Lease agreement between American River Holdings and Union Bank of California dated June 29, 1999, related to 1540 River Park Drive, Suite 108, Sacramento, California. **

            *(10.6)      American River Holdings 1995 Stock Option Plan. **

            *(10.7) Form of Nonqualified Stock Option Agreement under the 1995 Stock Option Plan. **

            *(10.8) Form of Incentive Stock Option Agreement under the 1995 Stock Option Plan. **

            *(10.9) American River Bank 401(k) Plan and amendment no. 1 dated April 1, 1998. **

           *(10.10) American River Holdings Stock Option Gross-Up Plan and Agreement, as amended, dated May 20, 1998. **

           *(10.11) American River Bank Deferred Compensation Plan dated May 1, 1998. **

           *(10.12)      American River Bank Deferred Fee Plan dated April 1,
                         1998. **

           *(10.13) Employment agreement with David T. Taber dated May 29, 1996, and amendment dated July 18, 1996. **

           *(10.14) Employment agreement with William L. Young dated May 29, 1996, and amendment dated July 18, 1996. **

           *(10.15) American River Bank Incentive Compensation Plan for Executive Management dated July 17, 1996. **

           *(10.16) American River Bank Employee Severance Policy dated March 18, 1998. **

           *(10.17)      American River Bank Employee Stock Purchase Plan. **

             (21.1) The Registrant's only subsidiaries are American River Bank and First Source Capital.**

             (27.1)      Financial Data Schedule

         *Denotes management contracts, compensatory plans or arrangements.


         **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

(b) Reports on Form 8-K

           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN RIVER HOLDINGS


OCTOBER 27, 2000                         By: /s/ MITCHELL A. DERENZO
                                             -----------------------------------
                                             Mitchell A. Derenzo
                                             (Chief Financial Officer, Principal
                                             Financial and Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit Number                     Description                      Page
 -------------                      -----------                      ----

     27.1                      Financial Data Schedule               27-28