Form 10-Q
period 2000-09-30
AMERICAN RIVER HOLDINGS
filed 2000-11-14
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission File No. 0-31525

                             AMERICAN RIVER HOLDINGS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  California                          68-0352144
        -------------------------------        ------------------------
        (State or other jurisdiction of        (IRS Employer ID Number)
         incorporation or organization)


      1545 River Park Drive, Sacramento, California             95815
      ---------------------------------------------           ---------
        (Address of principal executive offices)              (Zip code)


                                 (916) 565-6100
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


                                 not applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 2,279,960 shares outstanding at November 13, 2000.

                                  Page 1 of 54
                 The Index to the Exhibits is located at Page 28

                          PART 1-FINANCIAL INFORMATION

                         Item 1. FINANCIAL STATEMENTS:

                             AMERICAN RIVER HOLDINGS
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except number of shares)                 September 30,  September 30,  December 31,
                                                            2000           1999           1999
                                                         ----------     ----------     ----------
ASSETS
Cash and due from banks                                  $   12,620     $   12,160     $    8,274
Federal funds sold                                            6,018          8,215          7,125
Interest-bearing deposits in banks                            5,243          5,124          5,527
   Investment securities (market value of $46,465
       at September 30, 2000, $47,733 at September 30,
       1999, and $57,372 at December 31, 1999)               46,537         47,798         57,567
Loans, less allowance for loan losses of $1,957 at
       September 30, 2000, $1,615 at September 30,
       1999, and $1,679 at December 31, 1999                132,678        109,517        117,308
Bank premises and equipment, net                                628            391            463
Accounts receivable servicing receivables, less
   reserve for losses of $58 at September 30, 2000 and
   $0 at September 30, 1999 and December 31, 1999             2,908          1,870          2,123
Accrued interest receivable and other assets                  3,834          2,704          2,975
                                                         ----------     ----------     ----------
                                                         $  210,466     $  187,780     $  201,362
                                                         ==========     ==========     ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
        Non-interest bearing                             $   49,687     $   46,924     $   47,994
        Interest bearing                                    138,502        121,337        133,002
                                                         ----------     ----------     ----------
             Total deposits                                 188,189        161,261        180,996

Short-term borrowed funds
Long-term debt                                                2,094          2,135          2,125
Accrued interest payable and other liabilities                1,313          1,224          1,628
                                                         ----------     ----------     ----------

             Total liabilities                              191,596        171,620        184,749
                                                         ----------     ----------     ----------

Commitments and contingencies (Note 2)

Shareholders' equity:
      Common stock - no par value; 20,000,000 shares
      authorized; issued and outstanding - 1,793,274
      shares at September 30, 2000 and December 31,
      1999 and 1,806,876 shares at September 30, 1999         6,722          6,725          6,722
Retained earnings                                            12,261          9,584         10,171
Accumulated other comprehensive loss (Note 4)                  (113)          (149)          (280)
                                                         ----------     ----------     ----------

            Total shareholders' equity                       18,870         16,160         16,613
                                                         ----------     ----------     ----------
                                                         $  210,466     $  187,780     $  201,362
                                                         ==========     ==========     ==========

See notes to Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(In thousands, except per share data)
For the periods ended September 30,
                                                                Three months        Nine months
                                                             -----------------   -----------------
                                                              2000      1999      2000      1999
                                                             -------   -------   -------   -------
Interest income:
    Interest and fees on loans                               $ 3,357   $ 2,534   $ 9,233   $ 7,856
    Interest on Federal funds sold                                65       134       117       213
    Interest on deposits in banks                                 91        72       264       214
    Interest and dividends on investment securities:
       Taxable                                                   593       541     1,964     1,427
       Exempt from Federal income taxes                          113        91       339       224
       Dividends                                                  16        12        49        38
                                                             -------   -------   -------   -------
         Total interest income                                 4,235     3,384    11,966     9,972
                                                             -------   -------   -------   -------
Interest expense:
    Interest on deposits                                       1,542     1,049     4,140     3,012
    Interest on short-term borrowings                              9        --        94         7
    Interest on long-term debt                                    32        32        97        98
                                                             -------   -------   -------   -------

       Total interest expense                                  1,583     1,081     4,331     3,117
                                                             -------   -------   -------   -------

       Net interest income                                     2,652     2,303     7,635     6,855

Provision for loan losses                                        121       109       349       297
                                                             -------   -------   -------   -------
       Net interest income after provision for loan losses     2,531     2,194     7,286     6,558
                                                             -------   -------   -------   -------

Non-interest income                                              475       394     1,428     1,063
                                                             -------   -------   -------   -------

Non-interest expenses:
    Salaries and employee benefits                               949       875     2,850     2,556
    Occupancy                                                    114       106       335       309
    Furniture and equipment                                       68        68       192       189
    Merger expenses                                              124         0       296         0
    Other expense                                                457       415     1,289     1,188
                                                             -------   -------   -------   -------
       Total non-interest expenses                             1,712     1,464     4,962     4,242
                                                             -------   -------   -------   -------

          Income before income taxes                           1,294     1,124     3,752     3,379

Income taxes                                                     502       417     1,438     1,284
                                                             -------   -------   -------   -------

          Net income                                         $   792   $   707   $ 2,314   $ 2,095
                                                             =======   =======   =======   =======

Basic earnings per share (Note 3)                            $   .44   $   .39   $  1.29   $  1.15
                                                             =======   =======   =======   =======
Diluted earnings per share (Note 3)                          $   .42   $   .37   $  1.23   $  1.08
                                                             =======   =======   =======   =======

Cash dividends per share of issued and
    outstanding common stock                                 $   .13   $   .11   $   .13   $   .11
                                                             =======   =======   =======   =======

         See notes to Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except number of shares)

                                                                                        Accumulated
                                                     Common Stock                         Other
                                                -----------------------    Retained    Comprehensive  Shareholders'  Comprehensive
                                                  Shares       Amount      Earnings    Income (Loss)     Equity         Income
                                                ----------   ----------   ----------   -------------   ----------     ----------
Balance, January 1, 1999                         1,722,406   $    6,031   $    9,167    $      178     $   15,376

Comprehensive income (Note 4):
   Net income                                                                  2,901                        2,901     $    2,901
   Other comprehensive loss, net of tax:
       Unrealized losses on available-for-sale
         investment securities                                                                (458)          (458)          (458)
                                                                                                                      ----------

         Total comprehensive income                                                                                   $    2,443
                                                                                                                      ==========

Cash dividends                                                                  (416)                        (416)
5% stock dividend                                   85,879        1,474       (1,474)
Fractional shares redeemed                                                        (7)                          (7)
Stock options exercised                             74,742          692                                       692
Retirement of common stock                         (89,753)      (1,475)                                   (1,475)
                                                ----------   ----------   ----------   -----------     ----------

Balance, December 31, 1999                       1,793,274   $    6,722   $   10,171    $     (280)    $   16,613

Comprehensive income (Note 4):
   Net income                                                                  2,314                        2,314     $    2,314
   Other comprehensive income, net of tax:
       Unrealized gains on available-for-sale
         investment securities                                                                 167            167            167
                                                                                                                      ----------

          Total comprehensive income                                                                                  $    2,481
                                                                                                                      ==========

Cash dividends                                                                  (224)                        (224)
                                                ----------   ----------   ----------   -----------     ----------

Balance, September 30, 2000                      1,793,274   $    6,722   $   12,261    $     (113)    $   18,870
                                                ==========   ==========   ==========   ===========     ==========

See notes to Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)
For the nine months ended September 30,
                                                                            2000         1999
                                                                         ---------    ---------
     Cash flows from operating activities:
      Net income                                                         $   2,314    $   2,095
      Adjustments to reconcile net income to net cash
          provided by operating activities:
             Provision for loan losses                                         349          297
             Deferred loan origination fees (costs), net                        78          (76)
             Depreciation and amortization                                     159          150
             (Accretion) amortization of investment security
                  (discounts) premiums, net                                   (188)           3
             Gain on sale of securities                                         (6)          --
             Gain on sale of equipment                                          (8)          (3)
             Loss on sale of other real estate                                  --            3
             Provision for losses on other real estate                          --            6
             Increase in accrued interest receivable and
                  other assets                                                (983)        (144)
             Increase in accrued interest payable
                  and other liabilities                                       (100)          76
                                                                         ---------    ---------

                        Net cash provided by operating activities            1,615        2,407
                                                                         ---------    ---------

     Cash flows from investing activities:
         Proceeds from the sale of available-for-sale
            investment securities                                              441          998
         Proceeds from called held-to-maturity investment
            securities                                                         155           --
         Proceeds from matured available-for-sale investment
            securities                                                      20,000       20,270
         Proceeds from matured held-to-maturity investment
             securities                                                      2,365        3,080
         Purchases of available-for-sale investment securities             (12,368)     (25,816)
         Purchases of held-to-maturity investment securities                  (487)      (8,562)
         Proceeds from principal repayments for held-to-
            maturity mortgage-related securities                             1,385        2,499
         Net decrease (increase) in interest-bearing deposits in banks         284         (110)
         Net (increase) decrease in loans                                  (15,745)       2,607
         Net increase in accounts receivable servicing
            receivables                                                       (826)        (681)
         Proceeds from the sale of equipment                                    15            3
         Purchases of equipment                                               (318)         (85)
         Proceeds from sale of other real estate                                --          390
                                                                         ---------    ---------

                       Net cash used in investing activities                (5,099)      (5,407)
                                                                         ---------    ---------


      Cash flows from financing activities:
         Net increase in demand, interest-bearing and
             savings deposits                                            $   6,354    $   1,483
         Net increase in time deposits                                         839        7,827
         Repayment of Federal Home Loan Bank advance                           (31)         (29)
         Net increase in short-term borrowings                                  --           --
         Payment of cash dividends                                            (439)        (386)
         Cash paid for fractional shares                                        --           (4)
         Cash paid to repurchase common stock                                   --       (1,145)
         Exercise of stock options                                              --          366
                                                                         ---------    ---------

                     Net cash provided by financing activities               6,723        8,112
                                                                         ---------    ---------

                Increase in cash and cash equivalents                        3,239        5,112

     Cash and cash equivalents at beginning of period                       15,399       15,263
                                                                         ---------    ---------

     Cash and cash equivalents at end of period                          $  18,638    $  20,375
                                                                         =========    =========

     See notes to Consolidated Financial Statements


                             AMERICAN RIVER HOLDINGS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly American River Holdings (the "Company's") consolidated financial position at September 30, 2000, September 30,1999 and December 31, 1999, the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 may not necessarily be indicative of the operating results for the full year.

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

2.   COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $46,697,000 and letters of credit of $892,000 at September 30, 2000. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2000.

Approximately $16,956,000 of loan commitments outstanding at September 30, 2000 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3.   EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (1,793,274 and 1,793,274 shares for the three and nine month periods ended September 30, 2000, and 1,813,036 and 1,826,258 shares for the three and nine month periods ended September 30, 1999). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (83,039 and 81,675 shares for the three and nine month periods ended September 30, 2000 and 125,266 and 111,366 for the three and nine month periods ended September 30, 1999).

4.   COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income for the three months ended September 30, 2000 and September 30, 1999 was $946,000 and $611,000, respectively, and for the nine months ended September 30, 2000 and September 30 1999 was $2,481,000 and $1,768,000, respectively.

5.   ACQUISITIONS

On October 25, 2000, the Company completed its acquisition of North Coast Bank
(NCB) whereby NCB will become a subsidiary of the Company. Each share of NCB will be exchanged for .9644 of a share of the Company's common stock. The merger will be accounted for as a pooling of interests, and the effects of conforming the accounting policies of NCB to those of the Company are not expected to be material.

Selected financial information for the combining companies for the three and nine month periods ended September 30, 2000 is as follows:


                                                          Three Months       Nine Months
                                                         Ended Sept. 30,   Ended Sept. 30,
                                                              2000              2000
(In thousands)                                           ---------------   ---------------
Net interest income:
    American River Holdings and Subsidiaries             $         2,652   $         7,635
    North Coast Bank                                                 817             2,274
                                                         ---------------   ---------------

                                Combined                 $         3,469             9,909
                                                         ===============   ===============

Net income:
    American River Holdings and Subsidiaries             $           792   $         2,314
    North Coast Bank                                                 124               349
                                                         ---------------   ---------------

                                Combined                 $           916             2,663
                                                         ===============   ===============

Basic Earnings Per Share                                 $           .40   $          1.18
                                                         ===============   ===============

Diluted Earnings Per Share                               $           .38   $          1.12
                                                         ===============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

         The following is American River Holdings (the "Company") management's discussion and analysis of the significant changes in balance sheet accounts for September 30, 2000, December 31, 1999 and September 30, 1999 and income and expense accounts for the three and nine-month periods ended September 30, 2000 and 1999. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions-nationally, regionally and in the operating market areas of the Company, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's Rule 424(b)(3) prospectus filed with the Commission on August 10, 2000 pursuant to the Company's registration statement on Form S-4, number 333-36326.

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

         The Company owns 100% of the issued and outstanding common shares of American River Bank (the "Bank"). The Bank was incorporated and commenced business in Fair Oaks, California, in 1983. The Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. The Company also owns 100% of First Source Capital formed in July 1999 to conduct lease financing for most types of business assets, from computer software to heavy earth-moving equipment. Specific leasing programs are tailored for vendors of equipment in order to increase their sales. First Source Capital acts as a lease broker and receives a fee for each lease recorded on the books of the party acting as the funding source.

         In March of 2000, the Company announced a merger with North Coast Bank N.A. ("North Coast"), whereby North Coast would become a subsidiary of the Company. At September 30, 2000, North Coast had assets of $58.4 million and operated out of three branches in the Santa Rosa, California area. The transaction calls for .9644 of a share of the Company's common stock to be exchanged for each outstanding share of North Coast's common stock. The transaction closed on October 25, 2000 and will be accounted for as a pooling of interests.

OVERVIEW

         The Company recorded net income of $792,000 for the quarter ended September 30, 2000, which was a 12.0% increase over the $707,000 reported for the same period of 1999. Excluding merger expenses (adjusted for taxes), net income would have been $875,000 or an increase of 23.8%. Diluted earnings per share for the third quarter of 2000 were $0.42 versus $0.37 for the third quarter of 1999. Excluding merger expenses (adjusted for taxes), diluted earnings per share for the third quarter of 2000 would have been $0.47. The return on equity (ROE) and the return on average assets (ROA) for the third quarter of 2000 were 17.11% and 1.51%, respectively, as compared to 17.53% and 1.53%, respectively, for the same period in 1999. Excluding merger expenses, the ROE and ROA would have been 18.90% and 1.67%, respectively. The net income for the quarter ended September 30, 2000 includes after-tax merger related expenses of $83,000. There were no merger related expenses for the quarter ended September 30, 1999.

         Net income for the nine months ended September 30, 2000 and 1999 was $2,314,000 and $2,095,000, respectively, with diluted earnings per share of $1.23 and $1.08, respectively. Excluding merger expenses (adjusted for taxes), net income would have been $2,502,000 and diluted earnings per share would have been $1.33, increases of 19.4% and 23.1%, respectively, over the nine months of 1999. For the nine months of 2000, ROE was 17.53% and ROA was 1.53% as compared to 17.67% and 1.57% for the same period in 1999. The net income for the nine months ended September 30, 2000 includes after-tax merger related expenses of $188,000. There were no merger related expenses for the nine months ended September 30, 1999.

         The Company increased assets by $22,686,000 (12.1%) from September 30, 1999 to $210,466,000 at September 30, 2000. Net loans totaled $132,678,000, up
$23,161,000 (21.2%) from the ending balances on September 30, 1999. Deposit balances at September 30, 2000 totaled $188,189,000, up $19,928,000 (11.8%) from the year earlier balances. The deposit growth included $5,000,000 of State of California certificates of deposit placed in the Bank in December 1999.

         American River Holdings ended the third quarter of 2000 with a Tier 1 capital ratio of 12.0% and a total risk-based capital ratio of 13.2% versus 11.6% and 12.8%, respectively, at December 31, 1999.

         Table One below provides a summary of the components of net income for the periods indicated:

TABLE ONE:  COMPONENTS OF NET INCOME
------------------------------------------------------------------------------------------------------
                                                           For the three             For the nine
                                                           months ended              months ended
                                                           September 30,             September 30,
                                                      ----------------------    ----------------------

(In thousands, except percentages)                      2000         1999         2000         1999
                                                      ---------    ---------    ---------    ---------
Net interest income*                                  $   2,690    $   2,334    $   7,749    $   6,933
Provision for loan losses                                  (121)        (109)        (349)        (297)
Non-interest income                                         475          394        1,428        1,063
Non-interest expense (includes merger expenses
     of $124 and $296 for the three and nine months
     ended September 30, 2000 and $0 in 1999)            (1,712)      (1,464)      (4,962)      (4,242)
Provision for income taxes                                 (502)        (417)      (1,438)      (1,284)
Tax equivalent adjustment                                   (38)         (31)        (114)         (78)
                                                      ---------    ---------    ---------    ---------

Net income                                            $     792    $     707    $   2,314    $   2,095
                                                      =========    =========    =========    =========

------------------------------------------------------------------------------------------------------
Average total assets                                  $   208.4    $   183.9    $   202.6    $   177.8
Net income (annualized) as a percentage
  of average total assets                                  1.51%        1.53%        1.53%        1.57%
Net income (annualized) as a percentage of
  of average total assets excluding merger
 expenses (adjusted  for taxes)                            1.67%        1.53%        1.65%        1.57%

------------------------------------------------------------------------------------------------------

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

         The Company's net interest margin was 5.60% for the three months ended September 30, 2000, 5.46% for the three months ended September 30, 1999, 5.55% for the nine months ended September 30, 2000 and 5.64% for the nine months ended September 30, 1999.

         The fully taxable equivalent interest income component increased from $3,415,000 for the three months ended September 30, 1999 to $4,273,000 for the three months ended September 30, 2000, representing a 25.1% increase. Total interest income increased from $10,050,000 for the nine months ended September 30, 1999, to $12,080,000 for the nine months ended September 30, 2000, representing a 20.2% increase. The increase in the fully taxable equivalent interest income for the first nine months of 2000 compared to the same period in 1999 is broken down by rate (up $703,000) and volume (up $1,327,000). The rate increase can be attributed to six rate increases implemented by the Bank over the past fifteen months in response to actions made by the Federal Reserve Board increases in the Federal Funds and Discount rates. The volume increase was the result of a 13% increase in earning assets primarily the result of a concentrated effort on business lending and the effects of a strong local market. Average loan balances were up 11.5% and average investment securities balances were up 29.6% for the nine months ended September 30, 2000. Average earning assets were up 12.5% in the third quarter of 2000 compared to the third quarter of 1999, representing a $858,000 increase in interest income. The increase in earning assets is comprised of loans (up 22.8%) and investment securities (up 5.4%). The average yield on earning assets increased from 7.98% in 1999 to 8.90% in 2000, representing a $317,000 increase.

         The average balances on interest bearing liabilities were $18,745,000 (15.5%) higher in the third quarter of 2000 versus the same quarter in 1999. The higher balances accounted for $170,000 of the increase in interest expense. Rates paid on interest bearing liabilities increased 96 basis points on a quarter over quarter basis and accounted for $332,000 of the interest expense increase for the three month period. Interest expense for the nine-month period increased $1,214,000 (38.9%) from the expense in the same period in 1999. Volume increases in deposits and borrowings added $581,000 of interest expense. Overall average rates paid on interest-bearing liabilities in the first nine months of 2000 increased 68 basis points to 4.24% from the same period in 1999. The interest expense increase attributable to the higher rates was $633,000. For the nine-month period ending September 30, 2000, net interest income increased $816,000 (11.8%) over the first nine months of 1999.

         Table Two, Analysis of Net Interest Margin on Earning Assets, and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Bank's interest income and expenses. Table Two provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.


TABLE TWO:  ANALYSIS OF NET INTEREST MARGIN ON EARNING ASSETS
---------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                     2000                             1999
                                         ------------------------------   -------------------------------

(Taxable Equivalent Basis)                 Avg                   Avg        Avg                    Avg
(In thousands, except percentages)       Balance   Interest   Yield (4)   Balance    Interest   Yield (4)
                                         --------  --------   ---------   --------   --------   ---------
ASSETS:
Earning assets
Loans (1)                                $134,285  $  3,357     9.95%     $109,316   $  2,534     9.20%
Taxable investment
   securities                              37,269       593     6.33%       36,807        540     5.82%
Tax-exempt investment
     securities (2)                         8,999       147     6.51%        7,209        119     6.53%
  Corporate stock                             994        20     7.83%          811         16     7.92%
  Federal funds sold                        4,069        65     6.36%       10,492        134     5.07%
  Investments in time deposits              5,378        91     6.73%        5,069         72     5.64%
                                         --------  --------               --------   --------
Total earning assets                      190,994     4,273     8.90%      169,704      3,415     7.98%
                                                   --------                          --------
Cash & due from banks                      13,615                           11,792
Other assets                                3,822                            2,434
                                         --------                         --------
                                         $208,431                         $183,930
                                         ========                         ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  NOW & MMDA                             $ 71,243       606     3.38%     $ 59,597        353     2.35%
  Savings                                   8,028        52     2.58%        9,008         50     2.20%
  Time deposits                            57,581       884     6.11%       50,024        646     5.12%
  Other borrowings                          2,662        41     6.13%        2,140         32     5.93%
                                         --------  --------               --------   --------
Total interest bearing
  liabilities                             139,514     1,583     4.51%      120,769      1,081     3.55%
                                                   --------                          --------
Demand deposits                            49,544                           46,244
Other liabilities                             955                              913
                                         --------                         --------
Total liabilities                         190,013                          167,926
Shareholders' equity                       18,418                           16,004
                                         --------                         --------
                                         $208,431                         $183,930
                                         ========                         ========
Net interest income & margin (3)                   $  2,690     5.60%                $  2,334     5.46%
                                                   ========     =====                ========     =====

(1) Loan interest includes loan fees of $61,000 and $68,000 during the three months ending September 30, 2000 and September 30, 1999, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (92 for September 30, 2000 and 92 for September 30, 1999) and annualized to actual days in year (366 for 2000 and 365 for 1999).


---------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                      2000                             1999
                                         ------------------------------   -------------------------------

(Taxable Equivalent Basis)                 Avg                   Avg        Avg                    Avg
(In thousands, except percentages)       Balance   Interest   Yield (4)   Balance    Interest   Yield (4)
                                         --------  --------   ---------   --------   --------   ---------
ASSETS:
Earning assets
  Loans (1)                              $126,889  $  9,233     9.72%     $113,775   $  7,856     9.23%
  Taxable investment
     securities                            41,577     1,964     6.31%       32,800      1,427     5.82%
  Tax-exempt investment
     securities (2)                         8,966       441     6.58%        6,148        293     6.36%
  Corporate stock                             992        61     8.15%          827         47     7.63%
  Federal funds sold                        2,437       117     6.41%        5,786        213     4.92%
  Investments in time deposits              5,488       264     6.43%        5,047        214     5.67%
                                         --------  --------               --------   --------
Total earning assets                      186,349    12,080     8.66%      164,383     10,050     8.17%
                                                   --------                          --------
Cash & due from banks                      12,373                           11,228
Other assets                                3,922                            2,231
                                         --------                         --------
                                         $202,644                         $177,842
                                         ========                         ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  NOW & MMDA                             $ 66,249     1,472     2.97%     $ 58,245      1,019     2.34%
  Savings                                   8,155       146     2.39%        8,072        136     2.25%
  Time deposits                            58,045     2,522     5.80%       48,515      1,857     5.12%
  Other borrowings                          3,966       191     6.43%        2,309        105     6.08%
                                         --------  --------               --------   --------
Total interest bearing
  liabilities                             136,415     4,331     4.24%      117,141      3,117     3.56%
                                                   --------                          --------
Demand deposits                            47,363                           43,899
Other liabilities                           1,237                              948
                                         --------                         --------
Total liabilities                         185,015                          161,988
Shareholders' equity                       17,629                           15,854
                                         --------                         --------
                                         $202,644                         $177,842
                                         ========                         ========
Net interest income & margin (3)                   $  7,749     5.55%                $  6,933     5.64%
                                                   ========     =====                ========     =====

(1) Loan interest includes loan fees of $186,000 and $231,000 during the nine months ending September 30, 2000 and September 30, 1999, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (274 for September 30, 2000 and 273 for September 30, 1999) and annualized to actual days in year (366 for 2000 and 365 for 1999).

TABLE THREE:  ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND
              EXPENSES
--------------------------------------------------------------------------------
(In thousands) Three Months Ended September 30, 2000 over 1999
Increase (decrease) due to change in:

Interest-earning Assets:                     Volume      Rate (4)    Net Change
                                            --------     --------    ----------
   Net loans (1)(2)                         $    579     $    244     $    823
   Taxable investment securities                   7           46           53
   Tax exempt investment securities (3)           29           (1)          29
   Corporate stock                                 4           --            3
   Federal funds sold                            (82)          13          (69)
   Investment in time deposits                     4           15           19
                                            --------     --------     --------
     Total                                       541          317          858
                                            --------     --------     --------
Interest-bearing liabilities:
   Demand deposits                                69          184          253
   Savings deposits                               (5)           7            2
   Time deposits                                  98          140          238
   Other borrowings                                8            1            9
                                            --------     --------     --------
     Total                                       170          332          502
                                            --------     --------     --------
Interest differential                       $    371     $    (15)    $    356
                                            ========     ========     ========
--------------------------------------------------------------------------------
(In thousands) Nine Months Ended September 30, 2000 over 1999
Increase (decrease) due to change in:

Interest-earning Assets:                     Volume      Rate (4)    Net Change
                                            --------     --------    ----------
   Net loans (1)(2)                         $    906     $    471     $  1,377
   Taxable investment securities                 382          155          537
   Tax exempt investment securities (3)          134           15          149
   Corporate stock                                 9            4           13
   Federal funds sold                           (123)          27          (96)
   Investment in time deposits                    19           31           50
                                            --------     --------     --------
     Total                                     1,327          703        2,030
                                            --------     --------     --------

Interest-bearing liabilities:
   Demand deposits                               140          313          453
   Savings deposits                                1            9           10
   Time deposits                                 365          300          665
   Other borrowings                               75           11           86
                                            --------     --------     --------
     Total                                       581          633        1,214
                                            --------     --------     --------
Interest differential                       $    746     $     70     $    816
                                            ========     ========     ========
--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $61,000 and $68,000 during the three months ended September 30, 2000 and 1999, respectively, and $186,000 and $231,000 for the nine months ended September 30, 2000 and 1999, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

PROVISION FOR LOAN LOSSES

         The Bank provided $121,000 for loan losses for the third quarter of 2000 as compared to $109,000 for the third quarter of 1999. Net loan charge-offs for the three months ended September 30, 2000 were $2,000 as compared to a $41,000 for the three months ended September 30, 1999. For the first nine months of 2000, the Bank made provisions for loan losses of $349,000 and net loan charge-offs were $30,000 or .03% of average loans outstanding. This compares to provisions for loan losses of $297,000 and net loan charge-offs of $44,000 or
 .05% of average loans outstanding for the first nine months of 1999. The increase in the provision during 2000 as compared to 1999 was primarily related to the growth in the loan portfolio.

NONINTEREST INCOME

         Noninterest income was up $81,000 (20.6%) to $475,000 for the three months ended September 30, 2000 as compared to $394,000 for the three months ended September 30, 1999. The increase in noninterest income for the quarter can be attributed to an increase in accounts receivable servicing (up $34,000 or 44.2%) and revenue of $42,000 from First Source Capital, compared to $6,000 in the third quarter of 1999. For the nine months ended September 30, 2000, noninterest income was up $365,000 (34.3%) to $1,428,000. Increases were in accounts receivable servicing (up $128,000 or 73.1%) and fees from sales of Non-Insured Investment Products (up $52,000 or 56.5%). These increases were offset by a decrease of $12,000 (11.4%) in loan origination fees from the Bank's residential lending division. The increase in accounts receivable servicing was a result of two new clients and increasing average accounts receivable balances outstanding from $1,317,000 in the first nine months of 1999 to $2,456,000 (86.5%) in the first nine months of 2000. The residential lending division experienced a decrease in loan volume as a direct result of an increase in mortgage rates, which caused the number of refinances to decrease.

NONINTEREST EXPENSE

         Noninterest expenses increased $248,000 (16.9%) to a total of $1,712,000 in the third quarter of 2000 versus the $1,464,000 recorded in the third quarter of 1999. Salary and employee benefits increased $74,000 (8.5%); with $13,000 of the increase related to salaries in First Source Capital which was formed in the third quarter of 1999. Other increases included higher benefit costs and normal salary increases. On a quarter over quarter basis, occupancy and fixed asset expenses were higher by $8,000 (4.6%) due to annual rent increases. Merger related expenses were $124,000 during the quarter compared to $0 in the third quarter of 1999. The expenses relate to the previously announced merger with North Coast Bank, N.A. Merger expenses represent 50% of the $248,000 increase in noninterest expense. Other expenses for the third quarter of 2000 were $457,000 for an increase of $42,000 (10.1%) over the prior year quarter. The overhead efficiency ratios (fully tax equivalent) for the 2000 and 1999 third quarters were 54.1% and 53.7%, respectively. Excluding merger expenses the overhead efficiency ratio (fully tax equivalent) would have been 50.2% for the quarter. Noninterest expenses for the nine-month period ended September 30, 2000 were $4,962,000 versus $4,242,000 for the same period in 1999. Salaries and benefits increased $294,000 (11.5%) due to the new staff at First Source Capital, higher benefit costs and normal salary increases. Premises and fixed asset expenses were up $29,000 (5.8%). Merger related expenses were $296,000 during the period compared to $0 in the nine months ended September 30, 1999. Merger expenses represent 41% of the $720,000 increase in noninterest expense. Other expenses increased $101,000 (8.5%). The overhead efficiency ratio (fully tax equivalent) for the first nine-months of 2000 was 54.1% as compared to 53.1% in the same period of 1999. Excluding merger expenses the overhead efficiency ratio (fully tax equivalent) would have been 50.8% for the nine months ended September 30, 2000.

PROVISION FOR INCOME TAXES

         The effective tax rate for the third quarter and first nine-months of 2000 was 38.8% and 38.3%, respectively, versus 37.1% for the third quarter and 38.0% for the first nine-months of 1999.

BALANCE SHEET ANALYSIS

         The Company's total assets were $210,466,000 at September 30, 2000 as compared to $187,780,000 at September 30, 1999, representing an increase of 12.1%. The average balances of total assets for the nine months ended September 30, 2000 was $202,644,000 which represents an increase of $24,802,000 or 14.0%
over the $177,842,000 at September 30, 1999. Total average assets for the third quarter of 2000 were $208,431,000 compared to $183,930,000 during the third quarter of 1999.

LOANS

         The Bank concentrates its lending activities in four principal areas:
1) commercial loans; 2) real estate mortgage loans; 3) real estate construction loans (both commercial and residential); and 4) consumer loans. Real estate mortgage loans are generally secured by improved commercial property, with original maturities of 5-10 years. At September 30, 2000, these four categories accounted for approximately 27%, 56%, 13%, and 4%, respectively, of the Bank's loan portfolio. This mix was relatively unchanged compared to 23%, 55%, 18%, and 4% at September 30, 1999. Continuing strong economic activity in the Bank's market area, combined with ongoing marketing efforts, offset by normal loan paydowns and payoffs, resulted in net increases in loan balances for all loan categories with the exception of Real Estate Construction. Over the past year the Bank has made a concentrated effort to increase Commercial loans. In addition, the Bank continues to be active in the Real Estate Construction area, however, normal paydowns have exceeded new fundings. As a result, the outstanding balance of construction loans decreased from $19,607,000 at September 30, 1999 to $17,408,000 at September 30, 2000. Table Four below summarizes the composition of the loan portfolio as of September 30, 2000, September 30, 1999 and December 31, 1999.

TABLE FOUR: LOAN PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------
                                       September 30               December 31,
                               ---------------------------        ------------
(In thousands)                    2000               1999             1999
--------------------------------------------------------------------------------
Commercial                     $ 36,498           $ 25,280         $ 30,265
Real estate:
   Mortgage                      76,155             61,920           62,867
   Construction                  17,408             19,607           21,307
Consumer                          4,963              4,619            4,859
Deferred loan fees                 (389)              (294)            (311)
--------------------------------------------------------------------------------
Total loans                     134,635            111,132          118,987
Allowance for
   loan losses                   (1,957)            (1,615)          (1,679)
--------------------------------------------------------------------------------
Total net loans                $132,678           $109,517         $117,308
================================================================================

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

         Average net loans during the three months ended September 30, 2000 were $134,285,000 which represents a $24,968,000 (or 22.8%) increase over the average of $109,316,000 during the three months ended September 30, 1999. Average loans for the nine months ended September 30, 2000 were $126,889,000 representing an increase of $13,114,000 or 11.5% over the same period in 1999. Loan growth in 2000 resulted from a favorable economy in the Bank's market area, new borrowers developed through the Bank's marketing efforts and credit extensions expanded to existing borrowers.

RISK ELEMENTS

         The Company assesses and manages credit risk on an ongoing basis through a credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

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

         At September 30, 2000, approximately $93,563,000 or 70% of the Bank's loan portfolios constituted real estate loans primarily secured by the underlying real estate. The ability of the Bank to continue to originate real estate secured loans may be impaired by adverse changes in local and regional economic conditions in the real estate market, increasing interest rates, or by acts of nature, including earthquakes and flooding. These events could have a material adverse impact on the value of the collateral resulting in increases in loan losses, the allowance for loan losses and other real estate, which could adversely impact the results of operations and financial performance of the Bank and the Company.

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

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Five below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2000 and 1999, and as of, December 31, 1999.

TABLE FIVE:  NON-PERFORMING LOANS
--------------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                -----------------   ------------
(In thousands)                                   2000       1999        1999
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                   $  --      $ 421       $  --
   Real estate                                     --         --          --
   Consumer and other                              --         --          --
--------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                      24         65          30
   Real estate                                     --        493          --
   Consumer and other                              --         --          --
--------------------------------------------------------------------------------
Total non-performing loans                      $  24      $ 979       $  30
================================================================================

         Nonperforming loans remain low at September 30, 2000. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 1999 or 2000 or December 31, 1999. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2000, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

         The recorded investments in troubled debt restructurings as of September 30, 2000, December 31, 1999 and September 30, 1999 was $538,000, $677,000 and $681,000, respectively.

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

         The allowance for credit losses totaled $1,957,000 or 1.45% of total loans at September 30, 2000, $1,615,000 or 1.45% of total loans at September 30, 1999 and $1,679,000 or 1.41% of total loans at December 31, 1999. During the first quarter of 2000, $41,000 was transferred out of the allowance for loan loss account into a separate valuation reserve for the accounts receivable servicing receivables. Table Six below summarizes, for the periods indicated, the activity in the allowance for loan losses.


TABLE SIX: ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------
                                                   Three Months               Nine Months
 (In thousands, except for percentages)               Ended                     Ended
                                                   September 30,             September 30,
                                              ----------------------    ----------------------
                                                  2000         1999         2000         1999
----------------------------------------------------------------------------------------------
Average loans outstanding                     $ 134,285    $ 109,316    $ 126,889    $ 113,775
----------------------------------------------------------------------------------------------

Allowance for possible loan losses at
beginning of period                           $   1,838    $   1,547    $   1,679    $   1,362

Loans charged off:
   Commercial                                        (2)         (45)         (30)         (50)
   Real estate                                       --           --           --           --
   Installment                                       --           --           --           --
----------------------------------------------------------------------------------------------
Total                                                (2)         (45)         (30)         (50)
----------------------------------------------------------------------------------------------
Recoveries of loans previously Charged off:
   Commercial                                        --            2           --            4
   Real estate                                       --           --           --           --
   Consumer                                          --            2           --            2
----------------------------------------------------------------------------------------------
Total                                                --            4           --            6
----------------------------------------------------------------------------------------------
Net loans (charged off) recovered                    (2)         (41)         (30)         (44)
Amount transferred for accounts
  Receivable servicing valuation
  reserve                                            --           --          (41)          --
Additions to allowance charged
  to operating expenses                             121          109          349          297
----------------------------------------------------------------------------------------------
Allowance for possible loan
  losses at end of period                     $   1,957    $   1,615    $   1,957    $   1,615
----------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans outstanding                                 .00%         .15%         .03%         .05%
Provision of allowance for possible
  loan losses to average loans
  outstanding                                       .36%         .40%         .37%         .35%
Allowance for possible loan losses to
  loans net of deferred fees at end of
  period                                           1.45%        1.45%        1.45%        1.45%

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

OTHER REAL ESTATE

         At September 30, 2000 and at December 31, 1999, the Company did not have any other real estate ("ORE") properties. At September 30, 1999 the Company's portfolio included one ORE property valued and recorded at $162,000.

DEPOSITS

         At September 30, 2000, total deposits were $188,189,000 representing an increase of $19,928,000 (11.8%) over the September 30, 1999 balance of $168,261,000. State of California certificates of deposit accounted for $5,000,000 of the deposit growth. The remainder of the increase in total deposits is attributable to growth in noninterest-bearing demand and increased balances in interest-bearing money market accounts as a result of a promotional account.

CAPITAL RESOURCES

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

         In May of 1997, the Board of Directors of the Company authorized the annual repurchase of up to five percent of the Company's common stock to lessen the dilutive impact of issuing new shares in connection with annual distributions of a five percent common stock dividend and the Company's stock option plans. The Company acquired 77,000 shares of its common stock in the open market during 1999. There were no repurchases made during the first nine months of 2000.

         The Company and the Bank are subject to regulations issued by the Board of Governors of the Federal Reserve System and the FDIC, which require maintenance of certain levels of capital. At September 30, 2000, shareholders' equity was $18,870,000 representing an increase of $2,710,000 or 16.8% from the $16,160,000 at September 30, 1999. The ratio of total risk-based capital to risk adjusted assets was 13.2% at September 30, 2000 compared to 12.8% at December 31, 1999. Tier 1 risk-based capital to risk-adjusted assets was 12.0% at September 30, 2000 and 11.6% at December 31, 1999.

         Table Seven below lists the Company's actual capital ratios at September 30, 2000 and December 31, 1999 as well as the well-capitalized ratios required under regulatory definitions of capital adequacy.

TABLE SEVEN:  CAPITAL RATIOS
--------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets       At June 30,    At December 31,     Well-Capitalized
                                         2000             1999        Regulatory Requirement
--------------------------------------------------------------------------------------------
Leverage ratio                            9.0%             9.2%                5.00%

Tier 1 Risk-Based Capital                11.9%            11.6%                6.00%

Total Risk-Based Capital                 13.0%            12.8%               10.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All ratios are in excess of the regulatory definition of "well capitalized" at September 30, 2000 and December 31, 1999.

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

         Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Bank is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against seven interest rate scenarios. The scenarios include a 300, 200 and 100 basis point rising rate forecast, a flat rate forecast and a 300, 200 and 100 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Bank's net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from September 30, 2000 balances.

         Table Eight below summarizes the effect on net interest income (NII) of a +/-300, +/-200 and +/-100 basis point change in interest rates as measured against a constant rate (no change) scenario.

TABLE EIGHT:  INTEREST RATE RISK SIMULATION OF NET INTEREST AS OF
              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------
                                          % Change in NII       $ Change in NII
                                           from Current          from Current
                                         12 Month Horizon      12 Month Horizon
                                         ----------------      ----------------
      Variation from a constant
      rate scenario
          +300bp                               3.8 %                 $ 442
          +200bp                               2.4 %                 $ 283
          +100bp                               1.2 %                 $ 140
          -100bp                              (0.7)%                 $ (78)
          -200bp                              (1.4)%                 $(160)
          -300bp                              (2.1)%                 $(249)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank through its effect on market rates of interest, which affects the Bank's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ending September 30, 2000 and 1999.

LIQUIDITY

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2000, September 30, 1999 and December 31, 1999, were approximately $46,697,000 and $892,000, $39,992,000 and $1,698,000
and $42,540,000 and $2,311,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

         The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On September 30, 2000, consolidated liquid assets totaled $29.4 million or 14.0% compared to $37.6 million or 18.7% of total assets on December 31, 1999. In addition to liquid assets, the Bank maintains short term lines of credit with correspondent banks. At September 30, 2000, September 30, 1999 and December 31, 1999, the Bank had $13,000,000, $11,000,000 and $11,000,000, respectively, available under these credit lines. Additionally, the Bank is a member of the Federal Home Loan Bank ("FHLB"). At September 30, 2000, September 30, 1999 and December 31, 1999, the Bank could have arranged for up to $4,181,000, $5,515,000 and $4,624,000, respectively, in secured borrowings from the FHLB. The Bank also has informal agreements with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

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

OFF-BALANCE SHEET ITEMS

         The Bank has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2000, September 30, 1999 and December 31, 1999, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $47,589,000, $41,690,000 and $44,851,000 at September 30, 2000, September 30, 1999 and December 31, 1999, respectively. As a percentage of net loans these off-balance sheet items represent 35.9%, 38.1% and 38.2%, respectively.

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

ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed statement, "Business Combinations and Intangibles," in September 1999 which included the elimination of "pooling of interests" accounting. The result of this accounting change would be that all mergers consummated after a designated date would be accounted for as "purchase" transactions, resulting in the recognition of goodwill in any merger where the purchase price exceeds the asset value of the acquired company. The FASB is in the process of researching and discussing the accounting for goodwill and its impact on the future reported income of merged companies. Additionally, in bank mergers, the goodwill in a purchase accounting transaction would not be included in the calculation of regulatory capital requirements. The FASB will redeliberate the related issue of whether to retain the pooling method, but not until it has reached a set of tentative decisions with respect to the accounting for goodwill that will best meet the concerns of investors, creditors, and other users of financial statements--as well as companies that prepare those reports. The FASB expects to issue a final statement near the end of the first quarter of 2001.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended in June 1999 by FASB Statement No. 137 and in June 2000 by FASB Statement No. 138. FASB Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. FASB Statement No. 137 deferred the required adoption date to fiscal quarters of all fiscal years beginning after June 15, 2000. FASB Statement No. 138 addresses certain issues causing difficulties in implementing FASB Statement No. 133. The implementation of these pronouncements is not expected to have a material effect on the Company's financial statements.

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces FASB Statement No. 125 and revises certain of the standards for accounting for securitizations and other transfers of financial assets and collateral and their related disclosures. However, most of the provisions of FASB Statement No. 125 were carried over without reconsideration. The statement will be applied prospectively and is effective for the transfer and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The implementation of this pronouncement is not expected to have a material effect on the Company's financial statements.

SUBSEQUENT EVENT

         On October 25, 2000 the Company consummated the merger pursuant to the Agreement and Plan of Reorganization by and among the Company, ARH Interim National Bank and North Coast, N.A., dated as of March 1, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         THE FOLLOWING ARE THE VOTING RESULTS OF THE REGISTRANT'S ANNUAL MEETING OF THE SHAREHOLDERS HELD ON MAY 25, 2000:

         PROPOSAL NO. 1. Approval of the Agreement and Plan of Reorganization and Merger, dated March 1, 2000, among American River Holdings, North Coast Bank, N.A. and ARH Interim National Bank.

         Voted for:            1,169,856
         Voted against:           28,890
         Abstained:                9,223


         PROPOSAL NO. 2. Approval of the American River Holdings 2000 Stock Option Plan.

         Voted for:            1,121,624
         Voted against:           62,348
         Abstained:               23,997

         PROPOSAL NO. 3. Approval of the amendments to the American River Holdings articles of incorporation and bylaws to provide for the classification of the board of directors.

         Voted for:            1,111,929
         Voted against:           83,783
         Abstained:               12,257

         PROPOSAL NO. 4. Approval of the amendments to the American River Holdings articles of incorporation and bylaws to eliminate cumulative voting in the election of directors.

         Voted for:            1,097,519
         Voted against:           97,549
         Abstained:               12,901

         PROPOSAL NO. 5: Election of directors

         On the proposal to elect Directors of American River Holdings, Management's nominees, JAMES BURPO, WAYNE MATTHEWS, ROGER TAYLOR, CHARLES FITE, DAVID TABER, STEPHEN WAKES, MARJORIE TAYLOR, SAM GALLINA and WILLIAM YOUNG were elected as directors of AMERICAN RIVER HOLDINGS for the period corresponding to the class designated and until their successors are elected and qualified.

         PROPOSAL NO. 6: Approval of Perry-Smith LLP as independent accountants for the fiscal year 2000.

         Voted for:             1,587,177
         Voted against              6,047
         Abstained:                 4,482

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

            Exhibit
            Number                     Document Description
            ------                     --------------------

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

          *(10.11) American River Bank Deferred Compensation Plan dated May 1, 1998. **

          *(10.12)     American River Bank Deferred Fee Plan dated April 1,
                       1998. **

          *(10.16) American River Bank Employee Severance Policy dated March 18, 1998. **

          *(10.17)     American River Bank Employee Stock Purchase Plan. **

          *(10.18)     Employment agreement with David T. Taber dated August 16,
                       2000.

          *(10.19) Employment agreement with William L. Young dated August 16, 2000.

          *(10.20) American River Holdings Incentive Compensation Plan Year Ended December 31, 2000.

            (21.1) The Registrant's only subsidiaries are American River Bank and First Source Capital at September 30, 2000 and North Coast Bank, N.A. as of October 25, 2000.

            (27.1)     Financial Data Schedule

         *  Denotes management contracts, compensatory plans or arrangements.

         ** Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN RIVER HOLDINGS

November 13, 2000

                                      By: /s/ MITCHELL A. DERENZO
                                          -----------------------------
                                          Mitchell A. Derenzo

                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX


  Exhibit Number                Description                           Page
--------------------------------------------------------------------------------

      10.18         Employment agreement with David T. Taber          29-37
                    dated August 16, 2000

      10.19         Employment agreement with William L. Young        38-45
                    dated August 16, 2000

      10.20         American River Holdings Incentive Compensation    46-53
                    Plan Year Ended December 31, 2000.

      27.1          Financial Data Schedule                           54