Form 10-K
period 2000-12-31
AMERICAN RIVER HOLDINGS
filed 2001-04-02
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended DECEMBER 31, 2000

[ ] Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

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

                                 (916) 565-6100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                   Title of Class: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, as of March 29, 2001: $29,975,000

Number of shares outstanding of each of the registrant's classes of common stock, as of March 29, 2001

          No par value Common Stock - 2,418,521 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 13 from Registrant's definitive proxy statement for the 2001 annual meeting of shareholders.

The Index to the Exhibits is located at Page 87                    Page 1 of 129

PART I

ITEM 1.  BUSINESS

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) data processing problems; (8) a decline in real estate values in the Company's market area; and (9) the California power crisis. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and its subsidiaries

     American River Holdings (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 1545 River Park Drive, Suite 107, Sacramento, California 95815 and its telephone number is (916) 565-6100.

     The Company owns 100% of the issued and outstanding common shares of American River Bank. American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters office to Sacramento, California in 1985. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

     American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. American River Bank operates four banking offices in Placer and Sacramento Counties including the head office at 1545 River Park Drive, Suite 107, Sacramento, and branch offices at 9750 Business Park Drive, Sacramento, 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville. American River Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable legal limits. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future.

     The Company also owns 100% of First Source Capital formed in July 1999 to conduct lease financing for most types of business assets, from computer software to heavy earth-moving equipment. Specific leasing programs are tailored for vendors of equipment in order to increase their sales. First Source Capital acts as a lease broker and receives a fee for each lease recorded on the books of the party acting as the funding source. Various funding sources are utilized in connection with multiple leasing programs made available by First Source Capital.

     In October 2000, the Company acquired North Coast Bank, National Association ("North Coast Bank"). Under terms of the merger agreement, the Company issued shares of its common stock in exchange for all of North Coast Bank's common stock. The business combination was accounted for on a pooling-of-interests basis, and as a result, all prior period numbers have been restated to include those of North Coast Bank. North Coast Bank is a national banking association, organized in 1990 with its administrative headquarters in Santa Rosa, California. North Coast Bank operates three full service banking offices within its primary service areas of Sonoma County, in the cities of

Healdsburg, Santa Rosa and Windsor. North Coast Bank's primary business is serving the business or commercial banking needs of small to mid-sized businesses within Sonoma County.

     Other than holding the shares of American River Bank, North Coast Bank (collectively "the Subsidiary Banks") and First Source Capital, the Company conducts no significant activities. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

     At December 31, 2000, the Company had consolidated assets of $284 million, deposits of $239 million and shareholders' equity of $24 million.

GENERAL

     The Company is a community oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, Napa, Marin and Mendocino counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company's principal source of revenues are: (i) interest and fees on loans; (ii) interest on investments (principally government securities); and (iii) interest on Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2000, these sources comprised 81.5%, 16.9%, and 1.6%, respectively, of the Company's interest income.

     The Subsidiary Banks' deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of the Subsidiary Banks' deposits are not concentrated within a single industry or group of related industries.

     As of December 31, 2000 and December 31, 1999, American River Bank held $6,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $100,000, which are insured by the FDIC.

     American River Bank competes with approximately 37 and 22 other banking or savings institutions in Sacramento County and Placer County, respectively. American River Bank's market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 1.3% and 1.7%, respectively (based upon the most recent information made available by the FDIC through June 30, 2000). North Coast Bank competes with approximately 19 other banking or savings institutions in its service areas. North Coast Bank's, market share of FDIC insured deposits in the service area of Sonoma County was approximately .68% (based upon the most recent information made available by the FDIC through June 30, 2000).

EMPLOYEES

     At December 31, 2000, the Company and its subsidiaries employed 100 persons on a full-time basis. The Company believes its employee relations are good.

REGULATION AND SUPERVISION OF BANK HOLDING COMPANIES

GENERAL

     The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

     American River Bank is licensed by the California Commissioner of Financial Institutions, its deposits are insured by the FDIC, up to the applicable legal limits and it has chosen not to become a member of the Federal Reserve System. Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the California Commissioner of Financial Institutions and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. American River Holdings and American River Bank are required to file reports with the Board of Governors of the Federal Reserve System (the "Board of Governors"), the California Commissioner of Financial Institutions, and the FDIC and provide the additional information that the Board of Governors, California Commissioner of Financial Institutions, and FDIC may require.

     North Coast Bank is a national bank licensed under the national banking laws of the United States. North Coast Bank is regularly examined by the Office of the Comptroller of the Currency and is subject to the supervision of the FDIC and the Office of the Comptroller of the Currency, and is a member of the Federal Reserve System. The supervision and regulation includes comprehensive reviews of all major aspects of North Coast Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. North Coast Bank is required to file reports with the Office of the Comptroller of the Currency and the FDIC. North Coast Bank's deposits are insured by the FDIC up to the applicable legal limits.

     First Source Capital is a California corporation which conducts a lease brokerage business as a permissible non-banking activity under the Federal Reserve Act. First Source Capital is subject to regulatory supervision by the Board of Governors and the California Commissioner of Corporations.

     American River Holdings is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

     The Company, and any subsidiaries, which it may acquire or organize, are deemed to be "affiliates" within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Subsidiary Banks to affiliates, and (b) on investments by the Subsidiary Banks in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

     In addition, regulations of the Board of Governors under the Federal Reserve Act require that reserves be maintained by the Subsidiary Banks in conjunction with any liability of the Company under any obligation (promissory note, acknowledgement of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to the Subsidiary Banks for use in its banking business, or to maintain the availability of such funds.

CAPITAL STANDARDS

     The Board of Governors, the FDIC, and the Office of the Comptroller of the Currency have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, American River Holdings, American River Bank, and North Coast Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

     Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio. For example, most home mortgage loans are placed in a 50% risk category and therefore require maintenance of capital equal to 4% of those loans, while commercial loans are placed in a 100% risk category and therefore require maintenance of capital equal to 8% of those loans.

     Under the risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a minimum risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

     A leverage capital standard was adopted as a supplement to the risk-weighted capital guidelines. Under the leverage capital standard, an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the FDIC have also adopted a minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth.

     At December 31, 2000, American River Holdings, American River Bank and North Coast Bank were in compliance with the risk-weighted capital and leverage ratios.

PROMPT CORRECTIVE ACTION

     The Board of Governors, FDIC, and Office of the Comptroller of the Currency have adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDIC Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

     The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

     Any financial institution which is classified as "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without prior regulatory approval and regulators must prohibit a critically undercapitalized institution from taking certain other actions without prior approval, including
(1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution's normal market areas.

ADDITIONAL REGULATIONS

     Under the FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards.

     The Federal Financial Institution Examination Counsel ("FFIEC") on December 13, 1996, approved an updated Uniform Financial Institutions Rating System ("UFIRS"). In addition to the five components traditionally included in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The revised rating system is identified as the "CAMELS" system.

     The federal financial institution agencies have established bases for analysis and standards for assessing a financial institution's capital adequacy in conjunction with the risk-based capital guidelines including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

     Community Reinvestment Act ("CRA") regulations evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. American River Bank and North Coast Bank each have current ratings of "satisfactory" for CRA compliance.

LIMITATIONS ON DIVIDENDS

     The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. North Coast Bank's ability to pay cash dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the Office of the Comptroller of the Currency.

COMPETITION

COMPETITIVE DATA

     American River Bank. At June 30, 2000, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 154 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 4 offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

     Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank's legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, including North Coast Bank, retaining the portion of such loans which is within its lending limits. As of December 31, 2000, American River Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $3,186,000 on an unsecured basis and $5,293,000 on a fully secured basis based on regulatory capital of $21,173,000.

     American River Bank's business is concentrated in its service area, which primarily encompasses Sacramento County and South Western Placer County. The economy of American River Bank's service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

     Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2000, there were 184 operating commercial and savings bank offices in Sacramento County with total deposits of $11,108,700,000. This was an increase of $615,890,000 over the June 30, 1999 balances. American River Bank held a total of $140,380,000 in deposits, representing approximately 1.3% of total commercial and savings banks deposits in Sacramento County as of June 30, 2000.

     Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2000, there were 74 operating commercial and savings bank offices in Placer County with total deposits of $2,502,703,000. This was an increase of $314,070,000 over the June 30, 1999 balances. American River Bank held a total of $43,448,000 in deposits, representing approximately 1.7% of total commercial and savings banks deposits in Placer County as of June 30, 2000.

     In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the risk-based assessment rate schedule, American River Bank's current capital ratios and levels of deposits, American River Bank anticipates no change in the assessment rate applicable to it during 2001 from that in 2000.

     North Coast Bank. At June 30, 2000, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 55 offices in the cities of Healdsburg, Santa Rosa and Windsor, California, where North Coast Bank has its 3 offices. Additionally, North Coast Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

     North Coast Bank has also made arrangements with its correspondent banks and with others to provide some of the services for its customers, such as trust services, international banking, discount brokerage and insurance services, which North Coast Bank is not authorized nor prepared to offer currently. For borrowers requiring loans in excess of North Coast Bank's legal lending limits, North Coast Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, including American River Bank, retaining the portion of such loans which is within its lending limits. As of December 31, 2000, North Coast Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $778,000 based on regulatory capital of $5,186,000.

     North Coast Bank's business is concentrated in its service area, which primarily encompasses Sonoma County. The economy of North Coast Bank's service area is dependent upon agriculture, tourism, retail sales, population growth and smaller service oriented businesses.

     Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2000, there were 111 operating commercial and savings bank offices in Sonoma County with total deposits of $6,902,391,000. This was an increase of $1,006,404,000 over the June 30, 1999 balances. North Coast Bank held a total of $47,077,000 in deposits, representing approximately .7% of total commercial and savings banks deposits in Sonoma County as of June 30, 2000.

     Based upon the risk-based assessment rate schedule implemented by the FDIC in 1996, North Coast Bank's current capital ratios and levels of deposits, North Coast Bank anticipates no change in the assessment rate applicable to it during 2001 from that in 2000.

GENERAL COMPETITIVE FACTORS

     In order to compete with the major financial institutions in their primary service areas, community banks such as American River Bank and North Coast Bank use to the fullest extent possible the flexibility which is accorded by their independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. They also seek to provide special services and programs for individuals in their primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed their respective lending limits, they seek to arrange for such loans on a participation basis with other financial institutions. They also assist those customers requiring services not offered by either bank to obtain such services from correspondent banks.

     Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

     Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by a bank to obtain their deposits and other borrowings and the interest rate received by a bank on loans extended to customers and on securities held in a bank's portfolio comprise the major portion of a bank's earnings.

     The interest rate differentials of a bank, and therefore their earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on American River Bank and North Coast Bank are not predictable.

IMPACT OF LEGISLATIVE AND REGULATORY PROPOSALS

     Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

     The federal financial institution agencies, especially the Office of the Comptroller of the Currency and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The Office of the Comptroller of the Currency has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the Office of the Comptroller of the Currency to engage in an activity through a subsidiary in which American River Bank itself may not engage.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act"), which is potentially the most significant banking legislation in many years. The Act eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The Act repeals Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the Act.

     Prior to the Act, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The Act removes these restrictions and substantially eliminates the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies which qualify as financial holding companies can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

     In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are "well capitalized" and "well managed" and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities "closely related to banking" which have to date defined the permissible activities of bank holding companies under the Bank Holding Company Act.

     One further effect of the Act is to require that federal financial institution and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have the opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

     Neither American River Holdings, American River Bank nor North Coast Bank have determined whether or when they may seek to acquire and exercise new powers or activities under the Act, and the extent to which competition will change among financial institutions affected by the Act has not yet become clear.

     Certain legislative and regulatory proposals that could affect American River Holdings, American River Bank, North Coast Bank and the banking business in general are periodically introduced before the United States Congress, the California State Legislature and Federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject American River Holdings, American River Bank and North Coast Bank to increased regulation, disclosure and reporting requirements, competition, and costs of doing business.

     In addition to legislative changes, the various Federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such regulations may have on American River Holdings, American River Bank and North Coast Bank.

ITEM 2.  PROPERTIES

     The Company and its subsidiaries lease seven and own one of their respective premises. American River Bank's head office is located at 1545 River Park Drive, Suite 107, Sacramento, California, in a modern, five floor building which has offstreet parking for its clients. American River Bank leases premises in the building from Spieker Properties, L.P., a California limited partnership. The lease term is ten years and expires on March 31, 2010. The premises consist of 9,498 square feet on the ground floor.

     American River Bank leases premises at 9750 Business Park Drive, Sacramento, California. The office space is leased from Bradshaw Plaza Group, which is owned in part by Charles D. Fite, a director of the Company. The lease term is seven years and expires on November 30, 2006. The premises consist of 4,590 square feet on the ground floor.

     American River Bank leases premises at 10123 Fair Oaks Boulevard, Fair Oaks, California. The office space is leased from Marjorie Taylor, a director of the Company. The lease term is 12 years and expires on March 1, 2009. The premises consist of 2,380 square feet on the ground floor.

     American River Bank leases premises at 2240 Douglas Boulevard, Roseville, California. The office space is leased from Sandalwood Land Company. The lease term is 10 years and expires on December 18, 2006. The premises consist of 3,790 square feet on the ground floor.

     The Company leases premises (used by First Source Capital) at 1540 River Park Drive, Suite 106, Sacramento California. The office space is leased from Union Bank of California N.A., as Trustee for Agnes M. Bourn and William B. Bourn. The one-year lease term expires on February 1, 2002. The premises consist of 847 square feet on the ground floor.

     North Coast Bank leases premises at 8733 Lakewood Drive, Windsor, California. The office space is leased from Hotel St. Paul Partnership. The lease term is 10 years and expires on February 1, 2003. The premises consist of approximately 5,760 square feet on the first and second floors.

     North Coast Bank owns premises at 412 Center Street, Healdsburg, California. The premises were purchased June 1, 1993. The purchase price for the land and building was $343,849. The building is 2,620 square feet sitting on 10,835 square feet of land.

     North Coast Bank leases premises at 50 Santa Rosa Avenue, Santa Rosa, California. The office space is leased from Rosario LLC. The lease term is ten
(10) years and expires on October 31, 2008. The premises consist of 7,072 square feet on the ground floor.

     The leases on the premises located at 1545 River Park Drive, 9750 Business Park Drive, 2240 Douglas Boulevard and 50 Santa Rosa Avenue contain options to extend for five years. Included in the above are two facilities leased from directors of the Company at terms and conditions which management believes are consistent with the commercial lease market.

     The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits to this report.

ITEM 3.  THE LEGAL PROCEEDINGS

     There are no material legal proceedings adverse to the Company and its subsidiaries to which any director, officer, affiliate of the Company, or 5% shareholder of the Company or its subsidiaries, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or its subsidiaries are a party, and none of the above persons has a material interest adverse to the Company or its subsidiaries.

     From time to time, the Company and/or its subsidiaries is a party to claims and legal proceedings arising in the ordinary course of business. The Company's management is not aware of any material pending legal proceedings to which either it or its subsidiaries may be a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders during the fourth quarter of 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock began trading on the NASDAQ National Market exchange ("NASDAQ") under the symbol "AMRB" on October 26, 2000. Prior to October 26, 2000, the common stock was not listed on any exchange and was quoted on the OTC Bulletin Board under the symbol "AMRB.OB." The following table shows the high and the low prices for the common stock, for each quarter, as reported by NASDAQ and the OTC Bulletin Board. The prices have been adjusted to reflect the 5% stock dividends distributed in 1999 and 2000.

===================================
  2000               High     Low
-----------------------------------
First quarter      $ 15.24  $ 10.48
Second quarter       14.29    10.00
Third quarter        13.57    12.02
Fourth quarter       15.00    11.79

  1999
-----------------------------------
First quarter      $ 16.55  $ 14.21
Second quarter       16.18    14.51
Third quarter        16.55    14.63
Fourth quarter       16.07    13.45
===================================

     As of December 31, 2000, there were approximately 1,295 shareholders of record of the Company's common stock.

     The Company has paid cash dividends on its common stock twice a year since 1992, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a twice a year basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. As of December 31, 2000, the Subsidiary Banks had $6.4 million in retained earnings available for dividend payments to the Company, which in turn could be paid out to shareholders of the Company.

     See Note 12 to the consolidated financial statements included in this report for additional information regarding the amount of cash dividends declared and paid on common stock for the two most recent fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

     The following table presents certain consolidated financial information concerning the business of the Company and its subsidiaries. Prior period numbers have adjusted to reflect the merger of North Coast Bank, which was accounted for as a pooling of interests. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report.

AS OF AND FOR THE YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts and ratios)

                                                  2000        1999       1998         1997        1996
STATEMENT OF OPERATIONS DATA

Net interest income                            $ 13,585    $ 11,754    $ 10,743    $  9,582    $  9,105
Provision for loan or lease losses                  672         582         509         605         561
Other income                                      2,183       1,647       1,433       1,211       1,153
Other expenses                                    9,329       7,770       7,143       6,563       6,685
Income before income taxes                        5,767       5,049       4,524       3,625       3,012
Income taxes                                      2,221       1,921       1,673       1,278       1,034
Net income                                     $  3,546    $  3,128    $  2,851    $  2,347    $  1,978
Earnings per share - basic                     $   1.49    $   1.31    $   1.19    $   0.97    $   0.82
Earnings per share - diluted                       1.42        1.24        1.11        0.90        0.80
Cash dividends per share                           0.25        0.22        0.19        0.17        0.15
Book value per share                              10.19        9.17        8.44        7.71        6.92

BALANCE SHEET DATA:

Balance sheet totals-end of period:
   Assets                                      $284,126    $248,540    $220,001    $197,177    $166,176
   Loans and leases, net                        200,658     157,044     143,132     121,960     108,821
   Deposits                                     239,312     223,077     197,104     176,329     148,670
   Shareholders' equity                          24,413      20,611      19,168      17,664      15,936
Average balance sheet amounts:
   Assets                                      $259,999    $224,960    $201,958    $179,667    $165,368
   Loans and leases                             175,134     148,369     133,381     115,099     110,696
   Earning assets                               238,837     207,388     187,071     166,104     153,090
   Deposits                                     230,822     201,180     180,288     161,794     148,805
   Shareholders' equity                          22,258      19,916      18,434      16,801      15,073

SELECTED RATIOS:

For the year:
    Return on average equity                      15.93%      15.71%      15.47%      13.97%      13.12%
    Return on average assets                       1.36%       1.39%       1.41%       1.31%       1.20%
    Efficiency ratio *                            58.59%      57.48%      58.28%      60.47%      64.85%
    Net interest margin *                          5.75%       5.72%       5.79%       5.80%       5.98%
    Net chargeoffs to average loans & leases       0.14%       0.14%       0.26%       0.52%       0.79%
At December 31:
    Average equity to average assets               8.56%       8.85%       9.13%       9.35%       9.11%
    Leverage capital ratio                         9.39%       9.17%       9.51%       9.85%       9.66%
    Allowance for loan & lease losses              1.21%       1.30%       1.17%       1.24%       1.37%

* fully taxable equivalent

ITEM 7. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is American River Holdings management's discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2000, 1999 and 1998.

INTRODUCTION

     In addition to the historical information contained herein, this Annual Report contains certain forward-looking statements. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the California power crisis, as well as other factors. This entire Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. This entire Report should be read in conjunction with the Company's audited financial statements and notes thereto.

OVERVIEW

     The Company recorded its 68th consecutive profitable quarter for the quarter ended December 31, 2000. Net income in 2000 increased 13.4% to $3,546,000 versus $3,128,000 in 1999. Diluted earnings per share for the two years were $1.42 and $1.24, respectively. For 2000, the Company realized a return on average equity of 15.9% and a return on average assets of 1.36%, as compared to 15.7% and 1.39% for 1999. The net income for 1999 was $277,000 (9.7%) higher than the $2,851,000 recorded in 1998. Diluted earnings per share in 1998 were $1.11, return on average assets was 1.41% and return on average equity was 15.5%. The earnings per share for 2000, 1999 and 1998 have been adjusted for 5 percent stock dividends distributed on December 19, 2000, October 14, 1999 and October 21, 1998. In March of 2000, the Company announced a merger with North Coast Bank, whereby North Coast Bank would become a subsidiary of the Company. At September 30, 2000, North Coast had assets of $58.4 million and operated out of three branches in the Santa Rosa, California area. The transaction called for .9644 of a share of the Company's common stock to be exchanged for each outstanding share of North Coast Bank's common stock. The transaction closed on October 25, 2000 and was accounted for as a pooling of interests, and as a result, all prior period numbers have been restated to include those of North Coast Bank. Excluding merger related expenses and other non-recurring expenses such as NASDAQ listing fees and SEC registration fees, net income would have been $3,967,000 or an increase of 26.8%; diluted earnings per share would have been $1.59 or an increase of 28.2%; return on average equity would have been 17.8% and return on average assets would have been 1.53%.

     During 2000, total assets of the Company increased $35,586,000 (14.3%) to a total of $284,126,000 at year-end. At December 31, 2000, net loans totaled $200,658,000, up $43,614,000 (27.8%) from the ending balances on December 31,
1999. Deposit growth for the year was 7.3% resulting in ending deposit balances of $239,312,000. The Company ended 2000 with a Tier 1 capital ratio of 10.6% and a total risk-based capital ratio of 11.7%.

     Table One below provides a summary of the components of net income for the years indicated:

TABLE ONE: COMPONENTS OF NET INCOME
--------------------------------------------------------------------------------
     For the twelve months ended:

(In thousands, except percentages)                2000        1999        1998
                                                  ----        ----        ----

Net interest income*                           $ 13,739    $ 11,871    $ 10,824
Provision for loan losses                          (672)       (582)       (509)
Non-interest income                               2,183       1,647       1,433
Non-interest expense (includes non-recur-
     ring expenses of $693 for the twelve
     months ended December 31, 2000)             (9,329)     (7,770)     (7,143)
Provision for income taxes                       (2,221)     (1,921)     (1,673)
Tax equivalent adjustment                          (154)       (117)        (81)
                                               --------    --------    --------

Net income                                     $  3,546    $  3,128    $  2,851
                                               ========    ========    ========
--------------------------------------------------------------------------------
Average total assets                           $260,000    $225,000    $202,000
Net income as a percentage
  of average total assets                          1.36%       1.39%       1.41%
Net income as a percentage of
  average total assets excluding non-re-
  curring expenses                                 1.53%       1.39%       1.41%
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

     The Company's fully taxable equivalent net interest margin was 5.72% in 1999, and 5.75% in 2000. The fully taxable equivalent net interest margin in dollars was up $1,868,000 (16%) in 2000 over 1999.

     The fully taxable equivalent interest income component increased from $17,346,000 in 1999 to $21,381,000 in 2000, representing a 23.3% increase. The increase in the fully taxable equivalent interest income for 2000 compared to the same period in 1999 is broken down by rate (up $1,202,000) and volume (up $2,833,000). The rate increase can be attributed to six rate increases implemented by the Company over the past eighteen months in response to the Federal Reserve Board's increases in the Federal Funds and Discount rates. The average yield on earning assets increased from 8.36% in 1999 to 8.95% in 2000. The volume increase was the result of a 15% increase in average earning assets primarily the result of a concentrated effort on business lending and the effects of a strong local market. Average loan balances were up $26,765,000 (18%) and average investment securities balances were up $8,214,000 (16%). Average fed fund balances were down $3,530,000 (-39%).

     The fully taxable equivalent interest income component increased $1,088,000 in 1999 from the $16,258,000 recorded in 1998, representing a 6.7% increase. The increase in the fully taxable equivalent interest income for 1999 compared to the same period in 1998 is broken down by rate (down $708,000) and volume (up $1,796,000). The interest income increase in 1999 was primarily the result of an increase in average outstanding loan balances of $14,988,000, which reflected a 11.2% increase over 1998 balances. This increase contributed an additional $1,470,000 to interest income and was offset in part by an average 42 basis point decrease in loan yields that caused a reduction of $626,000 in interest income. Competitive pressures and three 25 basis point decreases in the prime rate late in 1998 contributed to the lower yields in 1999. The average yield on earning assets decreased from 8.69% in 1998 to 8.36% in 1999.

     Interest expense increased $2,167,000 (40%) in 2000 over 1999. The average balances on interest bearing liabilities were $25,362,000 (17%) higher in 2000 versus 1999. The higher balances accounted for $942,000 of the increase in interest expense. The higher balances were due to internal growth of average deposits ($23,188,000) and other borrowings ($2,174,000). Rates paid on interest bearing liabilities increased 71 basis points on a year over year basis and accounted for $1,225,000 of the interest expense increase for the period.

     Interest expense increased $41,000 (.8%) in 1999 over 1998. The average balances on interest bearing liabilities were $15,361,000 (11%) higher in 1999 versus 1998. The higher balances accounted for $625,000 of the increase in interest expense. Rates paid on interest bearing liabilities decreased 38 basis points on a year over year basis and offset the expense related to the higher balances by $584,000.

     Table Two, Analysis of Net Interest Margin on Earning Assets, and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Company's interest income and expenses. Table Two provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.

TABLE TWO: ANALYSIS OF NET INTEREST MARGIN ON EARNING ASSETS

-------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                  2000                              1999                           1998
                             -----------------------------     ---------------------------    ---------------------------
(Taxable Equivalent Basis)     Avg                    Avg        Avg                  Avg       Avg                  Avg
(In thousands, except        Balance    Interest     Yield     Balance    Interest   Yield    Balance    Interest   Yield
  percentages)               -------    --------     -----     -------    --------   -----    -------    --------   -----
ASSETS:
Earning assets
  Loans (1)                $ 175,134    $ 17,294     9.87%   $ 148,369    $ 13,926    9.39%  $ 133,381   $ 13,082    9.81%
  Taxable investment
    securities                41,763       2,644     6.33%      36,252       2,126    5.86%     34,168      2,025    5.93%
  Tax-exempt investment
     securities (2)            9,232         600     6.50%       6,984         444    6.36%      4,376        281    6.42%
  Corporate stock                987          82     8.31%         765          63    8.24%        964         78    8.09%
  Federal funds sold           5,493         353     6.43%       9,023         451    5.00%      8,992        475    5.28%
  Investments in time
     deposits                  6,228         408     6.57%       5,995         336    5.60%      5,190        317    6.11%
                           ---------    --------             ---------    --------           ---------   --------
Total earning assets         238,837      21,381     8.95%     207,388      17,346    8.36%    187,071     16,258    8.69%
                                        --------                          --------                       --------
Cash & due from banks         15,776                            14,089                          11,957
Other assets                   5,386                             3,483                           2,930
                           ---------                         ---------                       ---------
                           $ 259,999                         $ 224,960                       $ 201,958
                           =========                         =========                       =========


LIABILITIES & SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
  NOW & MMDA               $  87,159       2,834     3.25%   $  72,048       1,801    2.50%  $  64,166      1,814    2.83%
  Savings                     12,212         297     2.43%      13,054         307    2.35%     12,488        316    2.53%
  Time deposits               72,079       4,199     5.83%      63,160       3,208    5.08%     56,574      3,161    5.59%
  Other borrowings             4,818         312     6.48%       2,644         159    6.01%      2,317        143    6.17%
                           ---------    --------             ---------    --------           ---------   --------
Total interest bearing
  liabilities                176,268       7,642     4.34%     150,906       5,475    3.63%    135,545      5,434    4.01%

Demand deposits               59,372                            52,918                          47,060
Other liabilities              2,101                             1,220                             919
                           ---------                         ---------                       ---------
Total liabilities            237,741                           205,044                         183,524
Shareholders' equity          22,258                            19,916                          18,434
                           ---------                         ---------                       ---------
                              22,258                            19,916
                           $ 259,999                         $ 224,960                       $ 201,958
                           =========                         =========                       =========
Net interest income &
  margin (3)                            $ 13,739     5.75%                 $11,871    5.72%              $ 10,824    5.79%
                                        ========     ====                  =======    ====               ========    ====

(1) Loan interest includes loan fees of $355,000,$402,000 and $345,000 in 2000, 1999 and 1998, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.

TABLE THREE: ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND
             EXPENSES

--------------------------------------------------------------------------------
Year ended December 31, 2000 over 1999 (In thousands)
Increase (decrease) due to change in:

                                                         Volume    Rate (4)  Net Change
                                                         ------    --------  ----------
Interest-earning assets:
   Net loans (1)(2)                                     $ 2,512    $   856    $ 3,368
   Taxable investment securities                            323        194        517
   Tax exempt investment securities (3)                     143         13        156
   Corporate stock                                           18          1         19
   Federal funds sold & other                              (176)        78        (98)
   Investment in time deposits                               13         60         73
                                                        -------    -------    -------
     Total                                                2,833      1,202      4,035
                                                        -------    -------    -------

Interest-bearing liabilities:
   Demand deposits                                          378        655      1,033
   Savings deposits                                         (20)        10        (10)
   Time deposits                                            453        538        991
   Other borrowings                                         131         22        153
                                                        -------    -------    -------
     Total                                                  942      1,225      2,167
                                                        -------    -------    -------
Interest differential                                   $ 1,891    $   (23)   $ 1,868
                                                        =======    =======    =======



Year Ended December 31, 1999 over 1998 (In thousands)
Increase (decrease) due to change in:

                                                         Volume    Rate (4)  Net Change
                                                         ------    --------  ----------
Interest-earning assets:
   Net loans (1)(2)                                     $ 1,470    $  (626)   $   844
   Taxable investment securities                            124        (23)       101
   Tax exempt investment securities (3)                     167         (4)       163
   Corporate stock                                          (16)         1        (15)
   Federal funds sold & other                                 2        (26)       (24)
   Investment in time deposits                               49        (30)        19
                                                        -------    -------    -------
     Total                                                1,796       (708)     1,088
                                                        -------    -------    -------

Interest-bearing liabilities:
   Demand deposits                                          223       (236)       (13)
   Savings deposits                                          14        (23)        (9)
   Time deposits                                            368       (321)        47
   Other borrowings                                          20         (4)        16
                                                        -------    -------    -------
     Total                                                  625       (584)        41
                                                        -------    -------    -------
Interest differential                                   $ 1,171    $  (124)   $ 1,047
                                                        =======    =======    =======

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $355,000, $402,000 and $345,000 for the years ended December 31, 2000, 1999 and 1998, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.


PROVISION FOR LOAN AND LEASE LOSSES

     The Company provided $672,000 for loan and lease losses in 2000 as compared to $582,000 for 1999. Net loan charge-offs for 2000 were $239,000 as compared to $213,000 in 1999. In 2000 and 1999, net loan charge-offs as a percentage of average loans outstanding was .14%. In 1998, the Company provided $509,000 for loan and lease losses and net charge-offs were $342,000.

SERVICE CHARGES AND FEES AND OTHER INCOME

     Noninterest income was up $536,000 (32.5%) to $2,183,000 in 2000 from the 1999 level. The increase in the noninterest income can be attributed to an increase in service charges (up $65,000 or 12.1%), merchant fee income up $49,000 or 32.0%), accounts receivable servicing (up $158,000 or 58.1%) and increased revenue from First Source Capital (up $131,000 or 272.9%) (First Source Capital was formed during the second half of 1999). The increase in accounts receivable servicing was a result of adding new clients and increasing average accounts receivable balances outstanding from $1,505,000 in 1999 to $2,696,000 (79.1%) in 2000. The increase in service charges and merchant fee income can be attributable to the 13.4% increase in core deposits (demand and money market accounts). These accounts allow the Company the opportunity for more service charge fees and the access to potential merchant accounts. For the year ended December 31, 1999, noninterest income was up $214,000 (14.9%) to $1,647,000. Increases were in accounts receivable servicing (up $170,000 or 168.63%) and the State servicing contract (up $58,000 or 89.23%). These increases were offset by a decrease of $121,000 (47.64%) in loan origination fees from American River Bank's residential lending division. American River Bank's residential lending division acts as a broker between American River Bank's customers and the loan wholesalers. American River Bank receives an origination fee for loans closed. The increase in accounts receivable servicing was a result of four new clients and increasing average accounts receivable balances outstanding from $652,000 in 1998 to $1,505,000 (130.8%) in 1999. The increase in fees from the State servicing contract was the result of additional loans serviced for the State of California. The residential lending division experienced a decrease in loan volume as a direct result of an increase in mortgage rates, which caused the number of refinances to decrease.

SALARIES AND BENEFITS

     Salaries and benefits were $4,961,000 (up $595,000 or 13.6%) for 2000 as compared to $4,366,000 in 1999. Base salaries increased $469,000, resulting from normal cost of living raises of roughly 3% or $100,000, increased salaries of $87,000 at First Source Capital (due to a full year of salaries in 2000), increased commissions paid out in the Investment Services Division ($23,000) and salaries paid to the new employees at the new Real Estate Division of North Coast Bank ($65,000). The remainder of the increase represents market adjustments made to key employees as a way of retaining their services during a tight job market and the staffing additions made during the year as the Company continues to grow. Incentive compensation increased $59,000 (9.0%) as the Company's incentive compensation is based on the Company's financial performance. Benefit costs increased commensurate with the salaries. At the end of 2000, the full time equivalent staff was 100 versus 93 at the end of 1999.

     For the year ended December 31, 1999, salaries and benefits were up $344,000, (8.6%) from 1998. Base salaries increased $270,000, resulting from normal merit increases, the opening of First Source Capital in July 1999, the addition of a CFO salary for an entire year compared to three months in 1998 and additional staffing due to the opening of North Coast Bank's Santa Rosa branch office in February 1999. Incentive compensation increased $77,000 (13.1%) as the Company moved closer to the goal of providing small cost of living increases and higher incentive compensation based on the Company's financial performance. Benefit costs increased commensurate with the salaries. At the end of 1999, the full time equivalent staff was 93 versus 87 at the end of 1998.

OCCUPANCY, FURNITURE AND EQUIPMENT

     For the year ended December 31, 2000, occupancy and fixed assets expense was $1,218,000, up $62,000 (5.4%) from 1999. Premises rent payments increased $58,000 or 11.6% during the year. Annual rent adjustments under the lease agreements, as well as the opening of the First Source Capital location in the second half of 1999, represented $20,000 of the rent increase and the remainder ($38,000) resulted from a new lease for the building occupied by the Company's corporate office and one of American River Bank's branch offices. The new lease added additional space as well as highly visible signage. Fixed asset depreciation expense was $247,000 in 2000 compared to $250,000 in 1999, representing a 1.2% decrease.

     For the year ended December 31, 1999, occupancy and fixed assets expense was $1,156,000 up $157,000 (15.7%) from 1998. The majority of the expense is due to the opening of North Coast Bank's Santa Rosa branch office in February 1999, which added lease payments of $97,000 and common area maintenance charges of $22,000. Annual rent adjustments under the lease agreements, as well as the opening of the First Source Capital location, increased occupancy expense by $27,000.

OTHER EXPENSES

     Other expenses were $3,150,000 (up $902,000 or 40.1%) for 2000 as compared to $2,248,000 for 1999. These include one-time costs of $693,000 (or roughly 76.8% of the entire increase) associated with the acquisition of North Coast Bank, NASDAQ listing fees and expenses related to registering the Company with the SEC. Outsourced item processing expenses were $498,000 (up $88,000 or 21.4%) in 2000 as compared to $410,000 in 1999. The increase can be attributable to a below market contract that expired in mid 2000. The contract reverted to month-to-month expense at market rates upon expiration. Normal price increases and growth in the Company's operations accounted for slight increases in the other expense items. The overhead efficiency ratio on a taxable equivalent basis for 2000 was 58.6% as compared to 57.5% in 1999. Excluding the one-time expenses described above, the efficiency ratio for 2000 would have been 54.2%.

     For the year ended December 31, 1999, other expenses increased $126,000 (5.9%). The opening of North Coast Bank's Santa Rosa branch office in February 1999 contributed to this increase with marketing and business development expenses and supplies associated with opening the new branch. Normal price increases and growth in the Company's operations that accounted for slight increases in the other expense items were offset by a decrease in other real estate (ORE) expense of $76,000 (49.7%). This decrease was a result of less ORE in 1999 as compared to 1998 (average balance in ORE for 1999 was $224,000 compared to $807,000 for 1998). No ORE was held at December 31, 1999. The overhead efficiency ratio on a taxable equivalent basis for 1999 was 57.5% as compared to 58.3% in 1998.

PROVISION FOR TAXES

     The effective tax rate on income was 38.5%, 38.0% and 37.0% in 2000, 1999 and 1998, respectively. The effective tax rate has increased slightly each of the last three years as a result of the expiration of North Coast Bank's operating loss carry-forwards in 1998 and increases in taxable income growing faster than the benefits of investments made in tax-qualified municipal bonds. The effective tax rate was greater than the federal statutory tax rate due to state tax expense (net of federal tax effect) of $420,000, $346,000 and $308,000 in these years. Tax-exempt income of $462,000, $339,000 and $215,000 from investment securities in these years helped to reduce the effective tax rate.

BALANCE SHEET ANALYSIS

     The Company's total assets were $284,126,000 at December 31, 2000 as compared to $248,540,000 at December 31, 1999, representing an increase of 14.3%. The average balances of total assets during 2000 were $259,999,000 which represent an increase of $35,039,000 (15.6%) over the December 31, 1999 total of $224,960,000.

LOANS

     The Company concentrates its lending activities in six principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) real estate residential; 5) agriculture and 6) consumer loans. Commercial and residential real estate loans are generally secured by improved property, with original maturities of 5-10 years. At December 31, 2000, these six categories accounted for approximately 27%, 48%, 13%, 4%, 5% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 27%, 45%, 16%, 4%, 4% and 4% at December 31, 1999. Continuing strong economic activity in the Company's market area, combined with ongoing marketing efforts, offset by normal loan paydowns and payoffs, resulted in net increases in loan balances for all loan categories in 2000 over 1999. Table Four below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

TABLE FOUR: LOAN AND LEASE PORTFOLIO COMPOSITION

------------------------------------------------------------------------------------------
                                                      December 31,
                             -------------------------------------------------------------
(In thousands)                  2000         1999         1998         1997         1996
------------------------------------------------------------------------------------------
Commercial                   $  52,726    $  42,148    $  36,916    $  30,670    $  33,405
Real estate:
  Commercial                    97,390       72,142       66,883       62,825       53,817
  Construction                  27,182       25,784       25,011       13,565       11,362
  Residential                    8,085        6,234        7,037        8,541        8,056
Agriculture                     10,764        7,200        3,416        1,221           --
Consumer                         6,413        5,896        5,654        6,140        2,563
Lease financing receivable       1,150          122          364          918        1,517
Deferred loan fees, net           (598)        (420)        (456)        (394)        (384)
------------------------------------------------------------------------------------------
Total loans and leases         203,112      159,106      144,825      123,486      110,336
Allowance for loan and
  lease credit losses           (2,454)      (2,062)      (1,693)      (1,526)      (1,515)
------------------------------------------------------------------------------------------
Total net loans and leases   $ 200,658    $ 157,044    $ 143,132    $ 121,960    $ 108,821
==========================================================================================

     The majority of the Company's loans are direct loans made to individuals and local businesses. The Company relies substantially on local promotional activity, personal contacts by bank officers, directors and employees to compete with other financial institutions. The Company makes loans to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment.

     Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally composed of commitments to customers within the Company's service area for construction of both commercial properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 80%. Agriculture loans consist primarily of development loans to plant vineyards. In general, except in the case of loans with SBA or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, American River Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing.

     Average net loans and leases in 2000 were $175,134,000 which represents an increase of $26,765,000 (18.0%) over the average in 1999. Loan growth in 2000 resulted from a favorable economy in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers. Average loans and leases in 1999 were $148,369,000 representing an increase of $14,988,000 (11.2%) over 1998.

RISK ELEMENTS

     The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

     Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Banks' business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base. North Coast Banks' business is focused on of Sonoma County. Special emphasis is placed within the three communities in which North Coast Bank has offices, (i.e., Santa Rosa, Windsor, and Healdsburg). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction. The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

     In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means.

     In management's judgment, a concentration exists in real estate loans which represented approximately 65.1% of the Company's loan and lease portfolio at December 31, 2000. Although management believes the concentration to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectibility of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

     Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Five below sets forth nonaccrual loans and loans past due 90 days or more as of year-end for the past five years.

     Interest due but excluded from interest income on nonaccrual loans was not considered material during 2000, 1999 and 1998. In 2000, 1999 and 1998, interest income recognized from payments received on nonaccrual loans was also not considered material.

     The recorded investments in loans that were considered to be impaired totaled $674,000 and $30,000 at December 31, 2000 and 1999, respectively. The related allowance for loan losses for these loans at December 31, 2000 and December 31, 1999 was $86,000 and $12,000, respectively. Management believes that the allowance allocations are adequate for the inherent risk of those loans. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999 and 1998 was $128,000, $279,000 and $254,000,
respectively.

     The recorded investment in troubled debt restructurings as of December 31, 2000 was $511,000. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 2000. Management is not aware of any potential problem loans, which were accruing and current at December 31, 1999 or 2000, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

TABLE FIVE: NON-PERFORMING LOANS

-----------------------------------------------------------------------------------------
                                                              December 31,
                                               ------------------------------------------
(In thousands)                                  2000     1999     1998     1997     1996
-----------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Commercial                                  $   --   $   --   $   --   $   87   $   18
   Real estate                                     --       --       --       --       --
   Consumer and other                              --       --        7       --       --
-----------------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                     225       30      110      281      712
   Real estate                                    449       --       --       98      466
   Consumer and other                              --       --       --        7       29
-----------------------------------------------------------------------------------------
Total non-performing loans                     $  674   $   30   $  117   $  473   $1,225
=========================================================================================

ALLOWANCE FOR LOAN AND LEASE LOSSES ACTIVITY

     The provision for loan and lease losses is based upon management's evaluation of the adequacy of the existing allowance for loans and leases outstanding and loan commitments. This allowance is increased by provisions charged to expense and recoveries, and is reduced by loan charge-offs. Management determines an appropriate provision based upon the interaction of three primary factors: (1) loan and lease portfolio growth, (2) a comprehensive grading and review formula for total loans and leases outstanding, and (3) estimated inherent credit risk in the portfolio.

     Management reserves 2% of credit exposures graded "Special Mention", 15% of credits classified "Substandard" and 50% of credits classified "Doubtful". These reserve factors may be adjusted for significant commercial and real estate loans that are individually evaluated by management for specific risk of loss. The amounts allocated for "Special Mention", "Substandard" and "Doubtful" represent $456,000 at December 31, 2000. In addition, reserve factors ranging from 0.375% to 3.00% are assigned to currently performing loans. These factors are assigned based on management's assessment of the following for each identified loan type:
(1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, historical losses experienced by peer banks. Management also computes specific and expected loss reserves for loan commitments to provide for risks of loss inherent in the loan extension process. Finally, a residual component is maintained to cover uncertainties that could affect management's estimate of probable losses. This residual component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used to estimate losses in specifically graded loans and expected losses in the performing portfolio.

     The Loan Committees of each Subsidiary Bank review the adequacy of the allowance for loan and lease losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the loan committees and management, changes are warranted.

     The allowance for loan and lease losses totaled $2,454,000 or 1.21% of total loans at December 31, 2000, $2,062,000 or 1.30% of total loans at December 31, 1999, and $1,693,000 or 1.17% at December 31, 1998. During the first quarter of 2000, $41,000 was transferred out of the allowance for loan and lease losses account into a separate valuation reserve for the accounts receivable servicing receivables.

     It is the policy of management to maintain the allowance for loan and lease losses at a level adequate for known and inherent risks in the portfolio. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan and lease losses and the allowance are prudent and adequate. Each Subsidiary Bank generally makes monthly allocations to the allowance for loan and lease losses. The budgeted allocations are based on estimates of loss risk and loan growth. Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

     Table Six below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

TABLE SIX: ALLOWANCE FOR LOAN AND LEASE LOSSES

--------------------------------------------------------------------------------------------------------
(In thousands, except for
percentages)                                                   Year Ended December 31,
                                          --------------------------------------------------------------
                                             2000          1999         1998         1997         1996
--------------------------------------------------------------------------------------------------------
Average loans and leases
  outstanding                             $ 175,134     $ 148,369    $ 133,381    $ 115,099    $ 110,696
--------------------------------------------------------------------------------------------------------

Allowance for possible loan & lease
losses at beginning of period             $   2,062     $   1,693    $   1,526    $   1,515    $   1,826

Loans charged off:
   Commercial                                   265           228          478          486          688
   Real estate                                   --            --           22           86          121
   Consumer                                       1             3            7           49           80
--------------------------------------------------------------------------------------------------------
Total                                           266           231          507          621          889
--------------------------------------------------------------------------------------------------------
Recoveries of loans previously
   charged off:
   Commercial                                    23            15          165           25           15
   Real estate                                   --            --           --           --           --
   Consumer                                       4             3           --            2            3
--------------------------------------------------------------------------------------------------------
Total                                            27            18          165           27           18
--------------------------------------------------------------------------------------------------------
Net loans charged off                           239           213          342          594          871
Amount transferred for accounts
  receivable servicing valuation
  reserve                                       (41)           --           --           --           --
Additions to allowance charged
  to operating expenses                         672           582          509          605          560
--------------------------------------------------------------------------------------------------------
Allowance for possible loan and
lease losses at end of period             $   2,454     $   2,062    $   1,693    $   1,526    $   1,515
--------------------------------------------------------------------------------------------------------

Ratio of net charge-offs to average
  loans and leases outstanding                  .14%          .14%         .26%         .52%         .79%

Provision for possible loan and lease
  losses to average loans and leases
  outstanding                                   .38%          .39%         .38%         .53%         .51%

Allowance for possible loan and
  lease losses to loans and leases, net
  of deferred fees at end of period            1.21%         1.30%        1.17%        1.24%        1.37%

     As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and historical loss data. Table Seven below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2000.

TABLE SEVEN: ALLOWANCE FOR LOAN AND LEASE LOSSES BY LOAN CATEGORY

-------------------------------------------------------------------------------------------------------------------------
(In thousands,
except percentages)              December 31, 2000               December 31, 1999              December 31, 1998
-------------------------------------------------------------------------------------------------------------------------
                                          Percent of loans                Percent of loans               Percent of loans
                                          in each category                in each category               in each category
                                Amount    to total loans        Amount    to total loans        Amount   to total loans
-------------------------------------------------------------------------------------------------------------------------
Commercial                     $  804         26.5%            $  644         26.5%            $  516        25.7%
Real estate                     1,392         65.1%             1,252         65.3%             1,052        68.1%
Agriculture                       105          5.3%                78          4.5%                39         2.4%
Consumer                          153          3.1%                88          3.7%                86         3.8%
-------------------------------------------------------------------------------------------------------------------------
Total allocated                $2,454        100.0%            $2,062        100.0%            $1,693       100.0%
-------------------------------------------------------------------------------------------------------------------------

                                 December 31, 1997               December 31, 1996
------------------------------------------------------------------------------------------
                                          Percent of loans                Percent of loans
                                          in each category                in each category
                                Amount    to total loans        Amount    to total loans
------------------------------------------------------------------------------------------
Commercial                     $  477         25.5%            $  840         31.5%
Real estate                       877         68.6%               538         66.1%
Agriculture                        14          1.0%                 -            -%
Consumer                          158          4.9%               137          2.4%
------------------------------------------------------------------------------------------
Total allocated                $1,526        100.0%            $1,515        100.0%
------------------------------------------------------------------------------------------

     Table Eight below summarizes the allocation of the allowance for accounts receivable servicing receivable (ARSR) losses at December 31, 2000. Prior to January 1, 2000, a separate ARSR allowance was not deemed to be material. During the first quarter of 2000, management determined that the balances in the ARSR had reached a level that they were considered material and it was management's intent to continue adding to the ARSR balances, therefore, an allowance was established.

TABLE EIGHT: ALLOWANCE FOR ACCOUNTS RECEIVABLE SERVICING RECEIVABLE (ARSR)
             LOSSES

----------------------------------------------------------------------------------------
(In thousands except for percentages)                                  December 31, 2000
----------------------------------------------------------------------------------------
Average ARSR outstanding                                                     $ 2,696
----------------------------------------------------------------------------------------
Allowance for possible ARSR losses at beginning of period                    $    --

ARSR charged off                                                                  --
----------------------------------------------------------------------------------------
Recoveries of ARSR previously charged off                                         --
----------------------------------------------------------------------------------------
Net ARSR charged off                                                              --
Amount transferred from the allowance for loan and lease losses                   41
Additions to allowance charged to operating expenses                              30
----------------------------------------------------------------------------------------
Allowance for possible ARSR losses at end of period                          $    71
----------------------------------------------------------------------------------------
Ratio of net charge-offs to average ARSR outstanding                              --
Provision for possible ARSR losses to average ARSR outstanding                  1.52%
Allowance for possible ARSR losses to ARSR at end of period                     2.18%

OTHER REAL ESTATE

     At December 31, 2000 and 1999, the Company did not have any ORE properties.

DEPOSITS

     At December 31, 2000, total deposits were $239,312,000 representing an increase of $16,235,000 (7.3%) over the December 31, 1999 balance of $223,077,000. Management believes that the competitive marketplace the Company operates in played a significant role in slowing deposit growth in 2000. During

1999, deposits increased $25,973,000 (13.2%) from the total of $197,104,000 at
December 31, 1998. State of California certificates of deposit accounted for $6,000,000 of the deposit growth in 1999. The remainder of the increase in total deposits is attributable to internal growth in noninterest-bearing demand, interest-bearing demand, savings and time deposit categories.

CAPITAL RESOURCES

     The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

     In May of 1997, the board of directors of the Company authorized a stock repurchase plan. The Company acquired 77,000 shares of its common stock during 1999, 60,000 in 1998 and 25,000 in 1997. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares in connection with stock option plans and in conjunction with annual distributions of a five percent common stock dividend. As a result of the acquisition of North Coast Bank during 2000, which was accounted as a pooling of interests, the Company decided to discontinue the repurchase of its common stock, therefore, no shares were repurchased in 2000.

     The Company and the Subsidiary Banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the FDIC and the OCC, which require maintenance of certain levels of capital. At December 31, 2000, shareholders' equity was $24,413,000, representing an increase of $3,802,000 (18.5%) from $20,611,000 at December 31, 1999. In 1999, shareholders'
equity increased $1.4 million (7.5%) from 1998. The ratio of total risk-based capital to risk adjusted assets was 11.7% at December 31, 2000 compared to 12.4% at December 31, 1999. Tier 1 risk-based capital to risk-adjusted assets was 10.6% at December 31, 2000 and 11.3% at December 31, 1999.

     Table Nine below lists the Company's actual capital ratios at December 31, 2000 and 1999 as well as the minimum capital ratios for capital adequacy.

TABLE NINE: CAPITAL RATIOS
------------------------------------------------------------------------------
                                       At December 31,     Minimum Regulatory
Capital to Risk-Adjusted Assets      2000         1999    Capital Requirements
------------------------------------------------------------------------------

Leverage ratio                        8.7%         8.7%         4.00%

Tier 1 Risk-Based Capital            10.6%        11.3%         4.00%

Total Risk-Based Capital             11.7%        12.4%         8.00%

     Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All ratios are in excess of the regulatory definition of "well capitalized."

     See "American River Holdings and Subsidiaries Financial Statements--Note 12, Shareholders' Equity" for a discussion of regulatory capital requirements. Management believes that the Company's capital is adequate to support current operations and anticipated growth, cash dividends and future capital requirements of the Company and its subsidiaries.

MARKET RISK MANAGEMENT

     OVERVIEW. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. Each Subsidiary

Bank has an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

     ASSET/LIABILITY MANAGEMENT. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

     Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2001 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2000 balances.

     Table Ten below summarizes the effect on net interest income (NII) of a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

TABLE TEN: INTEREST RATE RISK SIMULATION OF NET INTEREST AS OF DECEMBER 31, 2000

----------------------------------------------------------------
(In thousands)                                  $ Change in NII
                                                  from Current
                                                12 Month Horizon
                                                ----------------

Variation from a constant rate scenario
    +200bp                                            $ (31)
    -200bp                                            $ 105

     The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

     American River Bank also uses a second simulation scenario that rate shocks the balance sheet using a gradual change in rates of +/-200 basis points over a twelve-month horizon. This scenario provides estimates of the future market value of equity (MVE). MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. North Coast Bank did not use this type of modeling at December 31, 2000; however, they are anticipating implementing the additional modeling in 2001. American River Bank measures the volatility of these benchmarks using a twelve-month time horizon. Using the December 31, 2000 balance sheet as the base for the simulation, Table Eleven below summarizes the effect on American River Bank's market value of equity with shifts of +/-200 basis point changes in interest rates.

TABLE ELEVEN: MARKET VALUE OF EQUITY OF AMERICAN RIVER BANK AS OF DECEMBER 31,
              2000
--------------------------------------------------------------------------------
                                            % Change in MVE     $ Change in MVE
                                            12 Month Horizon    12 Month Horizon
                                            ----------------    ----------------

Variation from a constant rate scenario
    +200bp                                       (8.29)%            $(2,496)
    -200 bp                                       8.51%             $ 2,563

     These results indicate that the balance sheet is liability sensitive since earnings decrease when interest rates rise. The magnitude of the NII change is within the Company's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

     Gap analysis provides another measure of interest rate risk. The Company is becoming less reliant on gap analysis and in the future will not actively use gap analysis in managing interest rate risk. It is presented here for comparative purposes. Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps.

     A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect.

     As reflected in Table Twelve below, at December 31, 2000, the cumulative gap through the one-year time horizon indicates a slightly liability sensitive position. This interest rate sensitivity table categorizes interest-bearing transaction deposits and savings deposits, also known as non-maturing deposits, as repricing according to the following assumptions table.

     ASSUMPTIONS: The following assumptions were used in the gap analysis with regards to non-maturing deposits for American River Bank.

--------------------------------------------------------------------------------------------------
Non-Maturing Deposit Repricing Assumptions

                                           0-3           4-6           7-12        1-2        3-5
                          Immediate       Months        Months        Months      Years      Years
DDA-Interest                 25%           25%           20%           15%         10%          5%
MMA                          25%           25%           20%           15%         15%          0%
Savings                      25%           25%           20%           10%         10%         10%
--------------------------------------------------------------------------------------------------

     The following assumptions were used in the gap analysis with regards to non-maturing deposits of North Coast Bank.

--------------------------------------------------------------------------
Non-Maturing Deposit Repricing Assumptions

                                      0-30      31-90     91-180   181-365
                                      Days      Days       Days      Days
                                      ----      ----       ----      ----
DDA-Interest                           25%       25%       25%       25%
MMA                                    25%       25%       25%       25%
Savings                                25%       25%       25%       25%
--------------------------------------------------------------------------

     Table Twelve below indicates that Company is slightly liability sensitive through the one-year time horizon, however, the non-maturing deposit liabilities, which have the characteristics of immediate repricing, have not repriced immediately during past interest rate cycles, nor do they actually reprice according to management's assumptions as indicated above. The assumptions are merely management's estimate based on past interest rate cycles.

TABLE TWELVE: INTEREST RATE SENSITIVITY

December 31, 2000
---------------------------------------------------------------------------------------------
Assets and Liabilities
  which mature or reprice within (days):

                                                                           Non-
  (In thousands)             0-90      91-180      181-365    Over 365   repricing    Total
---------------------------------------------------------------------------------------------
Assets:
   Investment securities   $ 12,365   $  2,124    $  9,450    $ 29,619   $     --    $ 53,558
   Loans                    113,336     17,366      15,197      57,213         --     203,112
   Other assets                  --         --          --          --     27,456      27,456
---------------------------------------------------------------------------------------------
     Total assets          $125,701   $ 19,490    $ 24,647    $ 86,832   $ 27,456    $284,126
=============================================================================================
Liabilities:
   Non-interest bearing    $     --   $     --    $     --    $     --   $ 64,920    $ 64,920
   Interest bearing:
     Transaction             11,202      4,741       3,882       2,583         --      22,408
     Money market            31,883     15,085      12,286      12,286         --      71,540
     Savings                  6,042      2,618       1,814       1,612         --      12,086
     Time certificates       33,510     18,751      12,102       3,995         --      68,358
   Other borrowings          15,996          6          16       2,056         --      18,074
   Other liabilities             --         --          --          --      2,327       2,327
   Shareholders' equity          --         --          --          --     24,413      24,413
---------------------------------------------------------------------------------------------
   Total liabilities and
    shareholders' equity   $ 98,633   $ 41,201    $ 30,100    $ 22,532   $ 91,660    $284,126
=============================================================================================
Interest rate
   sensitivity gap         $ 27,068   $(21,711)   $ (5,453)   $ 64,300   $(64,204)
Cumulative interest
   rate sensitivity gap    $ 27,068   $  5,357    $    (96)   $ 64,204         --

INFLATION

     The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ending December 31, 2000, 1999 and 1998.

LIQUIDITY

     Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2000 were approximately $51,201,000 and $875,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans.

     The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2000, consolidated liquid assets totaled $38.8 million or 13.6% of total assets compared to $47.6 million or 19.1% of total assets on December 31, 1999. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with correspondent banks. At December 31, 2000, the Company had $2,000,000 available under these credit lines. Additionally, the Subsidiary Banks are members of the Federal Home Loan Bank. At December 31, 2000, the Subsidiary Banks could have arranged for up to $5,856,000 in secured borrowings from the FHLB. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

     Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the Available for Sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000, much of the investment portfolio has experienced significant price appreciation, which has resulted in unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank and North Coast Bank can also pledge securities to borrow from the Federal Reserve Bank and the FHLB.

     The maturity distribution of certificates of deposit is set forth in Table Thirteen below for the periods presented. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

TABLE THIRTEEN: CERTIFICATES OF DEPOSIT MATURITIES
December 31, 2000
--------------------------------------------------------------------------------
(In thousands)                            Over $100,000       Less than $100,000
--------------------------------------------------------------------------------
 Three months or less                         $14,370               $ 9,806
 Over three months through six months          12,389                 6,735
 Over six months through twelve months          5,918                 5,615
 Over twelve months                             6,330                 7,195
--------------------------------------------------------------------------------
 Total                                        $39,007               $29,351
================================================================================

     Loan demand also affects the Company's liquidity position. Table Fourteen below presents the maturities of loans for the period indicated.

TABLE FOURTEEN: LOAN MATURITIES
--------------------------------------------------------------------------------
December 31, 2000
--------------------------------------------------------------------------------
                           One year   One year through     Over
(In thousands)              or less      five years     five years       Total
--------------------------------------------------------------------------------
  Commercial               $ 29,790       $ 16,336       $  7,750       $ 53,876
  Real estate                33,031         33,604         66,022        132,657
  Agriculture                   498          5,495          4,771         10,764
  Consumer                    2,127          2,766          1,520          6,413
--------------------------------------------------------------------------------
  Total                    $ 65,446       $ 58,201       $ 80,063       $203,710
================================================================================

     Loans shown above with maturities greater than one year include $98,038,000 of floating interest rate loans and $40,227,000 of fixed rate loans.

     The maturity distribution and yields of the investment portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis.

TABLE FIFTEEN: SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELDS
December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)                                                                            Weighted
                                                Amortized    Unrealized   Unrealized      Market      Average
(In thousands)                                     Cost         Gain        Losses         Value       Yield
--------------------------------------------------------------------------------------------------------------
December 31, 2000
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury and agency securities
     Maturing within 1 year                      $  4,350      $     4      $    (3)      $  4,351      6.021%
     Maturing after 1 year but within 5 years      11,804          157           (5)        11,956      6.294%
State & political subdivisions

     Maturing within 1 year                           200           --           --            200      6.100%
     Maturing after 1 year but within 5 years       1,788           29           (6)         1,811      6.566%
     Maturing after 5 years but within 10 Years       381            6           --            387      6.907%
     Maturing after 10 years                        7,211          193          (23)         7,381      7.308%
Government guaranteed mortgage-backed
     securities                                       163           --           --            163      6.765%
Other
     Maturing within 1 year                         3,950           --           --          3,950      6.370%
     Non maturing                                   1,366           24          (26)         1,364      5.600%
--------------------------------------------------------------------------------------------------
Total investment securities                      $ 31,213      $   413      $   (63)      $ 31,563      6.497%
==================================================================================================

--------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)                                                                            Weighted
                                                Amortized    Unrealized   Unrealized      Market      Average
(In thousands)                                     Cost         Gain        Losses         Value       Yield
--------------------------------------------------------------------------------------------------------------
December 31, 1999
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury and agency securities
     Maturing within 1 year                      $  6,481      $     4      $    (6)      $  6,479      6.173%
     Maturing after 1 year but within 5 years      12,338           --         (147)        12,191      6.139%
State & political subdivisions
     Maturing after 1 year but within 5 years       1,156           --          (27)         1,129      6.426%
     Maturing after 5 years but within 10 Years       450           --          (26)           424      6.333%
     Maturing after 10 years                        7,029           15         (307)         6,737      7.835%
Government guaranteed mortgage-backed
     securities                                       228           --           (3)           225      6.300%
Other
     Maturing within 1 year                         9,908           --           --          9,908      6.168%
     Maturing after 5 years but within 10 years       252           --          (17)           235      8.652%
     Maturing after 10 years                          486           25           --            511     10.135%
     Non maturing                                     922           15           --            937      3.936%
--------------------------------------------------------------------------------------------------
Total investment securities                      $ 39,250      $    59      $  (533)      $ 38,776      6.473%
==================================================================================================
December 31, 1998
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury and agency securities
     Maturing within 1 year                      $  6,561      $    34      $    --       $  6,595      6.172%
     Maturing after 1 year but within 5 years       6,049          107           --          6,156      6.177%
State & political subdivisions
     Maturing within 1 year                           200           --           --            200      6.070%
     Maturing after 10 years                        2,917           96           (4)         3,009      7.378%
Government guaranteed mortgage-backed
     securities                                       530            3           (1)           532      6.090%
Other
     Maturing within 1 year                         7,952           --           --          7,952      5.555%
     Maturing after 5 years but within 10 years       252           17           --            269      8.652%
     Maturing after 10 years                          486           38           --            524     10.117%
     Non maturing                                     808            9           (2)           815      4.098%
--------------------------------------------------------------------------------------------------
Total investment securities                      $ 25,755      $   304      $    (7)      $ 26,052      6.163%
==================================================================================================
December 31, 2000
HELD-TO-MATURITY SECURITIES:
U.S. Treasury and agency securities
     Maturing within 1 year                      $  1,501      $     2      $    (1)      $  1,502      6.396%
State & political subdivisions
     Maturing within 1 year                           553            4           --            557      8.352%
     Maturing after 1 year but within 5 years       1,324           16           --          1,340      6.510%
     Maturing after 5 years but within 10 Years        23           --           --             23     15.840%
Government guaranteed mortgage-backed
     securities                                     9,965           48          (12)        10,001      6.580%
Other
     Maturing within 1 year                         1,836            1           (3)         1,834      5.838%
     Maturing after 1 year but within 5 years       1,253           13           --          1,266      6.884%
--------------------------------------------------------------------------------------------------
Total investment securities                      $ 16,455      $    84      $   (16)      $ 16,523      6.570%
==================================================================================================

--------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)                                                                            Weighted
                                                Amortized    Unrealized   Unrealized      Market      Average
(In thousands)                                     Cost         Gain        Losses         Value       Yield
--------------------------------------------------------------------------------------------------------------
December 31, 1999
HELD-TO-MATURITY SECURITIES:
U.S. Treasury and agency securities
     Maturing within 1 year                      $  1,505      $    --      $    (3)      $  1,502      5.862%
     Maturing after 1 year but within 5 years       1,498            3           (4)         1,497      6.397%
State & political subdivisions
     Maturing within 1 year                           116            2           --            118      8.250%
     Maturing after 1 year but within 5 years       2,041           14           (7)         2,048      6.979%
     Maturing after 5 years but within 10 Years        31           --           --             31     15.840%
Government guaranteed mortgage-backed
    securities                                     11,891           --         (155)        11,736      6.421%
Other
     Maturing within 1 year                           753           --           (3)           750      5.703%
     Maturing after 1 year but within 5 years       2,664           --          (42)         2,622      6.054%
--------------------------------------------------------------------------------------------------
Total investment securities                      $ 20,499      $    19      $  (214)      $ 20,304      6.384%
==================================================================================================
December 31, 1998
HELD-TO-MATURITY SECURITIES:
U.S. Treasury and agency securities
     Maturing within 1 year                      $  1,503      $     9      $    --       $  1,512      6.366%
     Maturing after 1 year but within 5 years       3,012           63           --          3,075      6.128%
State & political subdivision
     Maturing within 1 year
     Maturing after 1 year but within 5 years       1,971           72           (1)         2,042      6.901%
     Maturing after 5 years but within 10 Years       238            6           --            244      8.259%
Government guaranteed mortgage-backed
     securities                                     6,534            8          (45)         6,497      6.421%
Other
     Maturing within 1 year                         1,837            6           --          1,843      5.876%
     Maturing after 1 year but within 5 years       1,082            2           --          1,084      5.733%
--------------------------------------------------------------------------------------------------
Total investment securities                      $ 16,177      $   166      $   (46)      $ 16,297      6.339%
==================================================================================================

     The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends from its subsidiaries to service its commitments. The Company expects that the cash dividends paid by its subsidiaries to the Company will be sufficient to meet this payment schedule.

OFF-BALANCE SHEET ITEMS

     The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. See "American River Holdings and Subsidiaries Financial Statements--Note 11, Commitments and Contingencies".

     As of December 31, 2000, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $51,201,000 and $875,000, respectively, at December 31, 2000, a decrease from $51,694,000 and $2,461,000, respectively, at December 31, 1999. As a percentage of net loans and leases these off-balance sheet items represent 25.5%, and 34.5%, respectively.

DISCLOSURE OF FAIR VALUE

     The Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards Number 107, Disclosures about Fair Value of Financial Statements, requires the disclosure of fair value of most financial instruments, whether recognized or not recognized in the financial statements. The intent of presenting the fair values of financial instruments is to depict the market's assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur.

     In determining fair values, the Company used the carrying amount for cash and cash equivalents, accounts receivable, servicing receivable, accrued interest receivable and accrued interest payable as all of these instruments are short term in nature. Securities are reflected at quoted market values. Loans and deposits have a long term time horizon which required more complex calculations for fair value determination. Loans are grouped into homogeneous categories and broken down between fixed and variable rate instruments. Loans with a variable rate, which reprice immediately, are valued at carrying value. The fair value of fixed rate instruments is estimated by discounting the future cash flows using current rates. Credit risk and repricing risk factors are included in the current rates. Fair value for nonaccrual loans is reported at carrying value and is included in the net loan total. Since the allowance for loan losses exceeds any potential adjustment for nonaccrual valuation, no further valuation adjustment has been made.

     Demand deposits, savings and certain money market accounts are short term in nature so the carrying value equals the fair value. For certificates of deposit, the fair value is estimated by discounting the future cash payments using the rates currently offered for deposits of similar remaining maturities.

     At year-end 2000, the fair values of the Company's financial instruments are 0.2% above the carrying values versus .03% below the carrying values at year-end 1999. The change in the calculated fair value percentage relates to the loan and investment categories and is the result of changes in interest rates in 2000. See "American River Holdings and Subsidiaries Financial Statements--Note 17, Disclosures About Fair Value of Financial Instruments".

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activity, which was subsequently amended in June 1999 by SFAS 137 and in June 2000 by SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 137 deferred the required adoption date to fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 138 addresses certain issues causing difficulties in implementing SFAS 133. The Company adopted these statements on January 1, 2001 and, in management's opinion, the implementation of these pronouncements is not expected to have a material effect on the future consolidated financial statements.

     In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS 125 which was issued in June 1996. The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS 140 resolves implementation issues which arose as a result of SFAS 125, but carries forward most of the provisions of the original statement. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of this statement will have a significant impact on its financial statements.

     The Financial Standards Accounting Board released for comment on February 14, 2001, a revised proposal for the elimination of "pooling of interests" accounting. The FASB indicated that it would accept comments through March 16, 2001. As proposed, it is currently anticipated that the FASB will issue a final statement in June 2001, which would likely require, among other matters, that all mergers initiated after the issuance of the final statement be accounted for as "purchase" transactions. As proposed, a merger or business combination would be considered initiated if the major terms of the transaction, including the exchange or conversion ratio, are publicly announced or otherwise disclosed to shareholders of the combining companies. The revised proposal contemplates that goodwill will not be amortized to earnings as originally proposed. Instead, goodwill would be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value, based on standards to be specified in the final statement. The effect of the proposal upon bank mergers is uncertain, however, the goodwill in a purchase accounting transaction may not be included in the calculation of regulatory capital requirements and some investment bankers have expressed the view that the elimination of "pooling of interests" accounting will result in lower merger premiums for sellers with the possibility of fewer transactions occurring after the effective date of the final statement.

OTHER MATTERS

     The State of California is presently experiencing serious periodic electric power shortages. It is uncertain whether or when these shortages will be discontinued. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiaries' significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is contained in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Independent Auditors' Reports                                              38-39

Consolidated Balance Sheet, December 31, 2000 and 1999                     40

Consolidated Statement of Income for the years ended
   December 31, 2000, 1999 and 1998                                        41-42

Consolidated Statement of Changes in Shareholders' Equity
   for the years ended December 31, 2000, 1999 and 1998                    43-44

Consolidated Statement of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998                                        45-47

Notes to Consolidated Financial Statements                                 48-80

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


The Shareholders and Board of Directors
American River Holdings and Subsidiaries

     We have audited the accompanying consolidated balance sheet of American River Holdings and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the statements of income, changes in shareholders' equity and cash flows of North Coast Bank for the year ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for North Coast Bank for 1998, is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Holdings and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

     The consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 have been restated to reflect the pooling of interests with North Coast Bank as described in Note 2 to the consolidated financial statements.

                                       /s/ PERRY-SMITH LLP
                                       -------------------


Sacramento, California
February 26, 2001

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
North Coast Bank
Santa Rosa, California

We have audited the accompanying balance sheets of North Coast Bank as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Coast Bank at December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                       /s/ RICHARDSON & COMPANY
                                       ------------------------


February 19, 1999

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 2000 AND 1999

                                                              2000            1999
                                                         -------------   -------------

                            ASSETS

Cash and due from banks                                  $  21,236,000   $  10,900,000
Federal funds sold                                                           8,125,000
Interest-bearing deposits in banks                           5,540,000       6,320,000
Investment securities (market value of $48,086,000
    in 2000 and $59,080,000 in 1999) (Note 3)               48,018,000      59,275,000
Loans and leases, less allowance for loan and lease
    losses of $2,454,000 in 2000 and $2,062,000
    in 1999 (Notes 4, 8, 9, 11 and 15)                     200,658,000     157,044,000
Premises and equipment, net (Note 5)                         1,688,000       1,214,000
Accounts receivable servicing receivables, net
    (Notes 6 and 13)                                         3,180,000       2,123,000
Accrued interest receivable and other assets (Note 10)       3,806,000       3,539,000
                                                         -------------   -------------

                                                         $ 284,126,000   $ 248,540,000
                                                         =============   =============

                        LIABILITIES AND
                     SHAREHOLDERS' EQUITY

Deposits:
    Non-interest bearing                                 $  64,920,000   $  58,144,000
    Interest bearing (Note 7)                              174,392,000     164,933,000
                                                         -------------   -------------

              Total deposits                               239,312,000     223,077,000

Short-term borrowings (Note 8)                              15,990,000       1,000,000
Long-term debt (Note 9)                                      2,084,000       2,125,000
Accrued interest payable and other liabilities               2,327,000       1,727,000
                                                         -------------   -------------

              Total liabilities                            259,713,000     227,929,000
                                                         -------------   -------------

Commitments and contingencies (Note 11)

Shareholders' equity (Note 12):
    Common stock - no par value; 20,000,000 shares
       authorized; issued and outstanding - 2,395,158
       shares in 2000 and 2,248,812 shares in 1999          12,320,000      10,438,000
    Retained earnings                                       11,876,000      10,467,000
    Accumulated other comprehensive income (loss)
       (Notes 3 and 16)                                        217,000        (294,000)
                                                         -------------   -------------

              Total shareholders' equity                    24,413,000      20,611,000
                                                         -------------   -------------

                                                         $ 284,126,000   $ 248,540,000
                                                         =============   =============

   The accompanying notes are an integral part of these financial statements.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                 2000         1999          1998
                                             -----------   -----------   -----------
Interest income:
    Interest and fees on loans               $17,294,000   $13,926,000   $13,082,000
    Interest on Federal funds sold               353,000       451,000       475,000
    Interest on deposits in banks                408,000       336,000       317,000
    Interest and dividends on investment
       securities:
       Taxable                                 2,609,000     2,112,000     2,013,000
       Exempt from Federal income
          taxes                                  462,000       339,000       215,000
       Dividends                                 101,000        65,000        75,000
                                             -----------   -----------   -----------

              Total interest income           21,227,000    17,229,000    16,177,000
                                             -----------   -----------   -----------

Interest expense:
    Interest on deposits (Note 7)              7,330,000     5,316,000     5,291,000
    Interest on short-term borrowings
       (Note 8)                                  183,000        28,000         8,000
    Interest on long-term debt (Note 9)          129,000       131,000       135,000
                                             -----------   -----------   -----------

              Total interest expense           7,642,000     5,475,000     5,434,000
                                             -----------   -----------   -----------

              Net interest income             13,585,000    11,754,000    10,743,000

Provision for loan and lease losses
    (Note 4)                                     672,000       582,000       509,000
                                             -----------   -----------   -----------
              Net interest income after
                 provision for loan and
                 lease losses                 12,913,000    11,172,000    10,234,000
                                             -----------   -----------   -----------

Non-interest income:
    Service charges                              602,000       537,000       535,000
    Gain on sale of investment securities,
       net (Note 3)                               13,000                       7,000
    Other income (Notes 6 and 13)              1,568,000     1,110,000       891,000
                                             -----------   -----------   -----------
              Total non-interest income        2,183,000     1,647,000     1,433,000
                                             -----------   -----------   -----------

                                   (Continued)

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            2000         1999         1998
                                         ----------   ----------   ----------
Other expenses:
    Salaries and employee benefits
       (Notes 4 and 14)                  $4,961,000   $4,366,000   $4,022,000
    Occupancy (Notes 5 and 11)              771,000      699,000      556,000
    Furniture and equipment (Notes 5
       and 11)                              447,000      457,000      443,000
    Other expense (Notes 2 and 13)        3,150,000    2,248,000    2,122,000
                                         ----------   ----------   ----------

              Total other expenses        9,329,000    7,770,000    7,143,000
                                         ----------   ----------   ----------

              Income before income
                 taxes                    5,767,000    5,049,000    4,524,000

         Income taxes (Note 10)           2,221,000    1,921,000    1,673,000
                                         ----------   ----------   ----------

              Net income                 $3,546,000   $3,128,000   $2,851,000
                                         ==========   ==========   ==========


Basic earnings per share (Note 12)       $     1.49   $     1.31   $     1.19
                                         ==========   ==========   ==========

Diluted earnings per share (Note 12)     $     1.42   $     1.24   $     1.11
                                         ==========   ==========   ==========

Cash dividends per share of issued and
    outstanding common stock, adjusted
    for stock splits and dividends       $      .25   $      .22   $      .19
                                         ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                       Accumulated
                                                                                          Other
                                               Common Stock                              Compre-                         Compre-
                                       ---------------------------     Retained          hensive        Shareholders'    hensive
                                         Shares          Amount        Earnings       Income (Loss)        Equity         Income
                                       ---------   ---------------   ------------    ---------------    ------------   -------------

Balance, January 1, 1998, restated     2,122,183   $     9,254,000   $  8,278,000    $       133,000    $ 17,665,000

Comprehensive income (Note 16):
  Net income                                                            2,851,000                          2,851,000   $  2,851,000
  Other comprehensive income,
    net of tax: Unrealized
      gains on available-for-
      sale investment securities                                                              52,000          52,000         52,000
                                                                                                                       ------------

        Total comprehensive income                                                                                     $  2,903,000
                                                                                                                       ============
Cash dividends                                                           (357,000)                          (357,000)
5% stock dividend                         81,751         1,531,000     (1,531,000)
Fractional shares redeemed                                                 (5,000)                            (5,000)
Stock options exercised                   63,931           613,000                                           613,000
Retirement of common stock (Note 12)     (90,054)       (1,651,000)                                       (1,651,000)
                                       ---------   ---------------   ------------    ---------------    ------------

Balance, December 31, 1998             2,177,811         9,747,000      9,236,000            185,000      19,168,000

Comprehensive income (Note 16):
  Net income                                                            3,128,000                          3,128,000   $  3,128,000
  Other comprehensive loss, net
    of tax: Unrealized losses on
      available-for-sale investment
        securities                                                                          (479,000)       (479,000)      (479,000)
                                                                                                                       ------------

        Total comprehensive income                                                                                     $  2,649,000
                                                                                                                       ============
Cash dividends                                                           (416,000)                          (416,000)
5% stock dividend                         85,879         1,474,000     (1,474,000)
Fractional shares redeemed                                                 (7,000)                            (7,000)
Stock options exercised                   74,742           692,000                                           692,000
Retirement of common stock (Note 12)     (89,753)       (1,475,000)                                       (1,475,000)
                                       ---------   ---------------   ------------    ---------------    ------------

Balance, December 31, 1999             2,248,679        10,438,000     10,467,000           (294,000)     20,611,000
                                       ---------   ---------------   ------------    ---------------    ------------

                                                                   (Continued)

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                       Accumulated
                                                                                          Other
                                               Common Stock                              Compre-                         Compre-
                                       ---------------------------     Retained          hensive        Shareholders'    hensive
                                         Shares          Amount        Earnings       Income (Loss)        Equity         Income
                                       ---------   ---------------   ------------    ---------------    ------------   -------------


Balance, December 31, 1999             2,248,679   $    10,438,000   $ 10,467,000    $      (294,000)   $ 20,611,000

Comprehensive income (Note 16):
   Net income                                                           3,546,000                          3,546,000   $  3,546,000
   Other comprehensive income, net of tax:
       Unrealized gains on available-for-sale
         investment securities (Note 3)                                                      511,000         511,000        511,000
                                                                                                                       ------------

           Total comprehensive income                                                                                  $  4,057,000
                                                                                                                       ============

Cash dividends                                                           (535,000)                          (535,000)
5% stock dividend                        113,742         1,596,000     (1,596,000)
Fractional shares redeemed                                                 (6,000)                            (6,000)
Stock options exercised                   32,737           286,000                                           286,000
                                       ---------   ---------------   ------------    ---------------    ------------

Balance, December 31, 2000             2,395,158   $    12,320,000   $ 11,876,000    $       217,000    $ 24,413,000
                                       =========   ===============   ============    ===============    ============


                                                                                          2000              1998
                                                                                     ---------------    ------------

Disclosure of reclassification amount, net of taxes (Note 16):

   Unrealized holding gains arising during the year                                  $       519,000    $     56,000
   Less:  reclassification adjustment for gains included in net income                         8,000           4,000
                                                                                     ---------------    ------------

Net unrealized holding gains on available-for-sale investment securities             $       511,000    $      52,000
                                                                                     ===============    =============

   The accompanying notes are an integral part of these financial statements.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                               2000           1999           1998
                                           -----------    -----------    -----------
Cash flows from operating activities:
Net income                                 $ 3,546,000    $ 3,128,000    $ 2,851,000
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Provision for loan losses                672,000        582,000        509,000
      Increase (decrease) in deferred
          loan origination fees, net           178,000        (36,000)        61,000
      Net gain on the sale of available-
          for-sale investment securities       (13,000)                       (7,000)
      Depreciation and amortization            359,000        277,000        376,000
      Accretion of investment
          security discounts, net             (251,000)       (54,000)       (60,000)
      Loss on sale of other real estate                         3,000
      Provision for losses on other
          real estate                                           7,000        104,000
      Provision for accounts receivable
          servicing asset                       30,000
      Increase in accrued interest
          receivable and other assets         (336,000)      (406,000)      (306,000)
      Increase in accrued interest
          payable and other liabilities        503,000        132,000        809,000
      Deferred taxes                          (289,000)      (107,000)      (216,000)
                                           -----------    -----------    -----------

             Net cash provided by
                operating activities         4,399,000      3,526,000      4,121,000
                                           -----------    -----------    -----------

                                   (Continued)

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                               2000            1999            1998
                                           ------------    ------------    ------------
Cash flows from investing activities:
    Proceeds from the sale of available-
       for-sale investment securities      $     20,000    $  1,996,000    $    599,000
    Proceeds from the redemption of
       Federal Home Loan Bank stock             554,000
    Proceeds from called available-for-
       sale investment securities                                               250,000
    Proceeds from matured available-
       for-sale investment securities        22,500,000      23,820,000      32,470,000
    Proceeds from called held-to-
       maturity investment securities           155,000
    Proceeds from matured held-to-
       maturity investment securities         2,365,000       3,330,000       1,750,000
    Purchases of available-for-sale
       investment securities                (14,745,000)    (39,391,000)    (29,827,000)
    Purchases of held-to-maturity
       investment securities                   (487,000)    (10,865,000)     (6,553,000)
    Proceeds from principal repayments
       for available-for-sale mortgage-
       backed securities                         65,000         301,000
    Proceeds from principal repayments
       for held-to-maturity mortgage-
       related securities                     1,918,000       3,047,000       4,906,000
    Net decrease (increase) in interest-
       bearing deposits in banks                780,000        (612,000)     (1,059,000)
    Net increase in loans                   (44,412,000)    (14,270,000)    (21,856,000)
    Net increase in accounts receivable
       servicing receivables                 (1,128,000)       (934,000)       (906,000)
    Purchases of equipment                     (799,000)       (479,000)       (236,000)
    Proceeds from the sale of other
       real estate                                              450,000         291,000
    Purchase of other real estate                                               (23,000)
    Capitalized other real estate costs                                          (4,000)
                                           ------------    ------------    ------------

                 Net cash used in
                    investing activities    (33,214,000)    (33,607,000)    (20,198,000)
                                           ------------    ------------    ------------

                                   (Continued)

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                               2000            1999            1998
                                           ------------    ------------    ------------
Cash flows from financing activities:
    Net increase in demand, interest-
       bearing and savings deposits        $ 18,174,000    $ 15,539,000    $ 12,236,000
    Net (decrease) increase in time
       deposits                              (1,939,000)     10,434,000       8,539,000
    Repayment of Federal Home Loan
       Bank advance                             (41,000)        (39,000)        (36,000)
    Increase in short-term borrowings        14,990,000       1,000,000
    Exercise of stock options                   286,000         692,000         613,000
    Cash paid to repurchase common
       stock                                                 (1,475,000)     (1,651,000)
    Payment of cash dividends                  (438,000)       (386,000)       (338,000)
    Cash paid for fractional shares              (6,000)         (7,000)         (5,000)
                                           ------------    ------------    ------------

         Net cash provided by
           financing activities              31,026,000      25,758,000      19,358,000
                                           ------------    ------------    ------------

         Increase (decrease) in
           cash and cash
           equivalents                        2,211,000      (4,323,000)      3,281,000

Cash and cash equivalents at
    beginning of year                        19,025,000      23,348,000      20,067,000
                                           ------------    ------------    ------------

Cash and cash equivalents at
    end of year                            $ 21,236,000    $ 19,025,000    $ 23,348,000
                                           ============    ============    ============

Supplemental disclosure of cash
    flow information:
    Cash paid during the year for:
       Interest expense                    $  7,599,000    $  5,520,000    $  5,417,000
       Income taxes                        $  2,279,000    $  1,957,000    $  1,418,000

Non-cash investing activities:
    Real estate acquired through
       foreclosure                                                         $    128,000
    Net change in unrealized gain
       on available-for-sale
       investment securities               $    824,000    $   (771,000)   $     85,000

Non-cash financing activities:
    Dividends declared, adjusted for
       stock splits and dividends, $.13
       per share in 2000, $.11 per share
       in 1999 and $.10 per share in
       1998                                $    312,000    $    215,000    $    185,000

   The accompanying notes are an integral part of these financial statements.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     American River Holdings (the "Company") was incorporated on January 24, 1995 and subsequently obtained approval from the Board of Governors of the Federal Reserve System to be a bank holding company. On June 16, 1995, American River Bank (ARB) consummated a merger with American River Holdings that was effected through the exchange of one share of the Company's stock for each share of ARB's stock. On June 29, 1999, First Source Capital was incorporated as a wholly-owned subsidiary of American River Holdings, providing equipment lease brokerage services to businesses. On October 25, 2000, the Company consummated a merger with North Coast Bank, National Association (NCB). The merger qualified as a tax-free exchange and was accounted for under the pooling-of-interests method of accounting. Information concerning common stock, stock option plans, and per share data has been restated on an equivalent share basis. ARB and NCB generate most of their revenue by providing a wide range of products and services to small and middle-market businesses and individuals throughout Sacramento, Placer, Yolo, El Dorado, Sonoma, Napa, Marin and Mendocino counties.

     The accounting and reporting policies of the Company and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the financial services industry.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' balances to conform to classifications used in 2000.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

     INVESTMENT SECURITIES

     Investments are classified into the following categories:

          o Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

          o Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

     Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INVESTMENT SECURITIES (Continued)

     Gains or losses on the sale of investment securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. In addition, unrealized losses that are other than temporary are recognized in earnings for all investments.

     LOANS AND LEASES

     Loans and leases are stated at principal balances outstanding. Interest is accrued daily based upon outstanding loan and lease balances. However, when, in the opinion of management, loans and leases are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans and leases are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. Subsequent payments on these loans and leases, or payments received on nonaccrual loans or leases for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

     An impaired loan or lease is measured based on the present value of expected future cash flows discounted at the instrument's effective interest rate or, as a practical matter, at the instrument's observable market price or the fair value of collateral if the loan or lease is collateral dependent. A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan or lease agreement.

     Loan and lease origination fees, commitment fees, direct loan and lease origination costs and purchase premiums and discounts on loans and leases are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan or lease. The unamortized balance of deferred fees and costs is reported as a component of net loans and leases.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     LOAN SALES AND SERVICING

     Included in the portfolio are Small Business Administration (SBA) and Farmer Mac guaranteed loans that may be sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date that the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. However, there were no sales of loans subject to these recourse provisions at December 31, 2000, 1999 and 1998. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2000 and 1999.

     SBA and Farmer Mac loans with unpaid balances of $4,511,000 and $5,085,000 were being serviced for others as of December 31, 2000 and 1999, respectively. The Company also serviced loans that are participated with other financial institutions totaling $13,388,000 and $11,566,000 as of December 31, 2000 and 1999, respectively. In addition, the Company serviced loans originated by others totaling $25,820,000 and $21,517,000 as of December 31, 2000 and 1999, respectively.

     Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes.

     ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses is maintained to provide for probable losses related to impaired loans and leases and other losses on loans and leases identified by management as doubtful, substandard and special mention, as well as losses that can be expected to occur in the normal course of business related to currently performing loans and leases. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan and lease portfolio, specifically identified problem loans and leases, inherent risk of loss in the portfolio taken as a whole and economic conditions in the Company's service areas.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

     Commercial and real estate loans and leases determined to be impaired or classified are individually evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans and leases based on management's assessment of the following for each identified loan and lease type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, the loss experience of peer banks. Management also computes specific and expected loss reserves for loan and lease commitments. Finally, a residual component is maintained to cover the margin of imprecision inherent in the assumptions used to estimate losses. These estimates are particularly susceptible to changes in the economic environment and market conditions.

     The Company's Loan Committee reviews the adequacy of the allowance for loan and lease losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the Loan Committee and management, changes are warranted.

     The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan and lease losses at December 31, 2000 and 1999, respectively, reflect management's estimate of losses in the portfolio.

     OTHER REAL ESTATE

     Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. There was no other real estate held by the Company at December 31, 2000 and 1999.

     PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful life of building and improvements is forty years. The useful lives of furniture, fixtures and equipment are estimated to be three to ten years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES

     The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

     Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

     CASH EQUIVALENTS

     For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods.

     EARNINGS PER SHARE

     Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Earnings per share is retroactively adjusted for stock splits and stock dividends for all periods presented. In addition, earnings per share have been restated on an equivalent share basis for all periods presented in connection with the merger previously noted.

     STOCK-BASED COMPENSATION

     Stock options are accounted for under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. However, if the fair value of stock-based compensation computed under a fair value based method, as prescribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, is material to the financial statements, pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


     NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activity, which was subsequently amended in June 1999 by SFAS 137 and in June 2000 by SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 137 deferred the required adoption date to fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 138 addresses certain issues causing difficulties in implementing SFAS 133. The Company adopted these statements on January 1, 2001 and, in management's opinion, the implementation of these pronouncements is not expected to have a material effect on the future consolidated financial statements.

     In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS 125 which was issued in June 1996. The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS 140 resolves implementation issues which arose as a result of SFAS 125, but carries forward most of the provisions of the original statement. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of this statement will have a significant impact on its financial statements.

2.   MERGER

     On October 25, 2000, the Company completed a merger with NCB by exchanging 486,685 shares of its common stock (after adjustment for fractional shares) for all of the common stock of NCB. Each share of NCB was exchanged for .9644 of a share of the Company. In addition, NCB stock options were converted at the same exchange ratio into options to purchase 154,278 shares of the Company's common stock.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

2.   MERGER (Continued)

     The merger has been accounted for as a pooling-of-interests and, accordingly, all prior period financial statements have been restated to include the combined results of operations, financial position and cash flows of the Company and NCB. Information concerning common stock, stock option plans and per share data has been restated on an equivalent share basis.

     There were no material transactions between NCB and the Company prior to the mergers, and the effects of conforming the accounting policies of NCB to those of the Company were not material.

     Selected financial information for the combining entities included in the consolidated statements of income for the period ended October 25, 2000 (unaudited) and the two years ended December 31, 1999 and 1998 is a follows:

                                       October 25,
                                          2000       December 31,  December 31,
                                       (Unaudited)       1999          1998
                                       -----------   -----------   -----------

     Net interest income:
         American River Holdings and
            Subsidiaries               $ 8,271,000   $ 9,299,000   $ 8,726,000
         North Coast Bank                2,499,000     2,455,000     2,017,000
                                       -----------   -----------   -----------

               Combined                $10,770,000   $11,754,000   $10,743,000
                                       ===========   ===========   ===========

     Net income:
         American River Holdings and
            Subsidiaries               $ 2,532,000   $ 2,901,000   $ 2,505,000
         North Coast Bank                  420,000       227,000       346,000
                                       -----------   -----------   -----------

            Combined                   $ 2,952,000   $ 3,128,000   $ 2,851,000
                                       ===========   ===========   ===========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

3.   INVESTMENT SECURITIES

     The amortized cost and estimated market value of investment securities at December 31, 2000 and 1999 consisted of the following:

     AVAILABLE-FOR-SALE:

                                                          2000
                               -----------------------------------------------------------
                                                  Gross           Gross         Estimated
                                Amortized      Unrealized      Unrealized        Market
                                   Cost           Gains          Losses           Value
                               ------------   ------------    ------------    ------------
     U.S. Government
          agencies             $ 16,154,000   $    161,000    $     (8,000)   $ 16,307,000
     U.S. Government guar-
          anteed mortgage-
          backed securities         163,000                                        163,000
     Obligations of states
          and political sub-
          divisions               9,580,000        228,000         (29,000)      9,779,000
     Corporate stock              1,050,000         24,000         (26,000)      1,048,000
     Federal Home Loan
          Bank stock                204,000                                        204,000
     Federal Reserve
          Bank stock                112,000                                        112,000
     Commercial paper             3,950,000                                      3,950,000
                               ------------   ------------    ------------    ------------

                               $ 31,213,000   $    413,000    $    (63,000)   $ 31,563,000
                               ============   ============    ============    ============

     Net unrealized gains on available-for-sale investment securities totaling $350,000 were recorded, net of $133,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2000 totaled $20,000 and $13,000, respectively. Proceeds from the redemption of Federal Home Loan Bank stock, at cost, totaled $554,000 for the year ended December 31, 2000.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

3.   INVESTMENT SECURITIES (Continued)

     AVAILABLE-FOR-SALE: (Continued)

                                                         1999
                               -----------------------------------------------------------
                                                  Gross           Gross         Estimated
                                 Amortized     Unrealized      Unrealized        Market
                                    Cost          Gains          Losses           Value
                               ------------   ------------    ------------    ------------
     U.S. Government
          agencies             $ 18,819,000   $      4,000    $   (153,000)   $ 18,670,000
     U.S. Government guar-
          anteed mortgage-
          backed securities         228,000                         (3,000)        225,000
     Obligations of states
          and political sub-
          divisions               8,635,000         15,000        (360,000)      8,290,000
     Corporate stock                825,000         40,000         (17,000)        848,000
     Federal Home Loan
          Bank stock                723,000                                        723,000
     Federal Reserve
          Bank stock                112,000                                        112,000
     Commercial paper             9,908,000                                      9,908,000
                               ------------   ------------    ------------    ------------

                               $ 39,250,000   $     59,000    $   (533,000)   $ 38,776,000
                               ============   ============    ============    ============


     Net unrealized losses on available-for-sale investment securities totaling $474,000 were recorded, net of $180,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity. Proceeds from the sale of available-for-sale investment securities for the year ended December 31, 1999 totaled $1,996,000. No gains or losses were recognized. Proceeds and gross realized gains from the sale of available-for-sale investment securities totaled $599,000 and $7,000, respectively, for the year ended December 31, 1998.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

3.   INVESTMENT SECURITIES (Continued)

     HELD-TO-MATURITY:

                                                          2000
                               -----------------------------------------------------------
                                                 Gross           Gross          Estimated
                                 Amortized     Unrealized      Unrealized        Market
                                    Cost          Gains          Losses           Value
                               ------------   ------------    ------------    ------------
     U.S. Government
          agencies             $  1,501,000   $      2,000    $     (1,000)   $  1,502,000
     Obligations of states
          and political sub-
          divisions               1,900,000         20,000                       1,920,000
     Government guaran-
          teed mortgage-
          backed secur-
          ities                   9,944,000         48,000         (12,000)      9,980,000
     Corporate debt
          securities              3,089,000         14,000          (3,000)      3,100,000
     Other debt securities           21,000                                         21,000
                               ------------   ------------    ------------    ------------

                               $ 16,455,000   $     84,000    $    (16,000)   $ 16,523,000
                               ============   ============    ============    ============


                                                          1999
                               -----------------------------------------------------------
                                                  Gross           Gross         Estimated
                                 Amortized      Unrealized      Unrealized       Market
                                   Cost           Gains          Losses           Value
                               ------------   ------------    ------------    ------------
     U.S. Government
          agencies             $  3,003,000   $      3,000    $     (7,000)   $  2,999,000
     Obligations of states
          and political sub-
          divisions               2,188,000         16,000          (7,000)      2,197,000
     Government guaran-
          teed mortgage-
          backed secur-
          ities                  11,891,000                       (155,000)     11,736,000
     Corporate debt
          securities              3,387,000                        (45,000)      3,342,000
     Other debt securities           30,000                                         30,000
                               ------------   ------------    ------------    ------------

                               $ 20,499,000   $     19,000    $   (214,000)   $ 20,304,000
                               ============   ============    ============    ============

     There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2000, 1999 and 1998.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

3.   INVESTMENT SECURITIES (Continued)


     The amortized cost and estimated market value of investment securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Available-for-Sale            Held-to-Maturity
                                -------------------------   -------------------------
                                               Estimated                    Estimated
                                 Amortized       Market      Amortized        Market
                                    Cost         Value          Cost          Value
                                -----------   -----------   -----------   -----------

     Within one year            $ 8,500,000   $ 8,501,000   $ 3,890,000   $ 3,893,000
     After one year
         through five years      13,592,000    13,767,000     2,577,000     2,606,000
     After five years
         through ten years          381,000       387,000        23,000        23,000
     After ten years              7,211,000     7,381,000
                                -----------   -----------   -----------   -----------

                                 29,684,000    30,036,000     6,490,000     6,522,000

     Investment securities
         not due at a single
         maturity date:
         SBA loan pools                                          21,000        21,000
         Government guaran-
            teed mortgage-
            backed securities       163,000       163,000     9,944,000     9,980,000
         Corporate stock            989,000       987,000
         Federal Home Loan
            Bank stock              204,000       204,000
         Federal Reserve
            Bank stock              112,000       112,000
         Other investments           61,000        61,000
                                -----------   -----------   -----------   -----------

                                $31,213,000   $31,563,000   $16,455,000   $16,523,000
                                ===========   ===========   ===========   ===========

     Investment securities with amortized costs totaling $7,732,000 and $8,271,000 and market values totaling $7,794,000 and $8,199,000 were pledged to secure treasury tax and loan accounts, State Treasury funds on deposit, and short-term borrowing arrangements at December 31, 2000 and 1999, respectively.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

4.   LOANS AND LEASES

     Outstanding loans and leases are summarized as follows:

                                                    December 31,
                                           ------------------------------
                                                2000             1999
                                           -------------    -------------

     Real estate - commercial              $  97,390,000    $  72,142,000
     Real estate - construction               27,182,000       25,784,000
     Real estate - residential                 8,085,000        6,234,000
     Commercial                               52,726,000       42,148,000
     Lease financing receivable                1,150,000          122,000
     Agriculture                              10,764,000        7,200,000
     Consumer                                  6,413,000        5,896,000
                                           -------------    -------------

                                             203,710,000      159,526,000

     Deferred loan and lease fees, net          (598,000)        (420,000)
     Allowance for loan and lease losses      (2,454,000)      (2,062,000)
                                           -------------    -------------

                                           $ 200,658,000    $ 157,044,000
                                           =============    =============


     Certain loans have been pledged to secure borrowing arrangements (see Notes 8 and 9).

     Changes in the allowance for loan and lease losses were as follows:

                                                       Year Ended December 31,
                                             -----------------------------------------

                                                2000           1999           1998
                                             -----------    -----------    -----------

     Balance, beginning of year              $ 2,062,000    $ 1,693,000    $ 1,526,000
     Provision charged to operations             672,000        582,000        509,000
     Losses charged to allowance                (266,000)      (231,000)      (507,000)
     Amounts transferred to accounts
          receivable servicing receivables
          valuation reserve (Note 6)             (41,000)
     Recoveries                                   27,000         18,000        165,000
                                             -----------    -----------    -----------

              Balance, end of year           $ 2,454,000    $ 2,062,000    $ 1,693,000
                                             ===========    ===========    ===========

     At December 31, 2000 and 1999, nonaccrual loans totaled $674,000 and $30,000, respectively. Interest foregone on nonaccrual loans for the years ended December 31, 2000, 1999 and 1998 was not material.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

4.   LOANS AND LEASES (Continued)


     The recorded investment in loans and leases that were considered to be impaired totaled $674,000 and $30,000 at December 31, 2000 and 1999, respectively. The related allowance for loan and lease losses for these loans and leases at December 31, 2000 and 1999 was $86,000 and $12,000, respectively. The average recorded investment in impaired loans and leases for the years ended December 31, 2000, 1999 and 1998 was $128,000, $279,000
     and $254,000, respectively. Interest income recognized on impaired loans and leases using a cash-basis method for the years ended December 31, 2000, 1999 and 1998 was not material.

     Salaries and employee benefits totaling $530,000, $502,000 and $488,000 have been deferred as loan and lease origination costs for the years ended December 31, 2000, 1999 and 1998, respectively.

5.   PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                      December 31,
                                              --------------------------

                                                 2000           1999
                                              -----------    -----------

     Land                                     $   149,000    $   149,000
     Building and improvements                    213,000        213,000
     Furniture, fixtures and equipment          3,334,000      2,746,000
     Leasehold improvements                       759,000        612,000
                                              -----------    -----------

                                                4,455,000      3,720,000
              Less accumulated depreciation
                  and amortization             (2,767,000)    (2,506,000)
                                              -----------    -----------

                                              $ 1,688,000    $ 1,214,000
                                              ===========    ===========

     Depreciation and amortization included in occupancy and furniture and equipment expenses totaled $325,000, $324,000 and $357,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

6.   ACCOUNTS RECEIVABLE SERVICING RECEIVABLES

     The Company purchases existing accounts receivable on a discounted basis from selected borrowers and assumes the related billing and collection responsibilities. Accounts receivable servicing fees included in other income totaled $430,000, $272,000 and $102,000 for the years ended December 31, 2000, 1999 and 1998, respectively (see Note 13).

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

6.   ACCOUNTS RECEIVABLE SERVICING RECEIVABLES (Continued)

     Activity in the valuation reserve for accounts receivable servicing receivables for the year ended December 31, 2000 was as follows:

     Amounts transferred from the allowance
          for loan and lease losses (Note 4)   $41,000
     Provision charged to operations            30,000
                                               -------

          Balance, end of year                 $71,000
                                               =======

7.   INTEREST-BEARING DEPOSITS

     Interest-bearing deposits consisted of the following:

                                      December 31,
                              ---------------------------

                                  2000           1999
                              ------------   ------------

     Savings                  $ 12,086,000   $ 12,738,000
     Money market               71,540,000     62,870,000
     NOW accounts               22,408,000     19,028,000
     Time, $100,000 or more     39,007,000     41,116,000
     Other time                 29,351,000     29,181,000
                              ------------   ------------

                              $174,392,000   $164,933,000
                              ============   ============

     Aggregate annual maturities of time deposits are as follows:

            Year Ending
            December 31,
            ------------

                2001               $54,833,000
                2002                 2,878,000
                2003                 2,931,000
                2004                 3,699,000
                2005                 4,017,000
                                   -----------
                                   $68,358,000
                                   ===========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

7.   INTEREST-BEARING DEPOSITS (Continued)

     Interest expense recognized on interest-bearing deposits consisted of the following:

                                      Year Ended December 31,
                              ------------------------------------

                                 2000         1999         1998
                              ----------   ----------   ----------

     Savings                  $  297,000   $  307,000   $  316,000
     Money market              2,587,000    1,576,000    1,564,000
     NOW accounts                247,000      226,000      251,000
     Time, $100,000 or more    2,318,000    1,677,000    1,570,000
     Other time                1,881,000    1,530,000    1,590,000
                              ----------   ----------   ----------

                              $7,330,000   $5,316,000   $5,291,000
                              ==========   ==========   ==========

8.   SHORT-TERM BORROWING ARRANGEMENTS

     The Company has a total of $17,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. Advances totaling $8,000,000 and $7,000,000 were outstanding from two of its correspondent banks at December 31, 2000, bearing interest rates of 7.25% and 6.50%, respectively. There were no borrowings outstanding under these arrangements at December 31, 1999.

     In addition, the Company has a line of credit available with the Federal Home Loan Bank totaling $1,401,000 which is secured by pledged mortgage loans with carrying values totaling approximately $2,680,000. Future borrowings may include overnight advances as well as loans with a term of up to thirty years. An advance totaling $990,000 was outstanding from the Federal Home Loan Bank at December 31, 2000, bearing an interest rate of 6.63% and a maturity date of January 22, 2001. An advance totaling $1,000,000 was outstanding at December 31, 1999, bearing an interest rate of 5.9% and a maturity date of April 12, 2000.

9.   LONG-TERM DEBT

     The Company can borrow up to $4,455,000 from the Federal Home Loan Bank on either a short-term or long-term basis, secured by qualifying mortgage loans with unpaid balances of $7,738,000 at December 31, 2000. Long-term debt consisted of an advance from the Federal Home Loan Bank totaling $2,084,000 and $2,125,000 at December 31, 2000 and 1999, respectively, bearing a fixed interest rate of 6.13%, due in monthly installments of approximately $14,000, including principal and interest, with the final principal payment of $1,711,000 due December 21, 2007.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

9.   LONG-TERM DEBT (Continued)

     Future minimum principal payments on long-term debt are as follows:

            Year Ending
            December 31,
            ------------

                2001               $   45,000
                2002                   47,000
                2003                   50,000
                2004                   54,000
                2005                   57,000
             Thereafter             1,831,000
                                   ----------

                                   $2,084,000
                                   ==========

10.  INCOME TAXES

     The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                     Federal         State          Total
                                   -----------    -----------    -----------
     2000
     ----
     Current                       $ 1,854,000    $   656,000    $ 2,510,000
     Deferred                         (231,000)       (58,000)      (289,000)
                                   -----------    -----------    -----------

              Income tax expense   $ 1,623,000    $   598,000    $ 2,221,000
                                   ===========    ===========    ===========

     1999
     ----
     Current                       $ 1,501,000    $   527,000    $ 2,028,000
     Deferred                          (90,000)       (17,000)      (107,000)
                                   -----------    -----------    -----------

              Income tax expense   $ 1,411,000    $   510,000    $ 1,921,000
                                   ===========    ===========    ===========

     1998
     ----
     Current                       $ 1,374,000    $   515,000    $ 1,889,000
     Deferred                         (157,000)       (59,000)      (216,000)
                                   -----------    -----------    -----------

              Income tax expense   $ 1,217,000    $   456,000    $ 1,673,000
                                   ===========    ===========    ===========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

10.  INCOME TAXES (Continued)

     Deferred tax assets (liabilities) consisted of the following at December 31, 2000 and 1999:

                                                             2000           1999
                                                          -----------    ----------
     Deferred tax assets:
          Allowance for loan losses                       $   851,000    $   674,000
          Future benefit of State tax deduction               232,000        162,000
          Bank premises and equipment                           2,000         24,000
          Unrealized loss on available-for-sale
              investment securities                                          180,000
          Deferred compensation                                80,000         41,000
          Other                                                 8,000          8,000
                                                          -----------    -----------

                  Total deferred tax assets                 1,173,000      1,089,000
                                                          -----------    -----------

     Deferred tax liabilities:
          Discount on purchased loans                         (41,000)       (57,000)
          Future liability of State deferred tax assets       (73,000)       (53,000)
          Unrealized gain on available-for-sale invest-
              ment securities                                (133,000)
          Federal Home Loan Bank stock dividends              (20,000)       (37,000)
          Other                                                              (12,000)
                                                          -----------    -----------

                  Total deferred tax liabilities             (267,000)      (159,000)
                                                          -----------    -----------

                  Net deferred tax assets                 $   906,000    $   930,000
                                                          ===========    ===========

     The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                         2000                  1999                   1998
                                ---------------------  ---------------------  ---------------------
                                   Amount      Rate %    Amount       Rate %    Amount       Rate %
                                -----------    ------  -----------    ------  -----------    ------
     Federal income tax
         expense, at
         statutory rate         $ 1,961,000      34.0  $ 1,717,000      34.0  $ 1,538,000      34.0
     State franchise tax,
         net of Federal tax
         effect                     420,000       7.3      346,000       6.9      308,000       6.8
     Tax benefit of interest
         on obligations of
         states and political
         subdivisions              (139,000)     (2.4)    (105,000)     (2.1)     (63,000)     (1.4)
     Tax benefit of corpor-
         ate dividends              (16,000)      (.3)     (12,000)      (.2)     (15,000)      (.3)
     Other                           (5,000)      (.1)     (25,000)      (.6)     (95,000)     (2.1)
                                -----------      ----  -----------      ----  -----------      ----

            Total income
               tax expense      $ 2,221,000      38.5  $ 1,921,000      38.0  $ 1,673,000      37.0
                                ===========      ====  ===========      ====  ===========      ====

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

11.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases its branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2009 and have five year renewal options. Certain branch facilities are leased from members of the Board of Directors (see Note 15).

     Future minimum lease payments are as follows:

        Year Ending
        December 31,
        ------------

            2001             $  615,000
            2002                632,000
            2003                542,000
            2004                549,000
            2005                566,000
         Thereafter           1,611,000
                             ----------

                             $4,515,000
                             ==========

     Rental expense included in occupancy expense, net of related rental income, totaled $564,000, $509,000 and $393,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments consist of commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

     The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

11.  COMMITMENTS AND CONTINGENCIES (Continued)

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

     The following financial instruments represent off-balance-sheet credit risk:

                                                         December 31,
                                                  -------------------------
                                                     2000          1999
                                                  -----------   -----------
     Commitments to extend credit:
          Revolving lines of credit secured by
              1-4 family residences               $ 1,773,000   $ 1,743,000
          Commercial real estate, construction
              and land development commitments
              secured by real estate               18,635,000    15,951,000
          Other commercial commitments not
              secured by real estate                2,150,000     1,113,000
                  Credit card arrangements            418,000       397,000
                  Other unused commitments         28,225,000    32,490,000
                                                  -----------   -----------

                                                  $51,201,000   $51,694,000
                                                  ===========   ===========

     Letters of credit                            $   875,000   $ 2,461,000
                                                  ===========   ===========

     Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 80%. In addition, the majority of the Company's commitments have variable interest rates.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each client's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, equipment and deeds of trust on residential real estate and income-producing commercial properties.

     Letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

11.  COMMITMENTS AND CONTINGENCIES (Continued)

     SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

     The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to clients throughout Sacramento, Placer, Yolo, El Dorado, Sonoma, Napa, Marin and Mendocino counties.

     Although the subsidiaries have diversified loan and lease portfolios, a substantial portion of their portfolios are secured by commercial and residential real estate. However, personal and business income represent the primary source of repayment for a majority of these loans.

     CORRESPONDENT BANKING AGREEMENTS

     The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $8,492,000 at December 31, 2000.

     FEDERAL RESERVE REQUIREMENTS

     Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. Reserve balances held with the Federal Reserve Bank totaled $2,539,000 and $696,000 at December 31, 2000 and 1999, respectively.

     CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

12.  SHAREHOLDERS' EQUITY

     DIVIDENDS

     Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. Under applicable Federal laws, the Comptroller of the Currency (OCC) restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period. In addition, the California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2000, the subsidiaries had $6,425,000 in retained earnings available for dividend payments to the Company.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

12.  SHAREHOLDERS' EQUITY (Continued)

     EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                      Weighted
                                                      Average
                                                     Number of
                                           Net         Shares     Per-Share
        For the Year Ended                Income     Outstanding   Amount
     --------------------------------   ----------   -----------  --------

     DECEMBER 31, 2000

     Basic earnings per share           $3,546,000    2,376,433   $   1.49
                                                                  ========

     Effect of dilutive stock options                   122,812
                                        ----------    ---------

     Diluted earnings per share         $3,546,000    2,499,245   $   1.42
                                        ==========    =========   ========

     DECEMBER 31, 1999

     Basic earnings per share           $3,128,000    2,389,293   $   1.31
                                                                  ========

     Effect of dilutive stock options                   129,501
                                        ----------    ---------

     Diluted earnings per share         $3,128,000    2,518,794   $   1.24
                                        ==========    =========   ========

     DECEMBER 31, 1998

     Basic earnings per share           $2,851,000    2,398,091   $   1.19
                                                                  ========

     Effect of dilutive stock options                   173,296
                                        ----------    ---------

     Diluted earnings per share         $2,851,000    2,571,387   $   1.11
                                        ==========    =========   ========

     STOCK OPTION PLANS

     In 2000 and 1995, the Board of Directors adopted stock option plans for which 711,116 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The purchase price of exercised options is payable in full in cash or shares of the Company's common stock owned by the optionee at the time the option is exercised. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Options vest ratably over a five year period. Outstanding options under the 1995 plans are exercisable until their expiration; however, no new options will be granted under this plan.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

12.  SHAREHOLDERS' EQUITY (Continued)

     STOCK OPTION PLANS (Continued)


     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at grant date for awards in 1995 through 1999 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. Pro forma compensation expense is recognized in the years in which the options become vested.

                                                             Year Ended December 31,
                                                ---------------------------------------------

                                                     2000            1999            1998
                                                -------------   -------------   -------------

     Net earnings - as reported                 $   3,546,000   $   3,128,000   $   2,851,000
     Net earnings - pro forma                   $   3,357,000   $   2,949,000   $   2,744,000

     Basic earnings per share - as reported     $        1.49   $        1.31   $        1.19
     Basic earnings per share - pro forma       $        1.41   $        1.23   $        1.14

     Diluted earnings per share - as reported   $        1.42   $        1.24   $        1.11
     Diluted earnings per share - pro forma     $        1.34   $        1.17   $        1.07

     The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions. No options were granted for the year ended December 31, 2000.

                                                       Year Ended December 31,
                                                      ------------------------

                                                        1999            1998
                                                      ---------      ---------

     Dividend yield                                       1.53%          1.13%
     Expected volatility                                 72.17%         32.20%
     Risk-free interest rate                              6.10%          5.07%
     Expected option life                             10 years       10 years

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

12.  SHAREHOLDERS' EQUITY (Continued)

     STOCK OPTION PLANS (Continued)

     A summary of the combined activity within the plans follows:

                                               2000                    1999                   1998
                                      --------------------    --------------------    -------------------

                                                  Weighted                Weighted               Weighted
                                                  Average                 Average                Average
                                                  Exercise                Exercise               Exercise
                                      Shares       Price      Shares       Price      Shares      Price
                                      -------    ---------    -------    ---------    -------    --------
     Options outstanding,
       beginning of year              498,448    $    8.57    530,665    $    7.92    463,999    $   5.98

       Options granted                                         63,663    $   12.89    140,152    $  12.86
       Options exercised              (35,347)   $    7.06    (81,956)   $    5.47    (72,601)   $   5.06
       Options canceled               (19,977)   $   16.12    (13,924)   $    7.55       (885)   $   5.53
                                      -------                 -------                 -------


     Options outstanding,
       end of year                    443,124    $    8.32    498,448    $    8.57    530,665    $   7.92
                                      =======                 =======                 =======

     Options exercisable,
       end of year                    328,854    $    7.19    268,830    $    7.02    249,090    $   6.03
                                      =======                 =======                 =======

     Weighted average
       fair value of options
       granted during the
       year                                                              $    5.03               $   4.80

     A summary of options outstanding at December 31, 2000 follows:

                           Number of            Weighted             Number of
                            Options              Average              Options
     Range of             Outstanding           Remaining           Exercisable
     Exercise             December 31,         Contractual          December 31,
      Prices                  2000                Life                  2000
     -------                -------            ---------              -------

     $  5.53                 49,531            5.8 years               47,776
     $  5.76                176,661            4.6 years              176,661
     $  6.13                  8,855            3.2 years                8,855
     $  7.54                  7,543            5.0 years                5,372
     $  8.64                 48,099            9.0 years               18,731
     $  9.15                 55,508            7.7 years               33,306
     $ 10.15                 29,536            6.4 years               14,950
     $ 14.64                 10,500            8.9 years                2,100
     $ 14.97                  8,269            8.0 years                1,654
     $ 16.12                 48,622            7.7 years               19,449
                            -------                                   -------

                            443,124                                   328,854
                            =======                                   =======

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

12.  SHAREHOLDERS' EQUITY (Continued)

     COMMON STOCK REPURCHASE PROGRAM

     During 1997, the Board of Directors authorized the annual repurchase of up to five percent of the Company's common stock in conjunction with recurring annual distributions of a five percent common stock dividend. Repurchases are generally made in the open market at market prices.

     REGULATORY CAPITAL

     The Company and its subsidiaries are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (OCC) and Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and its subsidiaries meet all their capital adequacy requirements as of December 31, 2000.

     In addition, the most recent notification from the OCC and FDIC categorized each of the subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the categories.

                                                                      2000                     1999
                                                              --------------------     --------------------

                                                                 Amount      Ratio        Amount      Ratio
                                                              -----------    -----     -----------    -----

         Leverage Ratio
         --------------

     American River Holdings and Subsidiaries                 $24,069,000     8.7%     $20,753,000     8.7%
     Minimum regulatory requirement                           $11,096,000     4.0%     $ 9,590,000     4.0%

     American River Bank                                      $19,275,000     8.9%     $16,414,000     8.5%
     Minimum requirement for "Well-Capitalized" institution   $10,833,000     5.0%     $ 9,635,000     5.0%
     Minimum regulatory requirement                           $ 8,666,000     4.0%     $ 7,708,000     4.0%

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

12.  SHAREHOLDERS' EQUITY (Continued)

     REGULATORY CAPITAL (Continued)

                                                                        2000                     1999
                                                               ----------------------   ----------------------

                                                                   Amount      Ratio       Amount       Ratio
                                                               --------------  ------   -------------   ------
         LEVERAGE RATIO (Continued)

     North Coast Bank                                          $    4,630,000    8.0%   $   4,012,000     8.5%
     Minimum requirement for "Well-Capitalized" institution    $    2,885,000    5.0%   $   2,353,000     5.0%
     Minimum regulatory requirement                            $    2,308,000    4.0%   $   1,882,000     4.0%

     TIER 1 RISK-BASED CAPITAL RATIO

     American River Holdings and Subsidiaries                  $   24,069,000   10.6%   $  20,753,000    11.3%
     Minimum regulatory requirement                            $    9,061,000    4.0%   $   7,358,000     4.0%

     American River Bank                                       $   19,275,000   11.0%   $  16,414,000    11.4%
     Minimum requirement for "Well-Capitalized" institution    $   10,529,000    6.0%   $   8,639,000     6.0%
     Minimum regulatory requirement                            $    7,019,000    4.0%   $   5,759,000     4.0%

     North Coast Bank                                          $    4,630,000    9.1%   $   4,012,000    10.0%
     Minimum requirement for "Well-Capitalized" institution    $    3,060,000    6.0%   $   2,395,000     6.0%
     Minimum regulatory requirement                            $    2,040,000    4.0%   $   1,597,000     4.0%

     TOTAL RISK-BASED CAPITAL RATIO

     American River Holdings and Subsidiaries                  $   26,523,000   11.7%   $  22,815,000    12.4%
     Minimum regulatory requirement                            $   18,122,000    8.0%   $  14,716,000     8.0%

     American River Bank                                       $   21,173,000   12.1%   $  18,093,000    12.6%
     Minimum requirement for "Well-Capitalized" institution    $   17,548,000   10.0%   $  14,398,000    10.0%
     Minimum regulatory requirement                            $   14,038,000    8.0%   $  11,518,000     8.0%

     North Coast Bank                                          $    5,186,000   10.2%   $   4,395,000    11.0%
     Minimum requirement for "Well-Capitalized" institution    $    5,101,000   10.0%   $   3,992,000    10.0%
     Minimum regulatory requirement                            $    4,081,000    8.0%   $   3,194,000     8.0%

13.  OTHER INCOME AND EXPENSE

     Other income consisted of the following:

                                                 Year Ended December 31,
                                          ------------------------------------

                                             2000         1999         1998
                                          ----------   ----------   ----------

     Accounts receivable servicing fees
          (Note 6)                        $  430,000   $  272,000   $  102,000
     Merchant fee income                     202,000      153,000      136,000
     Income from residential lending
          division                           142,000      133,000      254,000
     Financial services income               203,000      124,000       50,000
     Other                                   591,000      428,000      349,000
                                          ----------   ----------   ----------

                                          $1,568,000   $1,110,000   $  891,000
                                          ==========   ==========   ==========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

13.  OTHER INCOME AND EXPENSE (Continued)

     Other expense consisted of the following:

                                                  Year Ended December 31,
                                           ------------------------------------

                                              2000         1999         1998
                                           ----------   ----------   ----------

     Professional fees                     $  307,000   $  229,000   $  235,000
     Outsourced item processing               498,000      410,000      379,000
     Merger, NASDAQ listing and SEC
          registration expenses (Note 2)      693,000
     Telephone and postage                    263,000      249,000      228,000
     Advertising and promotion                235,000      200,000      143,000
     Stationery and supplies                  176,000      192,000      163,000
     Directors' compensation                  175,000      194,000      201,000
     Other operating expenses                 803,000      774,000      773,000
                                           ----------   ----------   ----------

                                           $3,150,000   $2,248,000   $2,122,000
                                           ==========   ==========   ==========

14.  EMPLOYEE BENEFIT PLANS

     AMERICAN RIVER BANK 401(K) PLAN

     The American River Bank 401(k) Plan commenced January 1, 1993 and is available to all employees. Under the plan, the Bank will match 50% of each participants' contribution up to a maximum of 6% of their annual compensation. Employer contributions vest at a rate of 20% per year over a five year period and totaled $77,000, $72,000 and $64,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     NORTH COAST BANK 401(K) PLAN

     The North Coast Bank 401(k) Savings Plan commenced January 1, 1993 and is available to employees meeting certain service requirements. Under the plan, employees may defer a selected percentage of their annual compensation. The contribution to the plan is discretionary and is allocated as follows:

          o A matching contribution to be determined by the Board of Directors each plan year under which a percentage of each participant's contribution is matched.

          o Additional employer contributions to the plan may be made at the discretion of the Board of Directors and shall be allocated in the same ratio as each participant's contribution bears to total compensation.

     Employer contributions totaled $18,000, $13,000 and $9,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Effective January 1, 2001, the North Coast Bank 401(k) Plan merged into the American River Bank 401(k) Plan and the plan was renamed the American River Holdings 401(k) Profit Sharing and Salary Deferral Plan.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

14.  EMPLOYEE BENEFIT PLANS EMPLOYEE BENEFIT PLANS (Continued)

     EMPLOYEE STOCK PURCHASE PLAN

     The Company is the administrator of an Employee Stock Purchase Plan which allows employees to purchase the Company's stock at fair market value as of the date of purchase. The Company bears all costs of administering the Plan, including broker's fees, commissions, postage and other costs actually incurred.

     DEFERRED COMPENSATION PLAN

     Effective May 1, 1998, American River Bank established a Deferred Compensation Plan for certain members of the management group and the Deferred Fee Agreement for Directors for the purpose of providing the opportunity to participants to defer compensation. Participants, who are selected by a Committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. American River Bank bears all administration costs, and funds the interest earned on participant deferrals at a rate based on U.S. Government Treasury rates. Deferred compensation, including interest earned, totaled $179,000, $90,000 and $12,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

15.  RELATED PARTY TRANSACTIONS

     During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2000:

     Balance, January 1, 2000                                  $ 3,758,000

          Disbursements                                          2,186,000
          Amounts repaid                                        (2,149,000)
                                                               -----------

     Balance, December 31, 2000                                $ 3,795,000
                                                               ===========

     Undisbursed commitments to related parties,
          December 31, 2000                                    $ 2,061,000
                                                               ===========

     The Company also leases premises from members of the Board of Directors (see Note 11). Rental payments to the Directors totaled $105,000, $106,000 and $102,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

16.  COMPREHENSIVE INCOME

     Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Statement of Changes in Shareholders' Equity.

     At December 31, 2000, 1999 and 1998, the Company held securities classified as available-for-sale which had unrealized gains (losses) as follows:

                                                                 Tax
                                                   Before      (Expense)      After
                                                     Tax        Benefit        Tax
                                                  ---------    ---------    ---------
     FOR THE YEAR ENDED DECEMBER 31, 2000

     Other comprehensive income:
          Unrealized holding gains                $ 837,000    $(318,000)   $ 519,000
          Less: reclassification adjustment for
              net gains included in net income       13,000       (5,000)       8,000
                                                  ---------    ---------    ---------

                  Total other comprehensive
                       income                     $ 824,000    $(313,000)   $ 511,000
                                                  =========    =========    =========

     FOR THE YEAR ENDED DECEMBER 31, 1999

     Other comprehensive loss:
          Unrealized holding losses               $(771,000)   $ 292,000    $(479,000)
                                                  =========    =========    =========

     FOR THE YEAR ENDED DECEMBER 31, 1998

     Other comprehensive income:
          Unrealized holding gains                $  92,000    $ (36,000)   $  56,000
          Less: reclassification adjustment for
              net gains included in net income        7,000       (3,000)       4,000
                                                  ---------    ---------    ---------

                  Total other comprehensive
                       income                     $  85,000    $ (33,000)   $  52,000
                                                  =========    =========    =========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

     Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

     The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2000 and 1999:

     CASH AND CASH EQUIVALENTS AND SHORT-TERM BORROWINGS: For cash and cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

     INTEREST-BEARING DEPOSITS IN BANKS: The fair values of interest-bearing deposits in banks are estimated by discounting their future cash flows using rates at each reporting date for instruments with similar remaining maturities offered by comparable financial institutions.

     INVESTMENT SECURITIES: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

     LOANS AND LEASES: For variable-rate loans and leases that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans and leases with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

     ACCOUNTS RECEIVABLE SERVICING RECEIVABLES: The carrying amount of accounts receivable servicing receivables approximates their fair value because of the relatively short period of time between the origination of the receivables and their expected collection.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     DEPOSITS: The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates offered at each reporting date for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

     LONG-TERM DEBT: The fair value of long-term debt is estimated using a discounted cash flow analysis using interest rates currently available for similar debt instruments.

     COMMITMENTS TO EXTEND CREDIT: Commitments to extend credit are primarily for variable rate loans. For these commitments, there is no difference between the committed amounts and their fair values. Commitments to fund fixed rate loans and letters of credit are at rates which approximate fair value at each reporting date.

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                            December 31, 2000             December 31, 1999
                                       ---------------------------   ----------------------------

                                         Carrying        Fair          Carrying        Fair
                                          Amount         Value          Amount         Value
                                       ------------   ------------   ------------   ------------

     Financial assets:
       Cash and due from banks         $ 21,236,000   $ 21,236,000   $ 10,900,000   $ 10,900,000
       Federal funds sold                                               8,125,000      8,125,000
       Interest-bearing deposits
          in banks                        5,540,000      5,582,000      6,320,000      6,320,000
       Investment securities             48,018,000     48,086,000     59,275,000     59,080,000
       Loans and leases                 200,658,000    201,036,000    157,044,000    156,611,000
       Accounts receivable servicing
          receivables                     3,180,000      3,180,000      2,123,000      2,123,000
       Accrued interest receivable        1,884,000      1,884,000      1,469,000      1,470,000
                                       ------------   ------------   ------------   ------------

                                       $280,516,000   $281,004,000   $245,256,000   $244,629,000
                                       ============   ============   ============   ============

     Financial liabilities:
       Deposits                        $239,312,000   $240,304,000   $223,077,000   $223,055,000
       Short-term borrowings             15,990,000     15,990,000      1,000,000      1,000,000
       Long-term debt                     2,084,000      2,089,000      2,125,000      2,028,000
       Accrued interest payable             297,000        297,000        254,000        254,000
                                       ------------   ------------   ------------   ------------

                                       $257,683,000   $258,680,000   $226,456,000   $226,337,000
                                       ============   ============   ============   ============
     Off-balance-sheet financial
       instruments:
          Commitments to extend
            credit                     $ 51,201,000   $ 51,201,000   $ 51,694,000   $ 51,694,000
          Letters of credit                 875,000        875,000      2,461,000      2,461,000
                                       ------------   ------------   ------------   ------------

                                       $ 52,076,000   $ 52,076,000   $ 54,155,000   $ 54,155,000
                                       ============   ============   ============   ============

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

18.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                                  BALANCE SHEET

                           DECEMBER 31, 2000 AND 1999

                                                       2000           1999
                                                   ------------   ------------

                       ASSETS

     Cash and due from banks                       $    337,000   $    327,000
     Investment in subsidiaries                      24,313,000     20,366,000
     Dividends receivable from subsidiaries             312,000        215,000
     Other assets                                         7,000          6,000
                                                   ------------   ------------

                                                   $ 24,969,000   $ 20,914,000
                                                   ============   ============

                    LIABILITIES AND
                 SHAREHOLDERS' EQUITY

     Liabilities:
          Dividends payable to shareholders        $    312,000   $    215,000
          Other liabilities                             244,000         88,000
                                                   ------------   ------------

                  Total liabilities                     556,000        303,000
                                                   ------------   ------------

     Shareholders' equity:
          Common stock                               12,320,000     10,438,000
          Retained earnings                          11,876,000     10,467,000
          Accumulated other comprehensive income
              (loss)                                    217,000       (294,000)
                                                   ------------   ------------

                  Total shareholders' equity         24,413,000     20,611,000
                                                   ------------   ------------

                                                   $ 24,969,000   $ 20,914,000
                                                   ============   ============

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

18.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                               STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                 2000         1999         1998
                                              ----------   ----------   ----------
     Income:
       Dividends declared by subsidiaries -
          eliminated in consolidation         $  887,000   $1,368,000   $1,558,000
                                              ----------   ----------   ----------

     Expenses:
       Salaries and employee benefits            221,000
       Merger, NASDAQ and SEC
          registration expenses                  460,000
       Professional fees                          26,000       19,000       33,000
       Directors' compensation                    62,000       80,000      103,000
       Other expenses                             42,000       31,000       20,000
                                              ----------   ----------   ----------

            Total expenses                       811,000      130,000      156,000
                                              ----------   ----------   ----------

            Income before equity in
              undistributed income of
              subsidiaries                        76,000    1,238,000    1,402,000

     Equity in undistributed income of
       subsidiaries                            3,158,000    1,839,000    1,389,000
                                              ----------   ----------   ----------

            Income before income taxes         3,234,000    3,077,000    2,791,000

     Income tax benefit                          312,000       51,000       60,000
                                              ----------   ----------   ----------

            Net income                        $3,546,000   $3,128,000   $2,851,000
                                              ==========   ==========   ==========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

18.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                             STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                         2000            1999          1998
                                                      -----------    -----------    -----------
     Cash flows from operating activities:
       Net income                                     $ 3,546,000    $ 3,128,000    $ 2,851,000
       Adjustments to reconcile net income to net
          cash provided by operating activities:
            Undistributed earnings of subsidiaries     (3,255,000)    (1,869,000)    (1,408,000)
            (Increase) decrease in other assets            (1,000)        15,000         13,000
            Increase in other liabilities                 156,000         88,000
                                                      -----------    -----------    -----------

              Net cash provided by operating
                activities                                446,000      1,362,000      1,456,000
                                                      -----------    -----------    -----------

     Cash flows used in investing activities:
       Investment in leasing company                                    (100,000)
                                                      -----------    -----------    -----------

     Cash flows from financing activities:
       Cash dividends paid                               (438,000)      (386,000)      (338,000)
       Exercise of stock options                            8,000        692,000        610,000
       Cash paid to repurchase common stock                           (1,475,000)    (1,651,000)
       Cash paid for fractional shares                     (6,000)        (7,000)        (5,000)
                                                      -----------    -----------    -----------

              Net cash used in financing activities      (436,000)    (1,176,000)    (1,384,000)
                                                      -----------    -----------    -----------

              Net increase in cash and cash
                equivalents                                10,000         86,000         72,000

     Cash and cash equivalents at beginning
          of year                                         327,000        241,000        169,000
                                                      -----------    -----------    -----------

     Cash and cash equivalents at end of year         $   337,000    $   327,000    $   241,000
                                                      ===========    ===========    ===========

     Supplemental disclosures of cash flow
       information:

     Non-cash investing activities:
       Net change in unrealized gain on available-
          for-sale investment securities              $   824,000    $  (771,000)   $    85,000

     Non-cash financing activities:
       Dividends declared, adjusted for stock
          splits and dividends, $.13 per share in
          2000, $.11 per share in 1999 and
          $.10 per share in 1998                      $   312,000    $   215,000    $   185,000

SELECTED QUARTERLY INFORMATION (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
(In thousands, except per share and price range of common stock)
-------------------------------------------------------------------------------------------------------------

                                                 March 31         June 30,       September 30,    December 31,
-------------------------------------------------------------------------------------------------------------
                  2000

Interest income                                   $4,826           $5,075            $5,533           $5,793
Net interest income                                3,157            3,285             3,469            3,674
Provision for loan and lease loss                    133              145               171              223
Non-interest income                                  501              574               540              568
Non-interest expense                               2,089            2,316             2,333            2,591
Income before taxes                                1,436            1,398             1,505            1,428
Net income                                           890              857               916              883
-------------------------------------------------------------------------------------------------------------

Basic earnings per share                          $  .38           $  .36            $  .38           $  .37
Diluted earnings per share                           .36              .35               .37              .35
Cash dividends per share                              --              .12                --              .13
-------------------------------------------------------------------------------------------------------------
Price range, common stock                  $ 10.48-15.24    $ 10.00-14.29     $ 12.02-13.57    $ 11.79-15.00
=============================================================================================================

                  1999

Interest income                                   $4,109           $4,201            $4,310           $4,609
Net interest income                                2,799            2,901             2,936            3,118
Provision for loan and lease loss                    124              139               169              150
Non-interest income                                  338              378               439              492
Non-interest expense                               1,861            1,910             1,983            2,016
Income before taxes                                1,152            1,230             1,223            1,444
Net income                                           710              757               764              897
-------------------------------------------------------------------------------------------------------------

Basic earnings per share                          $  .30           $  .31            $  .32           $  .38
Diluted earnings per share                           .28              .30               .31              .36
Cash dividends per share                              --              .10                --              .12
-------------------------------------------------------------------------------------------------------------
Price range, common stock                  $ 14.21-16.55    $ 14.51-16.18     $ 14.63-16.55    $ 13.45-16.07
=============================================================================================================

The earnings per share and price range have been adjusted for 5% stock dividends in 1999 and 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2000. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2000, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)Financial Statements. Listed and included in Part II, Item 8.

        (2)Financial Statement Schedules.  Not applicable.

        (3)Exhibits.

     Exhibit
     Number                       Document Description
     ------                       --------------------

     (2.1) Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

     (3.1)     Articles of Incorporation, as amended.

     (3.2)     Bylaws, as amended.

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

     *(10.11)  American River Bank Deferred Compensation Plan dated May 1,
               1998. **

     *(10.12)  American River Bank Deferred Fee Plan dated April 1, 1998. **

     *(10.16) American River Bank Employee Severance Policy dated March 18, 1998. **

     *(10.17)  American River Bank Employee Stock Purchase Plan. **

     *(10.18) Employment agreement with David T. Taber dated August 16, 2000, incorporated by reference from Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed with the Commission on November 14, 2000.

     *(10.19) Employment agreement with William L. Young dated August 16, 2000, incorporated by reference from Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed with the Commission on November 14, 2000.

     *(10.20) American River Holdings Incentive Compensation Plan for the Year Ended December 31, 2000, incorporated by reference from Exhibit
               10.20 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed with the Commission on November 14, 2000.

     (10.21) Amendment #1 dated March 1, 2001 to the lease agreement between American River Holdings and Union Bank of California dated June 29, 1999, related to 1540 River Park Drive, Suite 108 and Suite 106, Sacramento, California.

     *(10.22) First Amendment dated December 20, 2000 to the American River Bank Deferred Compensation Plan dated May 1, 1998.

     (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. ( as of October 25, 2000) and First Source Capital.

     (23.1)    Consent of Perry-Smith LLP

     (23.2)    Consent of Richardson & Company

     *Denotes management contracts, compensatory plans or arrangements.

     **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

(b)  Reports on Form 8-K

     None

     An Annual Report for the fiscal year ended December 31, 2000, and Notice of Annual Meeting and Proxy Statement for the Company's 2001 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN RIVER HOLDINGS



MARCH 29, 2001                         By: /s/ DAVID T. TABER
                                       ----------------------
                                       David T. Taber

                                       Chief Executive Officer
                                       (Principal Executive Officer)


MARCH 29, 2001                         By: /s/ MITCHELL A. DERENZO
                                       ---------------------------
                                       Mitchell A. Derenzo

                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                Title                              Date

/s/ SAM J. GALLINA            Director, Chairman                 3/29/01
------------------
Sam J. Gallina

/s/ ROGER J. TAYLOR           Director, Vice Chairman            3/29/01
-------------------
Roger J. Taylor

/s/ JAMES O. BURPO            Director                           3/29/01
------------------
James O. Burpo

/s/ M. EDGAR DEAS             Director                           3/29/01
-----------------
M. Edgar Deas

/s/ CHARLES D. FITE           Director                           3/29/01
-------------------
Charles D. Fite

/s/ WAYNE C. MATTHEWS         Director                           3/29/01
---------------------
Wayne C. Matthews

/s/ DAVID T. TABER            Director                           3/29/01
------------------
David T. Taber

     Signature                Title                              Date

/s/ MARJORIE G. TAYLOR        Director                           3/29/01
----------------------
Marjorie G. Taylor

/s/ STEPHEN H. WAKS           Director                           3/29/01
-------------------
Stephen H. Waks

/s/ LARRY L. WASEM            Director                           3/29/01
------------------
Larry L. Wasem

/s/ WILLIAM L. YOUNG          Director                           3/29/01
--------------------
William L. Young

                                  EXHIBIT INDEX

Exhibit Number                     Description                            Page
--------------------------------------------------------------------------------

     3.1            Articles of Incorporation, as amended                88-93

     3.2            Bylaws, as amended                                   94-123

     10.21          Amendment #1 dated March 1, 2001 to the lease
                    agreement between American River Holdings and
                    Union Bank of California dated June 29, 1999,
                    related to 1540 River Park Drive, Suite 108
                    and Suite 106, Sacramento, California                124-125

     10.22          First Amendment dated December 20, 2000 to the
                    American River Bank Deferred Compensation Plan
                    dated May 1, 1998                                    126-127

     23.1           Consent of Perry-Smith LLP                           128

     23.2           Consent of Richardson & Company                      129