Form 10-Q
period 2001-03-31
AMERICAN RIVER HOLDINGS
filed 2001-05-14
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended MARCH 31, 2001

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

No par value Common Stock - 2,418,521 shares outstanding at May 09, 2001.

                                  Page 1 of 57
                 The Index to the Exhibits is located at Page 25

                          PART 1-FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS:
                             AMERICAN RIVER HOLDINGS
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except number of shares)                  March 31,  December 31,
                                                           2001         2000
                                                           ----         ----
ASSETS

Cash and due from banks                                  $ 20,542     $ 21,236
Federal funds sold                                          4,320           --
Interest-bearing deposits in banks                          5,442        5,540
Investment securities (market value of $40,277 at
  March 31, 2001 and $48,086 at December 31, 2000)         40,091       48,018
Loans, less allowance for loan losses of $2,548 at
  March 31, 2001 and $2,454 at December 31,
  2000                                                    200,941      200,658
Bank premises and equipment, net                            1,742        1,688
Accounts receivable servicing receivables, less reserve
  for losses of $75 at March 31, 2001 and $71 at
  December 31, 2000                                         3,408        3,180
Accrued interest receivable and other assets                4,230        3,806
                                                         --------     --------
                                                         $280,716     $284,126
                                                         ========     ========

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                   $ 62,188     $ 64,920
  Interest bearing                                        188,344      174,392
                                                         --------     --------
       Total deposits                                     250,532      239,312

Short-term borrowed funds                                      --       15,990
Long-term debt                                              2,073        2,084
Accrued interest payable and other liabilities              2,333        2,327
                                                         --------     --------

       Total liabilities                                  254,938      259,713
                                                         --------     --------

Commitments and contingencies (Note 2)

Shareholders' equity:
   Common stock - no par value; 20,000,000 shares
   authorized; issued and outstanding - 2,418,521
   shares at March 31, 2001 and 2,395,158 at
   December 31, 2000                                       12,489       12,320
   Retained earnings                                       12,900       11,876
   Accumulated other comprehensive income
   (Note 4)                                                   389          217
                                                         --------     --------

       Total shareholders' equity                          25,778       24,413
                                                         --------     --------
                                                         $280,716     $284,126
                                                         ========     ========


See notes to Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(In thousands, except per share data)
For the three month periods ended March 31,
                                                              2001         2000
                                                             -------------------
Interest income:
   Interest and fees on loans                                $5,003       $3,805
   Interest on Federal funds sold                                21           59
   Interest on deposits in banks                                 92           97
   Interest and dividends on investment securities:
      Taxable                                                   533          735
      Exempt from Federal income taxes                          118          111
      Dividends                                                  16           16
                                                             -------------------
         Total interest income                                5,783        4,823
                                                             -------------------
Interest expense:
   Interest on deposits                                       1,990        1,618
   Interest on short-term borrowings                             74           20
   Interest on long-term debt                                    32           33
                                                             -------------------
      Total interest expense                                  2,096        1,671
                                                             -------------------

      Net interest income                                     3,687        3,152

Provision for loan losses                                       194          132
                                                             -------------------
      Net interest income after provision for loan losses     3,493        3,020
                                                             -------------------

Non-interest income                                             579          505
                                                             -------------------

Non-interest expenses:
   Salaries and employee benefits                             1,410        1,187
   Occupancy                                                    199          183
   Furniture and equipment                                      133          104
   Other expense                                                638          615
                                                             -------------------
      Total non-interest expenses                             2,380        2,089
                                                             -------------------

         Income before income taxes                           1,692        1,436

Income taxes                                                    668          546
                                                             -------------------

         Net income                                          $1,024       $  890
                                                             ===================

Basic earnings per share (Note 3)                            $  .42       $  .38
                                                             ===================
Diluted earnings per share (Note 3)                          $  .40       $  .36
                                                             ===================


     See notes to Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except number of shares)

                                                        Common Stock                      Accumulated
                                                    ---------------------                    Other
                                                                             Retained    Comprehensive   Shareholders' Comprehensive
                                                     Shares       Amount     Earnings    (Loss) Income      Equity        Income
                                                    ---------    --------    --------    -------------   ------------  -------------

Balance, January 1, 2000                            2,248,679    $ 10,438    $ 10,467      $   (294)       $ 20,611

Comprehensive income (Note 4):
   Net income                                                                   3,546                         3,546       $  3,546
   Other comprehensive income, net of tax:
      Unrealized gain on available-for-sale
       investment securities                                                                    511             511            511
                                                                                                                          --------

       Total comprehensive income                                                                                         $  4,057
                                                                                                                          ========

Cash dividends                                                                   (535)                         (535)
5% stock dividend                                     113,742       1,596      (1,596)
Fractional shares redeemed                                                         (6)                           (6)
Stock options exercised                                32,737         286                                       286
                                                    ---------    --------    --------      --------        --------

Balance, December 31, 2000                          2,395,158      12,320      11,876           217          24,413

Comprehensive income (Note 4):
   Net income                                                                   1,024                         1,024       $  1,024
   Other comprehensive income, net of tax:
      Unrealized gains on available-for-sale
       investment securities                                                                    172             172            172
                                                                                                                          --------

       Total comprehensive income                                                                                         $  1,196
                                                                                                                          ========

Stock options exercised                                23,363         169                                       169
                                                    ---------    --------    --------      --------        --------

Balance, March 31, 2001                             2,418,521    $ 12,489    $ 12,900      $    389        $ 25,778
                                                    =========    ========    ========      ========        ========

See notes to Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands)
For the three months ended March 31,
                                                                     2001        2000
                                                                   --------    --------

Cash flows from operating activities:
   Net income                                                      $  1,024    $    890
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                      194         132
         Deferred loan origination (costs) fees, net                    (99)         41
         Depreciation and amortization                                  124          89
         Accretion of investment security discounts, net                (29)        (95)
         Provision for accounts receivable servicing asset
            losses                                                        4          --
         Gain on sale of securities                                      --          (5)
         Gain on sale of equipment                                       (2)         (2)
         Increase in accrued interest receivable and
            other assets                                               (552)       (180)
         Increase in accrued interest payable
            and other liabilities                                       318          80
                                                                   --------    --------

               Net cash provided by operating activities                982         950
                                                                   --------    --------

Cash flows from investing activities:
   Proceeds from the sale of available-for-sale
      investment securities                                           1,979           7
   Proceeds from called available-for-sale investment
      securities                                                        650          --
   Proceeds from called held-to-maturity investment
      securities                                                         --         155
   Proceeds from matured available-for-sale investment
      securities                                                      4,000      11,500
   Proceeds from matured held-to-maturity investment
      securities                                                      1,000         750
   Purchases of available-for-sale investment securities                 (3)     (8,291)
   Purchases of held-to-maturity investment securities                   --        (487)
   Proceeds from principal repayments for available-
      for-sale mortgage-related securities                               19          15
   Proceeds from principal repayments for held-to-
      maturity mortgage-related securities                              601         422
   Net decrease (increase) in interest-bearing deposits in banks         98        (349)
   Net increase in loans                                               (397)     (1,222)
   Net increase in accounts receivable servicing
      receivables                                                      (232)       (157)
   Proceeds from the sale of equipment                                    2          10
   Purchases of equipment                                              (149)       (140)
                                                                   --------    --------

               Net cash used in investing activities                  7,568       2,213
                                                                   --------    --------
Cash flows from financing activities:
   Net decrease in demand, interest-bearing and
      savings deposits                                             $ (1,037)   $ (6,757)
   Net increase in time deposits                                     12,257       4,354
   Repayment of Federal Home Loan Bank advance                          (11)        (10)
   Net decrease in short-term borrowings                            (15,990)         --
   Payment of cash dividends                                           (312)       (215)
   Exercise of stock options                                            169          --
                                                                   --------    --------

               Net cash used in financing
                  activities                                         (4,924)     (2,628)
                                                                   --------    --------

               Increase in cash and cash
                  equivalents                                         3,626         535

Cash and cash equivalents at beginning of year                       21,236      19,025
                                                                   --------    --------

Cash and cash equivalents at end of period                         $ 24,862    $ 19,560
                                                                   ========    ========

See notes to Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly American River Holdings' (the "Company's") consolidated financial position at March 31, 2001 and December 31, 2000, the results of operations for the three month periods ended March 31, 2001 and 2000 and cash flows for the three month periods ended March 31, 2001 and 2000.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders. The results of operations for the three month periods ended March 31, 2001 and 2000 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses. On October 25, 2000, the Company consummated a merger with North Coast Bank, National Association. The merger qualified as a tax-free exchange and was accounted for under the pooling-of-interests method of accounting. Information concerning common stock, stock option plans, and per share data has been restated on an equivalent share basis.


2.   COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $50,847,000 and letters of credit of $875,000 at March 31, 2001. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2001.

Approximately $16,577,000 of the loan commitments outstanding at March 31, 2001 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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


3.   EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (2,413,501 shares for the three month period ended March 31, 2001, and 2,362,554 shares for the three month period ended March 31, 2000). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (144,533 shares for the three month period ended March 31, 2001 and 119,591 for the three month period ended March 31, 2000).


4.   COMPREHENSIVE INCOME

Total comprehensive income is reported in addition to net income for all periods presented. Other comprehensive income (loss), net of taxes, was comprised of the unrealized gain (loss) on available-for-sale investment securities for the three months ended March 31, 2001 and 2000 and totaled $172,000 and ($8,000), respectively. Total comprehensive income for the three months ended March 31, 2001 and March 31, 2000 was $1,196,000 and $882,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

     The following is American River Holdings (the "Company") management's discussion and analysis of the significant changes in balance sheet accounts for March 31, 2001 and December 31, 2000 and income and expense accounts for the three-month periods ended March 31, 2001 and 2000. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

     In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the California power crisis, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

     The Company owns 100% of the issued and outstanding common shares of American River Bank. American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

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

     In October 2000, the Company acquired North Coast Bank, National Association ("North Coast Bank"). Under terms of the merger agreement, the Company issued shares of its common stock in exchange for all of North Coast Bank's common stock. The business combination was accounted for on a pooling-of-interests basis, and, as a result, all prior period numbers have been restated to include those of North Coast Bank. North Coast Bank is a national banking association, organized in 1990 with its administrative headquarters in Santa Rosa, California. North Coast Bank operates three full service banking offices within its primary service areas of Sonoma County, in the cities of Healdsburg, Santa Rosa and Windsor. North Coast Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within Sonoma County.


OVERVIEW

     The Company recorded net income of $1,024,000 for the quarter ended March 31, 2001, which was a 15.0% increase over the $890,000 reported for the same period of 2000. Diluted earnings per share for the first quarter of 2001 were $0.40 versus $0.36 for the first quarter of 2000. The return on average equity
(ROAE) and the return on average assets (ROA) for the first quarter of 2001 were 16.77% and 1.50%, respectively, as compared to 17.10% and 1.45%, respectively, for the same period in 2000.

     Total assets of the Company decreased by $3,410,000 (1.2%) from December 31, 2000 to $280,716,000 at March 31, 2001. Net loans totaled $200,941,000, up
$283,000 (0.1%) from the ending balances on December 31, 2000. Deposit balances at March 31, 2001 totaled $250,532,000, up $11,220,000 (4.7%) from December 31,
2000. The deposit growth included $3,000,000 of State of California certificates of deposit placed in American River Bank in the period ending March 31, 2001, and brings the total such balances to $9,000,000.

     The Company ended the first quarter of 2001 with a Tier 1 capital ratio of 11.3% and a total risk-based capital ratio of 12.5% versus 10.6% and 11.7%, respectively, at December 31, 2000.

     Table One below provides a summary of the components of net income for the periods indicated:

TABLE ONE: COMPONENTS OF NET INCOME
--------------------------------------------------------------------------------
                                                          For the three months
                                                             ended March 31
                                                         ---------------------

(In thousands, except percentages)                        2001           2000
                                                          ----           ----

Net interest income*                                    $ 3,731        $ 3,191
Provision for loan losses                                  (194)          (132)
Non-interest income                                         579            505
Non-interest expense                                     (2,380)        (2,089)
Provision for income taxes                                 (668)          (546)
Tax equivalent adjustment                                   (44)           (39)
                                                        -------        -------

Net income                                              $ 1,024        $   890
                                                        =======        =======

--------------------------------------------------------------------------------
Average total assets                                    $ 277.6        $ 246.6
Net income (annualized) as a percentage
   of average total assets                                 1.50%          1.45%

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

     The Company's net interest margin was 5.91% for the three months ended March 31, 2001 and 5.62% for the three months ended March 31, 2000.

     The fully taxable equivalent interest income component increased from $4,862,000 for the three months ended March 31, 2000 to $5,827,000 for the three months ended March 31, 2001, representing a 19.8% increase. The increase in the fully taxable equivalent interest income for the first three months of 2001 compared to the same period in 2000 is broken down by rate (up $162,000) and volume (up $803,000). The rate increase can be attributed to increases implemented by the Company during 2000 in response to actions made by the Federal Reserve Board's (the "FRB") increases in the Federal Funds and Discount rates. The increases have been offset by moves made by the FRB in early 2001, however, fixed rate loans in the existing portfolio and loans that have yet to reprice (adjust) have lessened the effect of the most recent rate drops. In addition, the overall yield on earning assets has increased from 8.57% in the first quarter of 2000 to 9.23% in the first quarter of 2001 as a result of funds being shifted out of lower earning investment securities into higher earning loans. The volume increase was the result of a 12.2% increase in earning assets primarily the result of a concentrated focus on business lending and the effects of a strong local market. Average loan balances were up 27.9% for the three months ended March 31, 2001 as compared to the same quarter in 2000.

     The average balances on interest bearing liabilities were $19,993,000 (11.8%) higher in the first quarter of 2001 versus the same quarter in 2000. The higher balances accounted for $179,000 of the increase in interest expense. Rates paid on interest bearing liabilities increased 52 basis points on a quarter over quarter basis and accounted for $246,000 of the interest expense increase for the three month period. A promotional money market campaign by the Company in 2000 fueled the increase in balances, as well as the rate increase in the money market accounts, as the rate offered was higher than what was being paid to the existing portfolio.

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

TABLE TWO: ANALYSIS OF NET INTEREST MARGIN ON EARNING ASSETS
-------------------------------------------------------------------------------------------------
Three Months Ended March 31,                      2001                          2000
                                      ----------------------------  -----------------------------

(Taxable Equivalent Basis)              Avg                Avg        Avg                 Avg
(In thousands, except percentages)    Balance   Interest Yield (4)  Balance   Interest  Yield (4)
                                      -------   -------- ---------  -------   --------  ---------
ASSETS:
Earning assets
   Loans (1)                         $205,336   $  5,002   9.88%   $160,494   $  3,805   9.54%
   Taxable investment
      securities                       32,981        534   6.57%     47,293        735   6.25%
   Tax-exempt investment
      securities (2)                    9,808        157   6.49%      9,076        146   6.47%
   Corporate stock                        998         21   8.53%        983         20   8.18%
   Federal funds sold                   1,470         21   5.79%      4,103         59   5.78%
   Investments in time deposits         5,498         92   6.79%      6,251         97   6.24%
                                     --------   --------           --------   --------
Total earning assets                  256,091      5,827   9.23%    228,200      4,862   8.57%
                                                --------                      --------
Cash & due from banks                  15,465                        14,181
Other assets                            5,998                         4,247
                                     --------                      --------
                                     $277,554                      $246,628
                                     ========                      ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing liabilities:
   NOW & MMDA                        $ 95,285        816   3.47%   $ 80,008        556   2.79%
   Savings                             12,357         65   2.13%     12,964         75   2.33%
   Time deposits                       75,282      1,109   5.97%     73,363        987   5.41%
   Other borrowings                     6,931        106   6.20%      3,527         53   6.04%
                                     --------   --------           --------   --------
Total interest bearing
   liabilities                        189,855      2,096   4.48%    169,862      1,671   3.96%
                                                --------                      --------
Demand deposits                        59,920                        54,278
Other liabilities                       3,009                         1,560
                                     --------                      --------
Total liabilities                     252,784                       225,700
Shareholders' equity                   24,770                        20,928
                                     --------                      --------
                                     $277,554                      $246,628
                                     ========                      ========
Net interest income & margin (3)                $  3,371   5.91%              $  3,191   5.62%
                                                ========   ====               ========   ====


(1) Loan interest includes loan fees of $149,000 and $78,000 during the three months ending March 31, 2001 and March 31, 2000, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (90 for March 31, 2001 and 91 for March 31, 2000) and annualized to actual days in year (365 for 2001 and 366 for 2000).

TABLE THREE: ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES
--------------------------------------------------------------------------------
(In thousands) Three Months Ended March 31, 2001 over 2000
Increase (decrease) due to change in:

                                                Volume     Rate (4)   Net Change
Interest-earning assets:                        ------     --------   ----------
   Net loans (1)(2)                            $ 1,063     $   134     $ 1,197
   Taxable investment securities                  (222)         21        (201)
   Tax exempt investment securities (3)             12          (1)         11
   Corporate stock                                   0           1           1
   Federal funds sold                              (38)         (0)        (38)
   Investment in time deposits                     (12)          7          (5)
                                               -------     -------     -------
      Total                                        803         162         965
                                               -------     -------     -------

Interest-bearing liabilities:
   Demand deposits                                 106         154         260
   Savings deposits                                 (4)         (6)        (10)
   Time deposits                                    26          96         122
   Other borrowings                                 51           2          53
                                               -------     -------     -------
      Total                                        179         246         425
                                               -------     -------     -------
Interest differential                          $   624     $   (84)    $   540
                                               =======     =======     =======

--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $149,000 and $78,000 during the three months ending March 31, 2001 and March 31, 2000, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.


PROVISION FOR LOAN & LEASE LOSSES

     The Company provided $194,000 for loan and lease losses for the first quarter of 2001 as compared to $132,000 for the first quarter of 2000. Net loan and lease charge-offs for the three months ended March 31, 2001 were $100,000 or
 .05% of average loans and leases as compared to a net recovery of $7,000 for the three months ended March 31, 2000. The increase in the provision during 2001 as compared to 2000 was primarily related to the growth in the loan and lease portfolio.


NONINTEREST INCOME

     Noninterest income was up $74,000 (14.7%) to $579,000 for the three months ended March 31, 2001 as compared to $505,000 for the three months ended March 31, 2000. The increase in noninterest income for the quarter can be attributed to an increase in accounts receivable servicing (up $89,000 or 44.8%) and revenue of $84,000 from First Source Capital, compared to $37,000 in the first quarter of 2000, an increase of 127.0%. The increase in accounts receivable servicing was a result of adding new clients to the program and increasing average accounts receivable balances outstanding from $2,207,000 in the first three months of 2000 to $3,353,000 (51.9%) in the first three months of 2001. First Source Capital has shown steady growth in revenue since its inception in July of 1999.

NONINTEREST EXPENSE

     Noninterest expenses increased $291,000 (13.9%) to a total of $2,380,000 in the first quarter of 2001 versus the $2,089,000 recorded in the first quarter of 2000. Salary and employee benefits increased $223,000 (18.8%). Base salaries increased $208,000, resulting from normal cost of living raises (roughly 3% or $25,000), salaries paid to the new employees at the new Real Estate Division of North Coast Bank ($41,000) and staffing additions ($72,000) made during the year as the Company continues to grow and service the new technology implemented during the year. The remainder of the increase represents market adjustments made to key employees as a way of retaining their services during a tight labor market. Benefit costs increased commensurate with the salaries. On a quarter over quarter basis, occupancy and fixed asset expenses were higher by $45,000 (15.7%). Premises rent payments increased $25,000 or 18.2% during the year reflecting annual rent adjustments under the lease agreements, as well as the new lease for the building occupied by the Company's corporate office and one of American River Bank's branch offices. The new lease added additional space as well as highly visible signage. Fixed asset expense was $133,000 in 2001 compared to $104,000 in 2000, representing a 27.9% increase. This increase relates to technology upgrades made over the past twelve months including the purchase of a new telephone system, unified messaging, a rebuilding of the network utilizing thin client technology and an internet based online banking system.

     Other expenses for the first quarter of 2001 were $638,000 for an increase of $23,000 (3.7%) over the prior year quarter. The overhead efficiency ratios (fully tax equivalent) for the 2001 and 2000 first quarters were 55.2% and 56.5%, respectively.


PROVISION FOR INCOME TAXES

     The effective tax rate for the first quarter of 2001 was 39.5% versus 38.0% for the first quarter of 2000. The effective tax rate has increased as a result of increases in taxable income growing faster than the benefits of investments made in tax-qualified municipal bonds.


BALANCE SHEET ANALYSIS

     The Company's total assets were $280,716,000 at March 31, 2001 as compared to $284,126,000 at December 31, 2000, representing a decrease of 1.2%. The average balances of total assets for the three months ended March 31, 2001 was $277,554,000 which represents an increase of $30,926,000 or 12.5% over the $246,628,000 during the three month period ended March 31, 2000.


LOANS

     The Company concentrates its lending activities in six principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) residential real estate; 5) agriculture and 6) consumer loans. Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years. At March 31, 2001, these six categories accounted for approximately 25%, 49%, 15%, 3%, 5% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 27%, 48%, 13%, 4%, 5% and 3% at December 31, 2000. Continuing strong economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in loan balances for commercial real estate ($1,912,000 or 2.0%) and real estate construction ($3,461,000 or 12.7%), and decreases in commercial ($2,894,000 or 5.4%), residential real estate ($1,504,000 or 18.6%), agriculture ($261,000 or 2.4%) and consumer ($436,000 or 6.8%). Table Four below summarizes the composition of the loan portfolio as of March 31, 2001 and December 31, 2000.

TABLE FOUR: LOAN AND LEASE PORTFOLIO COMPOSITION
-------------------------------------------------------------------------------
                                                   March 31,       December 31,
                                                   ---------       ------------
(In thousands)                                        2001             2000
-------------------------------------------------------------------------------
Commercial                                         $  49,305         $  52,726
Real estate:
   Commercial                                         99,302            97,390
   Construction                                       30,643            27,182
   Residential                                         6,581             8,085
Lease financing receivable                             1,677             1,150
Agriculture                                           10,503            10,764
Consumer                                               5,977             6,413
-------------------------------------------------------------------------------
Total loans                                          203,988           203,710
Allowance for loan and
   Lease losses                                       (2,548)           (2,454)
Deferred loan and lease fees                            (499)             (598)
-------------------------------------------------------------------------------
Total net loans                                    $ 200,941         $ 200,658
===============================================================================

     The majority of the Company's loans are direct loans made to individuals and local businesses. The Company relies substantially on local promotional activity, and personal contacts by bank officers, directors and employees to compete with other financial institutions. The Company makes loans to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment.

     Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally composed of commitments to customers within the Company's service area for construction of both commercial properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 80%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans with SBA or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, American River Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing.


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

     Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank's business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base. North Coast Bank's business is focused on Sonoma County. Special emphasis is placed within the three communities in which North Coast Bank has offices, (Santa Rosa, Windsor, and Healdsburg). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction.

     The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

     In management's judgment, a concentration exists in real estate loans which represented approximately 66.9% of the Company's loan and lease portfolio at March 31, 2001. Although management believes the concentration to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectibility of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

     Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Five below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2001 and December 31, 2000.

TABLE FIVE: NON-PERFORMING LOANS
--------------------------------------------------------------------------------
                                                        March 31,   December 31,
                                                        ---------   ------------
(In thousands)                                             2001         2000
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                            $  259        $   --
   Real estate                                               --            --
   Consumer and other                                        --            --
--------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                                28           225
   Real estate                                              449           449
   Consumer and other                                        --            --
--------------------------------------------------------------------------------
Total non-performing loans                               $  736        $  674
================================================================================

     At March 31, 2001, non-performing loans and leases were 0.36% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $736,000 at March 31, 2001 and $674,000 at December 31, 2000. The recorded investment in troubled debt restructurings as of March 31, 2001 was

$191,000. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2001 or December 31, 2000. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2001, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms, except that, subsequent to March 31, 2001, a collateralized loan to a commercial borrower with a book balance of $700,000 was placed on non-performing and doubtful status. Although the Company expects some loss, the precise amount cannot yet be determined. Management does not currently believe such loss will have a material adverse impact on the Company's results of operations and is actively pursuing all appropriate means of collection.


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

     Management reserves 2% of credit exposures graded "Special Mention", 15% of credits classified "Substandard" and 50% of credits classified "Doubtful". These reserve factors may be adjusted for significant commercial and real estate loans that are individually evaluated by management for specific risk of loss. In addition, reserve factors ranging from 0.375% to 3.00% are assigned to currently performing loans. These factors are assigned based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, historical losses experienced by peer banks. Management also computes specific and expected loss reserves for loan commitments to provide for risks of loss inherent in the loan extension process. Finally, a residual component is maintained to cover uncertainties that could affect management's estimate of probable losses. This residual component of the allowance reflects a margin of imprecision inherent in the underlying assumptions used to estimate losses in specifically graded loans and expected losses in the performing portfolio.

     The Loan Committees of each Subsidiary Bank review the adequacy of the allowance for loan and lease losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the loan committees and management, changes are warranted.

     The allowance for loan and lease losses totaled $2,548,000 or 1.25% of total loans at March 31, 2001 and $2,454,000 or 1.21% at December 31, 2000. During the first quarter of 2000, $41,000 was transferred out of the allowance for loan and lease losses account into a separate valuation reserve for the accounts receivable servicing receivables. Net charge-offs to average loans and leases were 0.05% for the quarter.

     Table Six below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

TABLE SIX: ALLOWANCE FOR LOAN AND LEASE LOSSES
--------------------------------------------------------------------------------
(In thousands, except for percentages)                      Three Months
                                                                Ended
                                                              March 31,
                                                          ------------------
                                                          2001          2000
--------------------------------------------------------------------------------

Average loans and leases outstanding                   $ 205,336     $ 160,494
--------------------------------------------------------------------------------
Allowance for possible loan and lease losses at
beginning of period                                    $   2,454     $   2,062

Loans charged off:
   Commercial                                               (100)           (7)
   Real estate                                                --            --
   Installment                                                --            --
--------------------------------------------------------------------------------
Total                                                       (100)           (7)
--------------------------------------------------------------------------------
Recoveries of loans previously
   charged off:
   Commercial                                                 --            24
   Real estate                                                --            --
   Consumer                                                   --            --
--------------------------------------------------------------------------------
Total                                                         --            24
--------------------------------------------------------------------------------
Net loans (charged off) recovered                           (100)           17
Amount transferred for accounts
   receivable servicing valuation reserve                     --           (41)
Additions to allowance charged
   To operating expenses                                     194           132
--------------------------------------------------------------------------------
Allowance for possible loan
   losses at end of period                             $   2,548     $   2,170
--------------------------------------------------------------------------------
Ratio of net charge-offs to average
   loans outstanding                                         .05%         -.01%
Provision of allowance for possible
   loan losses to average loans
   outstanding                                               .09%          .08%
Allowance for possible loan losses to loans net of
   deferred fees at end of period                           1.25%         1.35%


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


OTHER REAL ESTATE

     At March 31, 2001 and December 31, 2000, the Company did not have any other real estate ("ORE") properties.

DEPOSITS

     At March 31, 2001, total deposits were $250,532,000 representing an increase of $11,220,000 (4.7%) over the December 31, 2000 balance of $239,312,000. State of California (the "State") certificates of deposit accounted for $3,000,000 of the deposit growth. Total deposits of the State were $9,000,000 at March 31, 2001 as compared to $6,000,000 at December 31, 2000. The remainder of the increase in total deposits is attributable to growth in noninterest-bearing demand and increased balances in interest-bearing money market accounts as a result of a promotional account.


CAPITAL RESOURCES

     The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

     In May of 1997, the board of directors of the Company authorized a stock repurchase plan. The Company acquired 77,000 shares of its common stock during 1999, 60,000 in 1998 and 25,000 in 1997. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares in connection with stock option plans and in conjunction with annual distributions of a five percent common stock dividend. As a result of the acquisition of North Coast Bank during 2000, which was accounted for as a pooling of interests, the Company was required to discontinue the repurchase of its common stock, therefore, no shares were repurchased in 2001 or 2000.

     The Company and the Subsidiary Banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the FDIC and the OCC, which require maintenance of certain levels of capital. At March 31, 2001, shareholders' equity was $25,778,000, representing an increase of $1,365,000 (5.6%) from $24,413,000 at December 31, 2000. The ratio of total risk-based capital to risk adjusted assets was 11.3% at March 31, 2001 compared to 10.6% at December 31, 2000. Tier 1 risk-based capital to risk-adjusted assets was 11.3% at March 31, 2001 and 10.6% at December 31, 2000.

     Table Seven below lists the Company's actual capital ratios at March 31, 2001 and December 31, 2000 as well as the well-capitalized ratios required under regulatory definitions of capital adequacy.

TABLE SEVEN: CAPITAL RATIOS
--------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets            At March 31,   At December 31,      Well-Capitalized
                                               2001            2000         Regulatory Requirement
--------------------------------------------------------------------------------------------------
Leverage ratio                                  9.1%            8.7%                 5.00%

Tier 1 Risk-Based Capital                      11.3%           10.6%                 6.00%

Total Risk-Based Capital                       12.5%           11.7%                10.00%

     Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All ratios are in excess of the regulatory definition of "well capitalized" at March 31, 2001 and December 31, 2000.


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

     Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from balances as of the date indicated.

     Table Eight below summarizes the effect on net interest income (NII) of a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

TABLE EIGHT: INTEREST RATE RISK SIMULATION OF NET INTEREST AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------
(In thousands)                               $ Change in NII   $ Change in NII
                                               from Current      from Current
                                             12 Month Horizon  12 Month Horizon
                                              March 31, 2001   December 31, 2000
                                             ----------------  -----------------
    Variation from a constant rate scenario
       +200bp                                    $  609             $  297
       -200bp                                    $ (557)            $ (264)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.


INFLATION

     The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ending March 31, 2001 and 2000.

LIQUIDITY

     Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at March 31, 2001 and December 31, 2000 were approximately $50,847,000 and $875,000 and $51,201,000 and $575,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

     The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On March 31, 2001, consolidated liquid assets totaled $36.2 million or 12.9% of total assets compared to $38.8 million or 13.6% of total assets on December 31, 2000. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with correspondent banks. At March 31, 2001, the Company had $17,000,000 available under these credit lines. Additionally, the Subsidiary Banks are members of the Federal Home Loan Bank (the "FHLB"). At March 31, 2001, the Subsidiary Banks could have arranged for up to $5,856,000 in secured borrowings from the FHLB. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

     Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing through the first quarter of 2001, much of the investment portfolio has experienced significant price appreciation, which has resulted in unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank and North Coast Bank can also pledge securities to borrow from the Federal Reserve Bank and the FHLB. The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends from its subsidiaries to service its commitments. The Company expects that the cash dividends paid by the subsidiaries to the Company will be sufficient to meet this payment schedule.


OFF-BALANCE SHEET ITEMS

     The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2001 and December 31, 2000, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $51,722,000 and $52,076,000 at March 31, 2001 and December 31, 2000,
respectively. As a percentage of net loans these off-balance sheet items represent 25.7% and 25.5%, respectively.


ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activity, which was subsequently amended in June 1999 by SFAS 137 and in June 2000 by SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 137 deferred the required adoption date to fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 138 addresses certain issues causing difficulties in implementing SFAS 133. The Company adopted these statements on January 1, 2001 and, in management's opinion, the implementation of these pronouncements is not expected to have a material effect on the future consolidated financial statements.

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

     The FASB released for comment on February 14, 2001, a revised proposal for the elimination of "pooling of interests" accounting. The FASB indicated that it would accept comments through March 16, 2001. As proposed, it is currently anticipated that the FASB will issue a final statement in June 2001, which would likely require, among other matters, that all mergers initiated after the issuance of the final statement be accounted for as "purchase" transactions. As proposed, a merger or business combination would be considered initiated if the major terms of the transaction, including the exchange or conversion ratio, are publicly announced or otherwise disclosed to shareholders of the combining companies. The revised proposal contemplates that goodwill will not be amortized to earnings as originally proposed. Instead, goodwill would be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value, based on standards to be specified in the final statement. The effect of the proposal upon bank mergers is uncertain, however, the goodwill in a purchase accounting transaction may not be included in the calculation of regulatory capital requirements and some investment bankers have expressed the view that the elimination of "pooling of interests" accounting will result in lower merger premiums for sellers with the possibility of fewer transactions occurring after the effective date of the final statement.


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

Item 5.  Other Information.

               None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

         Exhibit
         Number                        Document Description
         ------                        --------------------

            (2.1) Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex
                    A).**

            (3.1) Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000 filed with the Commission on April 2, 2001.

            (3.2)   Bylaws, as amended.

            (4.1)   Specimen of the Registrant's common stock certificate.**

           (10.1) Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California.**

           (10.2) Lease agreement and addendum between American River Bank and Bradshaw Plaza Group each dated January 31, 2000, related to 9750 Business Park Drive, Sacramento, California.**

           (10.3) Lease agreement between American River Bank and Marjorie G. Taylor dated April 5, 1984, and addendum dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California.**

           (10.4) Lease agreement between American River Bank and Sandalwood Land Company dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California.**

           (10.5) Lease agreement between American River Holdings and Union Bank of California dated June 29, 1999, related to 1540 River Park Drive, Suite 108, Sacramento, California.**

          *(10.6)   American River Holdings 1995 Stock Option Plan.**

          *(10.7) Form of Nonqualified Stock Option Agreement under the 1995 Stock Option Plan.**

          *(10.8) Form of Incentive Stock Option Agreement under the 1995 Stock Option Plan.**

          *(10.9) American River Bank 401(k) Plan and amendment no. 1 dated April 1, 1998.**

         *(10.10) American River Holdings Stock Option Gross-Up Plan and Agreement, as amended, dated May 20, 1998.**

         *(10.11) American River Bank Deferred Compensation Plan dated May 1, 1998.**

         *(10.12)   American River Bank Deferred Fee Plan dated April 1, 1998.**

         *(10.16) American River Bank Employee Severance Policy dated March 18, 1998.**

         *(10.17)   American River Bank Employee Stock Purchase Plan.**

         *(10.18) Employment agreement with David T. Taber dated August 16, 2000, incorporated by reference from Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed with the Commission on November 14, 2000.

         *(10.19) Employment agreement with William L. Young dated August 16, 2000, incorporated by reference from Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed with the Commission on November 14, 2000.

         *(10.20) American River Holdings Incentive Compensation Plan for the Year Ended December 31, 2000, incorporated by reference from
                    Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed with the Commission on November 14, 2000.

         (10.21) Amendment No. 1 dated March 1, 2001 to the lease agreement between American River Holdings and Union Bank of California dated June 29, 1999, related to 1540 River Park Drive, Suite 108 and Suite 106, Sacramento, California, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, filed with the Commission on April 2, 2001.

         *(10.22) First Amendment dated December 20, 2000 to the American River Bank Deferred Compensation Plan dated May 1, 1998, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, filed with the Commission on April 2, 2001.

         (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. and First Source Capital.

         *Denotes management contracts, compensatory plans or arrangements.

         **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

(b)  Reports on Form 8-K

          On January 22, 2001, the Company filed a Report on Form 8-K announcing its financial results for the year 2000, as well as for the fourth quarter ending December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN RIVER HOLDINGS

May 9, 2001                         BY: /s/ MITCHELL A. DERENZO
-----------                         ---------------------------

                                    Mitchell A. Derenzo

                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number               Description                                   Page
--------------------------------------------------------------------------------

         3.2             Bylaws, as amended                                26-57

                                                                     EXHIBIT 3.2



                             AMERICAN RIVER HOLDINGS

                             SECRETARY'S CERTIFICATE



1. The undersigned hereby certifies that she is the duly appointed Secretary of American River Holdings and is serving in that capacity in accordance with the Bylaws of the association.

2.   The undersigned further certifies that the attached amended Section 2.2 and
     2.12 of Article II of bylaws of American River Holdings have been duly adopted and are in full force.






Date:  January 17, 2001            /s/ MARJORIE G. TAYLOR
                                   ----------------------

                                   Marjorie G. Taylor
                                   Secretary, American River Holdings

     Article II of the Bylaws of American River Holdings is amended as follows:

         1. The title of Section 2.2 of Article II is hereby revised to read "Annual Meetings; Shareholder Proposals."

         2. The following new paragraph is added at the end of Section 2.2:

         "Notice of proposals which shareholders intend to present at any annual meeting of shareholders and wish to be included in the proxy statement of management of the corporation distributed in connection with such annual meeting must be received at the principal executive offices of the corporation not less than 120 days prior to the date on which, during the previous year, management's proxy statement for the previous year's annual meeting was first distributed to shareholders. Any such proposal, and the proponent shareholder, must comply with the eligibility requirements set forth in Rule 14a-8 of the Securities and Exchange Commission."

         3. The following new sentences are added at the end of Section 2.12:

         "The proxy solicited by management for any annual meeting of shareholders shall confer discretionary authority upon management's proxy holders to vote with respect to any shareholder proposal offered at such meeting, the proponent of which has not notified the corporation, within the time period specified by Section 4 of these Bylaws, of his or her intention to present such proposal at the annual meeting. Specific reference to such voting authority shall be made in management's proxy statement for each annual meeting."