Form 10-Q
period 2001-06-30
AMERICAN RIVER HOLDINGS
filed 2001-08-14
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended    June 30, 2001
                                            -------------

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


                                 (916) 565-6100
                                 --------------
                         (Registrant's telephone number,
                              including area code)

                                 not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

No par value Common Stock - 2,418,738 shares outstanding at August 13, 2001.


                                  Page 1 of 30
                 The Index to the Exhibits is located at Page 29

                          PART 1-FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS:
                             AMERICAN RIVER HOLDINGS
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except number of shares)                                June 30,     December 31,
                                                                         2001          2000
                                                                      -----------   -----------
ASSETS
Cash and due from banks                                               $    19,171   $    21,236
Federal funds sold                                                          3,350
Interest-bearing deposits in banks                                          5,345         5,540
 Investment securities (market value of $38,602
     at June 30, 2001 and $48,086 at December 31, 2000)                    38,427        48,018
Loans, less allowance for loan losses of $2,532 at
     June 30, 2001 and $2,454 at December 31, 2000                        197,139       200,658
Bank premises and equipment, net                                            1,970         1,688
Accounts receivable servicing receivables, net                              3,779         3,180
Accrued interest receivable and other assets                                3,832         3,806
                                                                      -----------   -----------
                                                                      $   273,013   $   284,126
                                                                      ===========   ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
      Non-interest bearing                                            $    61,745   $    64,920
      Interest bearing                                                    181,431       174,392
                                                                      -----------   -----------
             Total deposits                                               243,176       239,312

Short-term borrowed funds                                                                15,990
Long-term debt                                                              2,062         2,084
Accrued interest payable and other liabilities                              1,434         2,327
                                                                      -----------   -----------

             Total liabilities                                            246,672       259,713
                                                                      -----------   -----------

Commitments and contingencies (Note 2)

Shareholders' equity:
     Common stock - no par value; 20,000,000 shares
     authorized; issued and outstanding - 2,418,519
     shares at June 30, 2001 and 2,395,158 shares
     at December 31, 2000                                                  12,490        12,320
Retained earnings                                                          13,473        11,876
Accumulated other comprehensive income (Note 4)                               378           217
                                                                      -----------   -----------

            Total shareholders' equity                                     26,341        24,413
                                                                      -----------   -----------
                                                                      $   273,013   $   284,126
                                                                      ===========   ===========

See notes to Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(In thousands, except per share data)
For the periods ended June 30,                                      Three months               Six months
                                                               -----------------------   -----------------------
                                                                  2001         2000         2001         2000
                                                               ----------   ----------   ----------   ----------
Interest income:
     Interest and fees on loans                                $    4,590   $    4,112   $    9,592   $    7,917
     Interest on Federal funds sold                                    42           44           63          103
     Interest on deposits in banks                                     90          102          182          199
     Interest and dividends on investment securities:
         Taxable                                                      452          685          986        1,420
         Exempt from Federal income taxes                             117          118          235          229
         Dividends                                                     26           17           42           33
                                                               ----------   ----------   ----------   ----------
            Total interest income                                   5,317        5,078       11,100        9,901
                                                               ----------   ----------   ----------   ----------
Interest expense:
     Interest on deposits                                           1,634        1,667        3,624        3,285
     Interest on short-term borrowings                                 22           89           96          110
     Interest on long-term debt                                        32           33           64           65
                                                               ----------   ----------   ----------   ----------
         Total interest expense                                     1,688        1,789        3,784        3,460
                                                               ----------   ----------   ----------   ----------

         Net interest income                                        3,629        3,289        7,316        6,441

Provision for loan losses                                             187          146          381          278
                                                               ----------   ----------   ----------   ----------
         Net interest income after provision for loan losses        3,442        3,143        6,935        6,163
                                                               ----------   ----------   ----------   ----------

Non-interest income                                                   556          572        1,135        1,077
                                                               ----------   ----------   ----------   ----------

Non-interest expenses:
     Salaries and employee benefits                                 1,421        1,197        2,831        2,384
     Occupancy                                                        202          185          401          368
     Furniture and equipment                                          138          119          271          223
     Merger expenses                                                   --          228           --          248
     Other expense                                                    739          588        1,377        1,183
                                                               ----------   ----------   ----------   ----------

         Total non-interest expenses                                2,500        2,317        4,880        4,406
                                                               ----------   ----------   ----------   ----------

              Income before income taxes                            1,498        1,398        3,190        2,834

Income taxes                                                          597          541        1,265        1,087
                                                               ----------   ----------   ----------   ----------


              Net income                                       $      901   $      857   $    1,925   $    1,747
                                                               ==========   ==========   ==========   ==========

Basic earnings per share (Note 3)                              $      .37   $      .36   $     0.80   $     0.70
                                                               ==========   ==========   ==========   ==========

Diluted earnings per share (Note 3)                            $      .35   $      .35   $     0.75   $     0.70
                                                               ==========   ==========   ==========   ==========

Cash dividends per share of issued and
     outstanding common stock                                  $      .14   $      .13   $      .14   $      .13
                                                               ==========   ==========   ==========   ==========

                 See notes to Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except number of shares)

                                                                                        Accumulated
                                                       Common Stock                       Other
                                                   ---------------------    Retained   Comprehensive Shareholders' Comprehensive
                                                    Shares       Amount     Earnings   Income (Loss)    Equity        Income
                                                   ---------   ---------   ---------   ------------   ---------      --------
Balance, January 1, 2000                           2,248,679   $  10,438   $  10,467    $    (294)    $  20,611

Comprehensive income (Note 4):
   Net income                                                                  3,546                      3,546      $  3,546
   Other comprehensive income, net of tax:
         Unrealized gain on available-for-sale
            investment securities                                                             511           511           511
                                                                                                                     --------
            Total comprehensive income                                                                               $  4,057
                                                                                                                     ========
Cash dividends                                                                  (535)                      (535)
5% stock dividend                                    113,742       1,596      (1,596)
Fractional shares redeemed                                                        (6)                        (6)
Stock options exercised                               32,737         686                                    286
                                                   ---------   ---------   ---------    ---------     ---------

Balance, December 31, 2000                         2,395,158      12,320      11,876          217        24,413

Comprehensive income (Note 4):
   Net income                                                                  1,925                      1,925      $  1,925
   Other comprehensive income, net of tax:
         Unrealized gains on available-for-sale
            invesement securities                                                             161           161           161
                                                                                                                     --------
            Total comprehensive income                                                                               $  2,086
                                                                                                                     ========
Cash dividends                                                                  (328)                      (328)
Fractional shares redeemed                                (2)
Stock options exercised                               23,363         170                                    170
                                                   ---------   ---------   ---------    ---------     ---------

Balance, June 30, 2001                             2,418,519   $  12,490   $  13,473    $     378     $  26,341
                                                   =========   =========   =========    =========     =========

See notes to Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)
For the six months ended June 30,

                                                                       2001        2000
                                                                     --------    --------
Cash flows from operating activities:
  Net income                                                         $  1,925    $  1,747
  Adjustments to reconcile net income to net cash
      provided by operating activities:
           Provision for loan losses                                      381         278
           Deferred loan origination (costs) fees, net                   (200)         89
           Depreciation and amortization                                  221         185
           Accretion of investment security premiums, net                 (38)       (154)
           Provision for accounts receivable servicing
                asset                                                       8          --
           Gain on sale of securities                                      --          (6)
           Gain on sale of equipment                                       --          --
           Increase in accrued interest receivable and
                other assets                                             (158)       (797)
           (Decrease) increase in accrued interest payable
                and other liabilities                                    (908)        190
                                                                     --------    --------

                      Net cash provided by operating activities         1,231       1,532
                                                                     --------    --------

Cash flows from investing activities:
     Proceeds from the sale of available-for-sale
        investment securities                                           1,979           8
     Proceeds from the redemption of Federal Home
        Loan Bank stock                                                    --         554
     Proceeds from called held-to-maturity investment
        securities                                                      1,250         155
     Proceeds from matured available-for-sale investment
        securities                                                      4,500      15,000
     Proceeds from matured held-to-maturity investment
        securities                                                      1,000       1,000
     Purchases of available-for-sale investment securities               (269)     (8,473)
     Purchases of held-to-maturity investment securities                   --        (487)
     Proceeds from principal repayments for available-
        for-sale mortgage-related securities                               45          31
     Proceeds from principal repayments for held-to-
        maturity mortgage-related securities                            1,395         858
     Net decrease (increase) in interest-bearing deposits in banks        195        (111)
     Net decrease (increase) in loans                                   3,342     (17,202)
     Net increase in accounts receivable servicing
        receivables                                                      (607)       (623)
     Purchases of equipment                                              (486)       (323)
                                                                     --------    --------

               Net cash provided by (used in)
               investing activities                                    12,344      (9,613)
                                                                     --------    --------


                                                                       2001        2000
                                                                     --------    --------
  Cash flows from financing activities:
     Net (decrease) increase in demand, interest-bearing and
         savings deposits                                            $ (9,013)   $  2,161
     Net increase in time deposits                                     12,877       4,601
     Repayment of Federal Home Loan Bank advance                          (22)        (20)
     Net (decrease) increase in short-term borrowings                 (15,990)      4,250
     Payment of cash dividends                                           (312)       (215)
     Cash paid for fractional shares                                       --          --
     Exercise of stock options                                            170         125
                                                                     --------    --------

               Net cash (used in) provided by financing
                    activities                                        (12,290)     10,902
                                                                     --------    --------

               Increase in cash and cash
                    equivalents                                         1,285       2,821

Cash and cash equivalents at beginning of period                       21,236      19,025
                                                                     --------    --------

Cash and cash equivalents at end of period                           $ 22,521    $ 21,846
                                                                     ========    ========

                 See notes to Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2001 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly American River Holdings (the "Company's") consolidated financial position at June 30, 2001 and December 31, 2000, the results of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2001 and 2000 may not necessarily be indicative of the operating results for the full year.

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

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $49,542,000 and letters of credit of $1,820,000 at June 30, 2001. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2001.

Approximately $10,777,000 of loan commitments outstanding at June 30, 2001 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (2,418,520 and 2,416,024 shares for the three and six month periods ended June 30, 2001, and 2,370,233 and 2,366,394 shares for the three and six month periods ended June 30, 2000). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (147,945 and 146,248 shares for the three and six month periods ended June 30, 2001 and 111,217 and 115,404 shares for the three and six month periods ended June 30, 2000).

4. COMPREHENSIVE INCOME

Total comprehensive income is reported in addition to net income for all periods presented. Total comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gain (loss) on available-for-sale investment securities for the three and six month periods ended June 30, 2001 which totaled ($11,000) and $161,000, respectively, and for the three and six month periods ended June 30, 2000, totaled $20,000 and $13,000, respectively. Total comprehensive income for the three and six month periods ended June 30, 2001, totaled $890,000 and $2,086,000, respectively, and for the three and six month periods ended June 30, 2000, totaled $877,000 and $1,760,000, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

         The following is American River Holdings (the "Company") management's discussion and analysis of the significant changes in balance sheet accounts for June 30, 2001 and December 31, 2000 and income and expense accounts for the three and six-month periods ended June 30, 2001 and 2000. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

         The Company owns 100% of the issued and outstanding common shares of American River Bank. American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983. American River Bank operates four full service offices within its primary service areas of Sacramento and Placer Counties. American River Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within those counties. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

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

         In October 2000, the Company acquired North Coast Bank, National Association ("North Coast Bank"). Under terms of the merger agreement, the Company issued shares of its common stock in exchange for all of North Coast Bank's common stock. The business combination was accounted for on a pooling-of-interests basis, and, as a result, all prior period numbers have been restated to include those of North Coast Bank. North Coast Bank is a national banking association, organized in 1990, with its administrative headquarters in Santa Rosa, California. North Coast Bank operates three full service banking offices within its primary service areas of Sonoma County, in the cities of Healdsburg, Santa Rosa and Windsor. North Coast Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within Sonoma County.

Overview

         The Company recorded net income of $901,000 for the quarter ended June 30, 2001, which was a 5.1% increase over the $857,000 reported for the same period of 2000. Diluted earnings per share for the second quarter of 2001 were $0.35 identical to the $0.35 recorded in the second quarter of 2000. The return on average equity (ROAE) and the return on average assets (ROA) for the second quarter of 2001 were 13.89% and 1.31%, respectively, as compared to 15.72% and 1.38%, respectively, for the same period in 2000.

         Net income for the six months ended June 30, 2001 and 2000 was $1,925,000 and $1,747,000, respectively, with diluted earnings per share of $.75 and $.70, respectively. For the first six months of 2001, ROE was 15.28% and ROA was 1.40% as compared to 16.42% and 1.41% for the same period in 2000. The net income for the six months ended June 30, 2000 includes after-tax merger related expenses of $150,000. There were no merger related expenses for the six months ended June 30, 2001.

         Total assets of the Company decreased by $11,113,000 (3.9%) from December 31, 2000 to $273,013,000 at June 30, 2001. Net loans totaled $197,139,000, down $3,519,000 (1.75%) from the ending balances on December 31, 2000. Deposit balances at June 30, 2001 totaled $243,176,000, up $3,864,000
(1.6%) from December 31, 2000. The deposit growth included $3,000,000 of State of California certificates of deposit placed in American River Bank in the period ending June 30, 2001, and brings the total of such balances to $9,000,000.

         The Company ended the second quarter of 2001 with a Tier 1 capital ratio of 11.4% and a total risk-based capital ratio of 12.5% versus 10.6% and 11.7%, respectively, at December 31, 2000.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
------------------------------------------------------------------------------------------------------
                                                          For the three              For the six
                                                           months ended              months ended
                                                             June 30,                  June 30,
                                                     -----------------------   -----------------------

(In thousands, except percentages)                      2001         2000         2001         2000
                                                     ----------   ----------   ----------   ----------
Net interest income*                                 $    3,663   $    3,327   $    7,394   $    6,519
Provision for loan losses                                  (187)        (146)        (381)        (278)
Non-interest income                                         556          572        1,135        1,077
Non-interest expense (includes merger expenses
     of $228 and $248 for the three
     and six months ended June 30, 2000)                 (2,500)      (2,317)      (4,880)      (4,406)
Provision for income taxes                                 (597)        (541)      (1,265)      (1,087)
Tax equivalent adjustment                                   (34)         (38)         (78)         (78)
                                                     ----------   ----------   ----------   ----------

Net income                                           $      901   $      857   $    1,925   $    1,747
                                                     ==========   ==========   ==========   ==========

------------------------------------------------------------------------------------------------------
Average total assets                                 $    275.5   $    250.2   $    276.5   $    248.4
Net income (annualized) as a percentage
  of average total assets                                  1.31%        1.38%        1.40%        1.41%
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

         The Company's net interest margin was 5.84% for the three months ended June 30, 2001, 5.84% for the three months ended June 30, 2000, 5.87% for the six months ended June 30, 2001 and 5.74% for the six months ended June 30, 2000.

         The fully taxable equivalent interest income component for the second quarter of 2001 increased $235,000 (4.6%) to $5,351,000 compared to $5,116,000 for the three months ended June 30, 2000. Total fully taxable equivalent interest income for the six months ended June 30, 2001 increased $1,199,000 (12.0%) to $11,178,000 compared to $9,979,000 for the six months ended June 30, 2000. The increase in the fully taxable equivalent interest income for the second quarter of 2001 compared to the same period in 2000 results from increases in volume (up $675,000) and decreases in rate (down $440,000). The volume increase was the result of a 9.7% increase in earning assets primarily the result of a concentrated focus on business lending and the effects of a strong local market. Average loan balances were up 22.0% for the three months ended June 30, 2001 as compared to the same quarter in 2000. The rate decrease can be attributed to decreases implemented by the Company during 2001 in response to the Federal Reserve Board's (the "FRB") decreases in the Federal Funds and Discount rates. During the quarter there were three such rate decreases by the FRB resulting in a 125 basis point drop in the prime rate, which contributed to the drop in the yield in average earning assets from 8.97% for the second quarter of 2000 to 8.62% for the same period in 2001. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2001 over the same period in 2000 resulted from increases in volume (up $1,500,000) and decreases in rate (down $301,000). Average earning assets increased 11.1% during the first six months of 2001 as compared to the same period in 2000. Average loan balances increased $40,989,000 (25.1%) during that same period, however, average investments and fed funds balances dropped a combined $15,560,000 (31.4%). The effect of this transferring of lower earning assets (investments and fed funds) into higher yielding loans increased the average yield on earning assets from 8.78% in the 2000 period to 8.88% in 2001. However, this increase in the yield on average earning assets was offset by the FRB's six rate decreases for a total of 275 basis points during the first six months of 2001.

         Interest expense was $101,000 (5.6%) lower in the second quarter of 2001 versus the prior year period. The average balances on interest bearing liabilities were $16,743,000 (9.9%) higher in the second quarter of 2001 versus the same quarter in 2000. The higher balances accounted for a $130,000 increase in interest expense, however, rates paid on interest bearing liabilities decreased 60 basis points on a quarter over quarter basis and accounted for a $231,000 reduction of the interest expense for the three month period. Interest expense was $324,000 (9.4%) higher in the six month period ended June 30, 2001 versus the prior year period. The average balances on interest bearing liabilities were $18,349,000 (10.8%) higher in the six month period ended June 30, 2001 versus the same period in 2000. The higher balances accounted for $313,000 of the increase in interest expense. Rates paid on interest bearing liabilities decreased 5 basis points on a year over year basis.

         Table Two, Analysis of Net Interest Margin on Earning Assets, and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Company's interest income and expense. Table Two provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.


Table Two:  Analysis of Net Interest Margin on Earning Assets
-----------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                       2001                                   2000
                                     -------------------------------       --------------------------------

(Taxable Equivalent Basis)             Avg                    Avg            Avg                     Avg
(In thousands, except percentages)   Balance    Interest    Yield (4)      Balance     Interest    Yield (4)
                                     --------   --------    --------       --------    --------    --------
Assets:
Earning assets
  Loans (1)                          $203,387   $  4,590        9.05%      $166,702    $  4,112        9.92%
  Taxable investment
     securities                        28,575        452        6.34%        43,092         685        6.39%
  Tax-exempt investment
     securities (2)                     9,637        149        6.20%         9,169         152        6.67%
  Corporate stock                         798         28       14.07%           996          21        8.48%
  Federal funds sold                    3,834         42        4.39%         2,898          44        6.11%
  Investments in time deposits          5,389         90        6.70%         6,446         102        6.05%
                                     --------   --------                   --------    --------
Total earning assets                  251,620      5,351        8.62%       229,303       5,116        8.97%
                                                --------                               --------
Cash & due from banks                  17,380                                15,303
Other assets                            6,512                                 5,591
                                     --------                              --------
                                     $275,512                              $250,197
                                     ========                              ========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $ 87,389        499        2.29%      $ 75,938         529        2.80%
  Savings                              13,919         50        1.44%        11,931          71        2.39%
  Time deposits                        81,538      1,085        5.34%        74,718       1,067        5.74%
  Other borrowings                      3,814         54        5.68%         7,330         122        6.69%
                                     --------   --------                   --------    --------
Total interest bearing
  liabilities                         186,660      1,688        3.63%       169,917       1,789        4.23%
                                                --------                               --------
Demand deposits                        60,903                                56,874
Other liabilities                       1,928                                 1,477
                                     --------                              --------
Total liabilities                     249,491                               228,268
Shareholders' equity                   26,021                                21,929
                                     --------                              --------
                                     $275,512                              $250,197
                                     ========                              ========
Net interest income & margin (3)                $  3,663        5.84%                  $  3,327        5.84%
                                                ========    ========                   ========    ========

(1) Loan interest includes loan fees of $148,000 and $101,000 during the three months ending June 30, 2001 and June 30, 2000, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (91 for June 30, 2001 and June 30, 2000) and annualized to actual days in year (365 for 2001 and 366 for 2000).

-----------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                         2001                                   2000
                                     -------------------------------       --------------------------------

(Taxable Equivalent Basis)             Avg                    Avg            Avg                     Avg
(In thousands, except percentages)   Balance    Interest    Yield (4)      Balance     Interest    Yield (4)
                                     --------   --------    --------       --------    --------    --------
Assets:
Earning assets
  Loans (1)                          $204,323   $  9,592        9.47%      $163,334    $  7,917       9.75%
  Taxable investment
     securities                        30,908        986        6.43%        45,232       1,420       6.31%
  Tax-exempt investment
     securities (2)                     9,722        306        6.35%         9,123         299       6.59%
  Corporate stock                         896         49       11.03%           990          41       8.33%
  Federal funds sold                    2,659         63        4.78%         3,495         103       5.93%
  Investments in time deposits          5,443        182        6.74%         6,348         199       6.30%
                                     --------   --------                   --------    --------
Total earning assets                  253,951     11,178        8.88%       228,522       9,979       8.78%
                                                --------                               --------
Cash & due from banks                  16,465                                14,912
Other assets                            6,114                                 4,994
                                     --------                              --------
                                     $276,530                              $248,428
                                     ========                              ========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $ 91,314      1,315        2.90%      $ 77,972       1,085       2.80%
  Savings                              13,142        115        1.76%        12,447         146       2.36%
  Time deposits                        78,128      2,194        5.64%        74,050       2,054       5.58%
  Other borrowings                      5,363        160        6.02%         5,429         175       6.48%
                                     --------   --------                   --------    --------
Total interest bearing
  liabilities                         188,247      3,784        4.05%       169,898       3,460       4.10%
                                                --------                               --------
Demand deposits                        60,902                                55,545
Other liabilities                       1,982                                 1,594
                                     --------                              --------
Total liabilities                     251,131                               227,037
Shareholders' equity                   25,399                                21,391
                                     --------                              --------
                                     $276,530                              $248,428
                                     ========                              ========
Net interest income & margin (3)                $  7,394        5.87%                  $  6,519        5.74%
                                                ========    ========                   ========    ========

(1) Loan interest includes loan fees of $297,000 and $179,000 during the six months ending June 30, 2001 and June 30, 2000, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (181 for June 30, 2001 and 182 for June 30, 2000) and annualized to actual days in year (365 for 2001 and 366 for 2000).


Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
-------------------------------------------------------------------------------------
(In thousands) Three Months Ended June 30, 2001 over 2000 Increase (decrease)
due to change in:

Interest-earning assets:                           Volume      Rate (4)    Net Change
                                                 ----------   ----------   ----------
   Net loans (1)(2)                              $      905   $     (427)  $      478
   Taxable investment securities                       (231)          (2)        (233)
   Tax exempt investment securities (3)                   8          (11)          (3)
   Corporate stock                                       (4)          11            7
   Federal funds sold                                    14          (16)          (2)
   Investment in time deposits                          (17)           5          (12)
                                                 ----------   ----------   ----------
     Total                                              675         (440)         235
                                                 ----------   ----------   ----------

Interest-bearing liabilities:
   Demand deposits                                       80         (110)         (30)
   Savings deposits                                      12          (33)         (21)
   Time deposits                                         97          (79)          18
   Other borrowings                                     (59)          (9)         (68)
                                                 ----------   ----------   ----------
     Total                                              130         (231)        (101)
                                                 ----------   ----------   ----------
Interest differential                            $      545   $     (209)  $      336
                                                 ==========   ==========   ==========

-------------------------------------------------------------------------------------
(In thousands) Six Months Ended June 30, 2001 over 2000 Increase (decrease) due to change in:

Interest-earning assets:                           Volume      Rate (4)    Net Change
                                                 ----------   ----------   ----------
   Net loans (1)(2)                              $    1,987   $     (312)  $    1,675
   Taxable investment securities                       (450)          16         (434)
   Tax exempt investment securities (3)                  20          (13)           7
   Corporate stock                                       (4)          12            8
   Federal funds sold                                   (25)         (15)         (40)
   Investment in time deposits                          (28)          11          (17)
                                                 ----------   ----------   ----------
     Total                                            1,500         (301)       1,199
                                                 ----------   ----------   ----------

Interest-bearing liabilities:
   Demand deposits                                      186           44          230
   Savings deposits                                       8          (39)         (31)
   Time deposits                                        121           19          140
   Other borrowings                                      (2)         (13)         (15)
                                                 ----------   ----------   ----------
     Total                                              313           11          324
                                                 ----------   ----------   ----------
Interest differential                            $    1,187   $     (312)  $      875
                                                 ==========   ==========   ==========

--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $148,000 and $101,000 during the three months ending June 30, 2001 and June 30, 2000, respectively, and $297,000 and $179,000 during the six months ending June 30, 2001 and June 30, 2000, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

         The Company provided $187,000 for loan and lease losses for the second quarter of 2001 as compared to $146,000 for the second quarter of 2000. Net loan and lease charge-offs for the three months ended June 30, 2001 were $203,000 or
 .10% of average loans and leases as compared to $21,000 for the three months ended June 30, 2000. For the first six months of 2001, the Company made provisions for loan losses of $381,000 and net loan charge-offs were $303,000 or
 .15% of average loans and leases outstanding. This compares to provisions for loan losses of $278,000 and net loan charge-offs of $5,000 for the first six months of 2000. The increase in the provision during 2001 as compared to 2000 was primarily related to the growth in the loan and lease portfolio.

Noninterest Income

         Noninterest income was down $16,000 (2.8%) to $556,000 for the three months ended June 30, 2001 as compared to $572,000 for the three months ended June 30, 2000. The decrease in noninterest income for the quarter can be attributed to a decrease in fees from the Financial Services Division, which sells third-party mutual funds and annuities, of $31,000 (52.5%) and a decrease in fees from loans serviced for the State of California of $17,000 (45.9%). The decrease was offset by an increase in accounts receivable servicing (up $26,000 or 25.2%). The increase in accounts receivable servicing was a result of adding new clients to the program and increasing average accounts receivable balances outstanding to $3,657,000 in the second quarter of 2001 compared to $2,443,000 (49.7%) in the second quarter of 2000.

         For the six months ended June 30, 2001, noninterest income was up $58,000 (5.4%) to $1,135,000. Increases were in accounts receivable servicing (up $56,000 or 29.2%), revenue from First Source Capital (up $74,000 or 91.4%) and fees from American River Bank's residential lending division (up $41,000 or 63.1%). These increases were offset by a decrease of $29,000 (38.2%) in fees from loans serviced for the State of California and a decrease of $61,000 (58.7%) in fees from the Financial Services Division. The increase in accounts receivable servicing was a result of three new clients and increasing average accounts receivable balances outstanding by $1,142,000 (49.1%) to $3,467,000 in the first six months of 2001 from $2,325,000 in the first six months of 2000. First Source Capital, the Company's lease brokerage subsidiary was opened in July 1999, and continued to generate increases in fees as it developed new relationships. The residential lending division experienced an increase in loan volume as a result of decreases in mortgage rates, which caused the number of refinances to increase.

Noninterest Expense

         Noninterest expenses increased $183,000 (7.9%) to a total of $2,500,000 in the second quarter of 2001 versus the second quarter of 2000. Salary and employee benefits also increased $224,000 (18.7%) resulting from normal cost of living raises (roughly 3% or $30,000), salaries paid to the new employees at the new Real Estate Division of North Coast Bank ($31,000) and staffing additions made during the year as the Company continues to grow and service the new technology implemented during the year. The remainder of the increase represents market adjustments during a tight labor market. Benefit costs increased commensurate with the salaries. On a quarter over quarter basis, occupancy and fixed asset expenses were higher by $36,000 (11.8%). Premises rent payments increased $31,000 or 22.7% during the quarter reflecting annual rent adjustments under the lease agreements, as well as the new lease for the building occupied by the Company's corporate office and one of American River Bank's branch offices. The new lease added additional space as well as highly visible signage. Fixed asset expense was $138,000 in 2001 compared to $119,000 in 2000, representing a 16.0% increase. This increase relates to technology upgrades made over the past twelve months including the purchase of a new telephone system, unified messaging, a rebuilding of the network utilizing thin client technology and an internet based online banking system. There were no merger related expenses during the quarter compared to $228,000 in the second quarter of 2000. The merger related expenses in 2000 occurred as a result of the merger with North Coast Bank. Other expenses increased $151,000 (25.7%) to a total of $739,000 in the second quarter of 2001 versus the second quarter of 2000. Professional fees accounted for $84,000 (59.2%) of the increase in other expense. The increase in professional fees relates to legal fees paid to resolve two problem loan credits and accounting and legal fees related to the periodic filings with the SEC required by the Securities Exchange Act of 1934, as amended, which became applicable to the Company in October of 2000. The overhead efficiency ratios (fully tax equivalent) for the 2001 and 2000 second quarters were 59.3% and 59.4%, respectively.

         Noninterest expenses for the six-month period ended June 30, 2001 were $4,880,000 versus $4,406,000 for the same period in 2000. Salaries and benefits increased $447,000 (18.8%) due to cost of living raises, salaries paid to the new employees at the new Real Estate Division of North Coast Bank, staffing additions made during the year as the Company continues to grow and service the new technology implemented during the year and market adjustments made to key employees as a way of retaining their services during a tight labor market. Full time equivalent employees increased to 104 at June 30, 2001 from 93 at June 30, 2000. Benefit costs increased commensurate with the salaries. Premises and fixed asset expenses were up $81,000 (13.7%). There were no merger related expenses during the period compared to $248,000 in the six months ended June 30, 2000. Other expenses increased $194,000 (16.4%). The overhead efficiency ratio (fully tax equivalent) for the first six months of 2001 was 57.2% as compared to 58.0% in the same period of 2000.

Provision for Income Taxes

         The effective tax rate for the second quarter and first six months of 2001 was 39.9% and 39.7%, respectively, versus 38.7% and 38.4%, respectively, for the same two periods of 2000.

Balance Sheet Analysis

         The Company's total assets were $273,013,000 at June 30, 2001 as compared to $284,126,000 at December 31, 2000, representing a decrease of 3.9%. The average balances of total assets for the six months ended June 30, 2001 was $276,530,000 which represents an increase of $28,102,000 or 11.3% over the $248,428,000 during the six month period ended June 30, 2000. Total average assets for the second quarter of 2001 were $275,512,000 compared to $250,197,000 during the second quarter of 2000.

Loans

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) residential real estate; 5) lease financing receivable; 6) agriculture; and 7) consumer loans. Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years. At June 30, 2001, these categories accounted for approximately 24%, 49%, 15%, 3%, 1%, 5% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 26%, 48%, 13%, 4%, 1%, 5% and 3% at December 31, 2000. Continuing strong economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in loan balances for real estate construction ($3,787,000 or 13.9%), lease financing receivable ($847,000 or 73.6%) and consumer ($852,000 or 13.3%) and decreases in commercial ($5,119,000 or 9.7%), commercial real estate ($257,000 or .3%), residential real estate ($2,720,000 or 33.6%) and agriculture ($1,031,000 or 9.6%). Table Four below summarizes the composition of the loan portfolio as of June 30, 2001 and December 31, 2000.

Table Four: Loan and Lease Portfolio Composition
--------------------------------------------------------------------------------
                                               June 30,           December 31,
(In thousands)                                   2001                 2000
--------------------------------------------------------------------------------
Commercial                                   $  47,607            $  52,726
Real estate:
    Commercial                                  97,133               97,390
    Construction                                30,969               27,182
    Residential                                  5,365                8,085
Lease financing receivable                       1,997                1,150
Agriculture                                      9,733               10,764
Consumer                                         7,265                6,413
--------------------------------------------------------------------------------
Total loans                                    200,069              203,710
Allowance for loan and
    lease losses                                (2,532)              (2,454)
Deferred loan and lease fees                      (398)                (598)
--------------------------------------------------------------------------------
Total net loans                              $ 197,139            $ 200,658
================================================================================

         The majority of the Company's loans are direct loans made to individuals and local businesses. The Company relies substantially on local promotional activity and personal contacts by bank officers, directors and employees to compete with other financial institutions. The Company makes loans to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment.

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

         Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank's business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base. North Coast Bank's business is focused on Sonoma County. Special emphasis is placed within the three communities in which North Coast Bank has offices (Santa Rosa, Windsor, and Healdsburg). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction.

       The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 66.7% of the Company's loan and lease portfolio at June 30, 2001. Although management believes the concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans

        Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Five below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2001 and December 31, 2000.

Table Five:  Non-Performing Loans
--------------------------------------------------------------------------------
                                                   June 30,       December 31,
(In thousands)                                       2001            2000
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                      $   451         $    --
   Real estate                                          --              --
   Consumer and other                                   46              --
--------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                          603             225
   Real estate                                         276             449
   Consumer and other                                   --              --
--------------------------------------------------------------------------------
Total non-performing loans                         $ 1,376         $   674
================================================================================

         At June 30, 2001, non-performing loans and leases were 0.69% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled seven loans with balances of $1,376,000 at June 30, 2001 and five loans with balances of $674,000 at December 31, 2000. The recorded investment in troubled debt restructurings as of June 30, 2001 was $191,000. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2001 or December 31, 2000. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2001, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Allowance for Loan Losses Activity

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

         The Loan Committees of each of the subsidiary banks review the adequacy of the allowance for loan and lease losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the loan committees and management, changes are warranted.

         The allowance for loan and lease losses totaled $2,532,000 or 1.27% of total loans and leases at June 30, 2001 and $2,454,000 or 1.21% at December 31, 2000. During the first quarter of 2000, $41,000 was transferred out of the allowance for loan and lease losses account into a separate valuation reserve for the accounts receivable servicing receivables. Net charge-offs to average loans and leases were 0.10% for the second quarter of 2001 and .15% for the six months ended June 30, 2001 as compared to 0.01% for the second quarter of 2000.

         Table Six below summarizes, for the periods indicated, the activity in the allowance for loan losses.


Table Six:  Allowance for Loan and Lease Losses
--------------------------------------------------------------------------------------------------
                                                       Three Months               Six Months
(In thousands, except for percentages)                    Ended                     Ended
                                                         June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                     2001         2000         2001         2000
--------------------------------------------------------------------------------------------------
Average loans and leases outstanding              $ 203,387    $ 166,702    $ 204,323    $ 163,334
--------------------------------------------------------------------------------------------------

Allowance for possible loan and lease
losses at beginning of period                     $   2,548    $   2,170    $   2,454    $   2,062

Loans charged off:
   Commercial                                          (200)         (22)        (300)         (28)
   Real estate                                           --           --           --           --
   Installment                                           (5)          --           (5)          --
--------------------------------------------------------------------------------------------------
Total                                                  (205)         (22)        (305)         (28)
--------------------------------------------------------------------------------------------------
Recoveries of loans previously
   Charged off:
   Commercial                                             2           --            2           23
   Real estate                                           --           --           --           --
   Consumer                                              --           --           --           --
--------------------------------------------------------------------------------------------------
Total                                                     2           --            2           23
--------------------------------------------------------------------------------------------------

Net loans (charged off)                                (203)         (22)        (303)          (5)
Amount transferred for accounts
   receivable servicing valuation
   reserve                                               --           --           --          (41)
Additions to allowance charged
  to operating expenses                                 187          146          381          278
--------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                         $   2,532    $   2,294    $   2,532    $   2,294
--------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans and leases outstanding                          .10%         .01%         .15%         .00%
Provision of allowance for possible
  loan and lease losses to average
  loans and leases outstanding                          .09%         .09%         .19%         .17%
Allowance for possible loan and lease
  losses to loans and leases net of
  deferred fees at end of period                       1.27%        1.30%        1.27%        1.30%


         It is the policy of management to maintain the allowance for loan and lease losses at a level adequate for known and inherent risks in the portfolio. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan and lease losses and the allowance are prudent and adequate. Each of the subsidiary banks generally makes monthly allocations to the allowance for loan and lease losses. The budgeted allocations are based on estimates of loss risk and loan growth. Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Other Real Estate

         At June 30, 2001 and December 31, 2000, the Company did not have any other real estate ("ORE") properties.

Deposits

         At June 30, 2001, total deposits were $243,176,000 representing an increase of $3,864,000 (1.6%) over the December 31, 2000 balance of $239,312,000. State of California (the "State") certificates of deposit accounted for $3,000,000 of the deposit growth. Total deposits of the State were $9,000,000 at June 30, 2001 as compared to $6,000,000 at December 31, 2000.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

         In May of 1997, the board of directors of the Company authorized a stock repurchase plan. The Company acquired 77,000 shares of its common stock during 1999, 60,000 in 1998 and 25,000 in 1997. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares in connection with stock option plans and in conjunction with annual distributions of a five percent common stock dividend. As a result of the acquisition of North Coast Bank during 2000, which was accounted for as a pooling of interests, the Company was required to discontinue the repurchase of its common stock during the transition period. No shares were subsequently repurchased in 2001 or 2000.

         The Company and the subsidiary banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the FDIC and the OCC, which require maintenance of certain levels of capital. At June 30, 2001, shareholders' equity was $26,341,000, representing an increase of $1,928,000 (7.9%) from $24,413,000 at December 31, 2000. The ratio of total risk-based capital to risk adjusted assets was 12.5% at June 30, 2001 compared to 11.7% at December 31, 2000. Tier 1 risk-based capital to risk-adjusted assets was 11.4% at June 30, 2001 and 10.6% at December 31, 2000.

         Table Seven below lists the Company's capital ratios at June 30, 2001 and December 31, 2000 as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Seven:  Capital Ratios
-------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets    At June 30,   At December 31,   Minimum Regulatory
                                      2001            2000             Requirement
-------------------------------------------------------------------------------------

Leverage ratio                         9.4%            8.7%               4.00%

Tier 1 Risk-Based Capital             11.4%           10.6%               4.00%

Total Risk-Based Capital              12.5%           11.7%               8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All ratios are in excess of the regulatory definition of "Minimum" at June 30, 2001 and December 31, 2000. In addition, the subsidiary banks must meet minimum capital requirements. Both of the subsidiary banks were considered "well-capitalized" by regulatory standards, at June 30, 2001 and December 31, 2000.

Market Risk Management

         Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan and deposit portfolios. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. Each Subsidiary Bank has an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

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

Table Eight: Interest Rate Risk Simulation of Net Interest as of June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------
(In thousands)                               $ Change in NII    $ Change in NII
                                              from Current       from Current
                                            12 Month Horizon   12 Month Horizon
                                              June 30, 2001    December 31, 2000
                                              -------------    -----------------
    Variation from a constant rate scenario
         +200bp                                    $  580             $  297
         -200bp                                    $ (542)            $ (264)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as estimates of interest rate risk.


Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ending June 30, 2001 and 2000.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2001 and December 31, 2000 were approximately $49,542,000 and $1,820,000 and $51,201,000 and $575,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On June 30, 2001, consolidated liquid assets totaled $40.0 million or 14.7% of total assets compared to $38.8 million or 13.6% of total assets on December 31, 2000. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $18,000,000 with correspondent banks. At June 30, 2001, the Company had $18,000,000 available under these credit lines. Additionally, the subsidiary banks are members of the Federal Home Loan Bank (the "FHLB"). At June 30, 2001, the subsidiary banks could have arranged for up to $6,811,000 in borrowings from the FHLB. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing through the second quarter of 2001, much of the investment portfolio has experienced significant price appreciation, which has resulted in unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank and North Coast Bank can also pledge securities to borrow from the Federal Reserve Bank and the FHLB. The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends from its subsidiaries to service its commitments. The Company expects that the cash dividends paid by the subsidiaries to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2001 and December 31, 2000, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $51,362,000 and $51,776,000 at June 30, 2001 and December 31, 2000,
respectively. As a percentage of net loans these off-balance sheet items represent 26.0% and 25.8%, respectively.

Accounting Pronouncements

         In July 2001, the Financial Standards Accounting Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" covering elimination of pooling accounting treatment in business combinations and financial accounting and reporting for acquired goodwill and other intangible assets at acquisition. SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all mergers and business combinations initiated after the effective date must be accounted for as "purchase" transactions. A merger or business combination was considered initiated if the major terms of the transaction, including the exchange or conversion ratio, were publicly announced or otherwise disclosed to shareholders of the combining companies prior to the effective date. Goodwill in any merger or business combination which is not initiated prior to the effective date will be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB concurrently adopted SFAS No. 142, "Goodwill and Other Intangible Assets" to address financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date, for fiscal years beginning after December 15, 2001. It is not certain what effect SFAS No. 141 and SFAS No. 142 may have upon the pace of business combinations in the banking industry in general or upon prospects of any merger or business combination opportunities involving the Company in the future.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS No. 125 which was issued in June 1996. The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS No. 140 resolves implementation issues which arose as a result of SFAS No. 125, but carries forward most of the provisions of the original statement. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. In management's opinion, the adoption of this statement will not have a significant impact on the Company's current financial position or results of operations.

Other Matters

         The State of California is presently experiencing serious periodic electric power shortages. It is uncertain whether or when these shortages will be discontinued. However, conservation efforts and unanticipated cooler weather conditions through the end of the second quarter of 2001 have resulted in lower demand for electricity throughout California. California has initiated action to supplement conservation efforts including acceleration of the approval process for development of new energy production facilities and entering into long-term energy contracts for the supply of electricity. Despite these efforts and the fact that during the second quarter of 2001, wholesale prices for electricity supplied to California declined and electricity in excess of current needs was available for sale to other states, it is currently anticipated that an increase in demand for electricity and concomitant power shortages will occur during the months of August and September if customary weather patterns prevail resulting in higher temperatures and greater reliance upon air conditioning in certain regions of California. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiaries' significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

             None.

Item 2.  Changes in Securities and Use of Proceeds.

             None.

Item 3.  Defaults Upon Senior Securities.

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The following are the voting results of the registrant's annual meeting of the shareholders held on May 15, 2001:

         PROPOSAL NO. 1: Election of directors

         On the proposal to elect Directors of American River Holdings, Management's nominees, WAYNE C. MATTHEWS, M.D., MAJORIE G.TAYLOR AND WILLIAM L. YOUNG were elected as directors of AMERICAN RIVER HOLDINGS for the period corresponding to the class designated and until their successors are duly elected and qualified.


         PROPOSAL NO. 2: To ratify the selection of Perry-Smith LLP as independent public accountants for the Company.

            Voted for:          1,809,433
            Voted against:          2,365
            Abstained:                514


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

              Exhibit
              Number                   Document Description
              ------                   --------------------

               (3.1) Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000 filed with the Commission on April 2, 2001.

               (3.2) Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, filed with the Commission on May 14, 2001.

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

              Exhibit
              Number                   Document Description
              ------                   --------------------

              *(10.20) American River Holdings Incentive Compensation Plan for the Year Ended December 31, 2000, incorporated by reference from Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed with the Commission on November 14, 2000.

               (10.21) Amendment No. 1 dated March 1, 2001, to the lease agreement between American River Holdings and Union Bank of California dated June 29, 1999, related to 1540 River Park Drive, Suite 108 and Suite 106, Sacramento, California, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, filed with the Commission on April 2, 2001.

              *(10.22) First Amendment dated December 20, 2000, to the American River Bank Deferred Compensation Plan dated May 1, 1998, incorporated by reference from
                               Exhibit 10.22 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, filed with the Commission on April 2, 2001.

              *(10.23) Amendment No.1 to the American River Holdings Incentive Compensation Plan.

               (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. and First Source Capital.

*   Denotes management contracts, compensatory plans or arrangements.

** Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.



(b)  Reports on Form 8-K

     On April 23, 2001, the Company filed a Report on Form 8-K announcing its financial results for the first quarter of 2001.

     On May 21, 2001, the Company filed a Report on Form 8-K announcing the appointment of Charles D. Fite as Chairman of the Board of the Company.

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN RIVER HOLDINGS


      August 13, 2001           By: /s/ MITCHELL A. DERENZO
      ---------------               --------------------------------------------
                                    Mitchell A. Derenzo
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit Number                  Description                               Page
--------------------------------------------------------------------------------

    10.23            American River Holdings Incentive                     30
                     Compensation Plan Amendment No.1.