Form 10-Q
period 2001-09-30
AMERICAN RIVER HOLDINGS
filed 2001-11-13
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the Quarterly Period Ended    September 30, 2001
                                              -------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            Commission File No. 0-31525

                             AMERICAN RIVER HOLDINGS
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    California                        68-0352144
         --------------------------------    ---------------------------
         (State or other jurisdiction of      (IRS Employer ID Number)
         incorporation or organization)


     1545 River Park Drive, Sacramento, California              95815
     ---------------------------------------------              -----
        (Address of principal executive offices)              (Zip code)


                                 (916) 565-6100
                                 ---------------
                         (Registrant's telephone number,
                              including area code)

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

Yes  X      No
    ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 2,520,661 shares outstanding at November 13, 2001.

PART 1-FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                                       AMERICAN RIVER HOLDINGS
                               CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except number of shares)                                  September 30,  December 31,
                                                                             2001           2000
                                                                          ----------     ----------
ASSETS
Cash and due from banks                                                   $   16,075     $   21,236
Federal funds sold                                                             4,280             --
Interest-bearing deposits in banks                                             5,741          5,540
Investment securities:
  Available-for-sale (amortized cost:  2001--$30,422;                         31,569         31,563
    2000--$31,213)
  Held-to-maturity (market value: 2001--$9,715; 2000--$16,523)                 9,489         16,455
Loans and leases, less allowance for loan and lease
    losses of $2,706 at September 30, 2001 and
    $2,454 at December 31, 2000                                              201,276        200,658
Bank premises and equipment, net                                               1,885          1,688
Accounts receivable servicing receivables, net                                 3,680          3,180
Accrued interest receivable and other assets                                   3,619          3,806
                                                                          ----------     ----------
                                                                          $  277,614     $  284,126
                                                                          ==========     ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                                    $   62,268     $   64,920
  Interest bearing                                                           181,200        174,392
                                                                          ----------     ----------
             Total deposits                                                  243,468        239,312

Short-term borrowed funds                                                      2,300         15,990
Long-term debt                                                                 2,051          2,084
Accrued interest payable and other liabilities                                 2,025          2,327
                                                                          ----------     ----------

             Total liabilities                                               249,844        259,713
                                                                          ----------     ----------

Commitments and contingencies (Note 2)

Shareholders' equity:
  Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 2,539,271 shares at September 30, 2001 and
    2,395,158 shares at December 31, 2000                                     14,425         12,320
  Retained earnings                                                           12,649         11,876
  Accumulated other comprehensive income (Note 4)                                696            217
                                                                          ----------     ----------

            Total shareholders' equity                                        27,770         24,413
                                                                          ----------     ----------
                                                                          $  277,614     $  284,126
                                                                          ==========     ==========
See notes to Consolidated Financial Statements

                                         AMERICAN RIVER HOLDINGS
                                     CONSOLIDATED STATEMENT OF INCOME
                                               (Unaudited)

(In thousands, except per share data)
For the periods ended September 30,
                                                              Three months                Nine months
                                                            2001         2000          2001         2000
                                                          -----------------------------------------------
Interest income:
    Interest and fees on loans                            $ 4,332      $ 4,516       $13,924      $12,434
    Interest on Federal funds sold                             79          163           142          266
    Interest on deposits in banks                              82          106           264          306
    Interest and dividends on investment securities:
       Taxable                                                435          618         1,421        2,034
       Exempt from Federal income taxes                       115          114           350          345
       Dividends                                               12           16            54           49
                                                          -----------------------------------------------
         Total interest income                              5,055        5,533        16,155       15,434
                                                          -----------------------------------------------
Interest expense:
    Interest on deposits                                    1,374        2,017         4,998        5,301
    Interest on short-term borrowings                           1           15            97          126
    Interest on long-term debt                                 31           32            95           97
                                                          -----------------------------------------------
       Total interest expense                               1,406        2,064         5,190        5,524
                                                          -----------------------------------------------

       Net interest income                                  3,649        3,469        10,965        9,910

Provision for loan and lease losses                           192          171           573          449
                                                          -----------------------------------------------
       Net interest income after provision for loan and
           lease losses                                     3,457        3,298        10,392        9,461
                                                          -----------------------------------------------

Non-interest income                                           656          539         1,791        1,616
                                                          -----------------------------------------------

Non-interest expenses:
    Salaries and employee benefits                          1,252        1,211         4,083        3,595
    Occupancy                                                 201          194           602          562
    Furniture and equipment                                   145          114           416          337
    Merger expenses                                            --          177            --          425
    Other expense                                             669          636         2,046        1,819
                                                          -----------------------------------------------
       Total non-interest expenses                          2,267        2,332         7,147        6,738
                                                          -----------------------------------------------

          Income before income taxes                        1,846        1,505         5,036        4,339

Income taxes                                                  735          589         2,000        1,676
                                                          -----------------------------------------------

          Net income                                      $ 1,111      $   916       $ 3,036      $ 2,663
                                                          ===============================================

Basic earnings per share (Note 3)                         $   .44      $   .37       $  1.20      $  1.07
                                                          ===============================================
Diluted earnings per share (Note 3)                       $   .41      $   .35       $  1.13      $  1.02
                                                          ===============================================

Cash dividends per share of issued and
    outstanding common stock                              $    --      $    --       $   .13      $   .11
                                                          ===============================================

        See notes to Consolidated Financial Statements

                                                    3

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except number of shares)

                                                     Common Stock                       Accumulated
                                               ------------------------                     Other
                                                                           Retained     Comprehensive   Shareholders' Comprehensive
                                                  Shares       Amount      Earnings     Income (Loss)      Equity        Income
                                               -----------  -----------  ------------   -------------   ------------- -------------
Balance, January 1, 2000                         2,248,679  $    10,438  $     10,467    $      (294)    $   20,611

Comprehensive income (Note 4):
   Net income                                                                   3,546                         3,546     $  3,546
   Other comprehensive income, net of tax:
       Unrealized gain on available-for-sale
         investment securities                                                                   511            511          511
                                                                                                                        --------

         Total comprehensive income                                                                                     $  4,057
                                                                                                                        ========
Cash dividends                                                                   (535)                         (535)
5% stock dividend                                  113,742        1,596        (1,596)
Fractional shares redeemed                                                         (6)                           (6)
Stock options exercised                             32,737          686                                         286
                                               -----------  -----------  ------------    -----------     ----------

Balance, December 31, 2000                       2,395,158       12,320        11,876            217         24,413

Comprehensive income (Note 4):
   Net income                                                                   3,036                         3,036     $  3,036
   Other comprehensive income, net of tax:
       Unrealized gains on available-for-sale
         investment securities                                                                   479            479          479
                                                                                                                        --------
          Total comprehensive income                                                                                    $  3,515
                                                                                                                        ========
Cash dividends                                                                   (328)                         (328)
5% stock dividend                                  120,533        1,935        (1,935)
Fractional shares redeemed                              (2)
Stock options exercised                             23,582          170                                         170
                                               -----------  -----------  ------------    -----------     ----------

Balance, September 30, 2001                      2,539,271  $    14,425  $     12,649    $       696     $   27,770
                                               ===========  ===========  ============    ===========     ==========

See notes to Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands)
For the nine months ended September 30,
                                                                                      2001            2000
                                                                                    --------        --------
Cash flows from operating activities:
 Net income                                                                         $  3,036        $  2,663
 Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan and lease losses                                              573             449
        Deferred loan origination (costs) fees, net                                     (161)            135
        Depreciation and amortization                                                    333             279
        Accretion of investment security premiums, net                                   (35)           (194)
        Provision for accounts receivable servicing
             asset                                                                        13              17
        Gain on sale of securities                                                        --              (6)
        Gain on sale of equipment                                                         --              --
        Increase in accrued interest receivable and
             other assets                                                               (163)         (1,246)
        Increase in accrued interest payable and
             other liabilities                                                            10             130
                                                                                    --------        --------

                   Net cash provided by operating activities                           3,606           2,227
                                                                                    --------        --------

Cash flows from investing activities:
    Proceeds from the sale of available-for-sale
       investment securities                                                           1,979               8
    Proceeds from the redemption of Federal Home
       Loan Bank stock                                                                    --             554
    Proceeds from called held-to-maturity investment
       securities                                                                      1,250             155
    Proceeds from matured available-for-sale investment
       securities                                                                      6,500          20,000
    Proceeds from matured held-to-maturity investment
        securities                                                                     2,050           2,365
    Purchases of available-for-sale investment securities                             (5,866)        (12,375)
    Purchases of held-to-maturity investment securities                                 (514)           (487)
    Proceeds from principal repayments for available-
       for-sale mortgage-related securities                                               66              47
    Proceeds from principal repayments for held-to-
       maturity mortgage-related securities                                            2,328           1,385
    Net (increase) decrease in interest-bearing deposits in banks                       (201)             86
    Net increase in loans                                                             (1,023)        (22,388)
    Net increase in accounts receivable servicing
       receivables                                                                      (513)           (843)
    Purchases of equipment                                                              (505)           (374)
                                                                                    --------        --------

           Net cash provided by (used in)
           investing activities                                                        5,551         (11,867)
                                                                                    --------        --------

 Cash flows from financing activities:
    Net (decrease) increase in demand, interest-bearing and
        savings deposits                                                              (8,549)         18,515
    Net increase in time deposits                                                     12,705              80
    Repayment of Federal Home Loan Bank advance                                          (33)            (31)
    Net decrease in short-term borrowings                                            (13,690)         (1,000)
    Payment of cash dividends                                                           (641)           (438)
    Cash paid for fractional shares                                                       --              --
    Exercise of stock options                                                            170             178
                                                                                    --------        --------

           Net cash (used in) provided by financing
                activities                                                           (10,038)         17,304
                                                                                    --------        --------

           (Decrease) increase in cash and cash
                equivalents                                                             (881)          7,664

Cash and cash equivalents at beginning of period                                      21,236          19,025
                                                                                    ========        ========

Cash and cash equivalents at end of period                                          $ 20,355        $ 26,698
                                                                                    ========        ========

         See notes to Consolidated Financial Statements

                                                     5

                             AMERICAN RIVER HOLDINGS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly American River Holdings (the "Company's") consolidated financial position at September 30, 2001 and December 31, 2000, the results of operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 may not necessarily be indicative of the operating results for the full year.

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

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $56,435,000 and letters of credit of $846,000 at September 30, 2001. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2001.

Approximately $15,205,000 of loan commitments outstanding at September 30, 2001 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (2,539,200 and 2,537,448 shares for the three and nine month periods ended September 30, 2001, and 2,500,771 and 2,491,575 shares for the three and nine month periods ended September 30, 2000).

Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (172,081 and 159,802 shares for the three and nine month periods ended September 30, 2001 and 129,826 and 124,079 shares for the three and nine month periods ended September 30, 2000). Earnings per share is retroactively adjusted for stock dividends for all periods presented.

4. COMPREHENSIVE INCOME

Total comprehensive income is reported in addition to net income for all periods presented. Total comprehensive income is made up of net income plus other comprehensive income. Other comprehensive income, net of taxes, was comprised of the unrealized gain on available-for-sale investment securities for the three and nine month periods ended September 30, 2001 which totaled $318,000 and $479,000, respectively, and for the three and nine month periods ended September 30, 2000 which totaled $162,000 and $175,000, respectively. Total comprehensive income for the three and nine month periods ended September 30, 2001, totaled $1,429,000 and $3,515,000, respectively, and for the three and nine month periods ended September 30, 2000, totaled $1,078,000 and $2,838,000, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

         The following is American River Holdings (the "Company") management's discussion and analysis of the significant changes in balance sheet accounts for September 30, 2001 and December 31, 2000 and income and expense accounts for the three and nine-month periods ended September 30, 2001 and 2000. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

            In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the California power crisis, the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

Overview

            The Company recorded net income of $1,111,000 for the quarter ended September 30, 2001, which was a 21.3% increase over the $916,000 reported for the same period of 2000. Diluted earnings per share for the third quarter of 2001 were $0.41, compared to the $0.35 recorded in the third quarter of 2000. The return on average equity (ROAE) and the return on average assets (ROA) for the third quarter of 2001 were 16.46% and 1.59%, respectively, as compared to 15.91% and 1.37%, respectively, for the same period in 2000.

            Net income for the nine months ended September 30, 2001 was $3,036,000 (up 14.0%) compared to the $2,663,000 recorded in the first nine months of 2000. Through September 30, 2001, diluted earnings per share were $1.13, ROE was 15.75% and ROA was 1.47% as compared to $1.02, 16.49% and 1.40%, respectively, for the same period in 2000. Net income for the nine months ended September 30, 2000 includes after-tax merger related expenses of $258,000. There were no merger related expenses for the nine months ended September 30, 2001.

            Total assets of the Company decreased by $6,512,000 (2.3%) from December 31, 2000 to $277,614,000 at September 30, 2001. Net loans totaled $201,276,000, up $618,000 (.3%) from the ending balances on December 31, 2000.
Deposit balances at September 30, 2001 totaled $243,468,000, up $4,156,000 (1.7%) from December 31, 2000. The deposit growth included $3,000,000 of State of California certificates of deposit placed in American River Bank in the period ending September 30, 2001, and brings the total of such balances to $9,000,000.

            The Company ended the third quarter of 2001 with a Tier 1 capital ratio of 12.3% and a total risk-based capital ratio of 13.5% versus 10.6% and 11.7%, respectively, at December 31, 2000.

            Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
------------------------------------------------------------------------------------------------
                                                  Three months ended         Nine months ended
                                                     September 30,             September 30,
                                                 ---------------------     ---------------------

(In thousands, except percentages)                 2001         2000         2001         2000
                                                 --------     --------     --------     --------
Net interest income*                             $  3,688     $  3,508     $ 11,082     $ 10,026
Provision for loan and lease losses                  (192)        (171)        (573)        (449)
Non-interest income                                   656          539        1,791        1,616
Non-interest expense (includes merger expenses
     of $177 and $425 for the three and nine
     months ended September 30, 2000)              (2,267)      (2,332)      (7,147)      (6,738)
Provision for income taxes                           (735)        (589)      (2,000)      (1,676)
Tax equivalent adjustment                             (39)         (39)        (117)        (116)
                                                 --------     --------     --------     --------

Net income                                       $  1,111     $    916     $  3,036     $  2,663
                                                 ========     ========     ========     ========
------------------------------------------------------------------------------------------------
Average total assets                             $  276.4     $  265.7     $  276.5     $  254.2
Net income (annualized) as a percentage
  of average total assets                            1.59%        1.37%        1.47%        1.40%
------------------------------------------------------------------------------------------------
* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

         The Company's net interest margin was 5.76% for the three months ended September 30, 2001, 5.73% for the three months ended September 30, 2000, 5.83% for the nine months ended September 30, 2001 and 5.73% for the nine months ended September 30, 2000. The net interest income increased $180,000 (5.1%) for the third quarter of 2001 compared to the same period in 2000. The net interest income increased $1,056,000 (10.5%) for the nine months ended September 30, 2001 over the same period in 2000.

         The fully taxable equivalent interest income component for the third quarter of 2001 decreased $478,000 (8.6%) to $5,094,000 compared to $5,572,000 for the three months ended September 30, 2000. Total fully taxable equivalent interest income for the nine months ended September 30, 2001 increased $722,000 (4.6%) to $16,272,000 compared to $15,550,000 for the nine months ended September 30, 2000. The decrease in the fully taxable equivalent interest income for the third quarter of 2001 compared to the same period in 2000 results from decreases in rate (down $845,000) and an increase in volume (up $367,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 in response to the Federal Reserve Board's (the "FRB") decreases in the Federal Funds and Discount rates. During the quarter there were two such rate decreases by the FRB resulting in a 75 basis point drop in the prime rate, which contributed to the drop in the yield in average earning assets from 9.10% for the third quarter of 2000 to 8.05% for the same period in 2001. The volume increase was the result of a 4.3% increase in earning assets. Average loan balances were up 12.3% for the three months ended September 30, 2001 as compared to the same quarter in 2000. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2001 over the same period in 2000 resulted from increases in volume (up $1,848,000) and decreases in rate (down $1,126,000). Average earning assets increased 8.6% during the first nine months of 2001 as compared to the same period in 2000. Average loan balances increased $34,116,000 (20.2%) during that same period, however, average investments and fed funds balances dropped a combined $14,024,000 (21.6%). The effect of this transferring of lower earning assets (investments and fed funds) into higher yielding loans helped by lessening the effect of the FRB's eight rate decreases for a total of 350 basis points during the first nine months of 2001. The average yield on earning assets dropped slightly from 8.88% in the 2000 period to 8.57% in 2001, or 31 basis points.

         Interest expense was $658,000 (31.9%) lower in the third quarter of 2001 versus the prior year period. The average balances on interest bearing liabilities were $4,847,000 (2.7%) higher in the second quarter of 2001 versus the same quarter in 2000. The higher balances accounted for a $96,000 increase in interest expense, however, rates paid on interest bearing liabilities decreased 153 basis points on a quarter over quarter basis and accounted for a $754,000 reduction of the interest expense for the three month period. Interest expense was $334,000 (6.0%) lower in the nine month period ended September 30, 2001 versus the prior year period. The average balances on interest bearing liabilities were $13,807,000 (7.9%) higher in the nine month period ended September 30, 2001 versus the same period in 2000. The higher balances accounted for $432,000 of the increase in interest expense. Rates paid on interest bearing liabilities decreased 55 basis points on a year over year basis and helped to reduce the interest expense by $766,000.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets (Unaudited)
----------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                     2001                               2000
                                        ------------------------------- ----------------------------------

(Taxable Equivalent Basis)                 Avg                   Avg       Avg                      Avg
(In thousands, except percentages)       Balance   Interest   Yield (4)  Balance    Interest     Yield (4)
                                        ---------  --------   --------- ---------   --------     ---------
Assets:
Earning assets
  Loans (1)                             $ 200,123  $  4,332      8.59%  $ 178,356    $ 4,516      10.07%
  Taxable investment
     Securities                            28,370       435      6.08%     38,590        618       6.37%
  Tax-exempt investment
     securities (2)                         9,606       151      6.24%      9,172        149       6.46%
  Corporate stock                             769        15      7.74%        994         20       8.00%
  Federal funds sold                        9,503        79      3.30%     10,021        163       6.47%
  Investments in time deposits              5,552        82      5.86%      6,369        106       6.62%
                                        ---------  --------             ---------    -------
Total earning assets                      253,923     5,094      8.05%    243,502      5,572       9.10%
                                                   --------                          -------
Cash & due from banks                      18,102                          17,024
Other assets                                4,351                           5,159
                                        ---------                       ---------
                                        $ 276,376                       $ 265,685
                                        =========                       =========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                            $  87,454       375      1.70%  $  94,495        853       3.59%
  Savings                                  14,393        36      0.99%     12,053         77       2.54%
  Time deposits                            82,147       963      4.65%     71,741      1,087       6.03%
  Other borrowings                          2,151        32      5.90%      3,009         47       6.21%
                                        ---------  --------             ---------    -------

Total interest bearing
  liabilities                             186,145     1,406      3.00%    181,298      2,064       4.53%
                                                   --------                          -------
Demand deposits                            62,847                          60,210
Other liabilities                             605                           1,277
                                        ---------                       ---------
Total liabilities                         249,597                         242,785
Shareholders' equity                       26,779                          22,900
                                        ---------                       ---------
                                        $ 276,376                       $ 265,685
                                        =========                       =========
Net interest income & margin (3)                   $  3,688      5.76%               $ 3,508       5.73%
                                                   ========    ======                =======     ======

(1) Loan interest includes loan fees of $109,000 and $84,000 during the three months ending September 30, 2001 and September 30, 2000, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing annualized net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (92 for September 30, 2001 and September 30, 2000) and annualized to actual days in year (365 for 2001 and 366 for 2000).

Nine Months Ended September 30,                      2001                               2000
                                        ------------------------------- ----------------------------------

(Taxable Equivalent Basis)                 Avg                   Avg       Avg                      Avg
(In thousands, except percentages)       Balance   Interest   Yield (4)  Balance    Interest     Yield (4)
                                        ---------  --------   --------- ---------   --------     ---------
Assets:
Earning assets
  Loans (1)                             $ 202,908  $ 13,924      9.17%  $ 168,792    $12,434       9.84%
  Taxable investment
     securities                            30,053     1,421      6.32%     43,028      2,034       6.31%
  Tax-exempt investment
     securities (2)                         9,682       457      6.31%      9,139        449       6.56%
  Corporate stock                             853        64     10.03%        992         61       8.21%
  Federal funds sold                        4,965       142      3.82%      5,543        266       6.41%
  Investments in time deposits              5,480       264      6.44%      6,355        306       6.43%
                                        ---------  --------             ---------    -------
Total earning assets                      253,941    16,272      8.57%    233,849     15,550       8.88%
                                                   --------                          -------
Cash & due from banks                      16,932                          15,507
Other assets                                5,605                           4,853
                                        ---------                       ---------
                                        $ 276,478                       $ 254,209
                                        =========                       =========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                            $  89,992     1,690      2.51%  $  83,492      1,937       3.10%
  Savings                                  13,564       151      1.49%     12,314        223       2.42%
  Time deposits                            79,681     3,157      5.30%     73,274      3,141       5.73%
  Other borrowings                          4,281       192      6.00%      4,631        223       6.43%
                                        ---------  --------             ---------    -------
Total interest bearing
  liabilities                             187,518     5,190      3.70%    173,711      5,524       4.25%
                                                   --------                          -------
Demand deposits                            61,686                          57,134
Other liabilities                           1,506                           1,790
                                        ---------                       ---------
Total liabilities                         250,710                         232,635
Shareholders' equity                       25,768                          21,574
                                        ---------                       ---------
                                        $ 276,478                       $ 254,209
                                        =========                       =========
Net interest income & margin (3)                   $ 11,082      5.83%               $10,026       5.73%
                                                   ========   =======                =======     ======

(1) Loan interest includes loan fees of $406,000 and $263,000 during the nine months ending September 30, 2001 and September 30, 2000, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing annualized net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (273 for September 30, 2001 and 274 for September 30, 2000) and annualized to actual days in year (365 for 2001 and 366 for 2000).

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
(Unaudited)
--------------------------------------------------------------------------------------------------
(In thousands) Three Months Ended September 30, 2001 over 2000
Increase (decrease) due to change in:

                                                             Volume        Rate (4)     Net Change
                                                             -------       --------     ----------
Interest-earning assets:
   Net loans (1)(2)                                          $   551       $  (735)      $  (184)
   Taxable investment securities                                (164)          (19)         (183)
   Tax exempt investment securities (3)                            7            (5)            2
   Corporate stock                                                (5)           --            (5)
   Federal funds sold                                             (8)          (76)          (84)
   Investment in time deposits                                   (14)          (10)          (24)
                                                             -------       -------       -------
     Total                                                       367          (845)         (478)
                                                             -------       -------       -------

Interest-bearing liabilities:
   Demand deposits                                               (64)         (414)         (478)
   Savings deposits                                               15           (56)          (41)
   Time deposits                                                 158          (282)         (124)
   Other borrowings                                              (13)           (2)          (15)
                                                             -------       -------       -------
     Total                                                        96          (754)         (658)
                                                             -------       -------       -------
Interest differential                                        $   271       $   (91)      $   180
                                                             =======       =======       =======
--------------------------------------------------------------------------------------------------
(In thousands) Nine Months Ended September 30, 2001 over 2000
Increase (decrease) due to change in:

                                                             Volume        Rate (4)     Net Change
                                                             -------       --------     ----------
Interest-earning assets:
   Net loans (1)(2)                                          $ 2,513       $(1,023)      $ 1,490
   Taxable investment securities                                (613)           --          (613)
   Tax exempt investment securities (3)                           27           (19)            8
   Corporate stock                                                (9)           12             3
   Federal funds sold                                            (28)          (96)         (124)
   Investment in time deposits                                   (42)           --           (42)
                                                             -------       -------       -------
     Total                                                     1,848        (1,126)          722
                                                             -------       -------       -------

Interest-bearing liabilities:
   Demand deposits                                               151          (398)         (247)
   Savings deposits                                               23           (95)          (72)
   Time deposits                                                 275          (259)           16
   Other borrowings                                              (17)          (14)          (31)
                                                             -------       -------       -------
     Total                                                       432          (766)         (334)
                                                             -------       -------       -------
Interest differential                                        $ 1,416       $  (360)      $ 1,056
                                                             =======       =======       =======
--------------------------------------------------------------------------------------------------

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $109,000 and $84,000 during the three months ended September 30, 2001 and September 30, 2000, respectively, and $406,000 and $263,000 during the nine months ended September 30, 2001 and September 30, 2000, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $192,000 for loan and lease losses for the third quarter of 2001 as compared to $171,000 for the third quarter of 2000. Net loan and lease charge-offs for the three months ended September 30, 2001 were $18,000 or .04% of average loans and leases as compared to $2,000 for the three months ended September 30, 2000. For the first nine months of 2001, the Company made provisions for loan and lease losses of $573,000 and net loan and lease charge-offs were $321,000 or .38% of average loans and leases outstanding. This compares to provisions for loan and lease losses of $449,000 and net loan and lease charge-offs of $7,000 or .01% of average loans and leases outstanding for the first nine months of 2000. The increase in the provision during 2001 as compared to 2000 was primarily related to the growth in the loan and lease portfolio and the year-to-date net charge-offs of $321,000 compared to $7,000 in 2000.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income (Unaudited)
----------------------------------------------------------------------------------------------
                                                    Three Months               Nine Months
                                                        Ended                    Ended
                                                    September 30,             September 30,
                                                --------------------      --------------------
                                                  2001         2000         2001         2000
----------------------------------------------------------------------------------------------
Service charges on deposit accounts               $ 138        $ 158       $  430       $  446
Accounts receivable servicing fees                  117          111          365          303
Fees from lease brokerage services                   73           44          222          125
Merchant fee income                                  73           55          194          154
Income from residential lending                      83           28          189           93
Financial services income                            11           41           60          157
Other                                               161          102          331          338
----------------------------------------------------------------------------------------------
           Total noninterest income               $ 656        $ 539       $1,791       $1,616
----------------------------------------------------------------------------------------------

         Noninterest income was up $117,000 (21.7%) to $656,000 for the three months ended September 30, 2001 as compared to $539,000 for the three months ended September 30, 2000. The increase in noninterest income for the quarter can be attributed to an increase in fees from accounts receivable servicing (up 5.4%), lease brokerage services (up 65.9%), merchant income (up 32.7%) and residential lending (up 196.4%). The increases were offset by decreases in service charges (down 12.7%) and financial services income (down 73.2%). The increase in accounts receivable servicing was a result of adding new clients to the program and increasing average accounts receivable balances outstanding to $3,624,000 (up 33.3%) in the third quarter of 2001 compared to $2,718,000 in the third quarter of 2000. First Source Capital, the Company's lease brokerage subsidiary was opened in July 1999, and continued to generate increases in fees as it developed new relationships. The residential lending division experienced an increase in loan volume as a result of decreases in mortgage rates, which caused the number of refinances to increase. The Financial Services Division, which sells third-party mutual funds and annuities, experiences a decrease in fees due to lower commissions on mutual funds sales.

         For the nine months ended September 30, 2001, noninterest income was up $175,000 (10.8%) to $1,791,000. As with the quarter-to-quarter comparison, the increase can be attributed to an increase in fees from accounts receivable servicing (up 20.5%), lease brokerage services (up 77.6%), merchant income (up 26.0%) and residential lending (up 103.2%). The increases were offset by decreases in service charges (down 3.6%) and financial services income (down 61.8%). The accounts receivable servicing average balances outstanding increased to $3,520,000 (up 43.3%) during 2001 compared to $2,456,000 in 2000.

Noninterest Expense

         Noninterest expense decreased $65,000 (2.9%) to $2,267,000 in the third quarter of 2001 versus $2,332,000 in the third quarter of 2000. On a quarter over quarter basis salary and employee benefits increased $41,000 (3.4%) resulting from normal cost of living raises (roughly 3% or $32,000), salaries paid to the new employees at the new Real Estate Division of North Coast Bank ($45,000), commissions paid in American River Bank's Real Estate Lending Division ($35,000 or 159.1%) and staffing additions made during the year as the Company continues to grow and to implement the new technology acquired during the year. Benefit costs and employer taxes increased commensurate with the salaries. The salary and benefit increases were offset by a reduction in the amount accrued for employee incentive by $159,000 due to the Company not reaching its projected growth goals. On a quarter over quarter basis, occupancy expenses were higher by $7,000 (3.6%) representing annual rent adjustments under the lease agreements. Fixed asset expense was $145,000 in 2001 compared to $114,000 in 2000, representing a 27.2% increase. This increase relates to technology upgrades made over the past twelve months including the purchase of a new core banking system, new telephone system, unified messaging, a rebuilding of the network utilizing thin client technology and an internet based online banking system. There were no merger related expenses during the quarter compared to $177,000 in the third quarter of 2000. The merger related expenses in 2000 occurred as a result of the merger with North Coast Bank. Other expenses increased $33,000 (5.2%) to a total of $669,000 in the third quarter of 2001 versus the third quarter of 2000. Higher professional fees accounted for the increase in other expense. The increase in professional fees (up $38,000 or 54.3%) relates to legal fees paid to resolve problem loan credits and accounting and legal fees related to the periodic filings with the SEC required by the Securities Exchange Act of 1934, as amended, which became applicable to the Company in October of 2000. The overhead efficiency ratios (fully tax equivalent) for the third quarter of 2001 and the third quarter of 2000 were 52.2% and 57.6%, respectively.

         Noninterest expense for the nine-month period ended September 30, 2001 was $7,147,000 versus $6,738,000 for the same period in 2000. Salaries and benefits increased $488,000 (13.6%) due to cost of living raises, salaries paid to the new employees at the new Real Estate Division of North Coast Bank, staffing additions made during the year as the Company continues to grow and to implement the new technology acquired during the year. Full time equivalent employees increased to 98 at September 30, 2001 from 97 at September 30, 2000; however, this is down from the 104 reported as of June 30, 2001. Benefit costs and employer taxes increased commensurate with the salaries. Premises expense was up $40,000 (7.1%) from the first nine months of 2000 to the first nine months of 2001. Fixed asset expense was up $79,000 (23.4%). As with the quarter-to-quarter comparison, much of the increase in premise and fixed asset expense is related to annual rent adjustments under the lease agreements and the new technology implemented during the year. There were no merger related expenses during the period compared to $425,000 in the nine months ended September 30, 2000. Other expenses increased $227,000 (12.5%). Professional fees accounted for $85,000 (37.0%) of the increase in other expense. The increase in professional fees relates to legal fees paid to resolve problem loan credits and accounting and legal fees related to the periodic filings with the SEC. The overhead efficiency ratio (fully tax equivalent) for the first nine months of 2001 was 55.5% as compared to 57.9% in the same period of 2000.

Provision for Income Taxes

         The effective tax rate for the third quarter and first nine months of 2001 was 39.8% and 39.7%, respectively, versus 39.1% and 38.6%, respectively, for the same two periods of 2000.

Balance Sheet Analysis

         The Company's total assets were $277,614,000 at September 30, 2001 as compared to $284,126,000 at December 31, 2000, representing a decrease of 2.3%. The average balances of total assets for the nine months ended September 30, 2001 was $276,478,000 which represents an increase of $22,269,000 or 8.8% over the $254,209,000 during the nine month period ended September 30, 2000. Total average assets for the third quarter of 2001 were $276,376,000 compared to $265,685,000 during the third quarter of 2000.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) residential real estate; 5) lease financing receivable; 6) agriculture; and 7) consumer loans. Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years. At September 30, 2001, these categories accounted for approximately 22%, 49%, 17%, 2%, 1%, 5% and 4%, respectively, of the Company's loan and lease portfolio. This mix was relatively unchanged compared to 26%, 48%, 13%, 4%, 1%, 5% and 3% at December 31, 2000. Continuing strong economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for commercial real estate ($3,191,000 or 3.3%), real estate construction ($6,502,000 or 23.9%), lease financing receivable ($1,456,000 or 126.6%) and consumer ($1,250,000 or 19.5%) and decreases in commercial ($7,334,000 or 13.9%), residential real estate ($4,020,000 or 49.7%) and agriculture ($336,000 or 3.1%). Table Five below summarizes the composition of the loan and lease portfolio as of September 30, 2001 and December 31, 2000.

Table Five: Loan and Lease Portfolio Composition (Unaudited)
-------------------------------------------------------------------------
                                          September 30,      December 31,
(In thousands)                                2001              2000
-------------------------------------------------------------------------
Commercial                                  $ 45,392           $ 52,726
Real estate:
   Commercial                                100,581             97,390
   Construction                               33,684             27,182
   Residential                                 4,065              8,085
Lease financing receivable                     2,606              1,150
Agriculture                                   10,428             10,764
Consumer                                       7,663              6,413
-------------------------------------------------------------------------
Total loans and leases                       204,419            203,710
Allowance for loan and
   lease losses                               (2,706)            (2,454)
Deferred loan and lease fees                    (437)              (598)
-------------------------------------------------------------------------
Total net loans and leases                  $201,276           $200,658
=========================================================================

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

Risk Elements

         The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio.

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

         In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

         In management's judgment, a concentration exists in real estate loans which represented approximately 67.7% of the Company's loan and lease portfolio at September 30, 2001. Although management believes the concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2001 and December 31, 2000.

Table Six:  Non-Performing Loans (Unaudited)
--------------------------------------------------------------------------------
                                                September 30,       December 31,
(In thousands)                                      2001               2000
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                     $     --           $    --
   Real estate                                          --                --
   Consumer and other                                   --                --
--------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                          462               225
   Real estate                                          --               449
   Consumer and other                                   --                --
--------------------------------------------------------------------------------
Total non-performing loans                        $    462           $   674
================================================================================

         At September 30, 2001, non-performing loans and leases were 0.2% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled three loans with balances of $462,000 at September 30, 2001 and five loans with balances of $674,000 at December 31, 2000. The recorded investment in troubled debt restructurings as of September 30, 2001 was $190,000. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2001 or December 31, 2000. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2001, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Allowance for Loan and Lease Loss Activity

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

         Management reserves 2% of credit exposures graded "Special Mention", 15% of credits classified "Substandard" and 50% of credits classified "Doubtful". These reserve factors may be adjusted for significant commercial and real estate loans that are individually evaluated by management for specific risk of loss. In addition, reserve factors ranging from 0.375% to 3.00% are assigned to currently performing loans that are not otherwise graded as Special Mention, Substandard or Doubtful. These factors are assigned based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, historical losses experienced by peer banks. Management also computes specific and expected loss reserves for loan commitments to provide for risks of loss inherent in the loan extension process. Finally, a residual component is maintained to cover uncertainties that could affect management's estimate of probable losses. This residual component of the allowance reflects a margin of imprecision inherent in the underlying assumptions used to estimate losses in specifically graded loans and expected losses in the performing portfolio.

         The Loan Committees of each of the subsidiary banks review the adequacy of the allowance for loan and lease losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the loan committees and management, changes are warranted.

         The allowance for loan and lease losses totaled $2,706,000 or 1.33% of total loans and leases at September 30, 2001 and $2,454,000 or 1.21% at December

31, 2000. During the first quarter of 2000, $41,000 was transferred out of the allowance for loan and lease losses account into a separate valuation reserve for the accounts receivable servicing receivables. Net charge-offs to average loans and leases were 0.04% for the third quarter of 2001 and .21% for the nine months ended September 30, 2001. Net charge-offs through the first nine months of 2000 were less than .01% of average loans and leases.

         Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan and Lease Losses (Unaudited)
-------------------------------------------------------------------------------------------------
                                                   Three Months                 Nine Months
 (In thousands, except for percentages)                Ended                       Ended
                                                   September 30,                September 30,
                                              -----------------------     -----------------------
                                                 2001          2000          2001          2000
-------------------------------------------------------------------------------------------------
Average loans and leases outstanding          $ 200,123     $ 178,356     $ 202,908     $ 168,792
-------------------------------------------------------------------------------------------------

Allowance loan and lease losses at
beginning of period                           $   2,532     $   2,294     $   2,454     $   2,062

Loans charged off:
   Commercial                                       (94)           (2)         (394)          (30)
   Real estate                                       --            --            --            --
   Installment                                       --            --            (5)           --
-------------------------------------------------------------------------------------------------
Total                                               (94)           (2)         (399)          (30)
-------------------------------------------------------------------------------------------------
Recoveries of loans previously
   Charged off:
   Commercial                                        76            --            78            23
   Real estate                                       --            --            --            --
   Consumer                                          --            --            --            --
-------------------------------------------------------------------------------------------------
Total                                                76            --            78            23
-------------------------------------------------------------------------------------------------
Net loans (charged off)                             (18)           (2)         (321)           (7)
Amount transferred for accounts
   receivable servicing valuation
   reserve                                           --            --            --           (41)
Additions to allowance charged
  to operating expenses                             192           171           573           449
-------------------------------------------------------------------------------------------------
Allowance loan and lease losses
  at end of period                            $   2,706     $   2,463     $   2,706     $   2,463
-------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans and leases outstanding                      .04%          .00%          .21%          .01%
Provision for loan and lease losses
  to average loans and leases
  outstanding                                       .38%          .38%          .38%          .36%
Allowance for loan and lease losses to
  loans and leases net of deferred fees
  at end of period                                 1.33%         1.36%         1.33%         1.36%

         It is the policy of management to maintain the allowance for loan and lease losses at a level adequate for known and inherent risks in the portfolio. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan and lease losses and the allowance are prudent and adequate. Each of the subsidiary banks generally makes monthly allocations to the allowance for loan and lease losses. The budgeted allocations are based on estimates of loss risk and loan and lease growth. Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Other Real Estate

         At September 30, 2001 and December 31, 2000, the Company did not have any other real estate ("ORE") properties.

Deposits

         At September 30, 2001, total deposits were $243,468,000 representing an increase of $4,156,000 (1.7%) over the December 31, 2000 balance of $239,312,000. State of California (the "State") certificates of deposit accounted for $3,000,000 of the deposit growth. Total deposits of the State were $9,000,000 at September 30, 2001 as compared to $6,000,000 at December 31, 2000.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

         In May of 1997, the board of directors of the Company authorized a stock repurchase plan. The Company acquired 77,000 shares of its common stock during 1999, 60,000 in 1998 and 25,000 in 1997. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares in connection with stock option plans and in conjunction with annual distributions of a five percent common stock dividend. As a result of the acquisition of North Coast Bank during 2000, which was accounted for as a pooling of interests, the Company was required to discontinue the repurchase of its common stock during the transition period. No shares were subsequently repurchased in 2001 or 2000. On September 20, 2001, the Company announced a new plan to repurchase, as conditions warrant, up to 5% annually of the Company's stock in connection with the Company's annual distribution of a 5% stock dividend. No shares have been repurchased under the new plan as of September 30, 2001.

         The Company and the subsidiary banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the FDIC and the OCC, which require maintenance of certain levels of capital. At September 30, 2001, shareholders' equity was $27,770,000, representing an increase of $3,357,000 (13.8%) from $24,413,000 at December 31, 2000. The ratio of total risk-based capital to risk adjusted assets was 13.5% at September 30, 2001 compared to 11.7% at December 31, 2000. Tier 1 risk-based capital to risk-adjusted assets was 12.3% at September 30, 2001 and 10.6% at December 31, 2000.

         Table Eight below lists the Company's capital ratios at September 30, 2001 and December 31, 2000 as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios (Unaudited)
----------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets  At September 30, At December 31,       Minimum
                                      2001             2000       Regulatory Requirement
----------------------------------------------------------------------------------------
Leverage ratio                        9.8%              8.7%              4.00%

Tier 1 Risk-Based Capital            12.3%             10.6%              4.00%

Total Risk-Based Capital             13.5%             11.7%              8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All ratios are in excess of the regulatory definition of "Minimum" at September 30, 2001 and December 31, 2000. In addition, the subsidiary banks must meet minimum capital requirements. Both of the subsidiary banks were considered "well-capitalized" by regulatory standards, at September 30, 2001 and December 31, 2000.

Market Risk Management

         Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan, investment and deposit portfolios. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. Each Subsidiary Bank has an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

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

         Table Nine below summarizes the effect on net interest income (NII) of a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

     Table Nine:  Interest Rate Risk Simulation of Net Interest as of September 30, 2001 and December 31,
2000 (Unaudited)
---------------------------------------------------------------------------------------------------------
    (In thousands)                                       $ Change in NII      $ Change in NII
                                                           from Current        from Current
                                                         12 Month Horizon    12 Month Horizon
                                                        September 30, 2001   December 31, 2000
                                                        ------------------   -----------------
             Variation from a constant rate scenario
                 +200bp                                       $  548               $  297
                 -200bp                                       $ (565)              $ (264)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as estimates of interest rate risk.


Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ending September 30, 2001 and 2000.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2001 and December 31, 2000 were approximately $56,435,000 and $846,000 and $51,201,000 and $575,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On September 30, 2001, consolidated liquid assets totaled $47.0 million or 16.9% of total assets compared to $38.8 million or 13.6% of total assets on December 31, 2000. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $22,000,000 with correspondent banks. At September 30, 2001, the Company had $19,700,000 available under these credit lines. Additionally, the subsidiary banks are members of the Federal Home Loan Bank (the "FHLB"). At September 30, 2001, the subsidiary banks could have arranged for up to $7,887,000 in borrowings from the FHLB. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing through the third quarter of 2001, much of the investment portfolio has experienced significant price appreciation, which has resulted in unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank and North Coast Bank can also pledge securities to borrow from the Federal Reserve Bank and the FHLB. The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends from its subsidiaries to service its commitments. The Company expects that the cash dividends paid by the subsidiaries to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2001 and December 31, 2000, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $57,281,000 and $51,776,000 at September 30, 2001 and December 31, 2000, respectively. As a percentage of net loans these off-balance sheet items represent 28.5% and 25.8%, respectively.

Accounting Pronouncements

         In July 2001, the Financial Standards Accounting Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" covering elimination of pooling accounting treatment in business combinations and financial accounting and reporting for acquired goodwill and other intangible assets at acquisition. SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all mergers and business combinations initiated after the effective date must be accounted for as "purchase" transactions. A merger or business combination was considered initiated if the major terms of the transaction, including the exchange or conversion ratio, were publicly announced or otherwise disclosed to shareholders of the combining companies prior to the effective date. Goodwill in any merger or business combination which was not initiated prior to the effective date will be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB concurrently adopted SFAS No. 142, "Goodwill and Other Intangible Assets" to address financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date, for fiscal years beginning after December 15, 2001. It is not certain what effect SFAS No. 141 and SFAS No. 142 may have upon the pace of business combinations in the banking industry in general or upon prospects of any merger or business combination opportunities involving the Company in the future. The Company is required to adopt SFAS No. 142 beginning January 1, 2002. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations, or cash flows as the Company had only $65,000 in goodwill as of September 30, 2001 and all of the Company's intangible assets at September 30, 2001 will continue to be amortized.

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

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

         Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement

144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. In management's opinion, the adoption of this statement will not have a material impact on the Company's current financial position or results of operations

Other Matters

         CALIFORNIA POWER CRISIS The State of California recently experienced periodic electric power shortages. It is uncertain whether these shortages will continue. Conservation efforts and unanticipated cooler weather conditions through the summer months of 2001 have resulted in lower demand for electricity throughout California and an electricity surplus. California also initiated action to supplement conservation efforts including acceleration of the approval process for development of new energy production facilities and entering into long-term energy contracts for the supply of electricity. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiaries' significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

         EFFECTS OF TERRORISM The terrorist actions on September 11, 2001 and thereafter have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

                                     PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

               None.

Item 2.  Changes in Securities and Use of Proceeds.

               None.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Submission of Matters to a Vote of Security Holders.

               None

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

           *(10.23) Amendment No.1 to the American River Holdings Incentive Compensation Plan, incorporated by reference from
                         Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the Commission on August 14, 2001.

            (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. and First Source Capital.

         *Denotes management contracts, compensatory plans or arrangements.

         **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.


(b)  Reports on Form 8-K

            On July 19, 2001, the Company filed a Report on Form 8-K announcing its financial results for the second quarter of 2001.

            On September 20, 2001, the Company filed a Report on Form 8-K announcing a Stock Repurchase Plan.

            On September 21, 2001, the Company filed a Report on Form 8-K announcing a 5% Stock Dividend.

                                   SIGNATURES


               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN RIVER HOLDINGS

     November 13, 2001             By: /s/ MITCHELL A. DERENZO
     -----------------             ---------------------------
                                   Mitchell A. Derenzo
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)