Form 10-K
period 2001-12-31
AMERICAN RIVER HOLDINGS
filed 2002-03-26
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended  December 31, 2001
                                             -----------------

[ ] Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

                           Commission File No. 0-31525

                             AMERICAN RIVER HOLDINGS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                         68-0352144
-------------------------------                  -------------------------------
(State or other jurisdiction of                      (IRS Employer ID Number)
incorporation or organization)

1545 River Park Drive, Sacramento, California                  95815
---------------------------------------------                ----------
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

Yes   X        No
    ------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, as of March 22, 2002: $38,684,000

Number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 2002

        No par value Common Stock - 2,521,270 shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 13 from Registrant's definitive proxy statement for the 2002 annual meeting of shareholders.

The Index to the Exhibits is located at Page 80                     Page 1 of 87

PART I

ITEM 1. Business

      Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) data processing problems; (8) a decline in real estate values in the Company's market area; (9) the California energy shortage; and (10) the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and its subsidiaries.

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

      The Company also owns 100% of North Coast Bank, National Association ("North Coast Bank"). North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. North Coast Bank is headquartered in Santa Rosa, California and operates three full service banking offices within its primary service areas of Sonoma County, in the cities of Healdsburg, Santa Rosa and Windsor. North Coast Bank's primary business is serving the business or commercial banking needs of small to mid-sized businesses within Sonoma County.

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

      At December 31, 2001, the Company had consolidated assets of $287 million, deposits of $255 million and shareholders' equity of $28 million.


General

      The Company is a community oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, Napa, Marin and Mendocino counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company's principal source of revenues are: (i) interest and fees on loans; (ii) interest on investments (principally government securities); and (iii) interest on Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2001, these sources comprised 85.8%, 13.2%, and 1.0%, respectively, of the Company's interest income.

      The Subsidiary Banks' deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of the Subsidiary Banks' deposits are not concentrated within a single industry or group of related industries.

      As of December 31, 2001 and December 31, 2000, American River Bank held $9,000,000 and $6,000,000, respectively, in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $100,000, which are insured by the FDIC.

      American River Bank competes with approximately 32 and 22 other banking or savings institutions in Sacramento County and Placer County, respectively. American River Bank's market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 1.2% and 1.6%, respectively (based upon the most recent information made available by the FDIC through June 30, 2001). North Coast Bank competes with approximately 19 other banking or savings institutions in its service areas. North Coast Bank's, market share of FDIC insured deposits in the service area of Sonoma County was approximately .7% (based upon the most recent information made available by the FDIC through June 30, 2001).

Employees

      At December 31, 2001, the Company and its subsidiaries employed 100 persons on a full-time equivalent basis. The Company believes its employee relations are good.

Regulation and Supervision

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

      American River Bank is licensed by the California Commissioner of Financial Institutions, its deposits are insured by the FDIC up to the applicable legal limits, and it has chosen not to become a member of the Federal Reserve System. Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the California Commissioner of Financial Institutions and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. American River Holdings and American River Bank are required to file reports with the Board of Governors of the Federal Reserve System (the "Board of Governors"), the California Commissioner of Financial Institutions, and the FDIC and provide the additional information that the Board of Governors, California Commissioner of Financial Institutions, and FDIC may require.

       North Coast Bank is a national bank licensed under the national banking laws of the United States. North Coast Bank is regularly examined by the Office of the Comptroller of the Currency (the "OCC") and is subject to the supervision of the FDIC and the Office of the Comptroller of the Currency, and is a member of the Federal Reserve System. The supervision and regulation includes comprehensive reviews of all major aspects of North Coast Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. North Coast Bank is required to file reports with the Office of the Comptroller of the Currency and the FDIC. North Coast Bank's deposits are insured by the FDIC up to the applicable legal limits.

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

      The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Subsidiary Banks to affiliates, and (b) on investments by the Subsidiary Banks in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

      Under the risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a minimum risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

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

      At December 31, 2001, American River Holdings, American River Bank and North Coast Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

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

      The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitations upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

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

Limitations on Dividends

      The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. North Coast Bank's ability to pay cash dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the Office of the Comptroller of the Currency. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" for more information regarding cash dividends.

Competition

Competitive Data

      American River Bank. At June 30, 2001, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 153 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where

American River Bank has its 4 offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

      Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank's legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, including North Coast Bank, retaining the portion of such loans which is within its lending limits. As of December 31, 2001, American River Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $3,645,000 on an unsecured basis and $6,075,000 on a fully secured basis based on regulatory capital of $24,298,000.

      American River Bank's business is concentrated in its service area, which primarily encompasses Sacramento County and South Western Placer County. The economy of American River Bank's service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

      Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2001, there were 185 operating commercial and savings bank offices in Sacramento County with total deposits of $12,360,700,000. This was an increase of $1,252,000,000 over the June 30, 2000 balances. American River Bank held a total of $146,417,000 in deposits, representing approximately 1.2% of total commercial and savings banks deposits in Sacramento County as of June 30, 2001.

      Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2001, there were 78 operating commercial and savings bank offices in Placer County with total deposits of $2,880,300,000. This was an increase of $377,600,000 over the June 30, 2000 balances. American River Bank held a total of $46,764,000 in deposits, representing approximately 1.6% of total commercial and savings banks deposits in Placer County as of June 30, 2001.

      In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the risk-based assessment rate schedule, American River Bank's current capital ratios and levels of deposits, American River Bank anticipates no change in the assessment rate applicable to it during 2002 from that in 2001.

      North Coast Bank. At June 30, 2001, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 57 offices in the cities of Healdsburg, Santa Rosa and Windsor, California, where North Coast Bank has its 3 offices. Additionally, North Coast Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

      North Coast Bank has also made arrangements with its correspondent banks and with others to provide some of the services for its customers, international banking, discount brokerage and insurance services, which North Coast Bank is not authorized nor prepared to offer currently. For borrowers requiring loans in excess of North Coast Bank's legal lending limits, North Coast Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, including American River Bank, retaining the portion of such loans which is within its lending limits. As of December 31, 2001, North Coast Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $806,000 based on regulatory capital of $5,371,000. On March 13, 2002, North Coast Bank was approved by the OCC to participate in a pilot program, whereby, North Coast Bank's lending limit would be increased to $1,343,000 for certain 1-4 family residential real estate and loans to small businesses on an exception basis. The aggregate amount of loans under the exception shall not exceed 100% of North Coast Bank's regulatory capital. The OCC defines the exception amount as that portion of a loan that is greater than the basic lending limit of $806,000 and less than the pilot program aggregate maximum of $1,343,000. These exceptions made under the pilot program will be monitored by North Coast Bank's Board of Directors on a monthly basis.

      North Coast Bank's business is concentrated in its service area, which primarily encompasses Sonoma County. The economy of North Coast Bank's service area is dependent upon agriculture, tourism, retail sales, population growth and smaller service oriented businesses.

      Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2001, there were 113 operating commercial and savings bank offices in Sonoma County with total deposits of $6,975,200,000. This was an increase of $72,800,000 over the June 30, 2000 balances. North Coast Bank held a total of $50,577,000 in deposits, representing approximately .7% of total commercial and savings banks deposits in Sonoma County as of June 30, 2001.

      Based upon the risk-based assessment rate schedule implemented by the FDIC in 1996, North Coast Bank's current capital ratios and levels of deposits, North Coast Bank anticipates no change in the assessment rate applicable to it during 2002 from that in 2001.

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

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act"), which is potentially the most significant banking legislation in many years. The Act eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall"). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The Act repeals Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the Act.

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

      On October 26, 2001, President Bush signed the USA Patriot Act (the "Patriot Act"), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

      Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as the Subsidiary Banks, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

      Effective July 23, 2002, Section 312 of the Patriot Act creates a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

      The Company and the Subsidiary Banks are not currently aware of any account relationships between the Subsidiary Banks and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company's results of operations.

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

      The Company leases premises (used by First Source Capital) at 1540 River Park Drive, Suite 106, Sacramento California. The office space is leased from Union Bank of California N.A., as Trustee for Agnes M. Bourn and William B. Bourn. The one-year lease term expired on February 1, 2002. Management has negotiated a one-year extension of similar terms and is waiting for final approval from its landlord. The premises consist of 847 square feet on the ground floor.

      North Coast Bank leases premises at 8733 Lakewood Drive, Windsor, California. The office space is leased from R. and R. Partners. The lease term is 10 years and expires on February 1, 2003. The premises consist of approximately 5,670 square feet on the first and second floors.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the shareholders during the fourth quarter of 2001.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock began trading on the NASDAQ National Stock Market ("NASDAQ") under the symbol "AMRB" on October 26, 2000. Prior to October 26, 2000, the common stock was not listed on any exchange and was quoted on the OTC Bulletin Board under the symbol "AMRB.OB." The following table shows the high and the low prices for the common stock, for each quarter, as reported by NASDAQ and the OTC Bulletin Board. The prices have been adjusted to reflect the 5% stock dividends distributed in 2000 and 2001.

============================================
  2001                   High          Low
--------------------------------------------
First quarter           $15.24       $13.45
Second quarter           15.95        14.00
Third quarter            18.57        12.14
Fourth quarter           16.70        13.89

  2000
--------------------------------------------
First quarter           $14.51       $ 9.98
Second quarter           13.61         9.52
Third quarter            12.62        11.45
Fourth quarter           14.29        11.23
============================================

      As of December 31, 2001, there were approximately 1,287 shareholders of record of the Company's common stock.

      The Company has paid cash dividends on its common stock twice a year since 1992, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a twice a year basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. As of December 31, 2001, the Subsidiary Banks had $8.4 million in retained earnings available for dividend payments to the Company, which in turn could be paid out to shareholders of the Company.

      See Note 13 to the consolidated financial statements included in this report for additional information regarding the amount of cash dividends declared and paid on common stock for the two most recent fiscal years.

ITEM 6.  Selected Financial Data

FINANCIAL SUMMARY

      The following table presents certain consolidated financial information concerning the business of the Company and its subsidiaries. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report.

As of and for the Years Ended December 31,
(In thousands, except per share amounts and ratios)

                                                  2001         2000         1999         1998         1997
                                                  ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA
Net interest income                             $ 14,577     $ 13,585     $ 11,754     $ 10,743     $  9,582
Provision for loan or lease losses                   791          672          582          509          605
Other income                                       2,365        2,183        1,647        1,433        1,211
Other expenses                                     9,502        9,329        7,770        7,143        6,563
Income before income taxes                         6,649        5,767        5,049        4,524        3,625
Income taxes                                       2,612        2,221        1,921        1,673        1,278
Net income                                      $  4,037     $  3,546     $  3,128     $  2,851     $  2,347
Earnings per share - basic                      $   1.59     $   1.42     $   1.25     $   1.13     $   0.93
Earnings per share - diluted                        1.50         1.35         1.18         1.06         0.86
Cash dividends per share                            0.27         0.24         0.21         0.18         0.16
Book value per share                               11.09         9.70         8.70         8.01         7.33

BALANCE SHEET DATA:
Balance sheet totals-end of period:
   Assets                                       $286,559     $284,126     $248,540     $220,001     $197,177
   Loans and leases, net                         195,026      200,658      157,044      143,132      121,960
   Deposits                                      254,888      239,312      223,077      197,104      176,329
   Shareholders' equity                           27,942       24,413       20,611       19,168       17,664
Average balance sheet amounts:
   Assets                                       $279,049     $259,315     $224,960     $201,958     $179,667
   Loans and leases                              202,624      175,134      148,369      133,381      115,099
   Earning assets                                255,904      238,837      207,388      187,071      166,104
   Deposits                                      246,960      230,822      201,180      180,288      161,794
   Shareholders' equity                           26,316       22,258       19,916       18,434       16,801

SELECTED RATIOS:
For the year:
    Return on average equity                       15.34%       15.93%       15.71%       15.47%       13.97%
    Return on average assets                        1.45%        1.37%        1.39%        1.41%        1.31%
    Efficiency ratio *                             55.57%       58.59%       57.48%       58.28%       60.47%
    Net interest margin *                           5.76%        5.75%        5.72%        5.79%        5.80%
    Net chargeoffs to average loans & leases        0.31%        0.14%        0.14%        0.26%        0.52%
At December 31:
    Average equity to average assets                9.43%        8.58%        8.85%        9.13%        9.35%
    Leverage capital ratio                          9.75%        9.28%        9.23%        9.31%        9.64%
    Allowance for loan & leases losses              1.32%        1.21%        1.30%        1.17%        1.24%

* fully taxable equivalent

ITEM 7. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is American River Holdings management's discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2001, 2000 and 1999.

Introduction

      In addition to the historical information contained herein, this Annual Report contains certain forward-looking statements. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the California energy shortage, the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire Report and the Company's audited financial statements and notes thereto should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

Overview

      The Company recorded its 72nd consecutive profitable quarter for the quarter ended December 31, 2001. Net income in 2001 increased 13.8% to $4,037,000 versus $3,546,000 in 2000. Diluted earnings per share for the two years were $1.50 and $1.35, respectively. For 2001, the Company realized a return on average equity of 15.3% and a return on average assets of 1.45%, as compared to 15.9% and 1.37% for 2000. The net income for 2000 was $418,000 (13.4%) higher than the $3,128,000 recorded in 1999. Diluted earnings per share in 1999 were $1.18, return on average assets was 1.39% and return on average equity was 15.7%. The earnings per share for 2001, 2000 and 1999 have been adjusted for 5 percent stock dividends distributed on October 19, 2001, December 19, 2000 and October 14, 1999.

        During 2001, total assets of the Company increased $2,433,000 (0.9%) to a total of $286,559,000 at year-end. At December 31, 2001, net loans totaled $195,026,000, down $5,632,000 (-2.8%) from the ending balances on December 31, 2000. Deposit growth for the year was 6.5% resulting in ending deposit balances of $254,888,000. The Company ended 2001 with a Tier 1 capital ratio of 12.4% and a total risk-based capital ratio of 13.6%.

      Table One below provides a summary of the components of net income for the years indicated:

Table One:  Components of Net Income
--------------------------------------------------------------------------------

      For the twelve months ended:
(In thousands, except percentages)       2001           2000           1999
                                      ---------      ---------      ---------

Net interest income*                  $  14,733      $  13,739      $  11,871
Provision for loan losses                  (791)          (672)          (582)
Non-interest income                       2,365          2,183          1,647
Non-interest expense                     (9,502)        (9,329)        (7,770)
Provision for income taxes               (2,612)        (2,221)        (1,921)
Tax equivalent adjustment                  (156)          (154)          (117)
                                      ---------      ---------      ---------

Net income                            $   4,037      $   3,546      $   3,128
                                      =========      =========      =========

================================================================================
Average total assets                  $ 279,049      $ 259,315      $ 224,960
Net income as a percentage
  of average total assets                  1.45%          1.37%          1.39%
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

      The Company's fully taxable equivalent net interest margin was 5.75% in 2000, and 5.76% in 2001. The fully taxable equivalent net interest margin in dollars was up $994,000 (7.2%) in 2001 over 2000.

       The fully taxable equivalent interest income component decreased from $21,381,000 in 2000 to $20,999,000 in 2001, representing a 1.8% decrease. The decrease in the fully taxable equivalent interest income for 2001 compared to the same period in 2000 is broken down by rate (down $2,434,000) and volume (up $2,052,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 in response to the Federal Reserve Board's (the "FRB") decreases in the Federal Funds and Discount rates. During the year there were eleven such rate decreases by the FRB resulting in a 475 basis point drop in the prime rate, which contributed to the drop in the yield in average earning assets from 8.95% for 2000 to 8.21% for 2001. The volume increase was the result of a 7.1% increase in average earning assets. Average loan balances were up $27,490,000 (15.7%) in 2001 over the balances in 2000, while average investment securities balances were down $10,995,000 (21.2%). The shift in assets from investment securities to the higher yielding loans helped to lessen the effect of the above-mentioned sharp decrease in rates during 2001.

      The fully taxable equivalent interest income component increased from $17,346,000 in 1999 to $21,381,000 in 2000, representing a 23.3% increase. The increase in the fully taxable equivalent interest income for 2000 compared to the same period in 1999 is broken down by rate (up $1,202,000) and volume (up $2,833,000). The rate increase can be attributed to six rate increases implemented by the Company over the eighteen month period ending December 31, 2000, in response to the FRB's increases in the Federal Funds and Discount rates. The average yield on earning assets increased from 8.36% in 1999 to 8.95% in 2000. The volume increase was the result of a 15.2% increase in average earning assets primarily the result of a concentrated effort on business lending and the effects of a strong local market. Average loan balances were up

$26,765,000 (18.0%) and average investment securities balances were up $8,214,000 (16.4%). Average fed fund balances were down $3,530,000 (-39.1%).

      Interest expense decreased $1,376,000 (18.0%) in 2001 compared to 2000. The average balances on interest bearing liabilities were $10,864,000 (6.2%) higher in 2001 versus 2000. The higher balances accounted for a $495,000 increase in interest expense. The higher balances were due to internal growth of average deposits ($11,924,000) with a slight decrease in other borrowings ($1,060,000). The decrease in rates paid on interest bearing liabilities more than offset the increased expense due to the volume growth as the average rate paid decreased 99 basis points on a year over year basis and accounted for a decrease in interest expense of $1,871,000 for the period.

      Interest expense increased $2,167,000 (39.6%) in 2000 over 1999. The average balances on interest bearing liabilities were $25,362,000 (16.8%) higher in 2000 versus 1999. The higher balances accounted for $942,000 of the increase in interest expense. The higher balances were due to internal growth of average deposits ($23,188,000) and other borrowings ($2,174,000). Rates paid on interest bearing liabilities increased 71 basis points on a year over year basis and accounted for $1,225,000 of the interest expense increase for the period.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                  2001                             2000                           1999
                             -------------------------------   ----------------------------   ----------------------------

(Taxable Equivalent Basis)     Avg                    Avg        Avg                  Avg       Avg                  Avg
(In thousands, except        Balance    Interest     Yield     Balance    Interest   Yield    Balance    Interest   Yield
  percentages)               -------    --------     -----     -------    --------   -----    -------    --------   -----
Assets:
Earning assets
  Loans (1)                  $ 202,624    $ 17,883      8.83%  $ 175,134  $ 17,294     9.87%  $ 148,369  $ 13,926     9.39%
  Taxable investment
    securities                  30,511       1,871      6.13%     41,763     2,643     6.33%     36,252     2,126     5.86%
  Tax-exempt investment
     securities (2)              9,656         608      6.30%      9,232       600     6.50%      6,984       444     6.36%
  Corporate stock                  820          93     11.34%        987        82     8.31%        765        63     8.24%
  Federal funds sold             6,727         202      3.00%      5,493       353     6.43%      9,023       451     5.00%
  Investments in time
     deposits                    5,566         342      6.14%      6,228       409     6.57%      5,995       336     5.60%
                             ---------    --------             ---------  --------            ---------  --------
Total earning assets           255,904      20,999      8.21%    238,837    21,381     8.95%    207,388    17,346     8.36%
                                          --------                        --------                       --------
Cash & due from banks           17,023                            15,776                         14,089
Other assets                     6,122                             4,702                          3,483
                             ---------                         ---------                      ---------
                             $ 279,049                         $ 259,315                      $ 224,960
                             =========                         =========                      =========

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  NOW & MMDA                 $  90,440       1,964      2.17%  $  87,159     2,834     3.25%  $  72,048     1,801     2.50%
  Savings                       13,602         166      1.22%     12,212       297     2.43%     13,054       307     2.35%
  Time deposits                 79,332       3,912      4.93%     72,079     4,199     5.83%     63,160     3,208     5.08%
  Other borrowings               3,758         224      5.96%      4,818       312     6.48%      2,644       159     6.01%
                             ---------    --------             ---------  --------            ---------  --------
Total interest bearing
  liabilities                  187,132      6,266       3.35%    176,268     7,642     4.34%    150,906    5,475     3.63%
                                          --------                        --------                       --------
Demand deposits                 63,586                            59,372                         52,918
Other liabilities                2,015                             1,417                          1,220
                             ---------                         ---------                      ---------
Total liabilities              252,733                           237,057                        205,044
Shareholders' equity            26,316                            22,258                         19,916
                             ---------                         ---------                      ---------
                             $ 279,049                         $ 259,315                      $ 224,960
                             =========                         =========                      =========
Net interest income &
         margin (3)                       $ 14,733      5.76%             $ 13,739     5.75%             $ 11,871     5.72%
                                          ========      =====             ========     =====             ========     =====

(1) Loan interest includes loan fees of $506,000, $355,000 and $402,000 in 2001, 2000 and 1999, respectively.

(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
-----------------------------------------------------------------------------------------------
Year ended December 31, 2001 over 2000 (In thousands)
Increase (decrease) due to change in:

Interest-earning assets:                                  Volume        Rate (4)     Net Change
                                                         ---------     ---------     ----------
   Net loans (1)(2)                                      $   2,715     $  (2,126)    $     589
   Taxable investment securities                              (712)          (60)         (772)
   Tax exempt investment securities (3)                         28           (20)            8
   Corporate stock                                             (14)           25            11
   Federal funds sold & other                                   79          (230)         (151)
   Investment in time deposits                                 (44)          (23)          (67)
                                                         ---------     ---------     ---------
     Total                                                   2,052        (2,434)         (382)
                                                         ---------     ---------     ---------

Interest-bearing liabilities:
   Demand deposits                                             107          (977)         (870)
   Savings deposits                                             34          (165)         (131)
   Time deposits                                               423          (710)         (287)
   Other borrowings                                            (69)          (19)          (88)
                                                         ---------     ---------     ---------
     Total                                                     495        (1,871)       (1,376)
                                                         ---------     ---------     ---------
Interest differential                                    $   1,557     $    (563)    $     994
                                                         =========     =========     =========
Year Ended December 31, 2000 over 1999 (In thousands)
Increase (decrease) due to change in:

Interest-earning assets:                                  Volume        Rate (4)     Net Change
                                                         ---------     ---------     ----------
   Net loans (1)(2)                                      $   2,512     $     856     $   3,368
   Taxable investment securities                               323           194           517
   Tax exempt investment securities (3)                        143            13           156
   Corporate stock                                              18             1            19
   Federal funds sold & other                                 (176)           78           (98)
   Investment in time deposits                                  13            60            73
                                                         ---------     ---------     ---------
     Total                                                   2,833         1,202         4,035
                                                         ---------     ---------     ---------

Interest-bearing liabilities:
   Demand deposits                                             378           655         1,033
   Savings deposits                                            (20)           10           (10)
   Time deposits                                               453           538           991
   Other borrowings                                            131            22           153
                                                         ---------     ---------     ---------
     Total                                                     942         1,225         2,167
                                                         ---------     ---------     ---------
Interest differential                                    $   1,891     $     (23)    $   1,868
                                                         =========     =========     =========

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2) Loan fees of $506,000, $355,000 and $402,000 for the years ended December 31, 2001, 2000 and 1999, respectively, have been included in the interest income computation.

(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.

(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

      The Company provided $791,000 for loan and lease losses in 2001 as compared to $672,000 for 2000. Net loan charge-offs for 2001 were $631,000 as compared to $239,000 in 2000. In 2001 and 2000, net loan charge-offs as a percentage of average loans outstanding was .31% and .14%, respectively. In 1999, the Company provided $582,000 for loan and lease losses and net charge-offs were $213,000. For further information please see the Allowance for Loan and Lease Losses Activity.

Service Charges and Fees and Other Income

      Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
--------------------------------------------------------------------------------
                                                     Year Ended December 31,
                                                -------------------------------
                                                  2001        2000      1999
                                                ---------  ---------  ---------

      Service charges on deposit accounts       $     562  $     602  $     537
      Accounts receivable servicing fees              459        430        272
      Merchant fee income                             277        202        153
      Fees from lease brokerage services              264        177         48
      Income from residential lending division        274        142        133
      Other                                           529        630        504
                                                ---------  ---------  ---------

                                                $   2,365  $   2,183  $   1,647
                                                =========  =========  =========

      Noninterest income was up $182,000 (8.3%) to $2,365,000 in 2001 from the 2000 level. The increase in the noninterest income can be attributed to an increase in accounts receivable servicing (up $29,000 or 6.7%), merchant fee income up ($75,000 or 37.1%), increased revenue from lease brokerage services from First Source Capital (up $87,000 or 49.2%) and an increase in fees from the residential lending division (up $132,000 or 93.0%). The increases were offset by decreases in service charges on deposit accounts (down $40,000 or 6.6%) and financial services income (down $113,000 or 55.7%). The increase in accounts receivable servicing was a result of adding new clients and increasing average accounts receivable balances outstanding from $2,696,000 in 2000 to $3,467,000 (28.6%) in 2001. The increase in merchant fee income can be attributed to higher transaction volume from existing clients and more favorable pricing received by the Company from its processor. The increase in lease brokerage results from First Source Capital, the Company's lease brokerage subsidiary, completing their second full year of operations and continuing to generate increases in fees as it developed new relationships. The residential lending division experienced an increase in loan volume as a result of decreases in mortgage rates, which caused the number of refinances to increase. American River Bank's residential lending division acts as a broker between American River Bank's customers and the loan wholesalers. American River Bank receives an origination fee for loans closed.

      Noninterest income was up $536,000 (32.5%) to $2,183,000 in 2000 from the 1999 level. The increase in the noninterest income can be attributed to an increase in service charges (up $65,000 or 12.1%), merchant fee income up ($49,000 or 32.0%), accounts receivable servicing (up $158,000 or 58.1%) and increased revenue from First Source Capital (up $129,000 or 268.8%) (First Source Capital was formed during the second half of 1999). The increase in accounts receivable servicing was a result of adding new clients and increasing average accounts receivable balances outstanding from $1,505,000 in 1999 to $2,696,000 (79.1%) in 2000. The increase in service charges and merchant fee income can be attributable to the 13.4% increase in core deposits (demand and money market accounts). These accounts allow the Company the opportunity for more service charge fees and the access to potential merchant accounts.

Salaries and Benefits

      Salaries and benefits were $5,334,000 (up $373,000 or 7.5%) for 2001 as compared to $4,961,000 in 2000. Base salaries increased $688,000, resulting from normal cost of living raises of roughly 3% or $120,000, increased salaries of $39,000 at First Source Capital (due to increased lease volume), salaries paid to the new employees at the new Real Estate Division of North Coast Bank ($118,000), commissions paid in American River Bank's Real Estate Lending Division ($166,000) and staffing additions made during the year as the Company continues to grow and to implement the new technology acquired during the year. Benefit costs and employer taxes increased commensurate with the salaries. The salary and benefit increases were offset by a reduction in the amount accrued for employee incentive compensation by $440,000 due to the Company not reaching its projected growth goals. At the end of 2001, the full time equivalent staff was 100, the same as of at the end of 2000.

       For the year ended December 31, 2000, salaries and benefits were $4,961,000 (up $595,000 or 13.6%) as compared to $4,366,000 in 1999. Base salaries increased $469,000, resulting from normal cost of living raises of roughly 3% or $100,000, increased salaries of $87,000 at First Source Capital (due to a full year of salaries in 2000), increased commissions paid out in the Investment Services Division ($23,000) and salaries paid to the new employees at the new Real Estate Division of North Coast Bank ($65,000). The remainder of the increase represents market adjustments made to key employees as a way of retaining their services during a tight job market and the staffing additions made during the year as the Company continues to grow. Incentive compensation increased $59,000 (9.0%) as the Company's incentive compensation is based on the Company's financial performance. Benefit costs increased commensurate with the salaries. At the end of 2000, the full time equivalent staff was 100 versus 93 at the end of 1999.

Occupancy, Furniture and Equipment

      Occupancy expense increased $53,000 (7.0%) during 2001 to $810,000, up from $757,000 in 2000. The increase represents annual rent adjustments under the existing lease agreements and higher utility costs passed on to the Company from its landlords. Furniture and equipment expense was $564,000 in 2001 compared to $461,000 in 2000, representing a $103,000 (22.3%) increase. This increase relates to technology upgrades made over the past twelve months including the purchase of a new core banking system, new telephone system, unified messaging, a rebuilding of the network utilizing thin client technology and an internet based online banking system.

      Occupancy expense increased $58,000 (8.3%) during 2000 to $757,000, up from $699,000 in 1999. Premises rent payments increased $58,000 or 11.6% during the year. Annual rent adjustments under the lease agreements, as well as the opening of the First Source Capital location in the second half of 1999, represented $20,000 of the rent increase and the remainder ($38,000) resulted from a new lease for the building occupied by the Company's corporate office and one of American River Bank's branch offices. The new lease added additional space as well as highly visible signage. Furniture and equipment expense increased $4,000 (0.9%) to $461,000 in 2000 from $457,000 in 1999.

Other Expenses

      Other expenses were $2,794,000 (down $356,000 or 11.3%) for 2001 as compared to $3,150,000 for 2000. Expenses for 2000 included one-time costs of $693,000 associated with the acquisition of North Coast Bank, NASDAQ listing fees and expenses related to registering the Company with the SEC. Excluding these one-time costs, expenses in 2001 were up $337,000 (13.7%) over the adjusted 2000 total. Professional fees accounted for $115,000 (34.1%) of the increase in other expense. The increase in professional fees relates to legal fees paid to resolve problem loan credits and accounting and legal fees related to the periodic filings with the SEC. Normal price increases and growth in the Company's operations accounted for slight increases in the other expense items. The overhead efficiency ratio on a taxable equivalent basis for 2001 was 55.6% as compared to 58.6% in 2000.

      Other expenses were $3,150,000 (up $902,000 or 40.1%) for 2000 as compared to $2,248,000 for 1999. These include one-time costs of $693,000 (or roughly 76.8% of the entire increase) associated with the acquisition of North Coast Bank, NASDAQ listing fees and expenses related to registering the Company with the SEC. Outsourced item processing expenses were $498,000 (up $88,000 or 21.4%) in 2000 as compared to $410,000 in 1999. The increase can be attributable to a below market contract that expired in mid-2000. The contract reverted to month-to-month expense at market rates upon expiration. Normal price increases and growth in the Company's operations accounted for slight increases in the other expense items. The overhead efficiency ratio on a taxable equivalent basis for 2000 was 58.6% as compared to 57.5% in 1999. Excluding the one-time expenses described above, the efficiency ratio for 2000 would have been 54.2%.

Provision for Taxes

      The effective tax rate on income was 39.3%, 38.5% and 38.0% in 2001, 2000 and 1999, respectively. The effective tax rate has increased slightly each of the last three years as a result of the increases in taxable income growing faster than the benefits of investments made in tax-qualified municipal bonds. The effective tax rate was greater than the federal statutory tax rate due to state tax expense (net of federal tax effect) of $465,000, $420,000 and $346,000 in these years. Tax-exempt income of $464,000, $462,000 and $339,000 from investment securities in these years helped to reduce the effective tax rate.

Balance Sheet Analysis

      The Company's total assets were $286,559,000 at December 31, 2001 as compared to $284,126,000 at December 31, 2000, representing an increase of 0.9%. The average balances of total assets during 2001 were $279,049,000 which represent an increase of $19,734,000 (7.6%) over the December 31, 2000 total of $259,315,000.

Loans

      The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) residential real estate; 5) agriculture;
6) consumer loans; and 7) lease financing receivable. At December 31, 2001, these categories accounted for approximately 22%, 51%, 15%, 2%, 5%, 4% and 1%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 26%, 48%, 13%, 4%, 5%, 3% and 1% at December 31, 2000. Continuing strong economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for commercial real estate ($2,768,000 or 2.8%), real estate construction ($3,639,000 or 13.4%), lease financing receivable ($1,349,000 or 117.3%) and consumer ($1,185,000 or 18.5%). Despite the new borrowers the Company experienced decreases in commercial ($9,107,000 or 17.3%), residential real estate ($4,966,000 or 61.4%) and agriculture ($513,000 or 4.8%) as a result of normal paydowns and higher than average payoffs. The higher payoffs can be attributed to refinances during the low rate environment. Table Five below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Five: Loan and Lease Portfolio Composition
------------------------------------------------------------------------------------------
                                                       December 31,
                             -------------------------------------------------------------
(In thousands)                  2001         2000         1999         1998         1997
------------------------------------------------------------------------------------------
Commercial                   $  43,619    $  52,726    $  42,148    $  36,916    $  30,670
Real estate:
  Commercial                   100,158       97,390       72,142       66,883       62,825
  Construction                  30,821       27,182       25,784       25,011       13,565
  Residential                    3,119        8,085        6,234        7,037        8,541
Agriculture                     10,251       10,764        7,200        3,416        1,221
Consumer                         7,598        6,413        5,896        5,654        6,140
Lease financing receivable       2,499        1,150          122          364          918
Deferred loan fees, net           (425)        (598)        (420)        (456)        (394)
------------------------------------------------------------------------------------------
Total loans and leases         197,640      203,112      159,106      144,825      123,486
Allowance for loan and
   lease losses                 (2,614)      (2,454)      (2,062)      (1,693)      (1,526)
------------------------------------------------------------------------------------------
Total net loans and leases   $ 195,026    $ 200,658    $ 157,044    $ 143,132    $ 121,960
==========================================================================================

      A significant portion of the Company's loans are direct loans made to individuals and local businesses. The Company relies substantially on local promotional activity and personal contacts by bank officers, directors and employees to compete with other financial institutions. The Company makes loans to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment.

      Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally composed of commitments to customers within the Company's service area for construction of both commercial properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 80%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans with SBA or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, American River Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. American River Bank acts as a broker between American River Bank's customers and the loan wholesalers. American River Bank receives an origination fee for loans closed.

      Average net loans and leases in 2001 were $202,624,000 which represents an increase of $27,490,000 (15.7%) over the average in 2000. Average loans and leases in 2000 were $175,134,000 representing an increase of $26,765,000 (18.0%) over 1999. Loan growth in 2001 and 2000 resulted from a favorable economy in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers.

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

      The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rate and terms, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in some instances, personal guarantees.

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

      In management's judgment, a concentration exists in real estate loans which represented approximately 67.7% of the Company's loan and lease portfolio at December 31, 2001. Although management believes the concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

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

      Interest due but excluded from interest income on nonaccrual loans was not material during 2001, 2000 and 1999. In 2001, 2000 and 1999, interest income recognized from payments received on nonaccrual loans was also not material.

Table Six:  Non-Performing Loans
----------------------------------------------------------------------------------------
                                                            December 31,
                                               -----------------------------------------
(In thousands)                                  2001     2000     1999    1998     1997
----------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Commercial                                   $  -     $  -      $ -     $ -     $ 87
   Real estate                                     -        -        -       -        -
   Consumer and other                              -        -        -       7        -
----------------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                    533      225       30     110      281
   Real estate                                   314      449        -       -       98
   Consumer and other                              8        -        -       -        7
----------------------------------------------------------------------------------------
Total non-performing loans                      $856     $674      $30   $ 117    $ 473
========================================================================================

      The recorded investments in loans that were considered to be impaired totaled $856,000 and $674,000 at December 31, 2001 and 2000, respectively. The related allowance for loan losses for these loans at December 31, 2001 and December 31, 2000 was $263,000 and $86,000, respectively. Management believes that the allowance allocations are adequate for the inherent risk of those loans. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 was $733,000, $128,000 and $279,000,
respectively.

      There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 2001. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2000 or 2001, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

      Management reserves 2% of credit exposures graded "Special Mention", 15% of credits classified "Substandard" and 50% of credits classified "Doubtful". These reserve factors may be adjusted for significant commercial and real estate loans that are individually evaluated by management for specific risk of loss. The amounts allocated for "Special Mention", "Substandard" and "Doubtful" represent $552,000 at December 31, 2001. In addition, reserve factors ranging from 0.375% to 3.00% are assigned to currently performing loans that are not otherwise graded as Special Mention, Substandard or Doubtful. These factors are assigned based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, historical losses experienced by peer banks. Management also computes specific and expected loss reserves for loan commitments to provide for risks of loss inherent in the loan extension process. Finally, a residual component is maintained to cover uncertainties that could affect management's estimate of probable losses. This residual component of the allowance reflects a margin of imprecision inherent in the underlying assumptions used to estimate losses in specifically graded loans and expected losses in the performing portfolio.

      The Loan Committees of each of the Subsidiary Banks review the adequacy of the allowance for loan and lease losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions. The Subsidiary Banks also engage outside firms to independently assess our methodology and reserve adequacy, and on a regular basis engage outside firms to perform independent reviews of the loan portfolios. The allowance is adjusted based on those reviews if, in the judgment of the loan committees and management, changes are warranted.

      The allowance for loan and lease losses totaled $2,614,000 or 1.32% of total loans at December 31, 2001, $2,454,000 or 1.21% of total loans at December 31, 2000, and $2,062,000 or 1.30% at December 31, 1999. During the first quarter of 2000, $41,000 was transferred out of the allowance for loan and lease losses account into a separate valuation reserve for the accounts receivable servicing receivables.

      It is the policy of management to maintain the allowance for loan and lease losses at a level adequate for known and inherent risks in the portfolio. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan and lease losses and the allowance are prudent and adequate. Each of the Subsidiary Banks generally makes monthly allocations to the allowance for loan and lease losses based on estimates of loss risk and loan and lease growth. Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

      Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Seven: Allowance for Loan and Lease Losses
-------------------------------------------------------------------------------------------------------------------
(In thousands, except for percentages)
                                                                       Year Ended December  31,
                                               --------------------------------------------------------------------
                                                  2001           2000          1999          1998          1997
-------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding           $ 202,624      $ 175,134     $ 148,369     $ 133,381     $ 115,099
-------------------------------------------------------------------------------------------------------------------

Allowance for possible loan & lease
losses at beginning of period                  $   2,454      $   2,062     $   1,693     $   1,526     $   1,515

Loans charged off:
   Commercial                                        556            265           214           478           486
   Real estate                                        85             --            --            22            86
   Consumer                                           13              1             3             7            49
   Lease financing receivable                         57             --            14            --            --
-------------------------------------------------------------------------------------------------------------------
Total                                                711            266           231           507           621
-------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial                                          9             23            15           165            25
   Real estate                                        --             --            --            --            --
   Consumer                                           --              4             3            --             2
   Lease financing receivable                         71             --            --            --            --
-------------------------------------------------------------------------------------------------------------------
Total                                                 80             27            18           165            27
-------------------------------------------------------------------------------------------------------------------
Net loans charged off                                631            239           213           342           594
Amount transferred for accounts
  receivable servicing valuation
  reserve                                             --            (41)           --            --            --
Additions to allowance charged
  to operating expenses                              791            672           582           509           605
-------------------------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
losses at end of period                        $   2,614      $   2,454     $   2,062     $   1,693     $   1,526
Ratio of net charge-offs to average
  loans and leases outstanding                       .31%           .14%          .14%          .26%          .52%
Provision for possible loan and lease
  losses to average loans and leases
  outstanding                                        .39%           .38%          .39%          .38%          .53%
Allowance for possible loan and lease
  losses to loans and leases, net of
  deferred fees at end of period                    1.32%          1.21%         1.30%         1.17%         1.24%

      As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans, qualitative factors, uncertainty inherit in the estimation process and historical loss data. The risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan and lease portfolio and assess current economic conditions that will dictate future allowance levels. Table Eight below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2001.

Table Eight:  Allowance for Loan and Lease Losses by Loan Category
----------------------------------------------------------------------------------------------------------------------------------
(In thousands,
except percentages)                   December 31, 2001                 December 31, 2000               December 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                         Percent of loans in                 Percent of loans in              Percent of loans in
                                         each category to total              each category to                 each category to
                               Amount    loans                    Amount     total loans            Amount    total loans
----------------------------------------------------------------------------------------------------------------------------------
Commercial                     $  923            22.0%             $  781           25.9%           $  642           26.4%
Real estate                     1,288            67.7%              1,392           65.1%            1,252           65.3%
Agriculture                       147             5.3%                105            5.3%               78            4.5%
Consumer                          206             3.8%                153            3.1%               88            3.7%
Lease financing receivable         50             1.2%                 23             .6%                2             .1%
----------------------------------------------------------------------------------------------------------------------------------
Total allocated                $2,614           100.0%             $2,454          100.0%           $2,062          100.0%
----------------------------------------------------------------------------------------------------------------------------------

                                      December 31, 1998                 December 31, 1997
-------------------------------------------------------------------------------------------------
                                         Percent of loans in                 Percent of loans in
                                         each category to total              each category to
                               Amount    loans                    Amount     total loans
-------------------------------------------------------------------------------------------------
Commercial                     $  509            25.4%             $  459           24.8%
Real estate                     1,052            68.1%                877           68.6%
Agriculture                        39             2.4%                 14            1.0%
Consumer                           86             3.8%                158            4.9%
Lease financing receivable          7              .3%                 18             .7%
-------------------------------------------------------------------------------------------------
Total allocated                $1,693           100.0%             $1,526          100.0%
-------------------------------------------------------------------------------------------------

Other Real Estate

      At December 31, 2001 and 2000, the Company did not have any ORE properties.

Deposits

      At December 31, 2001, total deposits were $254,888,000 representing an increase of $15,576,000 (6.5%) over the December 31, 2000 balance of $239,312,000. State of California certificates of deposit accounted for $3,000,000 of the deposit growth in 2001. The remainder of the increase in total deposits is attributable to internal growth in noninterest-bearing demand, interest-bearing demand, savings and time deposit categories. During 2000, deposits increased $16,235,000 (7.3%) from the total of $223,077,000 at December 31, 1999.

Capital Resources

      The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

      In May of 1997, the board of directors of the Company authorized a stock repurchase plan. The Company acquired 77,000 shares of its common stock during 1999, 60,000 in 1998 and 25,000 in 1997. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares in connection with stock option plans and in conjunction with annual distributions of a five percent common stock dividend. As a result of the acquisition of North Coast Bank during 2000, which was accounted for as a pooling of interests, the Company was required to discontinue the repurchase of its common stock during the transition period. On September 20, 2001, the Company announced a new plan to repurchase, as conditions warrant, up to 5% annually of the Company's stock in connection with the Company's annual distribution of a 5% stock dividend. During 2001, the Company repurchased 21,400 shares under the new plan.

      The Company and the Subsidiary Banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the FDIC and the OCC, which require maintenance of certain levels of capital. At December 31, 2001, shareholders' equity was $27,942,000, representing an increase of $3,529,000 (14.5%) from $24,413,000 at December 31, 2000. In 2000, shareholders'
equity increased $3.8 million (18.5%) from 1999. The ratio of total risk-based capital to risk adjusted assets was 13.6% at December 31, 2001 compared to 11.7% at December 31, 2000. Tier 1 risk-based capital to risk-adjusted assets was 12.4% at December 31, 2001 and 10.6% at December 31, 2000.

      Table Nine below lists the Company's actual capital ratios at December 31, 2001 and 2000 as well as the minimum capital ratios for capital adequacy.

Table Nine:  Capital Ratios
--------------------------------------------------------------------------------
                                      At December 31,      Minimum Regulatory
Capital to Risk-Adjusted Assets      2001        2000      Capital Requirements
--------------------------------------------------------------------------------

Leverage ratio                         9.8%        8.7%            4.00%

Tier 1 Risk-Based Capital             12.4%       10.6%            4.00%

Total Risk-Based Capital              13.6%       11.7%            8.00%

      Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All Subsidiary Banks ratios are in excess of the regulatory definition of "well capitalized."

      See "American River Holdings and Subsidiaries Financial Statements--Note 13, Regulatory Matters" for a discussion of regulatory capital requirements. Management believes that the Company's capital is adequate to support current operations and anticipated growth, cash dividends and future capital requirements of the Company and its subsidiaries.

Market Risk Management

      Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. Each of the Subsidiary Banks have an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

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

      Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2002 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2001 balances.

      Table Ten below summarizes the effect on net interest income (NII) of a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Table Ten: Interest Rate Risk Simulation of Net Interest as of December 31, 2001
--------------------------------------------------------------------------------
   (In thousands)                                     $ Change in NII
                                                        from Current
                                                      12 Month Horizon
                                                      ----------------
         Variation from a constant rate scenario
            +200bp                                          $  635
            -200bp                                          $ (587)

      The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Interest Rate Sensitivity Analysis

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

      As reflected in Table Eleven below, at December 31, 2001, the cumulative gap through the one-year time horizon indicates a slightly asset sensitive position.

Table Eleven:  Interest Rate Sensitivity
December 31, 2001
-----------------------------------------------------------------------------------------------------
Assets and Liabilities which mature or reprice within (days):
                                                                                 Non-
     (In thousands)            0-90       91-180      181-365      Over 365   repricing       Total
-----------------------------------------------------------------------------------------------------
Assets:
   Investment securities     $ 15,195    $  2,504     $  7,155     $ 37,612    $     --     $ 62,466
   Loans                      105,784      26,126       20,800       42,316          --      195,026
   Other assets                    --          --           --           --      29,067       29,067
-----------------------------------------------------------------------------------------------------
     Total assets            $120,979    $ 28,630     $ 27,955     $ 79,928    $ 29,067     $286,559
=====================================================================================================
Liabilities:
   Non-interest bearing      $     --    $     --     $     --     $     --    $ 67,740     $ 67,740
   Interest bearing:
     Transaction               11,688       4,675        3,506        3,506          --       23,375
     Money market              37,326      14,930       11,198       11,198          --       74,652
     Savings                    6,476       2,590        1,295        2,590          --       12,951
     Time certificates         42,519      14,674       13,919        5,058          --       76,170
   Other borrowings                 6           6           12        2,015          --        2,039
   Other liabilities               --          --           --           --       1,690        1,690
   Shareholders' equity            --          --           --           --      27,942       27,942
-----------------------------------------------------------------------------------------------------
    Total liabilities and
     shareholders' equity    $ 98,015    $ 36,875     $ 29,930     $ 24,367    $ 97,372     $286,559
=====================================================================================================
Interest rate
   sensitivity gap           $ 22,964    $ (8,245)    $ (1,975)    $ 55,561    $(68,305)          --
Cumulative interest
   rate sensitivity gap      $ 22,964    $ 14,719     $ 12,744     $ 68,305          --           --


Inflation

      The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ending December 31, 2001, 2000 and 1999.

Liquidity

      Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2001 were approximately $60,840,000 and $3,776,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2001, consolidated liquid assets totaled $54.8 million or 19.1% of total assets compared to $38.8 million or 13.6% of total assets on December 31, 2000. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $22,000,000 with correspondent banks. At December 31, 2001, the Company had $22,000,000 available under these credit lines. Additionally, the Subsidiary Banks are members of the Federal Home Loan Bank. At December 31, 2001, the Subsidiary Banks could have arranged for up to $11,161,000 in secured borrowings from the Federal Home Loan Bank. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the Available-for-Sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing through the end of 2001, much of the investment portfolio has experienced significant price appreciation, which has resulted in unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank and North Coast Bank can also pledge securities to borrow from the Federal Reserve Bank and the Federal Home Loan Bank.

      The maturity distribution of certificates of deposit is set forth in Table Twelve below for the periods presented. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Table Twelve:  Certificates of Deposit Maturities
December 31, 2001
-------------------------------------------------------------------------------
(In thousands)                           Over $100,000     Less than $100,000
-------------------------------------------------------------------------------
Three months or less                           $20,852          $10,502
Over three months through six months             8,989            5,721
Over six months through twelve months            6,754            7,401
Over twelve months                               8,302            7,649
-------------------------------------------------------------------------------
Total                                          $44,897          $31,273
===============================================================================

      Loan demand also affects the Company's liquidity position. Table Thirteen below presents the maturities of loans for the period indicated.

Table Thirteen:  Loan Maturities (Gross Loans)
-------------------------------------------------------------------------------
December 31, 2001
-------------------------------------------------------------------------------
                       One year   One year through     Over
(In thousands)         or less       five years     five years        Total
-------------------------------------------------------------------------------
  Commercial           $ 19,370       $ 16,316       $  7,933       $ 43,619
  Real estate            39,528         26,427         68,143        134,098
  Agriculture             1,346          5,713          3,192         10,251
  Consumer                1,037          4,187          2,374          7,598
  Leases                      0          2,499              0          2,499
-------------------------------------------------------------------------------
  Total                $ 61,281       $ 55,142       $ 81,642       $198,065
===============================================================================

      Loans shown above with maturities greater than one year include $116,118,000 of floating interest rate loans and $20,666,000 of fixed rate loans.

      The maturity distribution and yields of the investment portfolios are presented in Table Fourteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis.

Table Fourteen:  Securities Maturities and Weighted Average Yields
December 31, 2001, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)                                                                                        Weighted
                                                      Amortized      Unrealized     Unrealized      Market        Average
(In thousands)                                           Cost           Gain          Losses         Value         Yield
------------------------------------------------------------------------------------------------------------------------------
December 31, 2001
Available-for-sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                            $  5,866          $ 158           $  -      $  6,024         6.310%
     Maturing after 1 year but within 5 years            12,184            307             12        12,479         5.302%
State & political subdivisions
     Maturing after 1 year but within 5 years             1,788            101              -         1,889         6.651%
     Maturing after 5 years but within 10 Years           1,821             82              -         1,903         7.615%
     Maturing after 10 years                              6,015            160             27         6,148         7.487%
Government guaranteed mortgage-backed
     securities                                           1,108              2              6         1,104         5.258%
Other
     Maturing within 1 year                               4,518             19              4         4,533         3.667%
     Maturing after 1 year but within 5 years               784             11              6           789         4.623%
     Non maturing                                           923             20              9           934         6.799%
------------------------------------------------------------------------------------------------------------
Total investment securities                            $ 35,007          $ 860           $ 64      $ 35,803         5.717%
============================================================================================================

(Taxable Equivalent Basis)
                                                       Amortized     Unrealized     Unrealized      Market        Average
(In thousands)                                           Cost           Gain          Losses         Value         Yield
---------------------------------------------------------------------------------------------------------------------------
December 31, 2000
Available-for-sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                            $  4,350          $   4         $  (3)      $  4,351         6.021%
     Maturing after 1 year but within 5 years            11,804            157            (5)        11,956         6.294%
State & political subdivisions
     Maturing within 1 year                                 200              -              -           200         6.100%
     Maturing after 1 year but within 5 years             1,788             29            (6)         1,811         6.566%
     Maturing after 5 years but within 10 Years             381              6              -           387         6.907%
     Maturing after 10 years                              7,211            193           (23)         7,381         7.308%
Government guaranteed mortgage-backed
     securities                                             163              -              -           163         6.765%
Other
     Maturing within 1 year                               3,950              -              -         3,950         6.370%
     Non maturing                                         1,366             24           (26)         1,364         5.600%
------------------------------------------------------------------------------------------------------------
Total investment securities                            $ 31,213          $ 413         $ (63)      $ 31,563         6.497%
============================================================================================================
December 31, 1999
Available-for-sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                            $  6,481          $   4         $  (6)      $  6,479         6.173%
     Maturing after 1 year but within 5 years            12,338              -          (147)        12,191         6.139%
State & political subdivisions
     Maturing after 1 year but within 5 years             1,156              -           (27)         1,129         6.426%
     Maturing after 5 years but within 10 Years             450              -           (26)           424         6.333%
     Maturing after 10 years                              7,029             15          (307)         6,737         7.835%
Government guaranteed mortgage-backed
     securities                                             228              -            (3)           225         6.300%
Other
     Maturing within 1 year                               9,908              -             -          9,908         6.168%
     Maturing after 5 years but within 10 years             252              -           (17)           235         8.652%
     Maturing after 10 years                                486             25             -            511        10.135%
     Non maturing                                           922             15             -            937         3.936%
------------------------------------------------------------------------------------------------------------
Total investment securities                            $ 39,250          $  59         $(533)      $ 38,776         6.473%
============================================================================================================
December 31, 2001
Held-to-maturity securities:
State & political subdivisions
     Maturing after 1 year but within 5 years          $  1,323          $  51         $    -        $1,374         6.510%
     Maturing after 5 years but within 10 Years              16              -              -            16        15.840%
Government guaranteed mortgage-backed
     securities                                          11,770            169             95        11,844         5.923%
------------------------------------------------------------------------------------------------------------
Total investment securities                            $ 13,109          $ 220         $   95      $ 13,234         5.994%
============================================================================================================

(Taxable Equivalent Basis)
                                                       Amortized     Unrealized     Unrealized      Market        Average
(In thousands)                                           Cost           Gain          Losses         Value         Yield
---------------------------------------------------------------------------------------------------------------------------
December 31, 2000
Held-to-maturity securities:
U.S. Treasury and agency securities
     Maturing within 1 year                            $  1,501           $  2         $  (1)      $  1,502         6.396%
State & political subdivisions
     Maturing within 1 year                                 553              4              -           557         8.352%
     Maturing after 1 year but within 5 years             1,324             16              -         1,340         6.510%
     Maturing after 5 years but within 10 Years              23              -              -            23        15.840%
Government guaranteed mortgage-backed
     securities                                           9,965             48           (12)        10,001         6.580%
Other
     Maturing within 1 year                               1,836              1            (3)         1,834         5.838%
     Maturing after 1 year but within 5 years             1,253             13              -         1,266         6.884%
------------------------------------------------------------------------------------------------------------
Total investment securities                            $ 16,455           $ 84         $ (16)      $ 16,523         6.570%
============================================================================================================
December 31, 1999
Held-to-maturity securities:
U.S. Treasury and agency securities
     Maturing within 1 year                            $  1,505              -         $  (3)      $  1,502         5.862%
     Maturing after 1 year but within 5 years             1,498           $  3            (4)         1,497         6.397%
State & political subdivisions
     Maturing within 1 year                                 116              2              -           118         8.250%
     Maturing after 1 year but within 5 years             2,041             14            (7)         2,048         6.979%
     Maturing after 5 years but within 10 Years              31                                          31        15.840%
Government guaranteed mortgage-backed
     securities                                          11,891              -          (155)        11,736         6.421%
Other
     Maturing within 1 year                                 753              -            (3)           750         5.703%
     Maturing after 1 year but within 5 years             2,664              -           (42)         2,622         6.054%
------------------------------------------------------------------------------------------------------------
Total investment securities                            $ 20,499           $ 19         $(214)      $ 20,304         6.384%
============================================================================================================

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

      Certain financial institutions have elected to use special purpose vehicles ("SPV") to dispose of problem assets. An SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent corporation goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. We do not use those vehicles or any other structures to dispose of problem assets.

      As of December 31, 2001, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $60,840,000 and $3,776,000, respectively, at December 31, 2001, a compared to $51,201,000 and $875,000, respectively, at December 31, 2000. As a percentage of net loans and leases these off-balance sheet items represent 33.1%, and 25.5%, respectively.

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

      The change in the calculated fair value percentage relates to the loan and investment categories and is the result of changes in interest during the year. See "American River Holdings and Subsidiaries Financial Statements--Note 18, Disclosures About Fair Value of Financial Instruments".

Accounting Pronouncements

      In July 2001, the Financial Standards Accounting Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations covering elimination of pooling accounting treatment in business combinations and financial accounting and reporting for acquired goodwill and other intangible assets at acquisition. SFAS No. 141 supersedes APB Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all mergers and business combinations initiated after the effective date must be accounted for as "purchase" transactions. A merger or business combination was considered initiated if the major terms of the transaction, including the exchange or conversion ratio, were publicly announced or otherwise disclosed to shareholders of the combining companies prior to the effective date. Goodwill in any merger or business combination which was not initiated prior to the effective date will be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB concurrently adopted SFAS No. 142, Goodwill and Other Intangible Assets to address financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date, for fiscal years beginning after December 15, 2001. It is not certain what effect SFAS No. 141 and SFAS No. 142 may have upon the pace of business combinations in the banking industry in general or upon prospects of any merger or business combination opportunities involving the Company in the future. The Company was required to adopt SFAS No. 142 beginning January 1, 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position, results of operations, or cash flows as the Company had only $63,000 in goodwill as of December 31, 2001 and all of the Company's intangible assets at December 31, 2001 will continue to be amortized.

      In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS No. 125 which was issued in June 1996. The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS No. 140 resolves implementation issues which arose as a result of SFAS No. 125, but carries forward most of the provisions of the original statement. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a significant impact on the Company's financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaced SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaced the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

      SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations

Other Matters

      CALIFORNIA ENERGY SHORTAGE: The State of California recently experienced periodic electric power shortages. It is uncertain whether these shortages will continue. Conservation efforts and unanticipated cooler weather conditions through the summer months of 2001 have resulted in lower demand for electricity throughout California and an electricity surplus. California also initiated action to supplement conservation efforts including acceleration of the approval process for development of new energy production facilities and entering into long-term energy contracts for the supply of electricity. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiaries' significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

      EFFECTS OF TERRORISM: The terrorist actions on September 11, 2001 and thereafter have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K is contained in Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
Independent Auditor's Reports                                             39

Consolidated Balance Sheet, December 31, 2001 and 2000                    40

Consolidated Statement of Income for the years ended
   December 31, 2001, 2000 and 1999                                       41

Consolidated Statement of Changes in Shareholders' Equity
   for the years ended December 31, 2001, 2000 and 1999                   42

Consolidated Statement of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999                                       43-44

Notes to Consolidated Financial Statements                                45-72

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Shareholders and Board of Directors
American River Holdings and Subsidiaries

      We have audited the accompanying consolidated balance sheet of American River Holdings and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Holdings and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ Perry-Smith LLP



February 8, 2002

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 2001 and 2000
                             (Dollars in thousands)

                                                                                        2001             2000
                                                                                    -------------   --------------
                            ASSETS

Cash and due from banks                                                             $      20,342   $       21,236
Federal funds sold                                                                          7,814
Interest-bearing deposits in banks                                                          5,740            5,540
Investment securities (Note 3):
    Available for sale, at fair value                                                      35,803           31,563
    Held to maturity, at amortized cost                                                    13,109           16,455
Loans and leases, less allowance for loan and lease losses of
    $2,614 in 2001 and $2,454 in 2000 (Notes 4, 8, 9, 11 and 16)                          195,026          200,658
Premises and equipment, net (Note 5)                                                        1,903            1,688
Accounts receivable servicing receivables, net (Notes 6 and 14)                             2,869            3,180
Accrued interest receivable and other assets (Note 10)                                      3,953            3,806
                                                                                    -------------   --------------

                                                                                    $     286,559   $      284,126
                                                                                    =============   ==============

                        LIABILITIES AND
                     SHAREHOLDERS' EQUITY

Deposits:
    Noninterest bearing                                                             $      67,740   $       64,920
    Interest bearing (Note 7)                                                             187,148          174,392
                                                                                    -------------   --------------

              Total deposits                                                              254,888          239,312

Short-term borrowings (Note 8)                                                                              15,990
Long-term debt (Note 9)                                                                     2,039            2,084
Accrued interest payable and other liabilities                                              1,690            2,327
                                                                                    -------------   --------------

              Total liabilities                                                           258,617          259,713
                                                                                    -------------   --------------

Commitments and contingencies (Note 11)

Shareholders' equity (Notes 12 and 13):
    Common stock - no par value; 20,000,000 shares authorized;
       issued and outstanding - 2,519,717 shares in 2001 and
       2,395,158 shares in 2000                                                            14,167           12,320
    Retained earnings                                                                      13,290           11,876
    Accumulated other comprehensive income (Notes 3 and 17)                                   485              217
                                                                                    -------------   --------------

              Total shareholders' equity                                                   27,942           24,413
                                                                                    -------------   --------------

                                                                                    $     286,559   $      284,126
                                                                                    =============   ==============

                     The accompanying notes are an integral
                       part of these financial statements.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

              For the Years Ended December 31, 2001, 2000 and 1999
                 (Dollars in thousands, except per share data)

                                                                        2001            2000             1999
                                                                   --------------   -------------   --------------
Interest income:
    Interest and fees on loans                                     $       17,883   $      17,294   $       13,926
    Interest on Federal funds sold                                            202             353              451
    Interest on deposits in banks                                             342             409              336
    Interest and dividends on investment securities:
       Taxable                                                              1,871           2,643            2,126
       Exempt from Federal income taxes                                       464             462              339
       Dividends                                                               81              66               51
                                                                   --------------   -------------   --------------

              Total interest income                                        20,843          21,227           17,229
                                                                   --------------   -------------   --------------

Interest expense:
    Interest on deposits (Note 7)                                           6,042           7,330            5,316
    Interest on short-term borrowings (Note 8)                                 97             183               28
    Interest on long-term debt (Note 9)                                       127             129              131
                                                                   --------------   -------------   --------------

              Total interest expense                                        6,266           7,642            5,475
                                                                   --------------   -------------   --------------

              Net interest income                                          14,577          13,585           11,754

Provision for loan and lease losses (Note 4)                                  791             672              582
                                                                   --------------   -------------   --------------

              Net interest income after provision for loan
                 and lease losses                                          13,786          12,913           11,172
                                                                   --------------   -------------   --------------

Noninterest income:
    Service charges                                                           562             602              537
    Gain on sale of available-for-sale investment securities,
       net (Note 3)                                                                            13
    Other income (Notes 6 and 14)                                           1,803           1,568            1,110
                                                                   --------------   -------------   --------------

              Total noninterest income                                      2,365           2,183            1,647
                                                                   --------------   -------------   --------------

Noninterest expense:
    Salaries and employee benefits (Notes 4 and 15)                         5,334           4,961            4,366
    Occupancy (Notes 5 and 11)                                                810             757              699
    Furniture and equipment (Notes 5 and 11)                                  564             461              457
    Other expense (Note 14)                                                 2,794           3,150            2,248
                                                                   --------------   -------------   --------------

              Total noninterest expense                                     9,502           9,329            7,770
                                                                   --------------   -------------   --------------

              Income before income taxes                                    6,649           5,767            5,049

Income taxes (Note 10)                                                      2,612           2,221            1,921
                                                                   --------------   -------------   --------------

              Net income                                           $        4,037   $       3,546   $        3,128
                                                                   ==============   =============   ==============


Basic earnings per share (Note 12)                                 $         1.59   $        1.42   $         1.25
                                                                   ==============   =============   ==============

Diluted earnings per share (Note 12)                               $         1.50   $        1.35   $         1.18
                                                                   ==============   =============   ==============

Cash dividends per share of issued and outstanding common
          stock, adjusted for stock dividends                      $          .27   $         .24   $          .21
                                                                   ==============   =============   ==============

   The accompanying notes are an integral part of these financial statements.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                                                             Accum-
                                                                                             ulated
                                                                                              Other
                                                                                             Compre-
                                                        Common Stock                         hensive      Share-        Compre-
                                                 --------------------------    Retained      Income      holders'       hensive
                                                     Shares        Amount      Earnings      (Loss)       Equity        Income
                                                 -------------  -----------   -----------  -----------  -----------  -----------
Balance, January 1, 1999                             2,177,811  $     9,747   $     9,236  $       185  $    19,168
Comprehensive income (Note 17):
   Net income                                                                       3,128                     3,128  $     3,128
   Other comprehensive loss, net of tax:
     Unrealized losses on available-for-sale
       investment securities                                                                      (479)        (479)        (479)
                                                                                                                     -----------
         Total comprehensive income                                                                                  $     2,649
                                                                                                                     ===========

Cash dividends ($.21 per share)                                                      (416)                     (416)
5% stock dividend                                       85,879        1,474        (1,474)
Fractional shares redeemed                                                             (7)                       (7)
Stock options exercised                                 74,742          692                                     692
Retirement of common stock (Note 12)                   (89,753)      (1,475)                                 (1,475)
                                                 -------------  -----------   -----------  -----------  -----------

Balance, December 31, 1999                           2,248,679       10,438        10,467         (294)      20,611
Comprehensive income (Note 17):
   Net income                                                                       3,546                     3,546  $     3,546
   Other comprehensive income, net of tax:
     Unrealized gains on available-for-sale
       investment securities                                                                       511          511          511
                                                                                                                     -----------
         Total comprehensive income                                                                                  $     4,057
                                                                                                                     ===========

Cash dividends ($.24 per share)                                                      (535)                     (535)
5% stock dividend                                      113,742        1,596        (1,596)
Fractional shares redeemed                                                             (6)                       (6)
Stock options exercised                                 32,737          286                                     286
                                                 -------------  -----------   -----------  -----------  -----------

Balance, December 31, 2000                           2,395,158       12,320        11,876          217       24,413
Comprehensive income (Note 17):
   Net income                                                                       4,037                     4,037  $     4,037
   Other comprehensive income, net of tax:
     Unrealized gains on available-for-sale
       investment securities (Note 3)                                                              268          268          268
                                                                                                                     -----------
         Total comprehensive income                                                                                  $     4,305
                                                                                                                     ===========

Cash dividends ($.27 per share)                                                      (681)                     (681)
5% stock dividend                                      120,531        1,935        (1,935)
Fractional shares redeemed                                                             (7)                       (7)
Stock options exercised                                 25,428          247                                     247
Retirement of common stock (Note 12)                   (21,400)        (335)                                   (335)
                                                 -------------  -----------   -----------  -----------  -----------

Balance, December 31, 2001                           2,519,717  $    14,167   $    13,290  $       485  $    27,942
                                                 =============  ===========   ===========  ===========  ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                                        2001            2000             1999
                                                                   --------------   -------------   --------------
Cash flows from operating activities:
   Net income                                                      $        4,037   $       3,546   $        3,128
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan and lease losses                                    791             672              582
       (Decrease) increase in deferred loan and lease origination
         fees, net                                                           (173)            178              (36)
       Net gain on the sale of available-for-sale investment
         securities                                                                           (13)
       Depreciation and amortization                                          439             359              277
       Accretion of investment security discounts, net                        (46)           (251)             (54)
       Loss on sale of other real estate                                                                         3
       Provision for losses on other real estate                                                                 7
       Provision for accounts receivable servicing asset losses                10              30
       Increase in accrued interest receivable and other
         assets                                                              (180)           (336)            (406)
       (Decrease) increase in accrued interest payable
         and other liabilities                                               (678)            503              132
       Deferred taxes                                                        (179)           (289)            (107)
                                                                   --------------   -------------   --------------

           Net cash provided by operating activities                        4,021           4,399            3,526
                                                                   --------------   -------------   --------------

Cash flows from investing activities:
   Proceeds from the sale of available-for-sale investment
     securities                                                             1,979              20            1,996
   Proceeds from the redemption of Federal Home Loan
     Bank  stock                                                                              554
   Proceeds from called available-for-sale investment
     securities                                                             1,500
   Proceeds from matured available-for-sale investment
     securities                                                             9,020          22,500           23,820
   Proceeds from called held-to-maturity investment
     securities                                                                               155
   Proceeds from matured held-to-maturity investment
     securities                                                             2,050           2,365            3,330
   Purchases of available-for-sale investment securities                  (13,228)        (14,745)         (39,391)
   Purchases of held-to-maturity investment securities                     (5,193)           (487)         (10,865)
   Proceeds from principal repayments for available-for-sale
     government-guaranteed mortgage-backed securities                          92              65              301
   Proceeds from principal repayments for held-to-maturity
     government-guaranteed mortgage-related securities                      3,378           1,918            3,047
   Net (increase) decrease in interest-bearing deposits in
     banks                                                                   (200)            780             (612)
   Net decrease (increase) in loans and leases                              5,023         (44,412)         (14,270)
   Net decrease (increase) in accounts receivable servicing
     receivables                                                              301          (1,128)            (934)
   Purchases of equipment                                                    (629)           (799)            (479)
   Proceeds from the sale of other real estate                                                                 450
                                                                   --------------   -------------   --------------

           Net cash provided by (used in) investing activities              4,093         (33,214)         (33,607)
                                                                   --------------   --------------  --------------

                                   (Continued)

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                                        2001            2000             1999
                                                                   --------------   -------------   --------------
Cash flows from financing activities:
   Net increase in demand, interest-bearing and savings
     deposits                                                      $        7,764   $      18,174   $       15,539
   Net increase (decrease) in time deposits                                 7,812          (1,939)          10,434
   Repayment of Federal Home Loan Bank advance                                (45)            (41)             (39)
   (Decrease) increase in short-term borrowings                           (15,990)         14,990            1,000
   Exercise of stock options                                                  247             286              692
   Cash paid to repurchase common stock                                      (335)                          (1,475)
   Payment of cash dividends                                                 (640)           (438)            (386)
   Cash paid for fractional shares in connection with stock
     dividends                                                                 (7)             (6)              (7)
                                                                   --------------   -------------   --------------

           Net cash (used in) provided by financing activities             (1,194)         31,026           25,758
                                                                   --------------   -------------   --------------

           Increase (decrease) in cash and cash
              equivalents                                                   6,920           2,211           (4,323)

Cash and cash equivalents at beginning of year                             21,236          19,025           23,348
                                                                   --------------   -------------   --------------

Cash and cash equivalents at end of year                           $       28,156   $      21,236   $       19,025
                                                                   ==============   =============   ==============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest expense                                              $        6,299   $       7,599   $        5,520
     Income taxes                                                  $        2,954   $       2,279   $        1,957

Non-cash investing activities:
   Net change in unrealized gain on available-for-sale
     investment securities                                         $          446   $         824   $         (771)
   Transfer of corporate debt securities from the held-to-
     maturity category to the available-for-sale category          $        3,089

Non-cash financing activities:
   Dividends declared and unpaid                                   $          353    $        312     $        215

                     The accompanying notes are an integral
                       part of these financial statements.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    THE BUSINESS OF THE COMPANY

      American River Holdings (the "Company") was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder.

      The Company's wholly-owned subsidiaries include American River Bank (ARB), First Source Capital, and North Coast Bank (NCB). ARB was incorporated in 1983. ARB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. ARB operates four banking offices in Sacramento, Placer, El Dorado and Yolo counties.

      First Source Capital was formed in July 1999 to conduct lease financing activities for most types of business assets. First Source Capital acts as a lease broker and receives a fee for each lease recorded on the books of the party acting as the funding source.

      On October 25, 2000, the Company completed a merger with NCB by exchanging 486,685 shares of its common stock (after adjustment for fractional shares) for all of the common stock of NCB. Each share of NCB was exchanged for .9644 of a share of the Company. In addition, NCB stock options were converted at the same exchange ratio into options to purchase 154,278 shares of the Company's common stock. The business combination was accounted for on a pooling-of-interests basis. NCB's net income for the period ended October 25, 2000 (unaudited) was $420,000 and for the year ended December 31, 1999 was $227,000. NCB is a national banking association, organized in 1990 with its headquarters in Santa Rosa, California. NCB operates three full service banking offices within its primary service areas of Sonoma County, in the cities of Healdsburg, Santa Rosa and Windsor. NCB's primary business is serving the business or commercial banking needs of small to mid-sized businesses within Sonoma, Napa, Marin and Mendocino counties.

      The deposits of both ARB and NCB are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable legal limits. Neither bank offers trust services or international banking services and do not plan to do so in the near future.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General
      -------

      The accounting and reporting policies of the Company and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the financial services industry.

      Reclassifications
      -----------------

      Certain reclassifications have been made to prior years' balances to conform to classifications used in 2001.

      Principles of Consolidation
      ---------------------------

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Investment Securities
     ---------------------

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

      Loans and Leases
      ----------------

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Loan Sales and Servicing
      ------------------------

      Included in the portfolio are Small Business Administration (SBA) and Farmer Mac guaranteed loans that may be sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date that the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. However, there were no sales of loans subject to these recourse provisions at December 31, 2001, 2000 and 1999. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2001 and 2000.

      SBA and Farmer Mac loans with unpaid balances of $2,691,000 and $4,511,000 were being serviced for others as of December 31, 2001 and 2000, respectively. The Company also serviced loans that are participated with other financial institutions totaling $12,678,000 and $13,388,000 as of December 31, 2001 and 2000, respectively. In addition, the Company serviced loans originated by others totaling $27,732,000 and $25,820,000 as of December 31, 2001 and 2000, respectively.

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

      Allowance for Loan and Lease Losses
      -----------------------------------

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Allowance for Loan and Lease Losses (Continued)
      -----------------------------------

      The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan and lease losses at December 31, 2001 and 2000, respectively, reflect management's estimate of possible losses in the portfolio.

      Other Real Estate
      -----------------

      Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. There was no other real estate held by the Company at December 31, 2001 and 2000.

      Premises and Equipment
      ----------------------

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

      Income Taxes
      ------------

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Earnings Per Share
      ------------------

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

      Stock-Based Compensation
      ------------------------

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

      Use of Estimates
      ----------------

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

      Impact of New Financial Accounting Standards
      --------------------------------------------

      In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS No. 125 which was issued in June 1996. The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS No. 140 resolves implementation issues which arose as a result of SFAS No. 125, but carries forward most of the provisions of the original statement. SFAS 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of this statement has had a significant impact on the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations, the purchase method of accounting. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS No. 141 applies to all business combinations for which the date of acquisition is July 1, 2001 or later.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Impact of New Financial Accounting Standards (Continued)
      --------------------------------------------

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will be evaluated periodically for impairment rather than amortized. The provisions of this statement apply to financial statements for fiscal years beginning after December 15, 2001, except for goodwill or other intangible assets acquired after June 30, 2001 for which SFAS No. 142 is immediately effective. Management does not believe the adoption of SFAS No. 141 and SFAS No. 142 will have a significant impact on the Company's financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provision of Accounting Principles Board Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management does not believe the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

3.    INVESTMENT SECURITIES

      The amortized cost and estimated market value of investment securities at December 31, 2001 and 2000 consisted of the following (dollars in thousands):

      Available-for-Sale:
      ------------------

                                                                           2001
                                          ---------------------------------------------------------------------

                                                                  Gross            Gross           Estimated
                                              Amortized        Unrealized       Unrealized          Market
                                                Cost              Gains           Losses             Value
                                          ----------------  ---------------   ---------------  ----------------
      U.S. Government agencies            $         18,050  $           465   $           (12) $         18,503
      U.S. Government guaranteed
        mortgage-backed securities                   1,108                2                (6)            1,104
      Obligations of states and
        political subdivisions                       9,624              343               (27)            9,940
      Corporate debt securities                      2,309               30               (10)            2,329
      Corporate stock                                  583               20                (9)              594
      Commercial paper                               2,993                                                2,993
      Federal Home Loan Bank stock                     220                                                  220
      Federal Reserve Bank stock                       120                                                  120
                                          ----------------  ---------------   ---------------  ----------------

                                          $         35,007  $           860   $           (64) $         35,803
                                          ================  ===============   ===============  ================

      Net unrealized gains on available-for-sale investment securities totaling $796,000 were recorded, net of $311,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity. Proceeds from the sale of available-for-sale investment securities for the year ended December 31, 2001 totaled $1,979,000. No gains or losses were recognized.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.    INVESTMENT SECURITIES (Continued)

      Available-for-Sale: (Continued)
      ------------------

                                                                           2000
                                          ---------------------------------------------------------------------
                                                                  Gross            Gross           Estimated
                                              Amortized        Unrealized       Unrealized          Market
                                                Cost              Gains           Losses             Value
                                          ----------------  ---------------   ---------------  ----------------
      U.S. Government agencies            $         16,154  $           161   $            (8) $         16,307
      U.S. Government guaranteed
        mortgage-backed securities                     163                                                  163
      Obligations of states and
        political subdivisions                       9,580              228               (29)            9,779
      Corporate stock                                1,050               24               (26)            1,048
      Commercial paper                               3,950                                                3,950
      Federal Home Loan Bank stock                     204                                                  204
      Federal Reserve Bank stock                       112                                                  112
                                          ----------------  ---------------   ---------------  ----------------

                                          $         31,213  $           413   $           (63) $         31,563
                                          ================  ===============   ===============  ================

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

      Held-to-Maturity:
      ----------------

                                                                           2001
                                          ---------------------------------------------------------------------
                                                                  Gross            Gross           Estimated
                                              Amortized        Unrealized       Unrealized          Market
                                                Cost              Gains           Losses             Value
                                          ----------------  ---------------   ---------------  ----------------
      Obligations of states and
        political subdivisions            $          1,339  $            51                    $          1,390
      Government guaranteed
        mortgage-backed securities                  11,762              169   $           (95)           11,836
      SBA loan pools                                     8                                                    8
                                          ----------------  ---------------   ---------------  ----------------

                                          $         13,109  $           220   $           (95) $         13,234
                                          ================  ===============   ===============  ================

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



3.    INVESTMENT SECURITIES (Continued)

      Held-to-Maturity (Continued)
      ----------------

                                                                           2000
                                          ---------------------------------------------------------------------
                                                                  Gross            Gross           Estimated
                                              Amortized        Unrealized       Unrealized          Market
                                                Cost              Gains           Losses             Value
                                          ----------------  ---------------   ---------------  ----------------
      U.S. Government agencies            $          1,501  $             2   $            (1) $          1,502
      Obligations of states and
        political subdivisions                       1,900               20                               1,920
      Government guaranteed
        mortgage-backed securities                   9,944               48               (12)            9,980
      Corporate debt securities                      3,089               14                (3)            3,100
      SBA loan pools                                    21                                                   21
                                          ----------------  ---------------   ---------------  ----------------

                                          $         16,455  $            84   $           (16) $         16,523
                                          ================  ===============   ===============  ================

      On January 1, 2001, all corporate debt securities were transferred from the held-to-maturity category to the available-for-sale category upon the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued by the Financial Accounting Standards Board. The amortized cost and market value of the transferred securities on the date of the transfer were $3,089,000 and $3,100,000, respectively. Accordingly, unrealized gains of $11,000 were recorded, net of $4,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity. There were no sales or other transfers of held-to-maturity investment securities for the years ended December 31, 2001, 2000 and 1999.

      The amortized cost and estimated market value of investment securities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Available-for-Sale                  Held-to-Maturity
                                          ---------------------------------   ---------------------------------
                                                                Estimated                          Estimated
                                              Amortized          Market          Amortized          Market
                                                Cost              Value            Cost              Value
                                          ----------------  ---------------   ---------------  ----------------
                                                                  (Dollars in thousands)
      Within one year                     $         10,384  $        10,557
      After one year through five years             14,756           15,157   $         1,324  $          1,375
      After five years through ten years             1,821            1,903                15                15
      After ten years                                6,015            6,148
                                          ----------------  ---------------   ---------------  ----------------

                                                    32,976           33,765             1,339             1,390

      Investment securities not due at
         a single maturity date:
             SBA loan pools                                                                 8                 8
             Government guaranteed
               mortgage-backed securities            1,108            1,104            11,762            11,836
           Corporate stock                             583              594
           Federal Home Loan Bank
             stock                                     220              220
           Federal Reserve Bank stock                  120              120
                                          ----------------  ---------------   ---------------  ----------------

                                          $         35,007  $        35,803   $        13,109  $         13,234
                                          ================  ===============   ===============  ================

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.    INVESTMENT SECURITIES (Continued)

      Investment securities with amortized costs totaling $10,654,000 and $7,732,000 and market values totaling $10,931,000 and $7,794,000 were pledged to secure treasury tax and loan accounts, State Treasury funds on deposit, and short-term borrowing arrangements at December 31, 2001 and 2000, respectively.

4.    LOANS AND LEASES

      Outstanding loans and leases are summarized as follows (dollars in thousands):

                                                           December 31,
                                                   ----------------------------

                                                        2001          2000
                                                   -------------  -------------

      Real estate - commercial                     $     100,158  $      97,390
      Real estate - construction                          30,821         27,182
      Real estate - residential                            3,119          8,085
      Commercial                                          43,619         52,726
      Lease financing receivable                           2,499          1,150
      Agriculture                                         10,251         10,764
      Consumer                                             7,598          6,413
                                                   -------------   ------------

                                                         198,065        203,710

      Deferred loan and lease fees, net                     (425)          (598)
      Allowance for loan and lease losses                 (2,614)        (2,454)
                                                   -------------  -------------

                                                   $     195,026  $     200,658
                                                   =============  =============

      Certain loans have been pledged to secure borrowing arrangements (see Notes 8 and 9).

      Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

                                                   Year Ended December 31,
                                             ----------------------------------

                                                2001         2000       1999
                                             ----------  ----------  ----------

      Balance, beginning of year             $    2,454  $    2,062  $    1,693
      Provision charged to operations               791         672         582
      Losses charged to allowance                  (711)       (266)       (231)
      Amounts transferred to accounts
          receivable servicing receivables
          valuation reserve (Note 6)                            (41)
      Recoveries                                     80          27          18
                                             ----------  ----------  ----------

                Balance, end of year         $    2,614  $    2,454  $    2,062
                                             ==========  ==========  ==========


      At December 31, 2001 and 2000, nonaccrual loans totaled $856,000 and $674,000 respectively. Interest foregone on nonaccrual loans for the years ended December 31, 2001, 2000 and 1999 was not material.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.    LOANS AND LEASES (Continued)

      The recorded investment in loans and leases that were considered to be impaired totaled $856,000 and $674,000 at December 31, 2001 and 2000, respectively. The related allowance for loan and lease losses for these loans and leases as determined under loan impairment standards at December 31, 2001 and 2000 was $263,000 and $86,000, respectively. The average recorded investment in impaired loans and leases for the years ended December 31, 2001, 2000 and 1999 was $733,000, $128,000 and $279,000,
      respectively. Interest income recognized on impaired loans and leases using a cash-basis method for the years ended December 31, 2001, 2000 and 1999 was not material.

      Salaries and employee benefits totaling $483,000, $530,000 and $502,000 have been deferred as loan and lease origination costs for the years ended December 31, 2001, 2000 and 1999, respectively.

5.    PREMISES AND EQUIPMENT

      Premises and equipment consisted of the following (dollars in thousands):

                                                              December 31,
                                                          --------------------

                                                             2001      2000
                                                          ---------  ---------

      Land                                                $     149  $     149
      Building and improvements                                 213        213
      Furniture, fixtures and equipment                       3,954      3,334
      Leasehold improvements                                    765        759
                                                          ---------  ---------

                                                              5,081      4,455
      Less accumulated depreciation
             and amortization                                (3,178)    (2,767)
                                                          ---------  ---------

                                                          $   1,903  $   1,688
                                                          =========  =========

      Depreciation and amortization included in occupancy and furniture and equipment expenses totaled $414,000, $325,000 and $324,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.    ACCOUNTS RECEIVABLE SERVICING RECEIVABLES

      The Company purchases existing accounts receivable on a discounted basis from selected borrowers and assumes the related billing and collection responsibilities. Accounts receivable servicing fees included in other income totaled $459,000, $430,000 and $272,000 for the years ended December 31, 2001, 2000 and 1999 respectively (see Note 14). The valuation allowance for these receivables is not significant.

7.    INTEREST-BEARING DEPOSITS

      Interest-bearing deposits consisted of the following (dollars in thousands):

                                                              December 31,
                                                          --------------------

                                                             2001      2000
                                                          ---------  ---------

      Savings                                             $  12,951  $  12,086
      Money market                                           74,652     71,540
      NOW accounts                                           23,375     22,408
      Time, $100,000 or more                                 44,897     39,007
      Other time                                             31,273     29,351
                                                          ---------  ---------

                                                          $ 187,148  $ 174,392
                                                          =========  =========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



7.    INTEREST-BEARING DEPOSITS (Continued)

      Aggregate annual maturities of time deposits are as follows (dollars in thousands):

                Year Ending
               December 31,
               ------------

                   2002                                        $  60,220
                   2003                                            5,904
                   2004                                            4,305
                   2005                                            3,912
                   2006                                            1,829
                                                               ---------

                                                               $  76,170
                                                               =========

      Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

                                                 Year Ended December 31,
                                         -------------------------------------
                                             2001         2000         1999
                                         -----------  -----------  -----------

      Savings                            $       166  $       297  $       307
      Money market                             1,849        2,587        1,576
      NOW accounts                               115          247          226
      Time, $100,000 or more                   1,917        2,318        1,677
      Other time                               1,995        1,881        1,530
                                         -----------  -----------  -----------

                                         $     6,042  $     7,330  $     5,316
                                         ===========  ===========  ===========

8.    SHORT-TERM BORROWING ARRANGEMENTS

      The Company has a total of $22,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. Advances totaling $8,000,000 and $7,000,000 were outstanding from two of its correspondent banks at December 31, 2000, bearing interest rates of 7.25% and 6.50% and maturing January 1, 2001. There were no borrowings outstanding under these arrangements at December 31, 2001.

      In addition, the Company has a line of credit available with the Federal Home Loan Bank which is secured by pledged mortgage loans (see Note 9). Borrowings may include overnight advances as well as loans with a term of up to thirty years. An advance totaling $990,000 was outstanding from the Federal Home Loan Bank at December 31, 2000, bearing an interest rate of 6.63% and maturing January 22, 2001. There were no short-term borrowings outstanding under this line of credit at December 31, 2001.

9.    LONG-TERM DEBT

      The Company can borrow up to $11,161,000 from the Federal Home Loan Bank on either a short-term or long-term basis, secured by qualifying mortgage loans with unpaid balances of $19,655,000 at December 31, 2001. Long-term debt consisted of an advance from the Federal Home Loan Bank totaling $2,039,000 and $2,084,000 at December 31, 2001 and 2000, respectively, bearing a fixed interest rate of 6.13%, due in monthly installments of approximately $14,000, including principal and interest, with the final principal payment of $1,711,000 due December 21, 2007.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.    LONG-TERM DEBT (Continued)

      Future minimum principal payments on long-term debt are as follows (dollars in thousands):

               Year Ending
              December 31,
              ------------

                  2002                                         $      47
                  2003                                                50
                  2004                                                54
                  2005                                                57
                  2006                                                60
               Thereafter                                          1,771
                                                               ---------

                                                               $   2,039
                                                               =========

10.   INCOME TAXES

      The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consisted of the following (dollars in thousands):

                                              Federal      State        Total
                                             ---------   ---------   ----------

      2001
      ----

      Current                                $    2,000  $      791  $    2,791
      Deferred                                     (145)        (34)       (179)
                                             ----------  ----------  ----------

               Income tax expense            $    1,855  $      757  $    2,612
                                             ==========  ==========  ==========

      2000
      ----

      Current                                $    1,854  $      656  $    2,510
      Deferred                                     (231)        (58)       (289)
                                             ----------  ----------  ----------

               Income tax expense            $    1,623  $      598  $    2,221
                                             ==========  ==========  ==========

      1999
      ----

      Current                                $    1,501  $      527  $    2,028
      Deferred                                      (90)        (17)       (107)
                                             ----------  ----------  ----------

               Income tax expense            $    1,411  $      510  $    1,921
                                             ==========  ==========  ==========

      Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

                                                               December 31,
                                                         ----------------------

                                                            2001        2000
                                                         ----------  ----------
      Deferred tax assets:
           Allowance for loan losses                     $      940  $      851
           Future benefit of State tax deduction                244         232
           Bank premises and equipment                                        2
           Deferred compensation                                152          80
           Other                                                 23           8
                                                         ----------  ----------

                   Total deferred tax assets                  1,359       1,173
                                                         ----------  ----------

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.   INCOME TAXES (Continued)

                                                              December 31,
                                                          --------------------

                                                             2001      2000
                                                          ---------  ---------
       Deferred tax liabilities:
         Discount on purchased loans                      $     (31) $     (41)
         Future liability of State deferred tax assets          (84)       (73)
         Unrealized gain on available-for-sale investment
            securities                                         (311)      (133)
         Federal Home Loan Bank stock dividends                 (26)       (20)
                                                          ---------  ---------

               Total deferred tax liabilities                  (452)      (267)
                                                          ---------  ---------

               Net deferred tax assets                    $     907  $     906
                                                          =========  =========

      The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34% to income before income taxes. The significant items comprising these differences consisted of the following:

                                                                           Year Ended December 31,
                                                                --------------------------------------------

                                                                     2001           2000           1999
                                                                --------------  -------------  -------------
      Federal income tax rate, at statutory rate                        34.0 %         34.0 %         34.0 %
      State franchise tax, net of Federal tax effect                     7.0 %          7.3 %          6.9 %
      Tax benefit of interest on obligations of
        states and political subdivisions                               (2.2)%         (2.4)%         (2.1)%
      Other                                                               .5 %          (.4)%          (.8)%
                                                                --------------  -------------  -------------

             Total income tax expense                                   39.3 %         38.5 %         38.0 %
                                                                ==============  =============  =============

11.   COMMITMENTS AND CONTINGENCIES

      Leases

      The Company leases its branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2009 and certain of the leases have five year renewal options. Two of the branch facilities are leased from members of the Board of Directors (see Note 16).

       Future minimum lease payments are as follows (dollars in thousands):

               Year Ending
              December 31,
              ------------

                  2002                                         $     548
                  2003                                               458
                  2004                                               465
                  2005                                               482
                  2006                                               462
               Thereafter                                            915
                                                               ---------

                                                               $   3,330
                                                               =========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.   COMMITMENTS AND CONTINGENCIES (Continued)

      Leases (Continued)
      ------

      Rental expense included in occupancy, furniture and equipment expense, net of related rental income, totaled $631,000, $564,000 and $509,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Financial Instruments With Off-Balance-Sheet Risk
      -------------------------------------------------

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

      The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                              December 31,
                                                          --------------------

                                                             2001       2000
                                                          ---------  ---------
      Commitments to extend credit:
         Revolving lines of credit secured by
            1-4 family residences                         $   2,430  $   1,773
         Commercial real estate, construction
            and land development commitments
            secured by real estate                           15,553     18,635
         Other commercial commitments not
            secured by real estate                            2,157      2,150
         Credit card arrangements                               383        418
         Other unused commitments                            40,317     28,225
                                                          ---------  ---------

                                                          $  60,840  $  51,201

      Letters of credit                                   $   3,776  $     875
                                                          =========  =========

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.   COMMITMENTS AND CONTINGENCIES (Continued)

      Financial Instruments With Off-Balance-Sheet Risk (Continued)
      -------------------------------------------------

      Letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients.

      Significant Concentrations of Credit Risk
      -----------------------------------------

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

      Correspondent Banking Agreements
      --------------------------------

      The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $10,273,000 at December 31, 2001.

      Federal Reserve Requirements
      ----------------------------

      Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. Reserve balances held with the Federal Reserve Bank totaled $3,688,000 and $2,539,000 at December 31, 2001 and 2000, respectively.

      Contingencies
      -------------

      The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

12.   SHAREHOLDERS' EQUITY

      Earnings Per Share
      ------------------

      A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and amounts in thousands, except per share data):

                                                         Weighted
                                                          Average
                                                         Number of
                                                 Net      Shares     Per-Share
           For the Year Ended                  Income   Outstanding    Amount
      ---------------------------            ---------  -----------  ----------

      December 31, 2001
      -----------------

      Basic earnings per share                $   4,037       2,535  $    1.59
                                                                     =========

      Effect of dilutive stock options                          161
                                              ---------  ----------

      Diluted earnings per share              $   4,037       2,696  $    1.50
                                              =========  ==========  =========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.   SHAREHOLDERS' EQUITY (Continued)

      Earnings Per Share (Continued)
      ------------------

                                                         Weighted
                                                          Average
                                                         Number of
                                                 Net      Shares     Per-Share
           For the Year Ended                  Income   Outstanding    Amount
      ---------------------------            ---------  -----------  ----------

      December 31, 2000
      -----------------

      Basic earnings per share                $   3,546       2,497  $    1.42
                                                                     =========

      Effect of dilutive stock options                          129
                                              ---------  ----------

      Diluted earnings per share              $   3,546       2,626  $    1.35
                                              =========  ==========  =========

      December 31, 1999
      -----------------

      Basic earnings per share                $   3,128       2,510  $    1.25
                                                                     =========

      Effect of dilutive stock options                          136
                                              ---------  ----------

      Diluted earnings per share              $   3,128       2,646  $    1.18
                                              =========  ==========  =========

      Stock Option Plans
      ------------------

      In 2000 and 1995, the Board of Directors adopted stock option plans under which options may be granted to employees and directors under incentive and nonstatutory agreements. At December 31, 2001, grants outstanding combined with shares available for future grants totaled 721,543 shares under these plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The purchase price of exercised options is payable in full in cash or shares of the Company's common stock owned by the optionee at the time the option is exercised. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Options vest ratably over a five year period. Outstanding options under the 1995 plan are exercisable until their expiration; however, no new options will be granted under this plan.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.   SHAREHOLDERS' EQUITY (Continued)

      Stock Option Plans (Continued)
      ------------------

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at grant date for awards in 1995 through 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. Pro forma compensation expense is recognized in the years in which the options become vested.

                                                    Year Ended December 31,
                                                ------------------------------

                                                  2001       2000      1999
                                                --------- ---------  ---------
                                                 (Dollars in thousands, except
                                                        per share data)

      Net earnings - as reported                $   4,037 $    3,546 $   3,128
      Net earnings - pro forma                  $   3,911 $    3,357 $   2,949

      Basic earnings per share - as reported    $    1.59 $     1.42 $    1.25
      Basic earnings per share - pro forma      $    1.54 $     1.34 $    1.17

      Diluted earnings per share - as reported  $    1.50 $     1.35 $    1.18
      Diluted earnings per share - pro forma    $    1.45 $     1.28 $    1.11

      The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions. No options were granted for the years ended December 31, 2001 and 2000.

                                                                    Year Ended
                                                                   December 31,
                                                                       1999
                                                                   ------------
      Dividend yield                                                     1.53%
      Expected volatility                                               72.17%
      Risk-free interest rate                                            6.10%
      Expected option life                                            10 years

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.   SHAREHOLDERS' EQUITY (Continued)

      Stock Option Plans (Continued)
      ------------------

      A summary of the combined activity within the plans follows:

                                            2001                      2000                      1999
                                  ------------------------  ------------------------  -------------------------

                                                Weighted                   Weighted                  Weighted
                                                 Average                    Average                   Average
                                                Exercise                   Exercise                  Exercise
                                    Shares        Price        Shares        Price       Shares        Price
                                  -----------  -----------  -----------  -----------  -----------   -----------
      Options outstanding,
        beginning of year             465,280  $      7.92      523,370  $      8.16      557,198   $     7.54

        Options granted                                                                    66,846   $    12.28
        Options exercised             (26,566) $      7.06      (37,114) $      6.72      (86,054)  $     5.21
        Options canceled              (16,621) $     16.12      (20,976) $     15.35      (14,620)  $     7.19
                                  -----------               -----------               -----------

      Options outstanding,
        end of year                   422,093  $      7.88      465,280  $      7.92      523,370   $     8.16
                                  ===========               ===========               ===========

      Options exercisable,
        end of year                   356,194  $      7.26      328,854  $      6.85      268,830   $     6.69
                                  ===========               ===========               ===========

      Weighted average
        fair value of options
        granted during the
        year                                                                                        $     4.56

      A summary of options outstanding at December 31, 2001 follows:

                                                         Number of       Weighted         Number of
                                                          Options         Average          Options
                                                        Outstanding      Remaining       Exercisable
                                                       December 31,     Contractual     December 31,
         Range of Exercise Prices                          2001            Life             2001
         ------------------------                     --------------   -------------   --------------
         $     5.27                                           45,844       4.8 years           44,001
         $     5.49                                          174,531       3.6 years          174,531
         $     5.84                                            9,296       2.2 years            9,296
         $     7.19                                            7,507       4.0 years            7,507
         $     8.23                                           45,198       8.0 years           25,733
         $     8.71                                           53,099       6.7 years           42,479
         $     9.66                                           26,801       5.4 years           18,961
         $    13.95                                           11,025       7.9 years            4,410
         $    14.25                                            8,682       7.0 years            5,209
         $    15.36                                           40,110       6.7 years           24,067
                                                      --------------                   --------------

                                                             422,093                          356,194
                                                      ==============                   ==============

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.   SHAREHOLDERS' EQUITY (Continued)

      Common Stock Repurchase Program
      -------------------------------

      During 1997, the Board of Directors authorized the annual repurchase of up to five percent of the Company's common stock in conjunction with recurring annual distributions of a five percent common stock dividend. Repurchases are generally made in the open market at market prices.

13.   REGULATORY MATTERS

      Dividends
      ---------

      Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. Under applicable Federal laws, the Comptroller of the Currency (OCC) restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period. In addition, the California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2001, the subsidiaries had $8,396,000 in retained earnings available for dividend payments to the Company.

      Regulatory Capital
      ------------------

      The Company and its banking subsidiaries are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (the "OCC") and FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its banking subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and its banking subsidiaries met all their capital adequacy requirements as of December 31, 2001 and 2000.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.   REGULATORY MATTERS (Continued)

      Regulatory Capital (Continued)
      ------------------

      In addition, the most recent notifications from the OCC and FDIC categorized each of the banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banking subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since those notifications that management believes have changed the categories.

                                                                                 December 31,
                                                                -----------------------------------------------

                                                                         2001                     2000
                                                                -----------------------  ----------------------

                                                                    Amount       Ratio       Amount      Ratio
                                                                --------------  -------  -------------  -------
                                                                            (Dollars in thousands)
      Leverage Ratio
      --------------

      American River Holdings and Subsidiaries                  $       27,380    9.8%   $      24,069     8.7%
      Minimum regulatory requirement                            $       11,139    4.0%   $      11,096     4.0%

      American River Bank                                       $       22,226   10.0%   $      19,275     8.9%
      Minimum requirement for "Well-Capitalized" institution    $       11,080    5.0%   $      10,833     5.0%
      Minimum regulatory requirement                            $        8,864    4.0%   $       8,666     4.0%

      North Coast Bank                                          $        4,843    8.6%   $       4,630     8.0%
      Minimum requirement for "Well-Capitalized" institution    $        2,832    5.0%   $       2,885     5.0%
      Minimum regulatory requirement                            $        2,265    4.0%   $       2,308     4.0%

      Tier 1 Risk-Based Capital Ratio
      -------------------------------

      American River Holdings and Subsidiaries                  $       27,380   12.4%   $      24,069    10.6%
      Minimum regulatory requirement                            $        8,827    4.0%   $       9,061     4.0%

      American River Bank                                       $       22,226   12.5%   $      19,275    11.0%
      Minimum requirement for "Well-Capitalized" institution    $       10,677    6.0%   $      10,529     6.0%
      Minimum regulatory requirement                            $        7,118    4.0%   $       7,019     4.0%

      North Coast Bank                                          $        4,843   11.5%   $       4,630     9.1%
      Minimum requirement for "Well-Capitalized" institution    $        2,535    6.0%   $       3,060     6.0%
      Minimum regulatory requirement                            $        1,690    4.0%   $       2,040     4.0%

      Total Risk-Based Capital Ratio
      ------------------------------

      American River Holdings and Subsidiaries                  $       29,994   13.6%   $      26,523    11.7%
      Minimum regulatory requirement                            $       17,653    8.0%   $      18,122     8.0%

      American River Bank                                       $       24,298   13.7%   $      21,173    12.1%
      Minimum requirement for "Well-Capitalized" institution    $       17,795   10.0%   $      17,548    10.0%
      Minimum regulatory requirement                            $       14,236    8.0%   $      14,038     8.0%

      North Coast Bank                                          $        5,371   12.7%   $       5,186    10.2%
      Minimum requirement for "Well-Capitalized" institution    $        4,225   10.0%   $       5,101    10.0%
      Minimum regulatory requirement                            $        3,380    8.0%   $       4,081     8.0%

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

14.   NONINTEREST INCOME AND EXPENSE

      Noninterest income consisted of the following (dollars in thousands):

                                                     Year Ended December 31,
                                                -------------------------------

                                                   2001       2000       1999
                                                ---------  ---------  ---------

      Accounts receivable servicing
         fees (Note 6)                          $     459  $     430  $     272
      Merchant fee income                             277        202        153
      Income from residential lending division        274        142        133
      Fees from lease brokerage services              264        177         48
      Financial services income                        90        203        124
      Other                                           439        414        380
                                                ---------  ---------  ---------

                                                $   1,803  $   1,568  $   1,110
                                                =========  =========  =========

      Noninterest expense consisted of the following (dollars in thousands):

                                                    Year Ended December 31,
                                                -------------------------------

                                                  2001        2000      1999
                                                ---------  ---------  ---------

      Professional fees                         $     411  $     296  $     229
      Outsourced item processing                      385        358        286
      Telephone and postage                           313        268        249
      Advertising and promotion                       275        295        261
      Stationery and supplies                         203        185        192
      Directors' compensation                         209        175        194
      Merger, NASDAQ listing and SEC
         registration expenses                                   693
      Other operating expenses                        998        880        837
                                                ---------  ---------  ---------

                                                $   2,794  $   3,150  $   2,248
                                                =========  =========  =========

15.   EMPLOYEE BENEFIT PLANS

      American River Holdings 401(k) Plan
      -----------------------------------

      The American River Holdings 401(k) Plan commenced January 1, 1993 and is available to all employees. Under the plan, the Bank will match 50% of each participants' contribution up to a maximum of 6% of their annual compensation. Employer contributions vest at a rate of 20% per year over a five year period and totaled $111,000, $77,000 and $72,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Employee Stock Purchase Plan
      ----------------------------

      The Company is the administrator of an Employee Stock Purchase Plan which allows employees to purchase the Company's stock at fair market value as of the date of purchase. The Company bears all costs of administering the Plan, including broker's fees, commissions, postage and other costs actually incurred.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

15.   EMPLOYEE BENEFIT PLANS (Continued)

      American River Holdings Deferred Compensation Plan
      --------------------------------------------------

      The Company has established a Deferred Compensation Plan for certain members of the management group and a Deferred Fee Agreement for Directors for the purpose of providing the opportunity to participants to defer compensation. Participants of the management group, who are selected by a Committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs, and funds the interest earned on participant deferrals at a rate based on U.S. Government Treasury rates. Deferred compensation, including interest earned, totaled $201,000, $179,000 and $90,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

16.   RELATED PARTY TRANSACTIONS

      During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2001 (dollars in thousands):

      Balance, January 1, 2001                                       $   3,795

         Disbursements                                                   1,857
         Amounts repaid                                                 (1,406)
                                                                     ---------

      Balance, December 31, 2001                                     $   4,246
                                                                     =========

      Undisbursed commitments to related parties,
         December 31, 2001                                           $     408
                                                                     =========

      The Company also leases certain premises from members of the Board of Directors (see Note 11). Rental payments to the Directors totaled $105,000, $105,000 and $106,000 for the years ended December 31, 2001,
      2000 and 1999, respectively.

17.   COMPREHENSIVE INCOME

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.   COMPREHENSIVE INCOME (Continued)

      At December 31, 2001, 2000 and 1999, the Company held securities classified as available-for-sale which had unrealized gains (losses) as follows (dollars in thousands):

                                                              Tax
                                                Before     (Expense)     After
                                                  Tax       Benefit       Tax
                                               ---------  ---------  ---------

      For the Year Ended December 31, 2001
      ------------------------------------

      Other comprehensive income:
         Unrealized holding gains              $     446  $    (178) $     268
                                               =========  =========  =========

      For the Year Ended December 31, 2000
      ------------------------------------

      Other comprehensive income:
         Unrealized holding gains              $     837  $    (318) $     519
         Less: reclassification adjustment for
            net gains included in net income          13         (5)         8
                                               ---------  ---------  ---------

               Total other comprehensive
                  income                       $     824  $    (313) $     511
                                               =========  =========  =========

      For the Year Ended December 31, 1999
      ------------------------------------

      Other comprehensive loss:
         Unrealized holding losses             $    (771) $     292  $    (479)
                                               =========  =========  =========

18.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2001 and 2000:

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

18.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

      The carrying amounts and estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                          December 31, 2001             December 31, 2000
                                                   -----------------------------  -----------------------------

                                                      Carrying         Fair          Carrying         Fair
                                                       Amount          Value          Amount          Value
                                                   -------------   -------------  -------------  --------------
      Financial assets:
        Cash and due from banks                    $      20,342   $      20,342  $      21,236  $       21,236
        Federal funds sold                                 7,814           7,814
        Interest-bearing deposits in banks                 5,740           5,790          5,540           5,582
        Investment securities                             48,912          49,037         48,018          48,086
        Loans and leases                                 195,026         197,947        200,658         201,036
        Accounts receivable servicing
           receivables                                     2,869           2,869          3,180           3,180
        Accrued interest receivable                        1,468           1,468          1,884           1,884

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

18.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                          December 31, 2001             December 31, 2000
                                                   -----------------------------  -----------------------------

                                                      Carrying         Fair          Carrying         Fair
                                                       Amount          Value          Amount          Value
                                                   -------------   -------------  -------------  --------------
      Financial liabilities:
        Deposits                                   $     254,888   $     255,983  $     239,312  $      240,304
        Short-term borrowings                                                            15,990          15,990
        Long-term debt                                     2,039           2,129          2,084           2,089
        Accrued interest payable                             264             264            297             297

      Off-balance-sheet financial instruments:
           Commitments to extend credit            $      60,840   $      60,840  $      51,201  $       51,201
           Letters of credit                               3,776           3,776            875             875

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.   PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                                  BALANCE SHEET

                          December 31, 2001 and 2000
                            (Dollars in thousands)


                                                          2001          2000
                                                      -----------   -----------

                              ASSETS

      Cash and due from banks                         $       470   $       337
      Investment in subsidiaries                           27,695        24,313
      Dividends receivable from subsidiaries                  355           312
      Other assets                                             91             7
                                                      -----------   -----------

                                                      $    28,611   $    24,969
                                                      ===========   ===========

                          LIABILITIES AND
                       SHAREHOLDERS' EQUITY

      Liabilities:
           Dividends payable to shareholders          $       353   $       312
           Other liabilities                                  316           244
                                                      -----------   -----------

                   Total liabilities                          669           556
                                                      -----------   -----------

      Shareholders' equity:
           Common stock                                    14,167        12,320
           Retained earnings                               13,290        11,876
           Accumulated other comprehensive income             485           217
                                                      -----------   -----------

                   Total shareholders' equity              27,942        24,413
                                                      -----------   -----------

                                                      $    28,611   $    24,969
                                                      ===========   ===========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.   PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                               STATEMENT OF INCOME

              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)


                                                                        2001          2000          1999
                                                                   ------------   -----------   -----------
         Income:
           Dividends declared by subsidiaries -
              eliminated in consolidation                          $      1,282   $       887   $     1,368
           Management fee from subsidiaries                               1,199
                                                                   ------------   -----------   -----------

                Total income                                              2,481           887         1,368
                                                                   ------------   -----------   -----------

         Expenses:
           Salaries and employee benefits                                 1,228           221
           Professional fees                                                100            26            19
           Directors' compensation                                          144            62            80
           Merger, NASDAQ and SEC registration
              expenses                                                                    460
           Other expenses                                                   315            42            31
                                                                   ------------   -----------   -----------

                Total expenses                                            1,787           811           130
                                                                   ------------   -----------   -----------

                Income before equity in undistributed
                  income of subsidiaries                                    694            76         1,238
         Equity in undistributed income of subsidiaries                   3,115         3,158         1,839
                                                                   ------------   -----------   -----------

                Income before income taxes                                3,809         3,234         3,077

         Income tax benefit                                                 228           312            51
                                                                   ------------   -----------   -----------

                Net income                                         $      4,037   $     3,546   $     3,128
                                                                   ============   ===========   ===========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.   PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                             STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                                     2001            2000             1999
                                                                --------------   -------------   --------------
      Cash flows from operating activities:
        Net income                                              $        4,037   $       3,546   $        3,128
        Adjustments to reconcile net income to net
           cash provided by operating activities:
             Undistributed earnings of subsidiaries                     (3,115)         (3,255)          (1,869)
             (Increase) decrease in other assets                          (239)             (1)              15
             Increase in other liabilities                                 186             156               88
                                                                --------------   -------------   --------------

               Net cash provided by operating
                 activities                                                869             446            1,362
                                                                --------------   -------------   --------------

      Cash flows used in investing activities:
        Investment in leasing company                                                                      (100)
                                                                --------------   -------------   --------------

      Cash flows from financing activities:
        Cash dividends paid                                               (641)           (438)            (386)
        Exercise of stock options                                          247               8              692
        Cash paid to repurchase common stock                              (335)                          (1,475)
        Cash paid for fractional shares in connection
           with stock dividends                                             (7)             (6)              (7)
                                                                --------------   -------------   --------------

               Net cash used in financing activities                      (736)           (436)          (1,176)
                                                                --------------   -------------   --------------

               Net increase in cash and cash
                 equivalents                                               133              10               86

      Cash and cash equivalents at beginning
           of year                                                         337             327              241
                                                                --------------   -------------   --------------

      Cash and cash equivalents at end of year                  $          470   $         337   $          327
                                                                ==============   =============   ==============



      Supplemental disclosures of cash flow information:

      Non-cash investing activities:
        Net change in unrealized gain on available-
           for-sale investment securities                       $          446   $         824   $         (771)

      Non-cash financing activities:
           Dividends declared and unpaid                        $          353   $         312   $          215

Selected Quarterly Information (Unaudited)
-------------------------------------------------------------------------------------------------------------
(In thousands, except per share and price range of common stock)
-------------------------------------------------------------------------------------------------------------

                                             March 31,         June 30,       September 30,     December 31,
-------------------------------------------------------------------------------------------------------------
                  2001

Interest income                             $      5,783     $      5,317      $      5,055     $      4,688
Net interest income                                3,687            3,629             3,649            3,612
Provision for loan and lease loss                    194              187               192              218
Non-interest income                                  579              556               656              574
Non-interest expense                               2,380            2,500             2,267            2,355
Income before taxes                                1,692            1,498             1,846            1,613
Net income                                         1,024              901             1,111            1,001
-------------------------------------------------------------------------------------------------------------

Basic earnings per share                    $        .40     $        .36      $        .44     $        .39
Diluted earnings per share                           .38              .34               .41              .37
Cash dividends per share                               -              .13                 -              .14
-------------------------------------------------------------------------------------------------------------
Price range, common stock                   $13.45-15.24     $14.00-15.95      $12.14-18.57     $13.89-16.70
=============================================================================================================

                  2000

Interest income                             $      4,826     $      5,075      $      5,533     $      5,793
Net interest income                                3,157            3,285             3,469            3,674
Provision for loan and lease loss                    133              145               171              223
Non-interest income                                  501              574               540              568
Non-interest expense                               2,089            2,316             2,333            2,591
Income before taxes                                1,436            1,398             1,505            1,428
Net income                                           890              857               916              883
-------------------------------------------------------------------------------------------------------------

Basic earnings per share                    $        .36     $        .34      $        .37     $        .35
Diluted earnings per share                           .34              .33               .35              .33
Cash dividends per share                               -              .12                 -              .12
-------------------------------------------------------------------------------------------------------------
Price range, common stock                   $ 9.98-14.51     $ 9.52-13.61      $11.45-12.92     $11.23-14.29
=============================================================================================================

The earnings per share and price range have been adjusted for 5% stock dividends in 2000 and 2001.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2001. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2001, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. Executive Compensation.

        The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

        The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

        *(10.23) Amendment No.1 to the American River Holdings Incentive
                 Compensation Plan, incorporated by reference from Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the Commission on August 14, 2001

        *(10.24) American River Holdings Employee Stock Purchase Plan dated
                 November 21, 2001.

         (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. and First Source Capital.

         (23.1)  Consent of Perry-Smith LLP

      *Denotes management contracts, compensatory plans or arrangements.

      **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

(b)   Reports on Form 8-K

        On October 17, 2001, the Company filed a Report on Form 8-K announcing its financial results for the third quarter of 2001.

        On December 20, 2001, the Company filed a Report on Form 8-K announcing a $.14 per share cash dividend.

      An Annual Report for the fiscal year ended December 31, 2001, and Notice of Annual Meeting and Proxy Statement for the Company's 2002 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMERICAN RIVER HOLDINGS



March 20, 2002
                                              By: /s/ DAVID T. TABER
                                                  -----------------------------
                                                  David T. Taber

                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


March 20, 2002
                                              By: /s/ MITCHELL A. DERENZO
                                                  -----------------------------
                                                  Mitchell A. Derenzo

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

    Signature                      Title                            Date

/s/ CHARLES D. FITE                Director, Chairman              3/20/02
-----------------------------
Charles D. Fite

/s/ ROGER J. TAYLOR                Director, Vice Chairman         3/20/02
-----------------------------
Roger J. Taylor

/s/ JAMES O. BURPO                 Director                        3/21/02
-----------------------------
James O. Burpo

/s/ M. EDGAR DEAS                  Director                        3/21/02
-----------------------------
M. Edgar Deas

/s/ SAM J. GALLINA                 Director                        3/20/02
-----------------------------
Sam J. Gallina

/s/ WAYNE C. MATTHEWS              Director                        3/20/02
-----------------------------
Wayne C. Matthews

/s/ DAVID T. TABER                 Director                        3/20/02
-----------------------------
David T. Taber

/s/ MARJORIE G. TAYLOR             Director                        3/20/02
-----------------------------
Marjorie G. Taylor

/s/ STEPHEN H. WAKS                Director                        3/20/02
-----------------------------
Stephen H. Waks

/s/ LARRY L. WASEM                 Director                        3/21/02
-----------------------------
Larry L. Wasem

/s/ WILLIAM L. YOUNG               Director                        3/20/02
-----------------------------
William L. Young

                                  EXHIBIT INDEX



Exhibit Number                   Description                             Page
--------------------------------------------------------------------------------

    10.24       American River Holdings Employee Stock Purchase Plan     81-86
                dated November 21, 2001

    23.1        Consent of Perry-Smith LLP                               87