Form 10-Q
period 2002-03-31
AMERICAN RIVER HOLDINGS
filed 2002-05-03
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended  March 31, 2002
                                                  --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-31525


                             AMERICAN RIVER HOLDINGS
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 California                                 68-0352144
---------------------------------------------      -----------------------------
       (State or other jurisdiction of               (IRS Employer ID Number)
       incorporation or organization)


1545 River Park Drive, Sacramento, California                 95815
---------------------------------------------      -----------------------------
   (Address of principal executive offices)                 (Zip code)


                                 (916) 565-6100
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 not applicable
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 2,521,270 shares outstanding at May 1, 2002.


                                  Page 1 of 28
                 The Index to the Exhibits is located at Page 27

                          PART 1-FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            AMERICAN RIVER HOLDINGS
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                     (In thousands, except number of shares)

                                                              March 31,        December 31,
                                                                 2002              2001
                                                             -----------       -----------
ASSETS

Cash and due from banks                                      $    22,061       $    20,342
Federal funds sold                                                     -             7,814
Interest-bearing deposits in banks                                 5,840             5,740
Investment securities:
    Available-for-sale (amortized cost: 2002--$33,556;
     2001--$35,007)                                               34,098            35,803
    Held-to-maturity (market value: 2002--$12,216;
     2001--$13,234)                                               12,130            13,109
Loans and leases, less allowance for loan and lease
    losses of $2,752 at March 31, 2002 and $2,614 at
    December 31, 2001                                            200,672           195,026
Bank premises and equipment, net                                   1,856             1,903
Accounts receivable servicing receivables, net                     2,370             2,869
Accrued interest receivable and other assets                       3,686             3,953
                                                             -----------       -----------
                                                             $   282,713       $   286,559
                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Noninterest bearing                                      $    69,119       $    67,740
    Interest bearing                                             181,130           187,148
                                                             -----------       -----------
         Total deposits                                          250,249           254,888

Short-term borrowed funds                                              -                 -
Long-term debt                                                     2,028             2,039
Accrued interest payable and other liabilities                     1,813             1,690
                                                             -----------       -----------

         Total liabilities                                       254,090           258,617
                                                             -----------       -----------

Commitments and contingencies (Note 2)

Shareholders' equity:
    Common stock - no par value; 20,000,000 shares
     authorized; issued and outstanding - 2,521,270
     shares at March 31, 2002 and 2,519,717 at
     December 31, 2001                                            14,044            14,167
    Retained earnings                                             14,251            13,290
    Accumulated other comprehensive income (Note 4)                  328               485
                                                             -----------       -----------

         Total shareholders' equity                               28,623            27,942
                                                             -----------       -----------
                                                             $   282,713       $   286,559
                                                             ===========       ===========

See notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(In thousands, except per share data)
For the three month periods ended March 31,
                                                                              2002             2001
                                                                           ----------       ----------
Interest income:
    Interest and fees on loans                                             $    3,758       $    5,002
    Interest on Federal funds sold                                                 13               21
    Interest on deposits in banks                                                  73               92
    Interest and dividends on investment securities:
       Taxable                                                                    500              534
       Exempt from Federal income taxes                                           114              118
       Dividends                                                                    7               16
                                                                           ----------       ----------
         Total interest income                                                  4,465            5,783
                                                                           ----------       ----------
Interest expense:
    Interest on deposits                                                          846            1,990
    Interest on short-term borrowings                                               5               74
    Interest on long-term debt                                                     31               32
                                                                           ----------       ----------
          Total interest expense                                                  882            2,096
                                                                           ----------       ----------

          Net interest income                                                   3,583            3,687

Provision for loan and lease losses                                               148              194
                                                                           ----------       ----------
       Net interest income after provision for loan and lease losses            3,435            3,493
                                                                           ----------       ----------

Noninterest income                                                                492              579
                                                                           ----------       ----------

Noninterest expense:
    Salaries and employee benefits                                              1,361            1,410
    Occupancy                                                                     204              199
    Furniture and equipment                                                       143              133
    Other expense                                                                 636              638
                                                                           ----------       ----------
          Total noninterest expense                                             2,344            2,380
                                                                           ----------       ----------

          Income before income taxes                                            1,583            1,692

Income taxes                                                                      622              668
                                                                           ----------       ----------

          Net income                                                       $      961       $    1,024
                                                                           ==========       ==========

Basic earnings per share (Note 3)                                                $.38             $.40
                                                                           ==========       ==========
Diluted earnings per share (Note 3)                                              $.36             $.38
                                                                           ==========       ==========

See notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER HOLDINGS
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     (In thousands, except number of shares)
                                   (Unaudited)

                                                       Common Stock                       Accumulated
                                                 ------------------------                    Other
                                                                              Retained   Comprehensive  Shareholders' Comprehensive
                                                   Shares        Amount       Earnings    Income(Loss)     Equity        Income
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Balance, January 1, 2001                          2,395,158    $   12,320    $   11,876    $      217    $   24,413

Comprehensive income (Note 4):
   Net income                                                                     4,037                       4,037    $    4,037
   Other comprehensive income, net of tax:
       Unrealized gain on available-for-sale
         investment securities                                                                    268           268           268
                                                                                                                       ----------
         Total comprehensive income                                                                                    $    4,305
                                                                                                                       ==========

Cash dividends                                                                     (681)                       (681)
5% stock dividend                                   120,531         1,935        (1,935)
Fractional shares redeemed                                                           (7)                         (7)
Stock options exercised                              25,428           247                                       247
Retirement of common stock                          (21,400)         (335)                                     (335)
                                                 ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2001                        2,519,717        14,167        13,290           485        27,942

Comprehensive income (Note 4):
   Net income                                                                       961                         961    $      961
   Other comprehensive loss, net of tax:
       Unrealized losses on available-for-sale
         investment securities                                                                   (157)         (157)         (157)
                                                                                                                       ----------

          Total comprehensive income                                                                                   $      804
                                                                                                                       ==========
Stock options exercised                              15,097           114                                       114
Retirement of common stock                          (13,544)         (237)                                     (237)
                                                 ----------    ----------    ----------    ----------    ----------

Balance, March 31, 2002                           2,521,270    $   14,044    $   14,251    $      328    $   28,623
                                                 ==========    ==========    ==========    ==========    ==========

See notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER HOLDINGS
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(In thousands)
For the three months ended March 31,
                                                                                2002              2001
                                                                            ------------      ------------
Cash flows from operating activities:
    Net income                                                              $        961      $      1,024
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan and lease losses                                        148               194
          Deferred loan origination fees, net                                        (63)              (99)
          Depreciation and amortization                                              110               124
          Net amortization (accretion) of investment
               security premiums (discounts)                                          33               (29)
          Provision for accounts receivable servicing asset
               losses                                                                  -                 4
          Gain on sale of securities                                                   -                 -
          Gain on sale of equipment                                                    -                (2)
          Decrease (increase) in accrued interest
               receivable and other assets                                           371              (552)
          Increase in accrued interest payable
               and other liabilities                                                 476               318
                                                                            ------------      ------------

                     Net cash provided by operating activities                     2,036               982
                                                                            ------------      ------------

Cash flows from investing activities:
         Proceeds from the sale of available-for-sale
            investment securities                                                    252             1,979
         Proceeds from called available-for-sale investment
            securities                                                               250               650
         Proceeds from matured available-for-sale investment
            securities                                                             3,250             4,000
         Proceeds from matured held-to-maturity investment
            securities                                                                 -             1,000
         Purchases of available-for-sale investment securities                    (2,342)               (3)
         Proceeds from principal repayments for available-
            for-sale mortgage-related securities                                      21                19
         Proceeds from principal repayments for held-to-
            maturity mortgage-related securities                                     956               601
         Net (increase) decrease in interest-bearing deposits in banks              (100)               98
         Net increase in loans                                                    (5,729)             (397)
         Net decrease (increase) in accounts receivable
            servicing receivables                                                    499              (232)
         Proceeds from the sale of equipment                                           -                 2
         Purchases of equipment                                                      (62)             (149)
                                                                            ------------      ------------

                    Net cash (used in) provided by investing activities           (3,005)            7,568
                                                                            ------------      ------------

                            AMERICAN RIVER HOLDINGS
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                  (Unaudited)

(In thousands)
For the three months ended March 31,
                                                                                2002              2001
                                                                            ------------      ------------
    Cash flows from financing activities:
         Net decrease in demand, interest-bearing and
             savings deposits                                               $     (1,739)     $     (1,037)
         Net (decrease) increase in time deposits                                 (2,900)           12,257
         Repayment of Federal Home Loan Bank advance                                 (11)              (11)
         Net decrease in short-term borrowings                                         -           (15,990)
         Payment of cash dividends                                                  (353)             (312)
         Cash paid to repurchase common stock                                       (237)                -
         Exercise of stock options                                                   114               169
                                                                            ------------      ------------

              Net cash used in financing activities                               (5,126)           (4,924)
                                                                            ------------      ------------

              (Decrease) increase in cash and cash equivalents                    (6,095)            3,626

Cash and cash equivalents at beginning of year                                    28,156            21,236
                                                                            ------------      ------------

Cash and cash equivalents at end of period                                  $     22,061      $     24,862
                                                                            ============      ============

See notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Holdings (the "Company") at March 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders. The results of operations for the three month periods ended March 31, 2002 may not necessarily be indicative of the operating results for the full year.

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

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $60,129,000 and letters of credit of $3,621,000 at March 31, 2002. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2002.

Approximately $14,638,000 of the loan commitments outstanding at March 31, 2002 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized.

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (2,520,981 shares for the three month period ended March 31, 2002, and 2,534,034 shares for the three month period ended March 31, 2001). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (180,461 shares for the three month period ended March 31, 2002 and 151,760 for the three month period ended March 31, 2001). Earnings per share is retroactively adjusted for stock dividends for all periods presented.

4. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive (loss) income, net of taxes, was comprised of the unrealized (losses) gains on available-for-sale investment securities of $(157,000) for the three month period ended March 31, 2002 and $172,000 for the three month period ended March 31, 2001. Comprehensive income was $804,000 for the three month period ended March 31, 2002 and $1,196,000 for the three month period ended March 31, 2001.

5. ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Standards Accounting Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations covering elimination of pooling accounting treatment in business combinations and financial accounting and reporting for acquired goodwill and other intangible assets at acquisition. SFAS No. 141 supersedes APB Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all mergers and business combinations initiated after the effective date must be accounted for as "purchase" transactions. A merger or business combination was considered initiated if the major terms of the transaction, including the exchange or conversion ratio, were publicly announced or otherwise disclosed to shareholders of the combining companies prior to the effective date. Goodwill in any merger or business combination which was not initiated prior to the effective date will be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB concurrently adopted SFAS No. 142, Goodwill and Other Intangible Assets to address financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date, for fiscal years beginning after December 15, 2001. It is not certain what effect SFAS No. 141 and SFAS No. 142 may have upon the pace of business combinations in the banking industry in general or upon prospects of any merger or business combination opportunities involving the Company in the future. The Company to adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position, results of operations, or cash flows as the Company had only $63,000 in goodwill as of March 31, 2002 and all of the Company's intangible assets at March 31, 2002 will continue to be amortized.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

         The following is management's discussion and analysis of the significant changes in American River Holdings (the "Company") balance sheet accounts for the periods ended March 31, 2002 and December 31, 2001 and its income and expense accounts for the three-month periods ended March 31, 2002 and 2001. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the California energy shortage, the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Overview

         The Company recorded net income of $961,000 for the quarter ended March 31, 2002, which was $63,000 under the $1,024,000 reported for the same period of 2001. Diluted earnings per share for the first quarter of 2002 were $0.36 versus $0.38 for the first quarter of 2001. The return on average equity (ROAE) and the return on average assets (ROA) for the first quarter of 2002 were 13.79% and 1.37%, respectively, as compared to 16.77% and 1.50%, respectively, for the same period in 2001.

         Total assets of the Company decreased by $3,846,000 (1.3%) from December 31, 2001 to $282,713,000 at March 31, 2002. Net loans totaled $200,672,000, up $5,646,000 (2.9%) from the ending balances on December 31, 2001. Deposit balances at March 31, 2002 totaled $250,249,000, down $4,639,000
(1.8%) from December 31, 2001.

         The Company ended the first quarter of 2002 with a Tier 1 capital ratio of 12.7% and a total risk-based capital ratio of 14.0% versus 12.4% and 13.6%, respectively, at December 31, 2001.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
-------------------------------------------------------------------------------
                                                      For the three months
                                                         ended March 31
                                                    -----------------------
(In thousands, except percentages)                    2002           2001
                                                    --------       --------

Net interest income*                                $  3,624       $  3,731
Provision for loan losses                               (148)          (194)
Noninterest income                                       492            579
Noninterest expense                                   (2,344)        (2,380)
Provision for income taxes                              (622)          (668)
Tax equivalent adjustment                                (41)           (44)
                                                    --------       --------

Net income                                          $    961       $  1,024
                                                    ========       ========
-------------------------------------------------------------------------------
Average total assets                                $  284.6       $  277.6
Net income (annualized) as a percentage
  of average total assets                               1.37%          1.50%
-------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

         The Company's net interest margin was 5.73% for the three months ended March 31, 2002 and 5.91% for the three months ended March 31, 2001.

         The fully taxable equivalent interest income component decreased from $5,827,000 for the three months ended March 31, 2001 to $4,506,000 for the three months ended March 31, 2002, representing a 22.7% decrease. The decrease in the fully taxable equivalent interest income for the first three months of 2002 compared to the same period in 2001 is broken down by rate (down $1,277,000) and volume (down $44,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 in response to the Federal Reserve Board (the "FRB") decreases in the Federal Funds and Discount rates. Although there were no FRB rate decreases during the first quarter of 2002, the effects of eight such rate decreases by the FRB for the period beginning on April 1, 2001 and ending on December 31, 2001 resulting in a 325 basis point drop in the prime rate contributed to the drop in the yield in average earning assets from 9.23% for the first quarter of 2001 to 7.12% for the first quarter of 2002. The volume decrease was the result of funds being shifted out of higher earning loans into lower earning investment securities. Average earning assets actually increased slightly ($406,000 or 0.2%); however, as loans paid off the funds were invested in lower earning investments. Average loans decreased $5,491,000 (2.7%) while average investments, including Fed funds, increased $5,897,000 (11.6%).

         Interest expense decreased $1,214,000 (57.9%) during the first quarter of 2002 compared to the first quarter of 2001. The average balances of interest bearing liabilities were $4,834,000 (2.5%) lower in 2002 versus 2001. The lower balances accounted for a $78,000 decrease in interest expense. The lower balances were due to a decrease in average other borrowings of $4,070,000 (58.7%). The decrease in other borrowings was made possible as a result of an increase in noninterest-bearing demand deposit accounts of $9,239,000 (15.4%). The decrease in rates paid on interest bearing liabilities was a result of the lower interest rate environment. The average rate paid decreased 255 basis points from the rate paid during the first quarter of 2001 compared to the rates paid during the first quarter of 2002 and accounted for a decrease in interest expense of $1,136,000 for the comparable periods.

         Table Two, Analysis of Net Interest Margin on Earning Assets, and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and trends of the Company's interest income and expenses. Table Two provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.

Table Two:  Analysis of Net Interest Margin on Earning Assets
-----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                          2002                                  2001
                                       -----------------------------------    -----------------------------------

(Taxable Equivalent Basis)                Avg                       Avg          Avg                       Avg
(In thousands, except percentages)      Balance     Interest     Yield (4)     Balance     Interest     Yield (4)
                                       ---------    --------     ---------    ---------    --------     ---------
Assets:
Earning assets:
  Loans and leases (1)                 $199,845     $  3,758        7.63%     $205,336     $  5,002        9.88%
  Taxable investment
     securities                          37,469          500        5.41%       32,981          534        6.57%
  Tax-exempt investment
     securities (2)                       9,606          153        6.46%        9,808          157        6.49%
  Corporate stock                           445            9        8.20%          998           21        8.53%
  Federal funds sold                      3,145           13        1.68%        1,470           21        5.79%
  Investments in time deposits            5,987           73        4.94%        5,498           92        6.79%
                                       --------     --------                  --------     --------
Total earning assets                    256,497        4,506        7.12%      256,091        5,827        9.23%
                                                    --------                               --------
Cash & due from banks                    22,743                                 15,465
Other assets                              5,360                                  5,998
                                       --------                               --------
                                       $284,600                               $277,554
                                       ========                               ========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                           $ 94,838          228        0.97%     $ 95,285          816        3.47%
  Savings                                13,137           13        0.40%       12,357           65        2.13%
  Time deposits                          74,185          605        3.31%       75,282        1,109        5.97%
  Other borrowings                        2,861           36        5.10%        6,931          106        6.20%
                                       --------     --------                  --------     --------
Total interest bearing
  liabilities                           185,021          882        1.93%      189,855        2,096        4.48%
                                                    --------                               --------
Demand deposits                          69,159                                 59,920
Other liabilities                         2,157                                  3,009
                                       --------                               --------
Total liabilities                       256,337                                252,784
Shareholders' equity                     28,263                                 24,770
                                       --------                               --------
                                       $284,600                               $277,554
                                       ========                               ========
Net interest income & margin (3)                    $  3,624        5.73%                  $  3,371        5.91%
                                                    ========     ========                  ========     ========

(1) Loan and lease interest includes loan fees of $158,000 and $149,000 during the three months ended March 31, 2002 and March 31, 2001, respectively.

(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

(4) Average yield is calculated based on actual days in quarter (90) and annualized to actual days in year (365).

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
----------------------------------------------------------------------------------------
(In thousands) Three Months Ended March 31, 2002 over 2001
Increase (decrease) due to change in:

Interest-earning assets:                      Volume         Rate (4)       Net Change
                                            ----------      ----------      ----------
   Net loans and leases (1)(2)              $     (134)     $   (1,110)     $   (1,244)
   Taxable investment securities                    73            (107)            (34)
   Tax exempt investment securities (3)             (3)             (1)             (4)
   Corporate stock                                 (12)              -             (12)
   Federal funds sold                               24             (32)             (8)
   Investment in time deposits                       8             (27)            (19)
                                            ----------      ----------      ----------
     Total                                         (44)         (1,277)         (1,321)
                                            ----------      ----------      ----------

Interest-bearing liabilities:
   Demand deposits                                  (4)           (584)           (588)
   Savings deposits                                  4             (56)            (52)
   Time deposits                                   (16)           (488)           (504)
   Other borrowings                                (62)             (8)            (70)
                                            ----------      ----------      ----------
     Total                                         (78)         (1,136)         (1,214)
                                            ----------      ----------      ----------
Interest differential                       $       34      $     (141)     $     (107)
                                            ==========      ==========      ==========
----------------------------------------------------------------------------------------

(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans.

(2) Loan fees of $158,000 and $149,000 during the three months ending March 31, 2002 and March 31, 2001, respectively, have been included in the interest income computation.

(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.

(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $148,000 for loan and lease losses for the first quarter of 2002 as compared to $194,000 for the first quarter of 2001. Net loan and lease charge-offs for the three months ended March 31, 2002 were $10,000 or ..02% (on an annualized basis) of average loans and leases as compared to a $100,000 or .20% (on an annualized basis) for the three months ended March 31, 2001.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income (Unaudited)
-------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                          2002           2001
-------------------------------------------------------------------------------
Service charges on deposit accounts                      $  138         $  142
Accounts receivable servicing fees                           78            129
Fees from lease brokerage services                           49             90
Merchant fee income                                          73             54
Income from residential lending                              46             56
Financial services income                                    23             21
Other                                                        85             87
-------------------------------------------------------------------------------
           Total noninterest income                      $  492         $  579
-------------------------------------------------------------------------------

         Noninterest income was down $87,000 (15.0%) to $492,000 for the three months ended March 31, 2002 as compared to $579,000 for the three months ended March 31, 2001. The decrease in noninterest income for the quarter can be attributed to a decrease in accounts receivable servicing (down $51,000 or 39.5%) and fees from lease brokerage services (down $41,000 or 45.6%). The decrease in accounts receivable servicing was a result of a decrease in average accounts receivable balances outstanding from $3,353,000 in the first three months of 2001 to $2,592,000 (22.7%) in the first three months of 2002.

Noninterest Expense

         Noninterest expense decreased $36,000 (1.5%) to a total of $2,344,000 in the first quarter of 2002 versus the $2,380,000 recorded in the first quarter of 2001. Salary and employee benefits decreased $49,000 (3.5%). Base salaries, which include commissions, decreased $57,000 mainly as a result of less commissions paid out in the Real Estate Division of North Coast Bank. The decreased salaries were offset by an increase in benefits, mainly due to higher health related insurance premiums. On a quarter over quarter basis, occupancy expenses were higher by $5,000 (2.5%) and furniture and equipment expenses were higher by $10,000 (7.5%).

         Other expenses for the first quarter of 2002 were $636,000 for a decrease of $2,000 (0.3%) over the prior year quarter. The efficiency ratios (fully taxable equivalent) for the 2002 and 2001 first quarters were 56.9% and 55.2%, respectively.

Provision for Income Taxes

         The effective tax rate for the first quarter of 2002 was 39.3% versus 39.5% for the first quarter of 2001.

Balance Sheet Analysis

         The Company's total assets were $282,713,000 at March 31, 2002 as compared to $286,559,000 at December 31, 2001, representing a decrease of 1.3%. The average balance of total assets for the three months ended March 31, 2002 was $284,600,000, which represents an increase of $7,046,000 or 2.5% over the average balance of $277,554,000 for the three month period ended March 31, 2001.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) residential real estate; 5) agriculture; 6) consumer loans; and 7) lease financing receivable. At March 31, 2002, these categories accounted for approximately 23%, 52%, 15%, 1%, 4%, 4% and 1%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 22%, 51%, 15%, 2%, 5%, 4% and 1% at December 31, 2001. Continuing strong economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for commercial ($4,053,000 or 9.3%) and commercial real estate ($5,845,000 or 5.8%). Despite the new borrowers the Company experienced decreases in real estate construction ($568,000 or 1.8%), residential real estate ($1,357,000 or 43.5%), lease financing receivable ($75,000 or 3.0%), agriculture ($1,573,000 or 15.3%) and consumer ($604,000 or
7.9%) as a result of normal paydowns and higher than average payoffs. The higher payoffs can be attributed to refinances during the low rate environment. Table Five below summarizes the composition of the loan portfolio as of March 31, 2002 and December 31, 2001.

Table Five: Loan and Lease Portfolio Composition
-------------------------------------------------------------------------------
                                             March 31,         December 31,
(In thousands)                                  2002               2001
-------------------------------------------------------------------------------
Commercial                                   $  47,672          $  43,619
Real estate:
   Commercial                                  106,003            100,158
   Construction                                 30,253             30,821
   Residential                                   1,762              3,119
Lease financing receivable                       2,424              2,499
Agriculture                                      8,678             10,251
Consumer                                         6,994              7,598
-------------------------------------------------------------------------------
Total loans and leases                         203,786            198,065
Allowance for loan and lease
   losses                                       (2,752)            (2,614)
Deferred loan and lease fees, net                 (362)              (425)
-------------------------------------------------------------------------------
Total net loans and leases                   $ 200,672          $ 195,026
===============================================================================

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 67.7% of the Company's loan and lease portfolio at March 31, 2002. Although management believes the concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans and leases within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise,
(3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2002 and December 31, 2001.

Table Six:  Non-Performing Loans
-------------------------------------------------------------------------------
                                                    March 31,     December 31,
(In thousands)                                        2002           2001
-------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                         $  4           $  -
   Real estate                                           -              -
   Consumer and other                                    -              -
-------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                          302            534
   Real estate                                         305            314
   Consumer and other                                    -              8
-------------------------------------------------------------------------------
Total non-performing loans                           $ 611          $ 856
===============================================================================

         At March 31, 2002, non-performing loans and leases were 0.30% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $611,000 at March 31, 2002 and $856,000 at December 31, 2001. The recorded investment in troubled debt restructurings as of March 31, 2002 was $265,000. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2002 or December 31, 2001. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Allowance for Loan and Lease Losses Activity

         The provision for loan and lease losses is based upon management's evaluation of the adequacy of the existing allowance for loans and leases outstanding and loan commitments. This allowance is increased by provisions charged to expense and recoveries, and is reduced by loan and lease charge-offs. Management determines an appropriate provision based upon the interaction of three primary factors: (1) loan and lease portfolio growth, (2) a comprehensive grading and review formula for total loans and leases outstanding, and (3) estimated inherent credit risk in the portfolio.

         Management reserves 2% of credit exposures graded "Special Mention", 15% of credits classified "Substandard" and 50% of credits classified "Doubtful". These reserve factors may be adjusted for significant commercial and real estate loans that are individually evaluated by management for specific risk of loss. The amounts allocated for "Special Mention", "Substandard" and "Doubtful" represent $563,000 at March 31, 2002. In addition, reserve factors ranging from 0.375% to 3.00% are assigned to currently performing loans that are not otherwise graded as Special Mention, Substandard or Doubtful. These factors are assigned based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, historical losses experienced by peer banks. Management also computes specific and expected loss reserves for loan commitments to provide for risks of loss inherent in the loan extension process. Finally, a residual component is maintained to cover uncertainties that could affect management's estimate of probable losses. This residual component of the allowance reflects a margin of imprecision inherent in the underlying assumptions used to estimate losses in specifically graded loans and expected losses in the performing portfolio.

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

         The allowance for loan and lease losses totaled $2,752,000 or 1.35% of total loans and leases at March 31, 2002 and $2,614,000 or 1.32% at December 31, 2001. Net charge-offs to average loans and leases were 0.02% (on an annualized basis) for the first quarter of 2002. Net charge-offs through the first three months of 2001 were .20% (on an annualized basis) of average loans and leases.

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

Table Seven: Allowance for Loan and Lease Losses
--------------------------------------------------------------------------------
(In thousands, except for percentages)                       Three Months
                                                                Ended
                                                               March 31,
                                                        -----------------------
                                                          2002           2001
--------------------------------------------------------------------------------

Average loans and leases outstanding                    $ 199,845     $ 205,336
--------------------------------------------------------------------------------

Allowance for possible loan and lease losses at
beginning of period                                     $   2,614     $   2,454

Loans charged off:
   Commercial                                                  (1)         (100)
   Real estate                                                 (9)            -
   Consumer                                                     -             -
   Lease financing receivable                                   -             -
--------------------------------------------------------------------------------
Total                                                         (10)         (100)
--------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial                                                   -             -
   Real estate                                                  -             -
   Consumer                                                     -             -
   Lease financing receivable                                   -             -
--------------------------------------------------------------------------------
Total                                                           -             -
--------------------------------------------------------------------------------
Net loans charged off                                         (10)         (100)
Additions to allowance charged
  to operating expenses                                       148           194
--------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                               $   2,752     $   2,548
--------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans and leases outstanding                                .02%          .20%
Provision for possible loan and lease losses
   to average loans and leases outstanding                    .30%          .38%
Allowance for possible loan and lease losses to loans
  and leases, net of deferred fees, at end of period         1.35%         1.25%


Other Real Estate

         At March 31, 2002 and December 31, 2001, the Company did not have any other real estate ("ORE") properties.

Deposits

         At March 31, 2002, total deposits were $250,249,000 representing a decrease of $4,639,000 (1.8%) from the December 31, 2001 balance of $254,888,000. Noninterest-bearing deposits increased $1,379,000 (2.0%) while interest-bearing deposits decreased $6,018,000 (3.2%). Money market accounts decreased $3,600,000 and time deposits decreased $2,900,000.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

         In May of 1997, the board of directors of the Company authorized a stock repurchase plan. The Company acquired 77,000 shares of its common stock during 1999, 60,000 in 1998 and 25,000 in 1997. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares in connection with stock option plans and in conjunction with annual distributions of a five percent common stock dividend. As a result of the acquisition of North Coast Bank during 2000, which was accounted for as a pooling of interests, the Company was required to discontinue the repurchase of its common stock during the transition period. On September 20, 2001, the Company announced a new plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock in connection with the Company's annual distribution of a 5% stock dividend. During 2001, the Company repurchased 21,400 shares under the new plan and during the first quarter of 2002, 13,544 shares were repurchased.

         The Company and the Subsidiary Banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the FDIC and the OCC, which require maintenance of certain levels of capital. At March 31, 2002, shareholders' equity was $28,623,000, representing an increase of $681,000 (2.4%) from $27,942,000 at December 31, 2001. The ratio of total risk-based capital to risk adjusted assets was 14.0% at March 31, 2002 compared to 13.6% at December 31, 2001. Tier 1 risk-based capital to risk-adjusted assets was 12.7% at March 31, 2002 and 12.4% at December 31, 2001.

         Table Eight below lists the Company's actual capital ratios at March 31, 2002 and December 31, 2001 as well as the minimum capital ratios for capital adequacy.

Table Eight:  Capital Ratios
------------------------------------------- --------------------- -------------------------- ----------------------------
Capital to Risk-Adjusted Assets               At March 31, 2002      At December 31, 2001     Minimum Regulatory Capital
                                                                                                    Requirements
------------------------------------------- --------------------- -------------------------- ----------------------------
Leverage ratio                                      9.9%                      9.8%                      4.00%

Tier 1 Risk-Based Capital                          12.7%                     12.4%                      4.00%

Total Risk-Based Capital                           14.0%                     13.6%                      8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All Subsidiary Banks ratios are in excess of the regulatory definition of "well capitalized" at March 31, 2002 and December 31, 2001.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of March 31, 2002 and December 31, 2001
-----------------------------------------------------------------------------------------------------------
(In thousands)                                                  $ Change in NII           $ Change in NII
                                                                  from Current             from Current
                                                                12 Month Horizon         12 Month Horizon
                                                                 March 31, 2002          December 31, 2001
                                                                 --------------          -----------------
         Variation from a constant rate scenario
             +200bp                                                $    483                  $    635
             -200bp                                                $   (456)                 $   (587)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2002 and 2001.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at March 31, 2002 and December 31, 2001 were approximately $60,129,000 and $3,621,000 and $60,840,000 and $3,776,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On March 31, 2002, consolidated liquid assets totaled $45.7 million or 16.2% of total assets compared to $54.8 million or 19.1% of total assets on December 31, 2001. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $22,000,000 with correspondent banks. At March 31, 2001, the Company had $22,000,000 available under these credit lines. Additionally, the Subsidiary Banks are members of the Federal Home Loan Bank (the "FHLB"). At March 31, 2002, the Subsidiary Banks could have arranged for up to $10,164,000 in secured borrowings from the FHLB. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

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

Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2002 and December 31, 2001, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $63,750,000 and $64,616,000 at March 31, 2002 and December 31, 2001,
respectively. As a percentage of net loans these off-balance sheet items represent 21.8% and 33.1%, respectively.

         Certain financial institutions have elected to use special purpose vehicles ("SPV") to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent corporation goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. We do not use those vehicles or any other structures to dispose of problem assets.

Other Matters

         California Energy Shortage. The State of California recently experienced periodic electric power shortages. It is uncertain whether these shortages will continue. Conservation efforts and unanticipated cooler weather conditions through the summer months of 2001 resulted in lower demand for electricity throughout California and an electricity surplus. California also initiated action to supplement conservation efforts including acceleration of the approval process for development of new energy production facilities and entering into long-term energy contracts for the supply of electricity. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiaries' significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

         Effects of Terrorism. The terrorist actions on September 11, 2001 and thereafter have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

            None.

Item 2.  Changes in Securities and Use of Proceeds.

            None.

Item 3.  Defaults Upon Senior Securities.

            None.

Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

Item 5.  Other Information.

            None.

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

            *(10.24) American River Holdings Employee Stock Purchase Plan dated November 21, 2001, incorporated by reference from
                         Exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended December 31, 2001, filed with the Commission on March 26, 2002.

             (10.25) Amendment No. 2 dated March 20, 2002, to the lease agreement between American River Holdings and Union Bank of California dated June 29, 1999, related to 1540 River Park Drive, Suite 108 and Suite 106, Sacramento, California.

             (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. and First Source Capital.

                         * Denotes management contracts, compensatory plans or arrangements.

                         ** Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

            (b) Reports on Form 8-K

                  On January 17, 2002, the Company filed a Report on Form 8-K announcing its financial results for the year 2001, as well as for the fourth quarter ending December 31, 2001.

                                   SIGNATURES


            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN RIVER HOLDINGS

May 2, 2002
                                        By: /s/ MITCHELL A. DERENZO
                                            ---------------------------
                                            Mitchell A. Derenzo
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX



Exhibit Number                     Description                             Page
-------------------------------------------------------------------------------

10.25           Amendment No.2 dated March 20, 2002, to the lease
                agreement between American River Holdings and Union
                Bank of California dated June 29, 1999, related to
                1540 River Park Drive, Suite 108 and Suite 106,
                Sacramento, California.                                      28