Form 10-Q
period 2002-06-30
AMERICAN RIVER HOLDINGS
filed 2002-08-06
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the Quarterly Period Ended     June 30, 2002
                                            -------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                           Commission File No. 0-31525

                             AMERICAN RIVER HOLDINGS
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                               68-0352144
    ----------------------------------      ---------------------------------
     (State or other jurisdiction of             (IRS Employer ID Number)
      incorporation or organization)


    1545 River Park Drive, Sacramento, California                 95815
    ----------------------------------------------              ----------
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

No par value Common Stock - 2,503,180 shares outstanding at August 2, 2002.


                          PART 1-FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS:

                             AMERICAN RIVER HOLDINGS
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)
                                                                           June 30,     December 31,
                                                                             2002           2001
                                                                          ----------    -----------
ASSETS

Cash and due from banks                                                   $   21,660    $    20,342
Federal funds sold                                                             4,280          7,814
Interest-bearing deposits in banks                                             6,334          5,740
Investment securities:
  Available-for-sale (amortized cost: 2002--$35,172; 2001--$35,007)           36,194         35,803
  Held-to-maturity (market value: 2002--$10,824; 2001--$13,234)               10,605         13,109
Loans and leases, less allowance for loan and lease losses
  of $2,894 at June 30, 2002 and $2,614 at December 31, 2001                 208,974        195,026
Bank premises and equipment, net                                               1,840          1,903
Accounts receivable servicing receivables, net                                 2,305          2,869
Accrued interest receivable and other assets                                   3,246          3,953
                                                                          ----------    -----------
                                                                          $  295,438    $   286,559
                                                                          ==========    ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                                     $   75,001    $    67,740
  Interest bearing                                                           187,586        187,148
                                                                          ----------    -----------
       Total deposits                                                        262,587        254,888

Short-term borrowed funds                                                          -              -
Long-term debt                                                                 2,016          2,039
Accrued interest payable and other liabilities                                 1,629          1,690
                                                                          ----------    -----------

       Total liabilities                                                     266,232        258,617
                                                                          ----------    -----------
Commitments and contingencies (Note 2)

Shareholders' equity:
  Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 2,502,414 shares at June 30,
    2002 and 2,519,717 at December 31, 2001                                   13,668         14,167
  Retained earnings                                                           14,916         13,290
  Accumulated other comprehensive income (Note 4)                                622            485
                                                                          ----------    -----------

       Total shareholders' equity                                             29,206         27,942
                                                                          ----------    -----------
                                                                          $  295,438    $   286,559
                                                                          ==========    ===========

See notes to Unaudited Consolidated Financial Statements


                             AMERICAN RIVER HOLDINGS
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)
For the periods ended June 30,
                                                                 Three months                Six months
                                                              2002          2001          2002          2001
                                                        ----------------------------------------------------
Interest income:
  Interest and fees on loans                            $    3,798    $    4,590    $    7,556    $    9,592
  Interest on Federal funds sold                                25            42            38            63
  Interest on deposits in banks                                 64            90           137           182
  Interest and dividends on investment securities:
    Taxable                                                    480           452           980           986
    Exempt from Federal income taxes                           115           117           229           235
    Dividends                                                    4            26            11            42
                                                        ----------------------------------------------------
     Total interest income                                   4,486         5,317         8,951        11,100
                                                        ----------------------------------------------------
Interest expense:
  Interest on deposits                                         826         1,634         1,672         3,624
  Interest on short-term borrowings                              6            22            11            96
  Interest on long-term debt                                    31            32            62            64
                                                        ----------------------------------------------------
     Total interest expense                                    863         1,688         1,745         3,784
                                                        ----------------------------------------------------

     Net interest income                                     3,623         3,629         7,206         7,316

Provision for loan and lease losses                            186           187           334           381
                                                        ----------------------------------------------------
     Net interest income after provision for
       loan and lease losses                                 3,437         3,442         6,872         6,935
                                                        ----------------------------------------------------
Noninterest income                                             552           556         1,044         1,135
                                                        ----------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                             1,359         1,421         2,720         2,831
  Occupancy                                                    205           202           409           401
  Furniture and equipment                                      153           138           296           271
  Other expense                                                571           739         1,207         1,377
                                                        ----------------------------------------------------
     Total noninterest expense                               2,288         2,500         4,632         4,880
                                                        ----------------------------------------------------

       Income before income taxes                            1,701         1,498         3,284         3,190

Income taxes                                                   674           597         1,296         1,265
                                                        ----------------------------------------------------
        Net income                                      $    1,027    $      901    $    1,988    $    1,925
                                                        ====================================================

Basic earnings per share (Note 3)                       $      .41    $      .36    $     0.79    $     0.76
                                                        ====================================================
Diluted earnings per share (Note 3)                     $      .38    $      .34    $     0.74    $     0.72
                                                        ====================================================

Cash dividends per common share                         $      .15    $      .14    $      .15    $      .14
                                                        ====================================================

See notes to Unaudited Consolidated Financial Statements


AMERICAN RIVER HOLDINGS
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares)

                                                                                             Accumulated
                                                           Common Stock                        Other
                                                      -----------------------    Retained  Comprehensive Shareholders' Comprehensive
                                                       Shares         Amount     Earnings      Income       Equity        Income
                                                      ---------     ---------   ---------  ------------- ------------  -------------
Balance, January 1, 2001                              2,395,158     $  12,320   $  11,876     $    217    $  24,413

Comprehensive income (Note 4):
  Net income                                                                        4,037                     4,037     $  4,037
  Other comprehensive income, net of tax:
    Unrealized gain on available-for-sale investment
     securities                                                                                    268          268          268
                                                                                                                         -------
     Total comprehensive income                                                                                         $  4,305
                                                                                                                        ========

Cash dividends                                                                       (681)                     (681)
5% stock dividend                                       120,531         1,935      (1,935)
Fractional shares redeemed                                                             (7)                       (7)
Stock options exercised                                  25,428           247                                   247
Retirement of common stock                              (21,400)         (335)                                 (335)
                                                      ---------     ---------   ---------     --------    ---------
Balance, December 31, 2001                            2,519,717        14,167      13,290          485       27,942

Comprehensive income (Note 4):
  Net income                                                                        1,988                     1,988     $  1,988
  Other comprehensive income, net of tax:
    Unrealized gain on available-for-sale investment
     securities                                                                                    137          137          137
                                                                                                                         -------
     Total comprehensive income                                                                                          $ 2,125
                                                                                                                         =======
Cash dividends                                                                       (362)                     (362)
Stock options exercised                                  15,097           114                                   114
Retirement of common stock                              (32,400)         (613)                                 (613)
                                                      ---------     ---------   ---------     --------    ---------

Balance, June 30, 2002                                2,502,414     $  13,668   $  14,916     $    622    $  29,206
                                                      =========     =========   =========     ========    =========

See notes to Unaudited Consolidated Financial Statements


AMERICAN RIVER HOLDINGS
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
For the six months ended June 30,
                                                                     2002           2001
                                                                  ----------     ----------
Cash flows from operating activities:
 Net income                                                       $    1,988     $    1,925
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan and lease losses                                 334            381
     Increase (decrease) in deferred loan origination
       fees (costs), net                                                  57           (200)
     Depreciation and amortization                                       222            221
     Amortization (accretion) of investment security
       premiums (discounts), net                                          74            (38)
     Provision for accounts receivable servicing
       asset                                                               -              8
     Gain on sale of securities                                            -              -
     Gain on sale of equipment                                             -              -
     Decrease (increase) in accrued interest receivable
       and other assets                                                  661           (158)
     Decrease in accrued interest payable
       and other liabilities                                             (70)          (908)
                                                                  ----------     ----------

          Net cash provided by operating activities                    3,266          1,231
                                                                  ----------     ----------
Cash flows from investing activities:
 Proceeds from the sale of available-for-sale
   investment securities                                                 252          1,979
 Proceeds from called available-for-sale investment
   securities                                                            250              -
 Proceeds from called held-to-maturity investment
   securities                                                              -          1,250
 Proceeds from matured available-for-sale investment
   securities                                                          5,755          4,500
 Proceeds from matured held-to-maturity investment
   securities                                                              -          1,000
 Purchases of available-for-sale investment securities                (6,505)          (269)
 Purchases of held-to-maturity investment securities                       -              -
 Proceeds from principal repayments for available-
   for-sale mortgage-related securities                                   51             45
 Proceeds from principal repayments for held-to-
   maturity mortgage-related securities                                2,462          1,395
 Net (increase) decrease in interest-bearing deposits in banks          (594)           195
 Net (increase) decrease in loans                                    (14,384)         3,342
 Net decrease (increase) in accounts receivable servicing
   receivables                                                           564           (607)
 Purchases of equipment                                                 (157)          (486)
                                                                  ----------     ----------
          Net cash (used in) provided by
          investing activities                                       (12,306)        12,344
                                                                  ----------     ----------



                                                                     2002           2001
                                                                  ----------     ----------
Cash flows from financing activities:
 Net increase (decrease) in demand, interest-bearing and
   savings deposits                                               $    8,519     $   (9,013)
 Net (decrease) increase in time deposits                               (820)        12,877
 Repayment of Federal Home Loan Bank advance                             (23)           (22)
 Net decrease in short-term borrowings                                     -        (15,990)
 Payment of cash dividends                                              (353)          (312)
 Cash paid to repurchase common stock                                   (613)             -
 Cash paid for fractional shares                                           -              -
 Exercise of stock options                                               114            170
                                                                  ----------     ----------
          Net cash provided by (used in) financing
          activities                                                   6,824        (12,290)
                                                                  ----------     ----------
          (Decrease) increase in cash and cash
          equivalents                                                 (2,216)         1,285

Cash and cash equivalents at beginning of period                      28,156         21,236
                                                                  ----------     ----------

Cash and cash equivalents at end of period                        $   25,940     $   22,521
                                                                  ==========     ==========

See notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Holdings (the "Company") at June 30, 2002 and December 31, 2001, and the results of its operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2002 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lesae losses.

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $61,863,000 and letters of credit of $3,368,000 at June 30, 2002. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2002.

Approximately $13,267,000 of loan commitments outstanding at June 30, 2002 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (2,514,518 and 2,517,732 shares for the three and six month periods ended June 30, 2002, and 2,539,053 and 2,536,557 shares for the three and six month periods ended June 30, 2001). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (192,338 and 186,432 shares for the three and six month periods ended June 30, 2002 and 155,341 and 153,561 shares for the three and six month periods ended June 30, 2001). Earnings per share is retroactively adjusted for stock dividends for all periods presented.

4. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $294,000 and $137,000, respectively, for the three and six month periods ended June 30, 2002 and $(11,000) and $161,000, respectively, for the six month periods ended June 30, 2001. Comprehensive income was $1,321,000 and $2,125,000, respectively, for the three and six month periods ended June 30, 2002 and $890,000 and $2,086,000, respectively, for the three and six month periods ended June 30, 2001.

5. ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Standards Accounting Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations covering elimination of pooling accounting treatment in business combinations and financial accounting and reporting for acquired goodwill and other intangible assets at acquisition. SFAS No. 141 supersedes APB Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all mergers and business combinations initiated after the effective date must be accounted for as "purchase" transactions. A merger or business combination was considered initiated if the major terms of the transaction, including the exchange or conversion ratio, were publicly announced or otherwise disclosed to shareholders of the combining companies prior to the effective date. Goodwill in any merger or business combination which was not initiated prior to the effective date will be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB concurrently adopted SFAS No. 142, Goodwill and Other Intangible Assets to address financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date, for fiscal years beginning after December 15, 2001. It is not certain what effect SFAS No. 141 and SFAS No. 142 may have upon the pace of business combinations in the banking industry in general or upon prospects of any merger or business combination opportunities involving the Company in the future. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position, results of operations, or cash flows as the Company had only $63,000 in goodwill as of June 30, 2002 and all of the Company's intangible assets at June 30, 2002 will continue to be amortized.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

         The following is management's discussion and analysis of the significant changes in American River Holdings (the "Company") balance sheet accounts for the periods ended June 30, 2002 and December 31, 2001 and its income and expense accounts for the three and six-month periods ended June 30, 2002 and 2001. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan and lesae losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, changes in accounting principals and procedures, data processing problems, a decline in real estate values in the Company's market area, the California energy shortage, the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Interest income and net interest income are presented on a fully taxable equivalent basis ("FTE") within management's discussion and analysis.


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

Overview

         The Company recorded net income of $1,027,000 for the quarter ended
June 30, 2002, which was a 14.0% increase over the $901,000 reported for the same period of 2001. Diluted earnings per share for the second quarter of 2002 were $0.38 compared to the $0.34 recorded in the second quarter of 2001. The return on average equity ("ROAE") and the return on average assets ("ROA") for the second quarter of 2002 were 14.26% and 1.42%, respectively, as compared to 13.89% and 1.31%, respectively, for the same period in 2001.

         Net income for the six months ended June 30, 2002 and 2001 was $1,988,000 and $1,925,000, respectively, with diluted earnings per share of $.74 and $.72, respectively. For the first six months of 2002, ROAE was 14.03% and ROA was 1.39 as compared to 15.28% and 1.40% for the same period in 2001.

         Total assets of the Company increased by $8,879,000 (3.1%) from December 31, 2001 to $295,438,000 at June 30, 2002. Net loans totaled
$208,974,000, up $13,948,000 (7.2%) from the ending balances on December 31, 2001. Deposit balances at June 30, 2002 totaled $262,587,000, up $7,699,000
(3.0%) from December 31, 2001.

         The Company ended the second quarter of 2002 with a Tier 1 capital ratio of 12.3% and a total risk-based capital ratio of 13.6% versus 12.4% and 13.6%, respectively, at December 31, 2001.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
------------------------------------------------------------------------------------------------------
                                                             For the three            For the six
                                                              months ended            months ended
                                                                June 30,                June 30,
                                                           -------------------     -------------------
(In thousands, except percentages)                           2002        2001        2002        2001
                                                           -------     -------     -------     -------
Net interest income*                                       $ 3,663     $ 3,663     $ 7,287     $ 7,394
Provision for loan and lease losses                           (186)       (187)       (334)       (381)
Noninterest income                                             552         556       1,044       1,135
Noninterest expense                                         (2,288)     (2,500)     (4,632)     (4,880)
Provision for income taxes                                    (674)       (597)     (1,296)     (1,265)
Tax equivalent adjustment                                      (40)        (34)        (81)        (78)
                                                           -------     -------     -------     -------

Net income                                                 $ 1,027     $   901     $ 1,988     $ 1,925
                                                           =======     =======     =======     =======
------------------------------------------------------------------------------------------------------
Average total assets                                       $ 291.1     $ 275.5     $ 287.9     $ 276.5
Net income (annualized) as a percentage
  of average total assets                                     1.42%       1.31%       1.39%       1.40%

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

         The Company's net interest margin was 5.57% for the three months ended June 30, 2002, 5.84% for the three months ended June 30, 2001, 5.65% for the six months ended June 30, 2002 and 5.87% for the six months ended June 30, 2001.

         The fully taxable equivalent interest income component for the second quarter of 2002 decreased $825,000 (15.4%) to $4,526,000 compared to $5,351,000 for the three months ended June 30, 2001. Total fully taxable equivalent interest income for the six months ended June 30, 2002 decreased $2,146,000 (19.2%) to $9,032,000 compared to $11,178,000 for the six months ended June 30, 2001. The decrease in the fully taxable equivalent interest income for the second quarter of 2002 compared to the same period in 2001 is broken down by rate (down $1,011,000) and volume (up $186,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 in response to the Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. Although there were no FRB rate decreases during the second quarter of 2002, the effects of five such rate decreases by the FRB for the period beginning on July 1, 2001 and ending on December 31, 2001 resulting in a 200 basis point drop in the prime rate contributed to the drop in the yield in average earning assets from 8.62% for the second quarter of 2001 to 6.96% for the second quarter of 2002. The volume increase was the result of a 4.8% increase in earning assets primarily the result of a concentrated focus on business lending and the effects of a strong local market and an increase in investment securities as a result of an increase in average deposits of $13,637,000. Average loan balances were up 1.1% for the three months ended June 30, 2002 as compared to the same quarter in 2001, while average investments were up 17.1% during the same period. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2002 over the same period in 2001 resulted from increases in volume (up $140,000) and decreases in rate (down $2,286,000). Average earning assets increased 2.4% during the first six months of 2002 as compared to the same period in 2001. Average loan balances decreased $1,717,000 (0.8%) during that same period; however, average investments and Federal funds balances increased a combined $7,742,000 (15.6%).

         Interest expense was $825,000 (48.9%) lower in the second quarter of 2002 versus the prior year period. The average balances on interest bearing liabilities were $1,979,000 (1.1%) higher in the second quarter of 2002 versus the same quarter in 2001. Despite the higher average balances, there was actually a decrease in interest expense related to volume ($50,000). This occurred as there was an increase in lower cost transaction (checking) accounts (average increase of $10,115,000 or 11.6%) and a decrease in higher cost Time Deposits (average decrease of $7,238,000 or 8.9%). The majority of the decrease in interest expense for the three month period can be related to a drop in rates (down $775,000). Rates paid on interest bearing liabilities decreased 180 basis points on a quarter over quarter basis. Interest expense was $2,039,000 (53.9%) lower in the six month period ended June 30, 2002 versus the prior year period. The average balances on interest bearing liabilities were $1,405,000 (0.7%) lower in the six month period ended June 30, 2002 versus the same period in 2001. The lower balances accounted for $117,000 of the decrease in interest expense, while rates paid on interest bearing liabilities decreased 217 basis points on a year over year basis and accounted for $1,922,000 of the decrease.

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


Table Two:  Analysis of Net Interest Margin on Earning Assets
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,
                                                                     2002                                      2001
                                                 ------------------------------------------  ---------------------------------------
                                                    Avg                             Avg         Avg                          Avg
(Taxable Equivalent Basis)                        Balance         Interest        Yield (4)   Balance         Interest     Yield (4)
(In thousands, except percentages)               ---------        --------        --------   ----------       --------     ---------
Assets:
Earning assets
  Loans (1)                                      $ 205,689        $  3,798         7.41%     $  203,387       $  4,590        9.05%
  Taxable investment
     securities                                     36,042             480         5.34%         28,575            452        6.34%
  Tax-exempt investment
     securities (2)                                  9,704             154         6.37%          9,637            149        6.20%
  Corporate stock (2)                                  275               5         7.29%            798             28       14.07%
  Federal funds sold                                 6,063              25         1.65%          3,834             42        4.39%
  Investments in time deposits                       5,950              64         4.31%          5,389             90        6.70%
                                                 ---------        --------                   ----------       --------
Total earning assets                               263,723           4,526         6.96%        251,620          5,351        8.62%
                                                                  --------                                    --------
Cash & due from banks                               22,092                                       17,380
Other assets                                         8,076                                        9,116
Allowance for loan & lease losses                   (2,803)                                      (2,604)
                                                 ---------                                   ----------
                                                 $ 291,088                                   $  275,512
                                                 =========                                   ==========
Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                                     $  97,504             233         0.96%     $   87,389            499        2.29%
  Savings                                           13,848              13         0.38%         13,919             50        1.44%
  Time deposits                                     74,300             580         3.13%         81,538          1,085        5.34%
  Other borrowings                                   2,987              37         4.97%          3,814             54        5.68%
                                                 ---------        --------                   ----------       --------
Total interest bearing
  liabilities                                      188,639             863         1.83%        186,660          1,688        3.63%
                                                                  --------                                    --------
Demand deposits                                     71,734                                       60,903
Other liabilities                                    1,822                                        1,928
                                                 ---------                                   ----------
Total liabilities                                  262,195                                      249,491
Shareholders' equity                                28,893                                       26,021
                                                 ---------                                   ----------
                                                 $ 291,088                                   $  275,512
                                                 =========                                   ==========
Net interest income & margin (3)                                  $  3,663         5.57%                      $  3,663        5.84%
                                                                  ========         ====                       ========       =====


(1) Loan interest includes loan fees of $154,000 and $148,000 during the three months ending June 30, 2002 and June 30, 2001, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (91) and annualized to actual days in year (365).


----------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,
                                                         2002                                 2001
                                         ------------------------------------  ---------------------------------

(Taxable Equivalent Basis)                   Avg                     Avg           Avg                    Avg
(In thousands, except percentages)         Balance       Interest   Yield (4)    Balance      Interest  Yield (4)
                                         ----------      --------   ---------  ----------     --------  --------
Assets:
Earning assets
  Loans (1)                              $  202,606      $  7,556     7.52%    $  204,323     $  9,592    9.47%
  Taxable investment
     securities                              36,755           980     5.38%        30,908          986    6.43%
  Tax-exempt investment
     securities (2)                           9,656           307     6.41%         9,722          306    6.35%
  Corporate stock (2)                           360            14     7.84%           896           49   11.03%
  Federal funds sold                          4,628            38     1.66%         2,659           63    4.78%
  Investments in time deposits                5,971           137     4.63%         5,443          182    6.74%
                                          ---------      --------              ----------     --------
Total earning assets                        259,976         9,032     7.01%       253,951       11,178    8.88%
                                                         --------                             --------
Cash & due from banks                        22,413                                16,465
Other assets                                  8,206                                 8,680
Allowance for loan & lease losses            (2,733)                               (2,566)
                                          ---------                            ----------

                                          $ 287,862                            $  276,530
                                          =========                            ==========
Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                              $  96,183           461     0.97%    $   91,314        1,315    2.90%
  Savings                                    13,491            26     0.39%        13,142          115    1.76%
  Time deposits                              74,249         1,185     3.22%        78,428        2,194    5.64%
  Other borrowings                            2,919            73     5.04%         5,363          160    6.02%
                                          ---------      --------                             --------
Total interest bearing
  liabilities                               186,842         1,745     1.88%       188,247        3,784    4.05%
                                                         --------                             --------
Demand deposits                              70,647                                60,902
Other liabilities                             1,792                                 1,982
                                          ---------                            ----------
Total liabilities                           259,281                               251,131
Shareholders' equity                         28,581                                25,399
                                          ---------                            ----------
                                          $ 287,862                            $  276,530
                                          =========                            ==========
Net interest income & margin (3)                         $  7,287     5.65%                   $  7,394    5.87%
                                                         ========     ====                    ========   =====

(1) Loan interest includes loan fees of $311,000 and $297,000 during the six months ending June 30, 2002 and June 30, 2001, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (181) and annualized to actual days in year (365).


Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
--------------------------------------------------------------------------------------
(In thousands) Three Months Ended June 30, 2002 over 2001 Increase (decrease)
due to change in:

Interest-earning assets:                        Volume        Rate (4)      Net Change
                                              ----------     ----------     ----------
   Net loans (1)(2)                           $       52     $     (844)    $     (792)
   Taxable investment securities                     118            (90)            28
   Tax exempt investment securities (3)                1              4              5
   Corporate stock                                   (18)            (5)           (23)
   Federal funds sold                                 24            (41)           (17)
   Investment in time deposits                         9            (35)           (26)
                                              ----------     ----------     ----------
     Total                                           186         (1,011)          (825)
                                              ----------     ----------     ----------
Interest-bearing liabilities:
   Demand deposits                                    58           (324)          (266)
   Savings deposits                                    -            (37)           (37)
   Time deposits                                     (96)          (409)          (505)
   Other borrowings                                  (12)            (5)           (17)
                                              ----------     ----------     ----------
     Total                                           (50)          (775)          (825)
                                              ----------     ----------     ----------
Interest differential                         $      236     $     (236)    $        -
                                              ==========     ==========     ==========

--------------------------------------------------------------------------------------

(In thousands) Six Months Ended June 30, 2002 over 2001 Increase (decrease) due to change in:

Interest-earning assets:                        Volume        Rate (4)      Net Change
                                              ----------     ----------     ----------
   Net loans (1)(2)                           $      (81)    $   (1,955)    $   (2,036)
   Taxable investment securities                     187           (193)            (6)
   Tax exempt investment securities (3)               (2)             3              1
   Corporate stock                                   (29)            (6)           (35)
   Federal funds sold                                 47            (72)           (25)
   Investment in time deposits                        18            (63)           (45)
                                              ----------     ----------     ----------
     Total                                           140         (2,286)        (2,146)
                                              ----------     ----------     ----------
Interest-bearing liabilities:
   Demand deposits                                    70           (924)          (854)
   Savings deposits                                    3            (92)           (89)
   Time deposits                                    (117)          (892)        (1,009)
   Other borrowings                                  (73)           (14)           (87)
                                              ----------     ----------     ----------
     Total                                          (117)        (1,922)        (2,039)
                                              ----------     ----------     ----------
Interest differential                         $      257     $     (364)    $     (107)
                                              ==========     ==========     ==========
--------------------------------------------------------------------------------------

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $154,000 and $148,000 during the three months ending June 30, 2002 and June 30, 2001, respectively, and $311,000 and $297,000 during the six months ending June 30, 2002 and June 30, 2001, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.


Provision for Loan and Lease Losses

         The Company provided $186,000 for loan and lease losses for the second quarter of 2002 as compared to $187,000 for the second quarter of 2001. Net loan and lease charge-offs for the three months ended June 30, 2002 were $44,000 or ..09% (on an annualized basis) of average loans and leases as compared to $203,000 or .40% (on an annualized basis) of average loans and leases for the three months ended June 30, 2001. For the first six months of 2002, the Company made provisions for loan and lease losses of $334,000 and net loan and lease charge-offs were $54,000 or .05% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $381,000 and net loan and lease charge-offs of $303,000 for the first six months of 2001 or .30% (on an annualized basis) of average loans and leases outstanding.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income (Unaudited)
-------------------------------------------------------------------------------------
                                              Three Months            Six Months
                                                 Ended                  Ended
                                                June 30,                June 30,
                                         --------------------    --------------------
                                           2002        2001        2002        2001
-------------------------------------------------------------------------------------
Service charges on deposit accounts      $    148    $    151    $    286    $    293
Accounts receivable servicing fees             75         119         153         248
Fees from lease brokerage services             88          65         137         155
Merchant fee income                            89          67         162         121
Income from residential lending                57          50         103         106
Financial services income                      14          28          37          49
Other                                          81          76         166         163
-------------------------------------------------------------------------------------
           Total noninterest income      $    552    $    556    $  1,044    $  1,135
-------------------------------------------------------------------------------------

         Noninterest income was down $4,000 (0.7%) to $552,000 for the three months ended June 30, 2002 as compared to $556,000 for the three months ended June 30, 2001. The decrease in noninterest income for the quarter can be attributed to a decrease in accounts receivable servicing (down $44,000 or 37.0%). The decrease in fees from accounts receivable servicing was offset by increases in fees from lease brokerage services (up $23,000 or 35.4%) and an increase in merchant fee income (up $22,000 or 32.8%). The decrease in accounts receivable servicing was a result of a decrease in average accounts receivable balances outstanding from $3,657,000 in the second quarter of 2001 to $2,248,000 (38.5%) in the second quarter of 2002.

         For the six months ended June 30, 2002, noninterest income was down $91,000 (8.0%) to $1,044,000. The decrease in noninterest income for the six-month period can be attributed to a decrease in accounts receivable servicing (down $95,000 or 38.3%). There was an increase in merchant fee income (up $41,000 or 33.9%) during the six-month period ending June 30, 2002. The decrease in accounts receivable servicing was a result of a decrease in average accounts receivable balances outstanding from $3,467,000 in the six-month period ended June 30, 2001 to $2,469,000 (28.8%) in the six-month period ended 2002. The increase in merchant fee income can be attributed to higher transaction volume from existing clients and more favorable pricing received by the Company from its processor.

Noninterest Expense

         Noninterest expenses decreased $212,000 (8.5%) to a total of $2,288,000 in the second quarter of 2002 versus the second quarter of 2001. Salary and employee benefits, which include commissions, decreased $62,000 (4.4%) from $1,421,000 during the second quarter of 2001 to $1,359,000 during the second quarter of 2002. The decrease is primarily the result of lower commissions paid out in the Real Estate Division of North Coast Bank (down $48,000). On a quarter over quarter basis, furniture and equipment increased $15,000 (10.9%). The increase relates to the depreciation of technology related equipment purchased by the Company over the past twelve months. Other expense decreased $168,000 (22.7%) to a total of $571,000 in the second quarter of 2002 versus the second quarter of 2001. Professional fees, which are classified in the other expense line item, decreased $94,000 (72.9%) from $129,000 during the second quarter of 2001 to $35,000 during the second quarter of 2002. The decrease in professional fees results from a recovery of legal fees ($59,000) related to the resolution of a problem loan credit; the remainder of the decrease relates to lower legal fees paid to resolve problem loan credits. The overhead efficiency ratios for the 2002 and 2001 second quarters were 54.3% and 59.3%, respectively.

         Noninterest expense for the six-month period ended June 30, 2002 was $4,632,000 versus $4,880,000 for the same period in 2001 for a decrease of $248,000 (5.1%). Salaries and benefits decreased $111,000 (3.9%) in 2002 as compared to 2001. The decrease is primarily the result of lower commissions paid out in the Real Estate Division of North Coast Bank (down $57,000) and efficiencies created throughout the Company as a result of consolidating back office departments. The departments were consolidated during the second quarter of 2001 as we further integrated North Coast Bank into the Company. Full time equivalent employees decreased to 100 at June 30, 2002 from 104 at June 30, 2001. Furniture and equipment increased $25,000 (9.2%). The increase relates to the depreciation of technology related equipment purchased by the Company over the past twelve months. Other expense decreased $170,000 (12.3%). Professional fees decreased $62,000 (31.0%) from $201,000 during the first six months of 2001 to $138,000 during the first six months of 2002. The decrease in professional fees results from a recovery of legal fees ($64,000) related to the resolution of a problem loan credit; the remainder of the decrease relates to lower legal fees paid to resolve problem loan credits. An additional other expense item that decreased during the period was data processing ($43,000) at North Coast Bank. The outsourced data processing at North Coast Bank was converted in 2001 and is now processed internally by the Company. The overhead efficiency ratio (fully tax equivalent) for the first six months of 2002 was 55.6% as compared to 57.2% in the same period of 2001.

Provision for Income Taxes

         The effective tax rate for the second quarter and first six months of 2002 was 39.6% and 39.5%, respectively, versus 39.9% and 39.7%, respectively, for the same two periods of 2001.

Balance Sheet Analysis

         The Company's total assets were $295,438,000 at June 30, 2002 as compared to $286,559,000 at December 31, 2001, representing an increase of 3.1%. The average balances of total assets for the six months ended June 30, 2002 was $287,862,000 which represents an increase of $11,332,000 or 4.1% over the $276,530,000 during the six month period ended June 30, 2001. Total average assets for the second quarter of 2002 were $291,088,000 compared to $275,512,000 during the second quarter of 2001 for an increase of 5.7%.

Loans

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) residential real estate; 5) lease financing receivable; 6) agriculture; and 7) consumer loans. At June 30, 2002, these categories accounted for approximately 22%, 55%, 13%, 1%, 2%, 4% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 22%, 51%, 15%, 2%, 1%, 5% and 4% at December 31, 2001. Continuing strong economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for commercial ($3,605,000 or 8.3%), commercial real estate ($16,384,000 or 16.4%) and lease financing receivable ($975,000 or 39.0%). Despite the new borrowers, the Company experienced decreases in real estate construction ($3,242,000 or 10.5%), residential real estate ($1,560,000 or 50.0%), agriculture ($1,692,000 or 16.5%) and consumer ($185,000 or 2.4%) as a result of normal paydowns and higher than average payoffs. The higher payoffs can be partly attributed to refinances during the low rate environment. Table Five below summarizes the composition of the loan portfolio as of June 30, 2002 and December 31, 2001.

Table Five: Loan and Lease Portfolio Composition
---------------------------------------------------------------------
                                             June 30,    December 31,
(In thousands)                                2002          2001
---------------------------------------------------------------------
Commercial                                  $   47,224     $   43,619
Real estate:
   Commercial                                  116,542        100,158
   Construction                                 27,579         30,821
   Residential                                   1,559          3,119
Lease financing receivable                       3,474          2,499
Agriculture                                      8,559         10,251
Consumer                                         7,413          7,598
---------------------------------------------------------------------
Total loans                                    212,350        198,065
Allowance for loan and
   lease losses                                 (2,894)        (2,614)
Deferred loan and lease fees                      (482)          (425)
---------------------------------------------------------------------
Total net loans & leases                    $  208,974     $  195,026
=====================================================================

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

         Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally composed of commitments to customers within the Company's service area for construction of both commercial properties and custom and tract-type single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 80%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans with SBA or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, American River Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. American River Bank acts as a broker between American River Bank's customers and the loan wholesalers. American River Bank receives an origination fee for loans closed.

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

         The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rates and terms, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in some instances, personal guarantees.

         In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers in the normal course of business. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

         In management's judgment, a concentration exists in real estate loans which represented approximately 68.6% of the Company's loan and lease portfolio at June 30, 2002. Although management believes the concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans and leases within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise,
(3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance),
(4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers, and (5) limiting and monitoring lending within specific property categories.

Nonaccrual, Past Due and Restructured Loans & Leases

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2002 and December 31, 2001.

Table Six:  Non-Performing Loans & Leases
----------------------------------------------------------------------------
                                                    June 30,    December 31,
                                                   ----------   ------------
(In thousands)                                        2002          2001
----------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                      $        -     $        -
   Real estate                                            190              -
   Consumer and other                                       -              -
----------------------------------------------------------------------------
Nonaccrual:
   Commercial                                             292            534
   Real estate                                            291            314
   Consumer and other                                       -              8
----------------------------------------------------------------------------
Total non-performing loans & leases                $      773     $      856
============================================================================

         At June 30, 2002, non-performing loans and leases were 0.36% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $773,000 at June 30, 2002 and $856,000 at December 31, 2001. On July 2, 2002, two loans, to one borrower, that were classified as non-performing as of June 30, 2002 paid off in full. The book balance of these two loans as of June 30, 2002 was $497,000. The recorded investment in troubled debt restructurings as of June 30, 2002 was $240,000 of which $190,000 was past due 90 days or more and still accruing and classified as part of the $773,000 in non-performing totals mentioned above. Management believes the $190,000 is well collateralized.

         There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2002 or December 31, 2001. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

         Management reserves 2% of credit exposures graded "Special Mention", 15% of credits classified "Substandard" and 50% of credits classified "Doubtful". These reserve factors may be adjusted for significant loans that are individually evaluated by management for specific risk of loss. The amounts allocated for "Special Mention", "Substandard" and "Doubtful" represent $411,000 at June 30, 2002. In addition, reserve factors ranging from 0.375% to 3.000% are assigned to currently performing loans that are not otherwise graded as Special Mention, Substandard or Doubtful. These factors are assigned based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, historical losses experienced by peer banks. Finally, a residual component is maintained to cover uncertainties that could affect management's estimate of probable losses. This residual component of the allowance reflects a margin of imprecision inherent in the underlying assumptions used to estimate losses in specifically graded loans and expected losses in the performing portfolio.

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

         The allowance for loan and lease losses totaled $2,894,000 or 1.37% of total loans and leases at June 30, 2002 and $2,614,000 or 1.32% at December 31, 2001. Net charge-offs to average loans and leases were 0.09% (on an annualized basis) for the second quarter of 2002 and 0.05% (on an annualized basis) for the six months ended June 30, 2002. Net charge-offs to average loans and leases were 0.40% (on an annualized basis) for the second quarter of 2001 and 0.30% (on an annualized basis) for the six months ended June 30, 2001.

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


Each of the Subsidiary Banks generally makes monthly allocations to the allowance for loan and lease losses based on estimates of loss risk and loan and lease growth. Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans charged off in future periods can be made with any certainty.

         Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Seven: Allowance for Loan and Lease Losses
----------------------------------------------------------------------------------------------------------
                                                        Three Months                   Six Months
(In thousands, except for percentages)                     Ended                         Ended
                                                          June 30,                      June 30,
                                                   -------------------------     -------------------------
                                                      2002           2001           2002           2001
----------------------------------------------------------------------------------------------------------
Average loans and leases outstanding               $  205,689     $  203,387     $  202,606     $  204,323
----------------------------------------------------------------------------------------------------------

Allowance for possible loan and lease
losses at beginning of period                      $    2,752     $    2,548     $    2,614     $    2,454
Loans charged off:
   Commercial                                               -           (200)            (1)          (300)
   Real estate                                              -              -            (54)             -
   Consumer                                               (45)            (5)             -             (5)
----------------------------------------------------------------------------------------------------------
Total                                                     (45)          (205)           (55)          (305)
----------------------------------------------------------------------------------------------------------
Recoveries of loans previously Charged off:
   Commercial                                               1              2              1              2
   Real estate                                              -              -              -              -
   Consumer                                                 -              -              -              -
----------------------------------------------------------------------------------------------------------
Total                                                       1              2              1              2
----------------------------------------------------------------------------------------------------------
Net loans (charged off)                                   (44)          (203)           (54)          (303)
Additions to allowance charged
  to operating expenses                                   186            187            334            381
----------------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                          $    2,894     $    2,532     $    2,894     $    2,532
----------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans and leases outstanding                            .09%           .40%           .05%           .30%
Provision of allowance for possible
  loan and lease losses to average
loans                                                     .36%           .37%           .33%           .38%
  and leases outstanding
Allowance for possible loan and lease
  losses to loans and leases net of
  deferred fees at end of period                         1.37%          1.27%          1.37%          1.27%


Other Real Estate

         At June 30, 2002 and December 31, 2001, the Company had $48,000 and zero, respectively, in other real estate ("ORE") properties. The entire $48,000 balance represented one property and on July 29, 2002, the Company sold the property for a slight gain over the June 30, 2002 book value. As of the date of filing this document, the Company did not have any ORE.


Deposits

         At June 30, 2002, total deposits were $262,587,000 representing an increase of $7,699,000 (3.0%) from the December 31, 2001 balance of $254,888,000. Noninterest-bearing deposits increased $7,261,000 (10.7%) while interest-bearing deposits increased $438,000 (0.2%). The Company has attempted to reduce higher rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

         In May of 1997, the board of directors of the Company authorized a stock repurchase plan. The Company acquired 77,000 shares of its common stock during 1999, 60,000 in 1998 and 25,000 in 1997. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares in connection with stock option plans and in conjunction with annual distributions of a five percent common stock dividend. As a result of the acquisition of North Coast Bank during 2000, which was accounted for as a pooling of interests, the Company was required to discontinue the repurchase of its common stock during the transition period. On September 20, 2001, the Company announced a new plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock in connection with the Company's annual distribution of a 5% stock dividend. During 2001, the Company repurchased 21,400 shares under the new plan and during the first six months of 2002, 32,400 shares were repurchased.

         The Company and the Subsidiary Banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the FDIC and the OCC, which require maintenance of certain levels of capital. At June 30, 2002, shareholders' equity was $29,206,000, representing an increase of $1,264,000
(4.5%) from $27,942,000 at December 31, 2001. The ratio of total risk-based capital to risk adjusted assets was 13.6% at June 30, 2002 compared to 13.6% at December 31, 2001. Tier 1 risk-based capital to risk-adjusted assets was 12.3% at June 30, 2002 and 12.4% at December 31, 2001.

         Table Eight below lists the Company's actual capital ratios at June 30, 2002 and December 31, 2001 as well as the minimum capital ratios for capital adequacy.

Table Eight: Capital Ratios
-------------------------------------------------------------------------------------------------
                                      At June 30, 2002     At December 31,   Minimum Regulatory
Capital to Risk-Adjusted Assets                                 2001         Capital Requirements
-------------------------------------------------------------------------------------------------
Leverage ratio                              9.9%                 9.8%            4.00%

Tier 1 Risk-Based Capital                  12.3%                12.4%            4.00%

Total Risk-Based Capital                   13.6%                13.6%            8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All Subsidiary Banks ratios are in excess of the regulatory definition of "well capitalized" at June 30, 2002 and December 31, 2001.

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

Table Nine: Interest Rate Risk Simulation of Net Interest as of June 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------
(In thousands)
                                            $ Change in NII     $ Change in NII
                                              from Current        from Current
                                            12 Month Horizon    12 Month Horizon
                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------
Variation from a constant rate scenario
     +200bp                                      $  531             $  635
     -200bp                                      $ (523)            $ (587)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2002 and 2001.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2002 and December 31, 2001 were approximately $61,863,000 and $3,368,000 and $60,840,000 and $3,776,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On June 30, 2002, consolidated liquid assets totaled $49.9 million or 16.9% of total assets compared to $54.8 million or 19.1% of total assets on December 31, 2001. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $24,000,000 with correspondent banks. At June 30, 2002, the Company had $24,000,000 available under these credit lines. Additionally, the subsidiary banks are members of the Federal Home Loan Bank (the "FHLB"). At June 30, 2002, the subsidiary banks could have arranged for up to $4,762,000 in secured borrowings from the FHLB. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing through the end of the second quarter of 2002, much of the investment portfolio has experienced significant price appreciation, which has resulted in unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank and North Coast Bank can also pledge securities to borrow from the Federal Reserve Bank and the FHLB. The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends from its subsidiaries to service its commitments. The Company expects that the cash dividends paid by the subsidiaries to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2002 and December 31, 2001, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $65,231,000 and $64,616,000 at June 30, 2002 and December 31, 2001,
respectively. As a percentage of net loans these off-balance sheet items represent 31.2% and 33.1%, respectively.

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

Other Matters

         California Energy Shortage. The State of California recently experienced periodic electric power shortages. It is uncertain whether these shortages will arise in the future. Conservation efforts and unanticipated cooler weather conditions through the summer months of 2001 and 2002, has resulted in lower demand for electricity throughout California and an electricity surplus. California also initiated action to supplement conservation efforts including acceleration of the approval process for development of new energy production facilities and entering into long-term energy contracts for the supply of electricity. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiaries' significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

         Effects of Terrorism. The terrorist actions on September 11, 2001 and thereafter have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan and lease losses, and causing a decline in the Company's stock price.

Subsequent Events

         Corporate Reform Legislation. President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act provide for:

     o Expanded oversight of the Accounting Profession by creating a new independent oversight board to be monitored by the SEC.

     o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

     o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO, and makes it a crime for an issuer to interfere with an audit.

     o Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

     o Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.

The effect of the Act upon corporations is uncertain; however, it is likely that compliance costs may increase as corporations modify procedures if required to conform to the provisions of the Act. The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results of its operations or its cash flows.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

               None.

Item 2.  Changes in Securities and Use of Proceeds.

               None.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The following are the voting results of the registrant's annual meeting of the shareholders held on May 23, 2002:

         PROPOSAL NO. 1: Election of directors

         On the proposal to elect Directors of American River Holdings, Management's nominees, James O. Burpo, Sam J. Gallina, Roger J. Taylor, D.D.S. and Larry L. Wasem were elected as directors of AMERICAN RIVER HOLDINGS for the period corresponding to the class designated and until their successors are duly elected and qualified.


         PROPOSAL NO. 2: To ratify the selection of Perry-Smith LLP as independent public accountants for the Company.

         Voted for:                      1,913,324
         Voted against:                      4,487
         Abstained:                          3,759


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

         (10.25) Amendment No. 2 dated March 20, 2002, to the lease agreement between American River Holdings and Union Bank of California dated June 29, 1999, related to 1540 River Park Drive, Suite 108 and Suite 106, Sacramento, California, incorporated by reference from Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002, filed with the Commission on May 3, 2002.

          (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. and First Source Capital.

                      *Denotes management contracts, compensatory plans or arrangements.

                      **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

(b)  Reports on Form 8-K

On April 18, 2002, the Company filed a Report on Form 8-K announcing its financial results for the quarter ended March 31, 2002.

On June 20, 2002, the Company filed a Report on Form 8-K announcing a semi-annual cash dividend.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN RIVER HOLDINGS

August 2, 2002
--------------

                                    By: /s/ DAVID T. TABER
                                    --------------------------------------------
                                    David T. Taber
                                    President
                                    Chief Executive Officer


                                    By: /s/ MITCHELL A. DERENZO
                                    --------------------------------------------
                                    Mitchell A. Derenzo
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)