Form 10-Q/A
period 2002-06-30
AMERICAN RIVER HOLDINGS
filed 2002-08-08
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The following are the voting results of the registrant's annual meeting of the shareholders held on May 23, 2002:

         PROPOSAL NO. 1: Election of directors

         On the proposal to elect Class II Directors of American River Holdings, management's nominees, James O. Burpo, Sam J. Gallina, Roger J. Taylor, D.D.S. and Larry L. Wasem were elected to serve for a three-year term until the 2005 Annual Meeting of Shareholders and until their successors are duly elected and qualified with the following vote tabulation:

         James O. Burpo:            FOR   1,911,771    AGAINST   0   ABSTAIN   9,799

         Sam J. Gallina:            FOR   1,915,723    AGAINST   0   ABSTAIN   5,847

         Roger J. Taylor, D.D.S.:   FOR   1,915,723    AGAINST   0   ABSTAIN   5,847

         Larry L. Wasem:            FOR   1,886,660    AGAINST   0   ABSTAIN  40,910

         Class I and Class III Directors of American River Holdings continued in office for the periods corresponding to the term of office for their respective Class.


         PROPOSAL NO. 2: To ratify the selection of Perry-Smith LLP as independent public accountants for the Company.

         FOR:            1,913,324
         AGAINST:            4,487
         ABSTAINED:          3,759


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

           Exhibit
           Number                      Document Description
           ------                      --------------------

             (99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN RIVER HOLDINGS

     August 7, 2002                   By: /s/ DAVID T. TABER
     --------------                       --------------------------------------
                                          David T. Taber
                                          Chief Executive Officer
                                          (Principal Executive Officer)


     August 7, 2002                   By: /s/ MITCHELL A. DERENZO
     --------------                       --------------------------------------
                                          Mitchell A. Derenzo
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)