Form 10-Q
period 2002-09-30
AMERICAN RIVER HOLDINGS
filed 2002-11-04
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the Quarterly Period Ended   September 30, 2002
                                             ------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                           Commission File No. 0-31525


                             AMERICAN RIVER HOLDINGS
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   California                                 68-0352144
-------------------------------------------------   ----------------------------
        (State or other jurisdiction of               (IRS Employer ID Number)
         incorporation or organization)


  1545 River Park Drive, Sacramento, California                 95815
-------------------------------------------------   ----------------------------
    (Address of principal executive offices)                 (Zip code)


                                 (916) 565-6100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    -------       -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 2,621,834 shares outstanding at November 1, 2002.


                                  Page 1 of 33
                 The Index to the Exhibits is located at Page 32

PART 1  -  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS:

                             AMERICAN RIVER HOLDINGS
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)

                                                                           September 30,    December 31,
                                                                               2002             2001
                                                                           ------------     ------------
ASSETS

Cash and due from banks                                                    $     17,417     $     20,342
Federal funds sold                                                                   --            7,814
Interest-bearing deposits in banks                                                6,037            5,740
Investment securities:
    Available-for-sale (amortized cost: 2002--$65,864; 2001--$35,007)            68,074           35,803
    Held-to-maturity (fair value: 2002--$13,672; 2001--$13,234)                  13,457           13,109
Loans and leases, less allowance for loan and lease losses of $3,141
    at September 30, 2002; $2,614 at December 31, 2001                          219,568          195,026
Bank premises and equipment, net                                                  1,755            1,903
Accounts receivable servicing receivables, net                                    1,873            2,869
Accrued interest receivable and other assets                                      3,347            3,953
                                                                           ------------     ------------
                                                                           $    331,528     $    286,559
                                                                           ============     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
    Noninterest bearing                                                    $     75,425     $     67,740
    Interest bearing                                                            189,575          187,148
                                                                           ------------     ------------
            Total deposits                                                      265,000          254,888

Short-term borrowed funds (Note 5)                                               31,700               --
Long-term debt                                                                    2,004            2,039
Accrued interest payable and other liabilities                                    1,751            1,690
                                                                           ------------     ------------

            Total liabilities                                                   300,455          258,617
                                                                           ------------     ------------

Commitments and contingencies (Note 2)

Shareholders' equity:
    Common stock - no par value; 20,000,000 shares authorized;
        issued and outstanding - 2,625,183 shares at September 30,
        2002 and 2,519,717 at December 31, 2001                                  16,087           14,167
    Retained earnings                                                            13,647           13,290
    Accumulated other comprehensive income (Note 4)                               1,339              485
                                                                           ------------     ------------

           Total shareholders' equity                                            31,073           27,942
                                                                           ------------     ------------
                                                                           $    331,528     $    286,559
                                                                           ============     ============

            See notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                      For the periods ended September 30,

                                                                 Three months                       Nine months
                                                         -----------------------------     -----------------------------
                                                             2002             2001             2002             2001
                                                         ------------     ------------     ------------     ------------
Interest income:
    Interest and fees on loans                           $      3,850     $      4,332     $     11,406     $     13,924
    Interest on Federal funds sold                                 34               79               72              142
    Interest on deposits in banks                                  66               82              203              264
    Interest and dividends on investment securities:
        Taxable                                                   662              435            1,642            1,421
        Exempt from Federal income taxes                          116              115              345              350
        Dividends                                                   4               12               15               54
                                                         ------------     ------------     ------------     ------------
            Total interest income                               4,732            5,055           13,683           16,155
                                                         ------------     ------------     ------------     ------------
Interest expense:
    Interest on deposits                                          800            1,374            2,472            4,998
    Interest on short-term borrowings                              79                1               90               97
    Interest on long-term debt                                     33               31               95               95
                                                         ------------     ------------     ------------     ------------
            Total interest expense                                912            1,406            2,657            5,190
                                                         ------------     ------------     ------------     ------------

            Net interest income                                 3,820            3,649           11,026           10,965

Provision for loan and lease losses                               160              192              494              573
                                                         ------------     ------------     ------------     ------------
            Net interest income after provision for
                 loan and lease losses                          3,660            3,457           10,532           10,392
                                                         ------------     ------------     ------------     ------------

Noninterest income                                                619              656            1,663            1,791
                                                         ------------     ------------     ------------     ------------

Noninterest expense:
    Salaries and employee benefits                              1,372            1,252            4,092            4,083
    Occupancy                                                     211              201              620              602
    Furniture and equipment                                       162              145              458              416
    Other expense                                                 540              669            1,747            2,046
                                                         ------------     ------------     ------------     ------------
            Total noninterest expense                           2,285            2,267            6,917            7,147
                                                         ------------     ------------     ------------     ------------

            Income before income taxes                          1,994            1,846            5,278            5,036

Income taxes                                                      794              735            2,090            2,000
                                                         ------------     ------------     ------------     ------------

            Net income                                   $      1,200     $      1,111     $      3,188     $      3,036
                                                         ============     ============     ============     ============

Basic earnings per share (Note 3)                        $        .46     $        .42     $       1.21     $       1.14
                                                         ============     ============     ============     ============
Diluted earnings per share (Note 3)                      $        .43     $        .39     $       1.13     $       1.07
                                                         ============     ============     ============     ============

Cash dividends per common share                          $         --     $         --     $        .14     $        .12
                                                         ============     ============     ============     ============

            See notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER HOLDINGS
      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except number of shares)

                                                                                         Accumulated
                                                    Common Stock                            Other
                                            ---------------------------     Retained    Comprehensive  Shareholders'  Comprehensive
                                               Shares         Amount        Earnings        Income        Equity         Income
                                            ------------   ------------   ------------  -------------  -------------  -------------
Balance, January 1, 2001                       2,395,158   $     12,320   $     11,876   $        217  $     24,413

Comprehensive income (Note 4):
    Net income                                                                   4,037                        4,037   $      4,037
    Other comprehensive income, net of tax:
        Change in unrealized gain on
           available-for-sale investment
           securities                                                                             268           268            268
                                                                                                                      ------------
           Total comprehensive income                                                                                 $      4,305
                                                                                                                      ============

Cash dividends                                                                    (681)                        (681)
5% stock dividend                                120,531          1,935         (1,935)
Fractional shares redeemed                                                          (7)                          (7)
Stock options exercised                           25,428            247                                         247
Retirement of common stock                       (21,400)          (335)                                       (335)
                                            ------------   ------------   ------------   ------------  ------------
Balance, December 31, 2001                     2,519,717         14,167         13,290            485        27,942

Comprehensive income (Note 4):
    Net income                                                                   3,188                        3,188   $      3,188
    Other comprehensive income, net of tax:
        Change in unrealized gain on
           available-for-sale investment
           securities                                                                             854           854            854
                                                                                                                      ------------
           Total comprehensive income                                                                                 $      4,042
                                                                                                                      ============

Cash dividends                                                                    (362)                        (362)
5% stock dividend                                124,604          2,469         (2,469)
Stock options exercised                           16,309            123                                         123
Retirement of common stock                       (35,447)          (672)                                       (672)
                                            ------------   ------------   ------------   ------------  ------------

Balance, September 30, 2002                    2,625,183   $     16,087   $     13,647   $      1,339  $     31,073
                                            ============   ============   ============   ============  ============

            See notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER HOLDINGS
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                    For the nine months ended September 30,

                                                                     2002              2001
                                                                 ------------      ------------
Cash flows from operating activities:
 Net income                                                      $      3,188      $      3,036
 Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan and lease losses                              494               573
         Increase (decrease) in deferred loan origination
              fees (costs), net                                           137              (161)
         Depreciation and amortization                                    341               333
         Amortization (accretion) of investment security
              premiums (discounts), net                                   201               (35)
         Provision for accounts receivable servicing
              asset                                                         2                13
         Gain on sale of equipment and other real estate                  (13)
         Decrease (increase) in accrued interest receivable
              and other assets                                            414              (163)
         (Decrease) increase in accrued interest payable
              and other liabilities                                       (45)               10
                                                                 ------------      ------------

              Net cash provided by operating activities                 4,719             3,606
                                                                 ------------      ------------

Cash flows from investing activities:
    Proceeds from the sale of available-for-sale
       investment securities                                              252             1,979
    Proceeds from called available-for-sale investment
       securities                                                         250                --
    Proceeds from called held-to-maturity investment
       securities                                                          --             1,250
    Proceeds from matured available-for-sale investment
       securities                                                       7,255             6,500
    Proceeds from matured held-to-maturity investment
        securities                                                         --             2,050
    Purchases of available-for-sale investment securities             (39,338)           (5,866)
    Purchases of held-to-maturity investment securities                (4,249)             (514)
    Proceeds from principal repayments for available-
       for-sale mortgage-related securities                               593                66
    Proceeds from principal repayments for held-to-
       maturity mortgage-related securities                             3,831             2,328
    Net increase in interest-bearing deposits in banks                   (297)             (201)
    Net increase in loans                                             (25,217)           (1,023)
    Net decrease (increase) in accounts receivable servicing
       receivables                                                      1,077              (513)
    Purchases of equipment                                               (189)             (505)
    Proceeds from the sale of other real estate                            61                --
                                                                 ------------      ------------

             Net cash (used in) provided by
                investing activities                                  (55,971)            5,551
                                                                 ------------      ------------

                            AMERICAN RIVER HOLDINGS
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)
                    For the nine months ended September 30,

                                                                     2002              2001
                                                                 ------------      ------------
Cash flows from financing activities:
    Net increase (decrease) in demand, interest-bearing and
        savings deposits                                         $     13,401      $     (8,549)
    Net (decrease) increase in time deposits                           (3,289)           12,705
    Repayment of Federal Home Loan Bank advance                           (35)              (33)
    Net increase (decrease) in short-term borrowings                   31,700           (13,690)
    Payment of cash dividends                                            (715)             (641)
    Cash paid to repurchase common stock                                 (672)               --
    Cash paid for fractional shares                                        --                --
    Exercise of stock options                                             123               170
                                                                 ------------      ------------

             Net cash provided by (used in) financing
                activities                                             40,513           (10,038)
                                                                 ------------      ------------

             Decrease in cash and cash
                equivalents                                           (10,739)             (881)

Cash and cash equivalents at beginning of period                       28,156            21,236
                                                                 ------------      ------------

Cash and cash equivalents at end of period                       $     17,417      $     20,355
                                                                 ============      ============


            See notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Holdings (the "Company") at September 30, 2002 and December 31, 2001, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2002 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses, the provision for taxes and the estimated fair value of investment securities.

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $63,249,000 and letters of credit of $3,395,000 at September 30, 2002. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2002.

Approximately $15,452,000 of loan commitments outstanding at September 30, 2002 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (2,627,121 and 2,637,256 shares for the three and nine month periods ended September 30, 2002, and 2,663,804 and 2,662,052 shares for the three and nine month periods ended September 30, 2001). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (194,766 and 195,373 shares for the three and nine month periods ended September 30, 2002 and 180,685 and 167,792 shares for the three and nine month periods September 30, 2001). Earnings per share is retroactively adjusted for stock dividends for all periods presented.

4. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income. Other comprehensive income, net of taxes, was comprised of the unrealized gains on available-for-sale investment securities of $717,000 and $854,000, respectively, for the three and nine month periods ended September 30, 2002 and $318,000 and $479,000, respectively, for the three and nine month periods ended September 30, 2001. Comprehensive income was $1,917,000 and $4,042,000, respectively, for the three and nine month periods ended
September 30, 2002 and $1,429,000 and $3,515,000, respectively, for the three and nine month periods ended September 30, 2001.

5. SHORT-TERM BORROWING ARRANGEMENTS

The Company has a total of $26,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. Advances totaling $6,700,000 were outstanding from one of its correspondent banks at September 30, 2002, bearing an interest rate of 2.375% and maturing October 1, 2002. There were no borrowings outstanding under these arrangements at December 31, 2001.

In addition, the Company has a line of credit available with the Federal Home Loan Bank which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with a term of up to thirty years. Three advances totaling $25,000,000 were outstanding from the Federal Home Loan Bank at September 30, 2002. One advance for $12,500,000 bears an interest rate of 1.74% and matures October 30, 2002; one advance for $10,000,000 bears an interest rate of 1.87% and matures July 30, 2003 and one advance for $2,500,000 bears an interest rate of 1.86% and matures July 30, 2003. There were no short-term borrowings outstanding under this line of credit at December 31, 2001.

6. ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit or disposal activities are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

On October 1, 2002, the FASB issued FASB Statement No. 147, Acquisitions of Certain Financial Institutions. This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises (the FASB has a separate project on its agenda that will provide guidance on the accounting for transactions between mutual enterprises).

The provisions of Statement 147 reflect the following conclusions:

o The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

o Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002). Those transition provisions are effective on October 1, 2002; however, early application is permitted.

o The scope of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

           The adoption of Statement 147 is not expected to have a material effect on the Company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

           The following is management's discussion and analysis of the significant changes in American River Holdings balance sheet accounts for the periods ended September 30, 2002 and December 31, 2001 and its income and expense accounts for the three and nine-month periods ended September 30, 2002 and 2001. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

            In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan and lease losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, changes in accounting principals and procedures, data processing problems, a decline in real estate values in the Company's market area, the California energy shortage, the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

           The Company owns 100% of the issued and outstanding common shares of American River Bank, North Coast Bank (the "Subsidiary Banks") and First Source Capital. American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983. American River Bank operates four full service offices within its primary service areas of Sacramento and Placer Counties. American River Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within those counties. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

           First Source Capital was formed in July 1999 to conduct lease financing for most types of business equipment, from computer software to heavy earth-moving equipment. Specific leasing programs are tailored for vendors of equipment in order to increase their sales. First Source Capital acts as a lease broker and receives a fee for each lease recorded on the books of the party acting as the funding source.

            North Coast Bank, National Association ("North Coast Bank"). North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. North Coast Bank is headquartered in Santa Rosa, California and operates three full service banking offices within its primary service area of Sonoma County. North Coast Bank's primary business is serving the business or commercial banking needs of small to mid-sized businesses within Sonoma County.

Overview

            The Company recorded net income of $1,200,000 for the quarter ended September 30, 2002, which was an 8.0% increase over the $1,111,000 reported for the same period of 2001. Diluted earnings per share for the third quarter of 2002 were $0.43 compared to the $0.39 recorded in the third quarter of 2001. The return on average equity ("ROAE") and the return on average assets ("ROA") for the third quarter of 2002 were 16.01% and 1.48%, respectively, as compared to 16.46% and 1.59%, respectively, for the same period in 2001.

            Net income for the nine months ended September 30, 2002 and 2001 was $3,188,000 and $3,036,000, respectively, with diluted earnings per share of $1.13 and $1.07, respectively. For the first nine months of 2002, ROAE was 14.71% and ROA was 1.43 as compared to 15.75% and 1.47% for the same period in 2001.

            Total assets of the Company increased by $44,969,000 (15.7%) from December 31, 2001 to $331,528,000 at September 30, 2002. Net loans totaled $219,568,000, up $24,542,000 (12.6%) from the ending balances on December 31,
2001. Investment securities totaled $81,531,000, up $32,619,000 (66.7%) from the ending balances on December 31, 2001. Deposit balances at September 30, 2002 totaled $265,000,000, up $10,112,000 (4.0%) from December 31, 2001. The balances in other borrowings at September 30, 2002 totaled $33,704,000, up $31,665,000 (1553.0%) from December 31, 2001. The increase in investment securities is primarily due to a change in investment strategy whereby the Company has invested its excess funds in investment securities rather than federal funds sold and the adoption of an investment strategy that allowed the Company to take advantage of a relatively steep yield curve, to utilize excess capital and to reduce exposure to further declines in intermediate term interest rates by purchasing mortgage-backed securities with average lives of 3 to 5 years and funding them with wholesale Federal Home Loan Bank (the "FHLB") advances that mature in one year or less (for further information see the "Market Risk Management" section of this report. The FHLB advances are recorded in short-term borrowings. Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
-------------------------------------------------------------------------------------------------
                                                 For the three                  For the nine
                                                  months ended                  months ended
                                                 September 30,                  September 30,
                                            -----------------------       -----------------------
(In thousands, except percentages)            2002           2001           2002           2001
                                            --------       --------       --------       --------
Net interest income*                        $  3,861       $  3,688       $ 11,148       $ 11,082
Provision for loan and lease losses             (160)          (192)          (494)          (573)
Noninterest income                               619            656          1,663          1,791
Noninterest expense                           (2,285)        (2,267)        (6,917)        (7,147)
Provision for income taxes                      (794)          (735)        (2,090)        (2,000)
Tax equivalent adjustment                        (41)           (39)          (122)          (117)
                                            --------       --------       --------       --------

Net income                                  $  1,200       $  1,111       $  3,188       $  3,036
                                            ========       ========       ========       ========

-------------------------------------------------------------------------------------------------
Average total assets                        $  320.8       $  276.4       $  299.0       $  276.5
Net income (annualized) as a percentage
  of average total assets                       1.48%          1.59%          1.43%          1.47%

-------------------------------------------------------------------------------------------------
* Fully taxable equivalent basis (FTE)

            The Company ended the third quarter of 2002 with a Tier 1 capital ratio of 11.9% and a total risk-based capital ratio of 13.2% versus 12.4% and 13.6%, respectively, at December 31, 2001.

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

            The Company's net interest margin was 5.18% for the three months ended September 30, 2002, 5.76% for the three months ended September 30, 2001, 5.48% for the nine months ended September 30, 2002 and 5.83% for the nine months ended September 30, 2001.

            The fully taxable equivalent interest income component for the third quarter of 2002 decreased $321,000 (6.3%) to $4,773,000 compared to $5,094,000 for the three months ended September 30, 2001. Total fully taxable equivalent interest income for the nine months ended September 30, 2002 decreased $2,467,000 (15.2%) to $13,805,000 compared to $16,272,000 for the nine months ended September 30, 2001. The decrease in the fully taxable equivalent interest income for the third quarter of 2002 compared to the same period in 2001 is broken down by rate (down $1,052,000) and volume (up $731,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 in response to the Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. Although there were no FRB rate decreases during the third quarter of 2002, the effects of five such rate decreases by the FRB for the period beginning on July 1, 2001 and ending on December 31, 2001, resulting in a 200 basis point drop in the prime rate, contributed to the drop in the yield in average earning assets from 7.96% for the third quarter of 2001 to 6.40% for the third quarter of 2002. The volume increase was the result of a 16.5% increase in average assets primarily the result of a concentrated focus on business lending and the effects of a favorable local market and an increase in investment securities as a result of an increase in average deposits of $21,539,000 and an increase in average other borrowings of $17,823,000. Average loan balances were up 6.6% for the three months ended September 30, 2002 as compared to the same quarter in 2001, while average investments were up 53.3% during the same period. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2002 over the same period in 2001 resulted from increases in volume (up $894,000) and decreases in rate (down $3,361,000). Average earning assets increased 7.1% during the first nine months of 2002 as compared to the same period in 2001. Average loan balances increased $3,380,000 (1.7%) during that same period; however, average investments and Federal funds balances increased a combined $14,581,000 (28.6%).

            Interest expense was $494,000 (35.1%) lower in the third quarter of 2002 versus the prior year period. The average balances on interest bearing liabilities were $23,889,000 (12.8%) higher in the third quarter of 2002 versus the same quarter in 2001. The increased volume increased expense by $233,000, however, the overall decrease in interest expense for the three-month period can be related to a drop in rates (down $727,000). Rates paid on interest bearing liabilities decreased 128 basis points on a quarter over quarter basis. Interest expense was $2,533,000 (48.8%) lower in the nine month period ended September 30, 2002 versus the prior year period. The average balances on interest bearing liabilities were $7,167,000 (3.8%) higher in the nine-month period ended September 30, 2002 versus the same period in 2001. The higher balances accounted for an increase in interest expense of $136,000, while rates paid on interest bearing liabilities decreased 188 basis points on a year over year basis and accounted for a $2,669,000 decrease.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
-------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended September 30,
                                       ---------------------------------------------------------------------------------
                                                        2002                                       2001
                                       --------------------------------------     --------------------------------------
(Taxable Equivalent Basis)                Avg                          Avg           Avg                          Avg
(In thousands, except percentages)      Balance       Interest      Yield (4)      Balance       Interest      Yield (4)
                                       ---------     ----------     ---------     ---------     ----------     ---------
Assets:
Earning assets
  Loans (1)                            $ 213,412      $   3,850        7.16%      $ 200,123      $   4,332        8.59%
  Taxable investment
     securities                           57,619            662        4.56%         28,370            435        6.08%
  Tax-exempt investment
     securities (2)                        9,889            155        6.22%          9,606            151        6.24%
  Corporate stock (2)                        282              6        8.44%            769             15        7.74%
  Federal funds sold                       8,681             34        1.55%          9,503             79        3.30%
  Investments in time deposits             6,012             66        4.36%          5,552             82        5.86%
                                       ---------      ---------                   ---------      ---------
Total earning assets                     295,895          4,773        6.40%        253,923          5,094        7.96%
                                                      ---------                                  ---------
Cash & due from banks                     19,800                                     18,102
Other assets                               8,130                                      7,057
Allowance for loan & lease losses         (3,048)                                    (2,706)
                                       ---------                                  ---------
                                       $ 320,777                                  $ 276,376
                                       =========                                  =========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                           $ 102,581            250        0.97%      $  87,454            375        1.70%
  Savings                                 13,426             13        0.38%         14,393             36        0.99%
  Time deposits                           74,053            537        2.88%         82,147            963        4.65%
  Other borrowings                        19,974            112        2.22%          2,151             32        5.90%
                                       ---------      ---------                   ---------      ---------

Total interest bearing
  liabilities                            210,034            912        1.72%        186,145          1,406        3.00%
                                                      ---------                                  ---------
Demand deposits                           78,320                                     62,847
Other liabilities                          2,695                                        605
                                       ---------                                  ---------
Total liabilities                        291,049                                    249,597
Shareholders' equity                      29,728                                     26,779
                                       ---------                                  ---------
                                       $ 320,777                                  $ 273,376
                                       =========                                  =========
Net interest income & margin (3)                      $   3,861        5.18%                     $   3,688        5.76%
                                                      =========     ========                     =========     ========

(1) Loan interest includes loan fees of $111,000 and $109,000 during the three months ending September 30, 2002 and September 30, 2001, respectively.

(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

(4) Average yield is calculated based on actual days in quarter (92) and annualized to actual days in year (365).

------------------------------------------------------------------------------------------------------------------------
                                                                 Nine Months Ended September 30,
                                       ---------------------------------------------------------------------------------
                                                        2002                                       2001
                                       --------------------------------------     --------------------------------------
(Taxable Equivalent Basis)                Avg                          Avg           Avg                          Avg
(In thousands, except percentages)      Balance       Interest      Yield (4)      Balance       Interest      Yield (4)
                                       ---------     ----------     ---------     ---------     ----------     ---------
Assets:
Earning assets
  Loans (1)                            $ 206,288      $  11,406        7.39%      $ 202,908      $  13,924         9.17%
  Taxable investment
     Securities                           43,837          1,642        5.01%         30,053          1,421         6.32%
  Tax-exempt investment
     securities (2)                        9,735            462        6.35%          9,682            457         6.31%
  Corporate stock (2)                        333             20        8.03%            853             64        10.03%
  Federal funds sold                       5,724             72        1.68%          4,965            142         3.82%
  Investments in time deposits             5,985            203        4.53%          5,480            264         6.44%
                                       ---------      ---------                   ---------      ---------
Total earning assets                     271,902         13,805        6.79%        253,941         16,272         8.57%
                                                      ---------                                  ---------
Cash & due from banks                     21,055                                     16,932
Other assets                               8,832                                      8,218
Allowance for loan & lease losses         (2,839)                                    (2,613)
                                       ---------                                  ---------
                                       $ 298,950                                  $ 276,478
                                       =========                                  =========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                           $  98,321            711        0.97%      $  89,992          1,690         2.51%
  Savings                                 13,471             39        0.39%         13,564            151         1.49%
  Time deposits                           74,178          1,722        3.10%         79,681          3,157         5.30%
  Other borrowings                         8,715            185        2.84%          4,281            192         6.00%
                                       ---------      ---------                   ---------      ---------
Total interest bearing
  liabilities                            194,685          2,657        1.82%        187,518          5,190         3.70%
                                                      ---------                                  ---------
Demand deposits                           73,049                                     61,686
Other liabilities                          2,246                                      1,506
                                       ---------                                  ---------
Total liabilities                        269,980                                    250,710
Shareholders' equity                      28,970                                     25,768
                                       ---------                                  ---------
                                       $ 298,950                                  $ 276,478
                                       =========                                  =========
Net interest income & margin (3)                      $  11,148        5.48%                     $  11,082         5.83%
                                                      =========     ========                     =========     =========

(1) Loan interest includes loan fees of $422,000 and $406,000 during the nine months ending September 30, 2002 and September 30, 2001, respectively.

(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

(4) Average yield is calculated based on actual days in period (273) and annualized to actual days in year (365).

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
---------------------------------------------------------------------------------------------------
(In thousands) Three Months Ended September 30, 2002 over 2001
Increase (decrease) due to change in:

Interest-earning assets:                                  Volume         Rate (4)       Net Change
                                                        ----------      ----------      ----------
   Net loans (1)(2)                                     $      288      $     (770)     $     (482)
   Taxable investment securities                               448            (221)            227
   Tax exempt investment securities (3)                          4              --               4
   Corporate stock                                              (9)             --              (9)
   Federal funds sold                                           (7)            (38)            (45)
   Investment in time deposits                                   7             (23)            (16)
                                                        ----------      ----------      ----------
     Total                                                     731          (1,052)           (321)
                                                        ----------      ----------      ----------

Interest-bearing liabilities:
   Demand deposits                                              65            (190)           (125)
   Savings deposits                                             (2)            (21)            (23)
   Time deposits                                               (95)           (331)           (426)
   Other borrowings                                            265            (185)             80
                                                        ----------      ----------      ----------
     Total                                                     233            (727)           (494)
                                                        ----------      ----------      ----------
Interest differential                                   $      498      $     (325)     $      173
                                                        ==========      ==========      ==========
---------------------------------------------------------------------------------------------------
(In thousands) Nine Months Ended September 30, 2002 over 2001
Increase (decrease) due to change in:

Interest-earning assets:                                  Volume         Rate (4)       Net Change
                                                        ----------      ----------      ----------
   Net loans (1)(2)                                     $      232      $   (2,750)     $   (2,518)
   Taxable investment securities                               652            (431)            221
   Tax exempt investment securities (3)                          3               2               5
   Corporate stock                                             (39)             (5)            (44)
   Federal funds sold                                           22             (92)            (70)
   Investment in time deposits                                  24             (85)            (61)
                                                        ----------      ----------      ----------
     Total                                                     894          (3,361)         (2,467)
                                                        ----------      ----------      ----------

Interest-bearing liabilities:
   Demand deposits                                             156          (1,135)           (979)
   Savings deposits                                             (1)           (111)           (112)
   Time deposits                                              (218)         (1,217)         (1,435)
   Other borrowings                                            199            (206)             (7)
                                                        ----------      ----------      ----------
     Total                                                     136          (2,669)         (2,533)
                                                        ----------      ----------      ----------
Interest differential                                   $      758      $     (692)     $       66
                                                        ==========      ==========      ==========
---------------------------------------------------------------------------------------------------

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2) Loan fees of $111,000 and $109,000 during the three months ending September 30, 2002 and September 30, 2001, respectively, and $422,000 and $406,000 during the nine months ending September 30, 2002 and September 30, 2001, respectively, have been included in the interest income computation.

(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.

(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

            The Company provided $160,000 for loan and lease losses for the third quarter of 2002 as compared to $192,000 for the third quarter of 2001. Net loan and lease charge-offs for the three months ended September 30, 2002 were ($87,000) or -.16% (on an annualized basis) of average loans and leases as compared to charge-offs of $18,000 or .04% (on an annualized basis) of average loans and leases for the three months ended September 30, 2001. For the first nine months of 2002, the Company made provisions for loan and lease losses of $494,000 and net loan and lease charge-offs were ($33,000) or -.02% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $573,000 and net loan and lease charge-offs of $321,000 for the first nine months of 2001 or .21% (on an annualized basis) of average loans and leases outstanding. A negative number occurs in the charge-off amounts and percentages for both periods in 2002 as recoveries exceeded charge-offs during those periods.

Noninterest Income

            Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income (Unaudited)
---------------------------------------------------------------------------------------
                                            Three Months               Nine Months
                                                Ended                     Ended
                                            September 30,             September 30,
                                        ---------------------     ---------------------
                                          2002         2001         2002         2001
---------------------------------------------------------------------------------------
Service charges on deposit accounts     $    141     $    138     $    427     $    430
Accounts receivable servicing fees            73          117          226          365
Fees from lease brokerage services           135           73          272          222
Merchant fee income                           93           73          255          194
Income from residential lending               72           83          175          189
Financial services income                     14           11           51           60
Other                                         91          161          257          331
---------------------------------------------------------------------------------------
           Total noninterest income     $    619     $    656     $  1,663     $  1,791
=======================================================================================

            Noninterest income was down $37,000 (5.6%) to $619,000 for the three months ended September 30, 2002 as compared to $656,000 for the three months ended September 30, 2001. The decrease in noninterest income for the quarter can be attributed to a decrease in accounts receivable servicing (down $44,000 or 37.6%) and lower fees from the Real Estate Division at North Coast Bank (the "REDNCB") (down $55,000 or 100.0%). The decrease in fees from accounts receivable servicing and the REDNCB were offset by increases in fees from lease brokerage services (up $62,000 or 84.9%) and an increase in merchant fee income (up $20,000 or 27.4%). The decrease in accounts receivable servicing was a result of a decrease in average accounts receivable balances outstanding from $3,624,000 in the third quarter of 2001 to $2,252,000 (37.9%) in the third quarter of 2002. The decrease in fees from the REDNCB (which were recorded in "Other" in Table Four) results from the decision to shut down the REDNCB in the first quarter of 2002. The increase in lease brokerage services results from First Source Capital, the Company's lease brokerage subsidiary, which saw an increase in business due to the development of new relationships and a general positive increase in the businesses it services.

            For the nine months ended September 30, 2002, noninterest income was down $128,000 (7.1%) to $1,663,000. The decrease in noninterest income for the nine-month period can be attributed to a decrease in accounts receivable servicing (down $139,000 or 38.1%) and lower fees from the REDNCB (down $67,000 or 85.9%). There was an increase in merchant fee income (up $61,000 or 31.4%) and lease brokerage fees (up $50,000 or 22.5%) during the nine-month period ending September 30, 2002. The decrease in accounts receivable servicing was a result of a decrease in average accounts receivable balances outstanding from $3,520,000 in the 2002 period to $2,395,000 (32.0%) in the same period ended 2002. The increase in merchant fee income can be attributed to higher transaction volume from existing clients and more favorable pricing received by the Company from its processor.

Noninterest Expense

            Noninterest expenses increased $18,000 (0.8%) to a total of $2,285,000 in the third quarter of 2002 versus the third quarter of 2001. Salary and employee benefits, which include commissions and incentives, increased $120,000 (9.6%) from $1,252,000 during the third quarter of 2001 to $1,372,000 during the third quarter of 2002. The increase is primarily the result of higher incentive accruals ($188,000 in the third quarter of 2002 as compared to $0 in the 3rd quarter of 2001). The increased incentive is due to the Company being close to meeting its projected performance goals for 2002, whereas, the goals were not close at September 30, 2001. The increase in incentive was offset by lower commissions paid in the REDNCB (down $45,000). On a quarter over quarter basis, furniture and equipment increased $17,000 (11.7%). The increase relates to the depreciation of technology related equipment purchased by the Company over the past twelve months. Other expense decreased $129,000 (19.3%) to a total of $540,000 in the third quarter of 2002 versus the third quarter of 2001. Professional fees, which are classified in the other expense line item, decreased $44,000 (40.7%) from $108,000 during the third quarter of 2001 to $64,000 during the third quarter of 2002. The decrease in professional fees results from a recovery of legal fees ($14,000) related to the resolution of a problem loan credit and lower legal fees paid to resolve problem loan credits. The overhead efficiency ratios for the 2002 and 2001 third quarters were 51.0% and 52.2%, respectively.

            Noninterest expense for the nine-month period ended September 30, 2002 was $6,917,000 versus $7,147,000 for the same period in 2001 for a decrease of $230,000 (3.2%). Salaries and benefits increased $9,000 (0.2%) in 2002 as compared to 2001. Full time equivalent employees increased to 99 at September 30, 2002 from 98 at September 30, 2001. Furniture and equipment expense increased $42,000 (10.1%). The increase relates to the depreciation of technology related equipment purchased by the Company over the past twelve months. Other expense decreased $299,000 (14.6%). Professional fees decreased $107,000 (34.6%) from $309,000 during the first nine months of 2001 to $202,000 during the first nine months of 2002. The decrease in professional fees results from a recovery of legal fees ($78,000) related to the resolution of a problem loan credit and lower legal fees paid to resolve problem loan credits. An additional other expense item that decreased during the period was data processing ($43,000) at North Coast Bank. The outsourced data processing at North Coast Bank was converted in 2001 and is now processed internally by the Company. The overhead efficiency ratio (fully tax equivalent) for the first nine months of 2002 was 54.0% as compared to 55.5% in the same period of 2001.

Provision for Income Taxes

            The effective tax rate for the third quarter and first nine months of 2002 was 39.8% and 39.6%, respectively, versus 39.8% and 39.7%, respectively, for the same two periods of 2001.

Balance Sheet Analysis

            The Company's total assets were $331,528,000 at September 30, 2002 as compared to $286,559,000 at December 31, 2001, representing an increase of 15.7%. The average balances of total assets for the nine months ended September 30, 2002 was $298,950,000 which represents an increase of $22,472,000 or 8.1%
over the $276,478,000 during the nine month period ended September 30, 2001. Total average assets for the third quarter of 2002 were $320,777,000 compared to $276,376,000 during the third quarter of 2001 for an increase of 16.1%.

Loans

            The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) residential real estate; 5) lease financing receivable; 6) agriculture; and 7) consumer loans. At September 30, 2002, these categories accounted for approximately 22%, 54%, 14%, 1%, 2%, 4% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 22%, 51%, 15%, 2%, 1%, 5% and 4% at December 31, 2001. Continuing favorable economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for commercial ($6,290,000 or 14.4%), commercial real estate ($19,672,000 or 19.6%), real estate construction ($785,000 or 2.5%) and lease financing receivable ($2,465,000 or 98.6%). The Company experienced decreases in residential real estate ($1,107,000 or 35.5%), agriculture ($1,023,000 or 10.0%) and consumer
($1,876,000 or 24.7%) as a result of normal paydowns and higher than average payoffs. The higher payoffs can be partly attributed to refinances during the low rate environment. Table Five below summarizes the composition of the loan portfolio as of September 30, 2002 and December 31, 2001.

Table Five: Loan and Lease Portfolio Composition
-------------------------------------------------------------------------------
                                              September 30,       December 31,
(In thousands)                                     2002               2001
-------------------------------------------------------------------------------
Commercial                                    $      49,909      $      43,619
Real estate:
    Commercial                                      119,830            100,158
    Construction                                     31,606             30,821
    Residential                                       2,012              3,119
Lease financing receivable                            4,964              2,499
Agriculture                                           9,228             10,251
Consumer                                              5,722              7,598
-------------------------------------------------------------------------------
Total loans                                         223,271            198,065
Allowance for loan and
    lease losses                                     (3,141)            (2,614)
Deferred loan and lease fees                           (562)              (425)
-------------------------------------------------------------------------------
Total net loans & leases                      $     219,568      $     195,026
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

            Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally composed of commitments to customers within the Company's service area for construction of both commercial properties and custom and tract-type single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 80%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans with SBA or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, American River Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. American River Bank acts as a broker between American River Bank's customers and loan wholesalers. American River Bank receives an origination fee for loans closed.

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

            Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank's business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base. North Coast Bank's business is focused in Sonoma County. Special emphasis is placed within the three communities in which North Coast Bank has offices (Santa Rosa, Windsor, and Healdsburg). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction.

            The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers include the following: lease rates and terms, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in some instances, personal guarantees.

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

            In management's judgment, a concentration exists in real estate loans which represented approximately 68.7% of the Company's loan and lease portfolio at September 30, 2002. Although management believes the concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans and leases within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers, and (5) limiting and monitoring lending within specific property categories.

Nonaccrual, Past Due and Restructured Loans & Leases

            Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2002 and December 31, 2001.

Table Six:  Non-Performing Loans & Leases
--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                   -------------    ------------
(In thousands)                                         2002             2001
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                       $         4     $        --
   Real estate                                               --              --
   Consumer and other                                        --              --
--------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                                86             534
   Real estate                                              190             314
   Consumer and other                                        --               8
--------------------------------------------------------------------------------
Total non-performing loans & leases                 $       280     $       856
================================================================================

            At September 30, 2002, non-performing loans and leases were 0.13% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $280,000 at September 30, 2002 and $856,000 at December 31, 2001. The recorded investment in troubled debt restructurings as of September 30, 2002 was $237,000 of which $190,000 was on nonaccrual status and classified as part of the $280,000 in non-performing totals mentioned above.

            There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2002 or December 31, 2001. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

            Management reserves 2% of credit exposures graded "Special Mention", 15% of credits classified "Substandard" and 50% of credits classified "Doubtful". These reserve factors may be adjusted for significant loans that are individually evaluated by management for specific risk of loss. The amounts allocated for "Special Mention", "Substandard" and "Doubtful" represent $278,000 at September 30, 2002. In addition, reserve factors ranging from 0.375% to 3.000% are assigned to currently performing loans that are not otherwise graded as Special Mention, Substandard or Doubtful. These factors are assigned based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, historical losses experienced by peer banks. Finally, a residual component is maintained to cover uncertainties that could affect management's estimate of probable losses. This residual component of the allowance reflects a margin of imprecision inherent in the underlying assumptions used to estimate losses in specifically graded loans and expected losses in the performing portfolio.

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

            The allowance for loan and lease losses totaled $3,141,000 or 1.41% of total loans and leases at September 30, 2002 and $2,614,000 or 1.32% at December 31, 2001. Net charge-offs to average loans and leases were -0.16% (on an annualized basis) for the third quarter of 2002 and -0.02% (on an annualized basis) for the nine months ended September 30, 2002. A negative percentage occurs for both periods as recoveries exceeded charge-offs during the periods indicated. Net charge-offs to average loans and leases were 0.04% (on an annualized basis) for the third quarter of 2001 and 0.21% (on an annualized basis) for the nine months ended September 30, 2001.

            It is the policy of management to maintain the allowance for loan and lease losses at a level adequate for known and inherent risks in the portfolio. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan and lease losses and the allowance for loan and lease losses are prudent and adequate. Each of the Subsidiary Banks generally makes monthly allocations to the allowance for loan and lease losses based on estimates of loss risk and loan and lease growth. Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans charged off in future periods can be made with any certainty.

            Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Seven: Allowance for Loan and Lease Losses
------------------------------------------------------------------------------------------------------------
                                                       Three Months                     Nine Months
 (In thousands, except for percentages)                    Ended                           Ended
                                                        September 30,                   September 30,
                                                  -------------------------       -------------------------
                                                    2002            2001            2002            2001
------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding              $ 213,412       $ 200,123       $ 206,288       $ 202,908
------------------------------------------------------------------------------------------------------------

Allowance for possible loan and lease losses
  at beginning of period                          $   2,894       $   2,532       $   2,614       $   2,454

Loans charged off:
   Commercial                                            --             (94)             (1)           (394)
   Real estate                                           --              --              (9)             --
   Consumer                                              (2)             --             (47)             (5)
------------------------------------------------------------------------------------------------------------
Total                                                    (2)            (94)            (57)           (399)
------------------------------------------------------------------------------------------------------------
Recoveries of loans previously Charged off:
   Commercial                                            --              76               1              78
   Real estate                                           85              --              85              --
   Consumer                                               4              --               4              --
------------------------------------------------------------------------------------------------------------
Total                                                    89              76              90              78
------------------------------------------------------------------------------------------------------------
Net loans recovered (charged off)                        87             (18)             33            (321)
Additions to allowance charged
  to operating expenses                                 160             192             494             573
------------------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                         $   3,141       $   2,706       $   3,141       $   2,706
------------------------------------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs to
  average loans and leases outstanding                 (.16%)           .04%           (.02%)           .21%
Provision of allowance for possible
  loan and lease losses to average loans
  and leases outstanding                                .30%            .38%            .32%            .38%
Allowance for possible loan and lease losses
  to loans and leases net of deferred fees at
  end of period                                        1.41%           1.33%           1.41%           1.33%

Other Real Estate

            At September 30, 2002 and December 31, 2001, the Company did not have any other real estate ("ORE") properties.

Deposits

            At September 30, 2002, total deposits were $265,000,000 representing an increase of $10,112,000 (4.0%) from the December 31, 2001 balance of $254,888,000. Noninterest-bearing deposits increased $7,685,000 (11.3%) while interest-bearing deposits increased $2,427,000 (1.3%). The Company has attempted to reduce higher rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts.

Capital Resources

            The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

            In May of 1997, the Board of Directors of the Company authorized a stock repurchase plan. The Company acquired 77,000 shares of its common stock during 1999, 60,000 in 1998 and 25,000 in 1997. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares in connection with stock option plans and in conjunction with annual distributions of a five percent common stock dividend. As a result of the acquisition of North Coast Bank during 2000, which was accounted for as a pooling of interests, the Company was required to discontinue the repurchase of its common stock during the transition period. On September 20, 2001, the Company announced a new plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock in connection with the Company's annual distribution of a 5% stock dividend. During 2001, the Company repurchased 21,400 shares under the new plan and during the first nine months of 2002, 35,001 shares were repurchased.

            The Company and the Subsidiary Banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Company and the Office of the Comptroller of the Currency, which require maintenance of certain levels of capital. At September 30, 2002, shareholders' equity was $31,073,000, representing an increase of $3,131,000 (11.2%) from $27,942,000 at December 31, 2001. The ratio of total risk-based capital to risk adjusted assets was 13.2% at September 30, 2002 compared to 13.6% at December 31, 2001. Tier 1 risk-based capital to risk-adjusted assets was 11.9% at September 30, 2002 and 12.4% at December 31, 2001.

            Table Eight below lists the Company's actual capital ratios at September 30, 2002 and December 31, 2001 as well as the minimum capital ratios for capital adequacy.

Table Eight:  Capital Ratios
------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets      At September 30,    At December 31,    Minimum Regulatory
                                           2002                2001        Capital Requirements
------------------------------------------------------------------------------------------------
Leverage ratio                             10.0%                9.8%               4.00%
Tier 1 Risk-Based Capital                  11.9%               12.4%               4.00%
Total Risk-Based Capital                   13.2%               13.6%               8.00%

            Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All Subsidiary Banks ratios are in excess of the regulatory Definition of "well capitalized" at September 30, 2002 and December 31, 2001.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest Income as of
             September 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------
(In thousands)                              $ Change in NII     $ Change in NII
                                             from Current         from Current
                                           12 Month Horizon     12 Month Horizon
                                          September 30, 2002   December 31, 2001
                                          ------------------   -----------------
Variation from a constant rate scenario
     +200bp                                     $  269               $  635
     -200bp                                     $ (305)              $ (587)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. During the third quarter of 2002, the Company employed an investment strategy to reduce exposure to further declines in intermediate term interest rates by purchasing mortgage-backed securities with average lives of 3 to 5 years and funding them with wholesale FHLB advances that mature in one year or less. The fixed rate mortgage-backed securities should mitigate the Company's exposure to further declines in rates.

Inflation

            The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2002 and 2001.

Liquidity

            Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2002 and December 31, 2001 were approximately $63,249,000 and $3,395,000 and $60,840,000 and $3,776,000,
respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

            The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On September 30, 2002, consolidated liquid assets totaled $50.8 million or 15.3% of total assets compared to $54.8 million or 19.1% of total assets on December 31, 2001. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $26,000,000 with correspondent banks. At September 30, 2002, the Company had $19,300,000 available under these credit lines. Additionally, the Subsidiary Banks are members of the FHLB. At September 30, 2002, the Subsidiary Banks could have arranged for up to an additional $3,937,000 in secured borrowings from the FHLB (see Note 5 to the Unaudited Consolidated Financial Statements). American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

            Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing through the end of the third quarter of 2002, much of the investment portfolio has experienced significant price appreciation, which has resulted in unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank and North Coast Bank can also pledge securities to borrow from the Federal Reserve Bank and the FHLB. The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends from its subsidiaries to service its commitments. The Company expects that the cash dividends paid by the subsidiaries to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items

            The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2002 and December 31, 2001, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $66,644,000 and $64,616,000 at September 30, 2002 and December 31, 2001, respectively. As a percentage of net loans, these off-balance sheet items represent 30.4% and 33.1%, respectively.

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

Other Matters

            California Energy Shortage. During 2001, the State of California experienced periodic electric power shortages. It is uncertain whether these shortages will arise in the future. Conservation efforts and unanticipated cooler weather conditions through the summer months of 2001 and 2002, have resulted in lower demand for electricity throughout California and an electricity surplus. California also initiated action to supplement conservation efforts including acceleration of the approval process for development of new energy production facilities and entering into long-term energy contracts for the supply of electricity. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiaries' significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

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

            Corporate Reform Legislation. President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act provide for:

      o Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

      o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

      o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO, and making issuer interfere with an audit a crime.

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

ITEM 4. Controls and Procedures

            The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a--14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

                 None.

Item 5.     Other Information.

                 None

Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits

            Exhibit
             Number                     Document Description
            --------                    --------------------

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

             (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. and First Source Capital.

             (99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

                        ------------------
                        * Denotes management contracts, compensatory plans or arrangements.

                        ** Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

            (b)  Reports on Form 8-K

On July 17, 2002, the Company filed a Report on Form 8-K announcing its financial results for the quarter ended and year-to-date as of June 30, 2002.

On September 19, 2002, the Company filed a Report on Form 8-K announcing a 5% stock dividend.

On September 19, 2002, the Company filed a Report on Form 8-K announcing Michael Ziegler as a new American River Holdings Board member.

On September 19, 2002, the Company filed a Report on Form 8-K announcing the resignation of James O. Burpo from the American River Holdings Board of Directors and the Audit Committee.

                                   SIGNATURES



            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN RIVER HOLDINGS

November 1, 2002
----------------
                                        By: /s/ DAVID T. TABER
                                            ----------------------------------
                                            David T. Taber
                                            President
                                            Chief Executive Officer

November 1, 2002
----------------
                                        By: /s/ MITCHELL A. DERENZO
                                            ----------------------------------
                                            Mitchell A. Derenzo
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                  Section 302 Certifications for the Signatures


                CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q
                ------------------------------------------------


            I, David T. Taber, certify that:

            1. I have reviewed this quarterly report on Form 10-Q of American River Holdings;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date:  November 1, 2002
                   -------------------------------------

            By:    /s/ DAVID T. TABER
                   -------------------------------------
                   President and Chief Executive Officer

                CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q
                ------------------------------------------------


            I, Mitchell A. Derenzo, certify that:

            1. I have reviewed this quarterly report on Form 10-Q of American River Holdings;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date:  November 1, 2002
                   -------------------------------------

            By:    /s/ MITCHELL A. DERENZO
                   -------------------------------------
                   Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                     Description                            Page
-------------------------------------------------------------------------------

    99.1             Certification of American River Holdings              33
                     pursuant to Section 906 Of the
                     Sarbanes-Oxley Act of 2002.