Form 10-K
period 2002-12-31
AMERICAN RIVER HOLDINGS
filed 2003-03-20
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended     December 31, 2002
                                               -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $39,596,000

Number of shares outstanding of each of the registrant's classes of common stock, as of March 13, 2003

            No par value Common Stock - 2,635,083 shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 13 from Registrant's definitive proxy statement for the 2003 annual meeting of shareholders.

The Index to the Exhibits is located at Page 79                     Page 1 of 82

PART I

ITEM 1.  Business

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the effects of terrorism, the threat of terrorism or the impact of potential military conflicts and the conduct of the war on terrorism by the United States and its allies, as well as other factors. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and its subsidiaries.

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

         The Company also owns 100% of First Source Capital formed in July 1999 to conduct lease financing for most types of business assets, from computer software to heavy earth-moving equipment. Specific leasing programs are tailored for vendors of equipment in order to increase their sales. First Source Capital acts as a lease broker and receives a fee for each lease recorded on the books of the party acting as the funding source. Various funding sources (including American River Bank) are utilized in connection with multiple leasing programs made available by First Source Capital.

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

         At December 31, 2002, the Company had consolidated assets of $343 million, deposits of $276 million and shareholders' equity of $32 million.

General

         The Company is a community oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, Napa, Marin and Mendocino counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company's principal source of revenues are: (i) interest and fees on loans; (ii) interest on investments (principally government securities); and (iii) interest on Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2002, these sources comprised 82.9%, 16.7%, and 0.4%, respectively, of the Company's interest income.

         The Subsidiary Banks' deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of the Subsidiary Banks' deposits are not concentrated within a single industry or group of related industries.

         As of December 31, 2002 and December 31, 2001, American River Bank held $9,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $100,000, which are insured by the FDIC.

         American River Bank competes with approximately 32 and 24 other banking or savings institutions in Sacramento County and Placer County, respectively. American River Bank's market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 1.2% and 1.6%, respectively (based upon the most recent information made available by the FDIC through June 30, 2002). North Coast Bank competes with approximately 19 other banking or savings institutions in its service areas. North Coast Bank's, market share of FDIC insured deposits in the service area of Sonoma County was approximately .7% (based upon the most recent information made available by the FDIC through June 30, 2002).

Employees

         At December 31, 2002, the Company and its subsidiaries employed 99 persons on a full-time equivalent basis. The Company believes its employee relations are good.

Regulation and Supervision

General

         The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission (the "SEC").

         American River Bank is licensed by the California Commissioner of Financial Institutions, its deposits are insured by the FDIC up to the applicable legal limits, and it has chosen not to become a member of the Federal Reserve System. Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the California Commissioner of Financial Institutions and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. American River Holdings and American River Bank are required to file reports with the Board of Governors, the California Commissioner of Financial Institutions, and the FDIC and provide the additional information that the Board of Governors, California Commissioner of Financial Institutions, and FDIC may require.

         North Coast Bank is a national bank licensed under the national banking laws of the United States. North Coast Bank is regularly examined by the Office of the Comptroller of the Currency (the "OCC") and is subject to the supervision of the FDIC and the OCC, and is a member of the Federal Reserve System. The supervision and regulation includes comprehensive reviews of all major aspects of North Coast Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. North Coast Bank is required to file reports with the OCC and the FDIC. North Coast Bank's deposits are insured by the FDIC up to the applicable legal limits.

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

Capital Standards

         The Board of Governors, the FDIC, and the OCC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, American River Holdings, American River Bank, and North Coast Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

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

         A leverage capital standard was adopted as a supplement to the risk-weighted capital guidelines. Under the leverage capital standard, an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangible assets not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the FDIC have also adopted a minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth.

         At December 31, 2002, American River Holdings, American River Bank and North Coast Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

Prompt Corrective Action

         The Board of Governors, FDIC, and OCC have adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDIC Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

         The Federal Financial Institution Examination Counsel ("FFIEC") utilizes the Uniform Financial Institutions Rating System ("UFIRS") commonly referred to as "CAMELS" to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk.

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

Limitations on Dividends

         The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. North Coast Bank's ability to pay cash dividends is subject to restrictions imposed under the National Bank Act and regulations promulgated by the OCC. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" for more information regarding cash dividends.

Competition

Competitive Data

         American River Bank. At June 30, 2002, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 145 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 4 offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank's legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, including North Coast Bank, retaining the portion of such loans which is within its lending limits. As of December 31, 2002, American River Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $4,312,000 on an unsecured basis and $7,187,000 on a fully secured basis based on capital and reserves of $28,748,000.

         American River Bank's business is concentrated in its service area, which primarily encompasses Sacramento County and South Western Placer County. The economy of American River Bank's service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2002, there were 175 operating commercial and savings bank offices in Sacramento County with total deposits of $13,399,262,000. This was an increase of $1,038,562,000 over the June 30, 2001 balances. American River Bank held a total of $157,811,000 in deposits, representing approximately 1.2% of total commercial and savings banks deposits in Sacramento County as of June 30, 2002.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2002, there were 83 operating commercial and savings bank offices in Placer County with total deposits of $3,315,811,000. This was an increase of $435,511,000 over the June 30, 2001 balances. American River Bank held a total of $52,427,000 in deposits, representing approximately 1.6% of total commercial and savings banks deposits in Placer County as of June 30, 2002.

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the risk-based assessment rate schedule, American River Bank's current capital ratios and levels of deposits, American River Bank anticipates no change in the assessment rate applicable to it during 2003 from that in 2002.

         North Coast Bank. At June 30, 2002, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 53 offices in the cities of Healdsburg, Santa Rosa and Windsor, California, where North Coast Bank has its 3 offices. Additionally, North Coast Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         North Coast Bank has also made arrangements with its correspondent banks and with others to provide some of the services for its customers, international banking, discount brokerage and insurance services, which North Coast Bank is not authorized nor prepared to offer currently. For borrowers requiring loans in excess of North Coast Bank's legal lending limits, North Coast Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, including American River Bank, retaining the portion of such loans which is within its lending limits. As of December 31, 2002, North Coast Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $896,000 based on capital and reserves of $5,976,000. On March 13, 2002, North Coast Bank was approved by the OCC to participate in a pilot program, whereby, North Coast Bank's lending limit would be increased to $1,494,000 for certain 1-4 family residential real estate and loans to small businesses on an exception basis. The aggregate amount of loans under the exception shall not exceed 100% of North Coast Bank's regulatory capital. The OCC defines the exception amount as that portion of a loan that is greater than the basic lending limit of $896,000 and less than the pilot program aggregate maximum of $1,494,000. These exceptions made under the pilot program are monitored by North Coast Bank's Board of Directors on a monthly basis.

         North Coast Bank's business is concentrated in its service area, which primarily encompasses Sonoma County. The economy of North Coast Bank's service area is dependent upon government, manufacturing, agriculture, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2002, there were 111 operating commercial and savings bank offices in Sonoma County with total deposits of $7,271,422,000. This was an increase of $296,222,000 over the June 30, 2001 balances. North Coast Bank held a total of $52,607,000 in deposits, representing approximately .7% of total commercial and savings banks deposits in Sonoma County as of June 30, 2002.

         Based upon the risk-based assessment rate schedule implemented by the FDIC in 1996, North Coast Bank's current capital ratios and levels of deposits, North Coast Bank anticipates no change in the assessment rate applicable to it during 2003 from that in 2002.

General Competitive Factors

         In order to compete with the major financial institutions in their primary service areas, American River Bank and North Coast Bank use to the fullest extent possible the flexibility which is accorded by their community banks status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. They also seek to provide special services and programs for individuals in their primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed their respective lending limits, they seek to arrange for such loans on a participation basis with other financial institutions. They also assist those customers requiring services not offered by either bank to obtain such services from correspondent banks.

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

         The federal financial institution agencies, especially the OCC and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The OCC has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the OCC to engage in an activity through a subsidiary in which American River Bank itself may not engage.

         In 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law. The GLB Act eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall"). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repeals Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the GLB Act.

         Prior to the GLB Act, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The GLB Act removes these restrictions and substantially eliminates the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies which qualify as financial holding companies can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

         In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the GLB Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if
(i) its banking subsidiaries are "well capitalized" and "well managed" and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities "closely related to banking" which have to date defined the permissible activities of bank holding companies under the Bank Holding Company Act.

         One further effect of the GLB Act is to require that federal financial institution and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have the opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

         Neither American River Holdings, American River Bank nor North Coast Bank have determined whether or when they may seek to acquire and exercise powers or activities under the GLB Act, and the extent to which competition will change among financial institutions affected by the GLB Act has not yet become clear.

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

         Effective July 23, 2002, Section 312 of the Patriot Act created a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

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

         On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act") which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the SEC pursuant to the Act include the following:

      o Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.
      o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

      o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the
         CEO and CFO and making issuer interference with an audit a crime.
      o  Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
      o  Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.
      o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. The disclosure obligation becomes effective for fiscal years ending on or after July 15, 2003. The ethics code must contain written standards that are reasonably designed to deter wrongdoing and to promote:

               o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
               o Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission and in other public communications made by the registrant;
               o Compliance with applicable governmental laws, rules and regulations;
               o The prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and
               o  Accountability for adherence to the code.

      o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert." The disclosure obligation becomes effective for fiscal years ending on or after July 15, 2003. To qualify as an "audit committee financial expert," a person must have:

               o An understanding of generally accepted accounting principles and financial statements;
               o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
               o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;
               o An understanding of internal controls and procedures for financial reporting; and
               o  An understanding of audit committee functions.

                  A person must have acquired the above listed attributes to be deemed to qualify as an "audit committee financial expert" through any one or more of the following:

               o Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;
               o Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;
               o Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or
               o  Other relevant experience.

                  The rule contains a specific safe harbor provision to clarify that the designation of a person as an "audit committee financial expert" does not cause that person to be deemed to be an "expert" for any purpose under Section 11 of the Securities Act of 1933, as amended, or impose on such person any duties, obligations or liability greater that the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors, absent such designation. Such a designation also does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

      o  A prohibition on insider trading during pension plan black-out periods.

      o  Disclosure of off-balance sheet transactions.
      o  A prohibition on personal loans to directors and officers.
      o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
      o Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.
      o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.
      o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to be phased-in over a four year period reducing the filing deadline for Form 10-K reports from 90 days after the fiscal year end to 60 days and Form 10-Q reports from 45 days after the fiscal quarter end to 35 days.
      o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.
      o Proposed rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act. These proposed rules would establish audit committee:

               o  Independence standards for members;
               o Responsibility for selecting and overseeing the issuer's independent accountant;
               o Responsibility for handling complaints regarding the issuer's accounting practices;
               o  Authority to engage advisers; and
               o Funding requirements for the independent auditor and outside advisers engaged by the audit committee.

                  The proposed audit committee rules provide a one-year phase-in period for compliance. The Securities and Exchange Commission must adopt final rules by April 26, 2003.

         The effect of the Act upon the Company is uncertain; however, it is likely that the Company will incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission and other regulatory agencies having jurisdiction over the Company. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

         On September 28, 2002, California Governor Gray Davis signed into law the California Corporate Disclosure Act (the "CCD Act"), which became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

      o The name of the a company's independent auditor and a description of services, if any, performed for the company during the previous 24 months;
      o The annual compensation paid to each director and executive officer, including stock or stock options not otherwise available to other company employees;
      o A description of any loans made to a director at a "preferential" loan rate during the previous 24 months, including the amount and terms of the loans;
      o Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;
      o Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and
      o Whether a company violated any federal securities laws or any securities or banking provisions of California law during the previous 10 years for which the company was found liable or fined more than $10,000.

         The Company does not currently anticipate that compliance with the CCD Act will have a material adverse effect upon its financial position or results of its operations or its cash flows.

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

ITEM 2.  Properties

         The Company and its subsidiaries lease seven and own one of their respective premises. American River Bank's head office is located at 1545 River Park Drive, Suite 107, Sacramento, California, in a modern, five floor building which has offstreet parking for its clients. American River Bank leases premises in the building from EOP-Point West, L.L.C. The lease term is ten years and expires on March 31, 2010. The premises consist of 9,498 square feet on the ground floor.

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

         American River Bank leases premises at 2240 Douglas Boulevard, Roseville, California. The office space is leased from Twin Tree Land Company. The lease term is 10 years and expires on December 18, 2006. The premises consist of 3,790 square feet on the ground floor.

         The Company leases premises (used by First Source Capital) at 1540 River Park Drive, Suite 106, Sacramento California. The office space is leased from Union Bank of California N.A., as Trustee for Agnes M. Bourn and William B. Bourn. The one-year lease term expired on February 15, 2003. Management has negotiated a one-year extension of similar terms and is waiting for final approval from its landlord. The premises consist of 847 square feet on the ground floor.

         North Coast Bank leases premises at 8733 Lakewood Drive, Windsor, California. The office space is leased from R. and R. Partners. The ten-year lease expired on February 1, 2003. Management has negotiated a two-year extension for approximately 2,012 square feet on the first floor at a rate of $1.40 per square foot and is waiting for final approval from its landlord.

         North Coast Bank owns premises at 412 Center Street, Healdsburg, California. The premises were purchased June 1, 1993. The purchase price for the land and building was $343,849. The building is 2,620 square feet sitting on 10,835 square feet of land.

         North Coast Bank leases premises at 50 Santa Rosa Avenue, Santa Rosa, California. The office space is leased from HSG Trust. The lease term is ten
(10) years and expires on October 31, 2008. The premises consist of 7,072 square feet on the ground floor.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of the shareholders during the fourth quarter of 2002.


PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock began trading on the NASDAQ National Stock Market ("NASDAQ") under the symbol "AMRB" on October 26, 2000. Prior to October 26, 2000, the common stock was not listed on any exchange and was quoted on the OTC Bulletin Board under the symbol "AMRB.OB." The following table shows the high and the low prices for the common stock, for each quarter, as reported by NASDAQ. The prices have been adjusted to reflect the 5% stock dividends distributed in 2001 and 2002.

==============================================
     2002                High             Low
----------------------------------------------
First quarter           $18.33          $14.95
Second quarter           20.22           17.81
Third quarter            20.17           17.38
Fourth quarter           23.83           16.75


     2001
----------------------------------------------
First quarter           $14.51          $12.81
Second quarter           15.19           13.33
Third quarter            17.69           11.56
Fourth quarter           15.90           13.23
==============================================

         As of March 5, 2003, there were approximately 1,304 shareholders of record of the Company's common stock.

         The Company has paid cash dividends on its common stock twice a year since 1992, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a twice a year basis. In 2002 and 2001, the Company declared cash dividends in the amount of $.35 and $.26 per common share. There is no assurance, however, that any dividends will be paid since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

         The California General Corporation Law (the "Corporation Law") provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (1) the corporation's assets equal at least 1-1/4 times its liabilities; and (2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities.

         The Board of Governors generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Board of Governors' policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

         The payment of cash dividends by American River Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution.

         The payment of cash dividends by North Coast Bank may be subject to the approval of the OCC, as well as restrictions established by federal banking law, the FDIC or Board of Governors. Approval of the OCC is required if the total of all dividends declared by North Coast Bank's board of directors in any calendar year will exceed North Coast Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock.

         The FDIC may also restrict the payment of dividends by a subsidiary bank if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

         As of December 31, 2002, the Subsidiary Banks had $10.0 million in retained earnings available for dividend payments to the Company, which in turn could be paid out to shareholders of the Company.

ITEM 6.  Selected Financial Data

FINANCIAL SUMMARY

         The following table presents certain consolidated financial information concerning the business of the Company and its subsidiaries. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report.

As of and for the Years Ended December 31,
(In thousands, except per share amounts and ratios)

                                               2002        2001        2000        1999        1998
STATEMENT OF OPERATIONS DATA

Net interest income                          $ 15,073    $ 14,577    $ 13,585    $ 11,754    $ 10,743
Provision for loan and lease losses               644         791         672         582         509
Other income                                    2,323       2,365       2,183       1,647       1,433
Other expenses                                  9,389       9,502       9,329       7,770       7,143
Income before income taxes                      7,363       6,649       5,767       5,049       4,524
Income taxes                                    2,904       2,612       2,221       1,921       1,673
Net income                                   $  4,459    $  4,037    $  3,546    $  3,128    $  2,851
Earnings per share - basic                   $   1.69    $   1.52    $   1.35    $   1.19    $   1.08
Earnings per share - diluted                     1.57        1.43        1.29        1.13        1.01
Cash dividends per share                         0.35        0.26        0.23        0.20        0.17
Book value per share                            12.08       10.56        9.25        8.28        7.63

BALANCE SHEET DATA:

Balance sheet totals-end of period:
   Assets                                    $342,563    $286,559    $284,126    $248,540    $220,001
   Loans and leases, net                      229,008     195,026     200,658     157,044     143,132
   Deposits                                   275,796     254,888     239,312     223,077     197,104
   Shareholders' equity                        31,726      27,942      24,413      20,611      19,168
Average balance sheet amounts:
   Assets                                    $309,574    $279,049    $259,315    $224,960    $201,958
   Loans and leases                           209,133     202,624     175,134     148,369     133,381
   Earning assets                             280,623     255,904     238,837     207,388     187,071
   Deposits                                   263,323     246,960     230,822     201,180     180,288
   Shareholders' equity                        29,509      26,316      22,258      19,916      18,434

SELECTED RATIOS:

For the year:
   Return on average equity                     15.11%      15.34%      15.93%      15.71%      15.47%
   Return on average assets                      1.44%       1.45%       1.37%       1.39%       1.41%
   Efficiency ratio *                           53.47%      55.57%      58.59%      57.48%      58.28%
   Net interest margin *                         5.43%       5.76%       5.75%       5.72%       5.79%
   Net chargeoffs to average loans &             0.03%       0.31%       0.14%       0.14%       0.26%
     leases
At December 31:
   Average equity to average assets              9.53%       9.43%       8.58%       8.85%       9.13%
   Leverage capital ratio                        9.83%       9.75%       9.28%       9.23%       9.31%
   Allowance for loan and leases losses to       1.38%       1.32%       1.21%       1.30%       1.17%
     total loans and leases

* fully taxable equivalent

ITEM 7. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is American River Holdings management's discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2002, 2001 and 2000.

Introduction

         In addition to the historical information contained herein, this Annual Report contains certain forward-looking statements. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the effects of terrorism, the threat of terrorism or the impact of potential military conflicts and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire Report and the Company's audited financial statements and notes thereto should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

Overview

         The Company recorded its 76th consecutive profitable quarter for the quarter ended December 31, 2002. Net income in 2002 increased 10.5% to $4,459,000 versus $4,037,000 in 2001. Diluted earnings per share for the two years were $1.57 and $1.43, respectively. For 2002, the Company realized a return on average equity of 15.1% and a return on average assets of 1.44%, as compared to 15.3% and 1.45% for 2001. The net income for 2001 was $481,000 (13.8%) higher than the $3,546,000 recorded in 2000. Diluted earnings per share in 2000 were $1.29, return on average assets was 1.37% and return on average equity was 15.9%. The earnings per share for 2002, 2001 and 2000 have been adjusted for 5 percent stock dividends distributed on October 18, 2002, October 19, 2001 and December 19, 2000.

         Table One below provides a summary of the components of net income for the years indicated:

Table One: Components of Net Income
--------------------------------------------------------------------------------

         For the twelve months ended:

(In thousands, except percentages)      2002            2001            2000
                                     ---------       ---------       ---------

Net interest income*                 $  15,235       $  14,733       $  13,739
Provision for loan losses                 (644)           (791)           (672)
Noninterest income                       2,323           2,365           2,183
Noninterest expense                     (9,389)         (9,502)         (9,329)
Provision for income taxes              (2,904)         (2,612)         (2,221)
Tax equivalent adjustment                 (162)           (156)           (154)
                                     ---------       ---------       ---------

Net income                           $   4,459       $   4,037       $   3,546
                                     =========       =========       =========

--------------------------------------------------------------------------------
Average total assets                 $ 309,574       $ 279,049       $ 259,315
Net income as a percentage
  of average total assets                 1.44%           1.45%           1.37%

--------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

During 2002, total assets of the Company increased $56,004,000 (19.5%) to a total of $342,563,000 at year-end. At December 31, 2002, net loans totaled $229,008,000, up $33,982,000 (17.4%) from the ending balances on December 31,

2001. Deposit growth for the year was 8.2% resulting in ending deposit balances of $275,796,000. The Company ended 2002 with a Tier 1 capital ratio of 11.8% and a total risk-based capital ratio of 13.0%.


Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

         The Company's fully taxable equivalent net interest margin was 5.76% in 2001, and 5.43% in 2002. The fully taxable equivalent net interest margin in dollars was up $502,000 (3.4%) in 2002 over 2001.

         The fully taxable equivalent interest income component decreased from $20,999,000 in 2001 to $18,747,000 in 2002, representing a 10.7% decrease. The decrease in the fully taxable equivalent interest income for 2002 compared to the same period in 2001 is broken down by rate (down $3,955,000) and volume (up $1,703,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 and 2002 in response to Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. During the two years there were twelve such rate decreases by the FRB resulting in a 525 basis point drop in the prime rate, which contributed to the drop in the yield in average earning assets from 8.21% for 2001 to 6.68% for 2002. The volume increase was the result of a 9.7% increase in average earning assets. Average loan balances were up $6,509,000 (3.2%) in 2002 over the balances in 2001, while average investment securities balances were up $19,449,000 (41.8%). The increase in investment securities is primarily due to a change in investment strategy whereby the Company has invested its excess funds in investment securities rather than Federal funds sold and the adoption of an investment strategy that allowed the Company to take advantage of a relatively steep yield curve, to utilize excess capital and to reduce exposure to further declines in intermediate term interest rates by purchasing mortgage-backed securities with average lives of 3 to 5 years and funding them with wholesale Federal Home Loan Bank (the "FHLB") advances that mature in one year or less (for further information see the "Market Risk Management" section of this report).

         The fully taxable equivalent interest income component decreased from $21,381,000 in 2000 to $20,999,000 in 2001, representing a 1.8% decrease. The decrease in the fully taxable equivalent interest income for 2001 compared to the same period in 2000 is broken down by rate (down $2,434,000) and volume (up $2,052,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 in response to the FRB decreases in the Federal funds and Discount rates. During the year, there were eleven such rate decreases by the FRB resulting in a 475 basis point drop in the prime rate, which contributed to the drop in the yield in average earning assets from 8.95% for 2000 to 8.21% for 2001. The volume increase was the result of a 7.1% increase in average earning assets. Average loan balances were up $27,490,000 (15.7%) in 2001 over the balances in 2000, while average investment securities balances were down $10,995,000 (21.2%). The shift in assets from investment securities to the higher yielding loans helped to lessen the effect of the above-mentioned sharp decrease in rates during 2001.

         Interest expense decreased $2,754,000 (44.0%) in 2002 compared to 2001. The average balances on interest bearing liabilities were $14,936,000 (8.0%) higher in 2002 versus 2001. The higher balances accounted for a $556,000 increase in interest expense. The higher balances were due to internal growth of average deposits ($4,570,000) and an increase in other borrowings ($10,366,000). The decrease in rates paid on interest bearing liabilities more than offset the increased expense due to the volume growth as the average rate paid decreased 161 basis points on a year over year basis and accounted for a decrease in interest expense of $3,310,000 for the period.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                        2002                              2001                             2000
                                  ------------------------------    ------------------------------   ------------------------------

(Taxable Equivalent Basis)          Avg                   Avg         Avg                   Avg        Avg                   Avg
(In thousands, except             Balance    Interest    Yield      Balance    Interest    Yield     Balance    Interest    Yield
  percentages)                    --------   --------   --------    --------   --------   --------   --------   --------   --------

Assets:
Earning assets
  Loans (1)                       $209,133   $ 15,400       7.36%   $202,624   $ 17,883       8.83%  $175,134   $ 17,294       9.87%
  Taxable investment
    securities                      49,875      2,359       4.73%     30,511      1,871       6.13%    41,763      2,643       6.33%
  Tax-exempt investment
    securities (2)                   9,803        616       6.28%      9,656        608       6.30%     9,232        600       6.50%
  Corporate stock                      320         25       7.81%        820         93      11.34%       987         82       8.31%
  Federal funds sold                 5,488         80       1.46%      6,727        202       3.00%     5,493        353       6.43%
  Investments in time
    deposits                         6,004        267       4.45%      5,566        342       6.14%     6,228        409       6.57%
                                  --------   --------               --------   --------              --------   --------
Total earning assets               280,623     18,747       6.68%    255,904     20,999       8.21%   238,837     21,381       8.95%
                                             --------                          --------                         --------
Cash & due from banks               21,149                            17,023                           15,776
Other assets                        10,729                             8,774                            7,011
Allowance for loan &
  lease losses                      (2,927)                           (2,652)                          (2,309)
                                  --------                          --------                         --------
                                  $309,574                          $279,049                         $259,315
                                  ========                          ========                         ========

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  NOW & MMDA                      $100,406        939       0.94%   $ 90,440      1,964       2.17%  $ 87,159      2,834       3.25%
  Savings                           13,918         51       0.37%     13,602        166       1.22%    12,212        297       2.43%
  Time deposits                     73,620      2,178       2.96%     79,332      3,912       4.93%    72,079      4,199       5.83%
  Other borrowings                  14,124        344       2.44%      3,758        224       5.96%     4,818        312       6.48%
                                  --------   --------               --------   --------              --------   --------
Total interest bearing
  liabilities                      202,068      3,512       1.74%    187,132      6,266       3.35%   176,268      7,642       4.34%
                                             --------                          --------                         --------
Demand deposits                     75,379                            63,586                           59,372
Other liabilities                    2,618                             2,015                            1,417
                                  --------                          --------                         --------
Total liabilities                  280,065                           252,733                          237,057
Shareholders' equity                29,509                            26,316                           22,258
                                  --------                          --------                         --------
                                  $309,574                          $279,049                         $259,315
                                  ========                          ========                         ========

Net interest income &
  margin (3)                                 $ 15,235       5.43%              $ 14,733       5.76%             $ 13,739       5.75%
                                             ========   ========               ========   ========              ========   ========

(1) Loan interest includes loan fees of $545,000, $506,000 and $355,000 in 2002, 2001 and 2000, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
--------------------------------------------------------------------------------
Year ended December 31, 2002 over 2001 (In thousands)
Increase (decrease) due to change in:

                                              Volume      Rate (4)    Net Change
                                             --------     --------     --------
Interest-earning assets:
   Net loans (1)(2)                          $    574     $ (3,057)    $ (2,483)
   Taxable investment securities                1,187         (699)         488
   Tax exempt investment securities (3)             9           (1)           8
   Corporate stock                                (57)         (11)         (68)
   Federal funds sold & other                     (37)         (85)        (122)
   Investment in time deposits                     27         (102)         (75)
                                             --------     --------     --------
     Total                                      1,703       (3,955)      (2,252)
                                             --------     --------     --------

Interest-bearing liabilities:
   Demand deposits                                216       (1,241)      (1,025)
   Savings deposits                                 4         (119)        (115)
   Time deposits                                 (282)      (1,452)      (1,734)
   Other borrowings                               618         (498)         120
                                             --------     --------     --------
     Total                                        556       (3,310)      (2,754)
                                             --------     --------     --------
Interest differential                        $  1,147     $   (645)    $    502
                                             ========     ========     ========

Year Ended December 31, 2001 over 2000 (In thousands)
Increase (decrease) due to change in:

                                              Volume      Rate (4)    Net Change
                                             --------     --------     --------
Interest-earning assets:
   Net loans (1)(2)                          $  2,715     $ (2,126)    $    589
   Taxable investment securities                 (712)         (60)        (772)
   Tax exempt investment securities (3)            28          (20)           8
   Corporate stock                                (14)          25           11
   Federal funds sold & other                      79         (230)        (151)
   Investment in time deposits                    (44)         (23)         (67)
                                             --------     --------     --------
     Total                                      2,052       (2,434)        (382)
                                             --------     --------     --------

Interest-bearing liabilities:
   Demand deposits                                107         (977)        (870)
   Savings deposits                                34         (165)        (131)
   Time deposits                                  423         (710)        (287)
   Other borrowings                               (69)         (19)         (88)
                                             --------     --------     --------
     Total                                        495       (1,871)      (1,376)
                                             --------     --------     --------
Interest differential                        $  1,557     $   (563)    $    994
                                             ========     ========     ========

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $545,000, $506,000 and $355,000 for the years ended December 31, 2002, 2001 and 2000, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $644,000 for loan and lease losses in 2002 as compared to $791,000 for 2001. Net loan charge-offs for 2002 were $61,000 as compared to $631,000 in 2001. In 2002 and 2001, net loan charge-offs as a percentage of average loans outstanding was .03% and .31%, respectively. In 2000, the Company provided $672,000 for loan and lease losses and net charge-offs were $239,000. For further information please see the Allowance for Loan and Lease Losses Activity.

Service Charges and Fees and Other Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
--------------------------------------------------------------------------------
                                                       Year Ended December 31,
                                                     ---------------------------
                                                       2002      2001      2000
                                                     -------   -------   -------

         Service charges on deposit accounts         $   563   $   562   $   602
         Accounts receivable servicing fees              294       459       430
         Merchant fee income                             344       277       202
         Fees from lease brokerage services              459       264       177
         Income from residential lending division        278       274       142
         Other                                           385       529       630
                                                     -------   -------   -------

                                                     $ 2,323   $ 2,365   $ 2,183
                                                     =======   =======   =======

         Noninterest income was down $42,000 (1.8%) to $2,323,000 in 2002 from the 2001 level. The decrease in the noninterest income can be attributed to a decrease in accounts receivable servicing fees (down $165,000 or 35.9%) and lower brokerage fees from the Real Estate Division at North Coast Bank (the "REDNCB") (down $92,000 or 89.3%). The decrease in fees from accounts receivable servicing and brokerage fees from the REDNCB were offset by increases in fees from lease brokerage services (up $195,000 or 73.9%) and an increase in merchant fee income (up $67,000 or 24.2%). The decrease in accounts receivable servicing was a result of a decrease in average accounts receivable balances outstanding from $3,467,000 in 2001 to $2,299,000 (33.7%) in 2002. The decrease in brokerage fees from the REDNCB (which were recorded in "Other" in Table Four) results from the decision to shut down the REDNCB in the first quarter of 2002. The increase in lease brokerage services results from First Source Capital, the Company's lease brokerage subsidiary, which saw an increase in business due to the development of new relationships and a general positive increase in the businesses it services.

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

Salaries and Benefits

         Salaries and benefits were $5,595,000 (up $261,000 or 4.9%) for 2002 as compared to $5,334,000 in 2001. The increase is primarily the result of higher incentive accruals ($720,000 in 2002 as compared to $277,000 in the 2001). The increased incentive is due to the Company exceeding its performance goals by a greater margin for 2002 than in 2001. The increased incentive was offset by lower commissions paid in the REDNCB (down $115,000). At the end of 2002, the full time equivalent staff was 99, down one from the 100 at the end of 2001.

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

Benefit costs and employer taxes increased commensurate with the salaries. The salary and benefit increases were offset by a reduction in the amount accrued for employee incentive compensation by $440,000 due to the Company not reaching its projected growth goals. At the end of 2001, the full time equivalent staff was 100, the same as of the end of 2000.

Occupancy, Furniture and Equipment

         Occupancy expense increased $30,000 (3.7%) during 2002 to $840,000, up from $810,000 in 2001. The increase represents annual rent adjustments under the existing lease agreements and higher utility costs passed on to the Company from its landlords. Furniture and equipment expense was $620,000 in 2002 compared to $564,000 in 2001, representing a $56,000 (9.9%) increase. This increase relates to technology upgrades made over the past twelve months including upgrades to the network and improvements to the network and internet security and the network power stability system. In addition the expense includes a full year of depreciation related to the purchase of a new core banking system in the second quarter of 2001.

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

Other Expenses

         Other expenses were $2,334,000 (down $460,000 or 16.5%) for 2002 as compared to $2,794,000 for 2001. Professional fees accounted for $149,000 (32.4%) of the decrease in other expense. The decrease in professional fees results from a recovery of legal fees ($48,000) related to the resolution of a problem loan credit and lower legal fees paid to resolve problem loan credits. The Company also recognized a recovery of an operating loss in 2002 in the amount of $80,000. The loss was originally recognized in 2001. The overhead efficiency ratio on a taxable equivalent basis for 2002 was 53.5% as compared to 55.6% in 2001.

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

Provision for Taxes

         The effective tax rate on income was 39.4%, 39.3% and 38.5% in 2002, 2001 and 2000, respectively. The effective tax rate has increased slightly each of the last three years as a result of the increases in taxable income growing faster than the benefits of investments made in tax-qualified municipal bonds. The effective tax rate was greater than the federal statutory tax rate due to state tax expense (net of federal tax effect) of $501,000, $465,000 and $421,000 in these years. Tax-exempt income of $460,000, $464,000 and $462,000 from investment securities in these years helped to reduce the effective tax rate.

Balance Sheet Analysis

         The Company's total assets were $342,563,000 at December 31, 2002 as compared to $286,559,000 at December 31, 2001, representing an increase of 19.5%. The average balances of total assets during 2002 were $309,574,000 which represent an increase of $30,525,000 (10.9%) over the December 31, 2001 total of $279,049,000.

Loans

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) residential real estate; 5) agriculture; 6) consumer loans; and 7) lease financing receivable. At December 31, 2002, these categories accounted for approximately 21%, 55%, 14%, 1%, 4%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 22%, 51%, 15%, 2%, 5%, 4% and 1%, at December 31, 2001. Continuing strong economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for commercial ($5,612,000 or 12.9%), commercial real estate ($27,392,000 or 27.3%), real estate construction ($1,564,000 or 5.1%) and lease financing receivable ($4,267,000 or 170.7%). Despite the new borrowers the Company experienced decreases in residential real estate ($1,458,000 or 46.7%), agriculture ($1,427,000 or 13.9%) and consumer ($1,227,000 or 16.1%) as a result of normal paydowns and higher than average payoffs. The higher payoffs can be attributed to refinances during the low rate environment. Table Five below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Five: Loan and Lease Portfolio Composition
------------------------------------------------------------------------------------------
                                                      December 31,
                             -------------------------------------------------------------
(In thousands)                  2002         2001         2000         1999         1998
------------------------------------------------------------------------------------------
Commercial                   $  49,231    $  43,619    $  52,726    $  42,148    $  36,916
Real estate:
   Commercial                  127,550      100,158       97,390       72,142       66,883
   Construction                 32,385       30,821       27,182       25,784       25,011
   Residential                   1,661        3,119        8,085        6,234        7,037
Agriculture                      8,824       10,251       10,764        7,200        3,416
Consumer                         6,371        7,598        6,413        5,896        5,654
Lease financing receivable       6,766        2,499        1,150          122          364
------------------------------------------------------------------------------------------
                               232,788      198,065      203,710      159,526      145,281
Deferred loan fees, net           (583)        (425)        (598)        (420)        (456)
Allowance for loan and
   lease losses                 (3,197)      (2,614)      (2,454)      (2,062)      (1,693)
------------------------------------------------------------------------------------------
Total net loans and leases   $ 229,008    $ 195,026    $ 200,658    $ 157,044    $ 143,132
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

         Average net loans and leases in 2002 were $209,133,000 which represents an increase of $6,509,000 (3.2%) over the average in 2001. Average loans and leases in 2001 were $202,624,000 representing an increase of $27,490,000 (15.7%) over 2000. Loan growth in 2002 and 2001 resulted from a favorable economy in the

Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 69.5% of the Company's loan and lease portfolio at December 31, 2002. Although management believes the concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

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

         Interest due but excluded from interest income on nonaccrual loans was not material during 2002, 2001 and 2000. In 2002, 2001 and 2000, interest income recognized from payments received on nonaccrual loans was also not material.

Table Six: Non-Performing Loans
------------------------------------------------------------------------------------
                                                           December 31,
                                               -------------------------------------
(In thousands)                                  2002    2001    2000    1999    1998
------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Commercial                                  $   2   $  --   $  --   $  --   $  --
   Real estate                                    --      --      --      --      --
   Consumer and other                             --      --      --      --       7
------------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                     42     533     225      30     110
   Real estate                                   160     314     449      --      --
   Consumer and other                              2       8      --      --      --
------------------------------------------------------------------------------------
Total non-performing loans                     $ 206   $ 856   $ 674   $  30   $ 117
====================================================================================

         The recorded investments in loans that were considered to be impaired totaled $206,000 and $856,000 at December 31, 2002 and 2001, respectively. The related allowance for loan losses for these loans at December 31, 2002 and December 31, 2001 was $51,000 and $263,000, respectively. Management believes that the allowance allocations are adequate for the inherent risk of those loans. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000 was $472,000, $733,000 and $128,000,
respectively.

         There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 2002. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2001 or 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Allowance for Loan and Lease Losses Activity

         The provision for loan and lease losses is based upon management's evaluation of the adequacy of the existing allowance for loans and leases outstanding and loan commitments. This allowance is increased by provisions charged to expense and recoveries, and is reduced by loan charge-offs. Management determines an appropriate provision based upon the interaction of three primary factors: (1) loan and lease portfolio growth, (2) a comprehensive grading and review formula for total loans and leases outstanding, and (3) estimated inherent credit risk in the portfolio. Loans and leases are charged off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received subsequent to the charge off.

         Management employs a systematic methodology for determining the allowance for loan and lease losses that includes a periodic review process and adjustments to the monthly allowance when deemed appropriate. The process includes periodic review of individual loans that have been identified as problem loans or have characteristics that could lead to impairment. Management typically places reserves of 2%-5% of credit exposures graded "Special Mention", 15%-25% of credits classified "Substandard" and 50% of credits classified "Doubtful". These reserve factors may be adjusted for significant loans that are individually evaluated by management for specific risk of loss. The amounts allocated for "Special Mention", "Substandard" and "Doubtful" are within the calculated range of $264,000 to $484,000 at December 31, 2002. In addition, reserve factors ranging from 0.50% to 2.50% are assigned to currently performing loans that are not otherwise graded as Special Mention, Substandard or Doubtful. These factors are assigned based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and,
(3) where the Company has not experienced losses, historical losses experienced by peer banks. While the methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses and the classification of the loans and leases is also to some extent based on management's judgment and experience.

         The Loan Committees of American River Bank and North Coast Bank (collectively "the Subsidiary Banks") review the adequacy of the allowance for loan and lease losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions. The Subsidiary Banks also engage an outside firm to independently assess our methodology and reserve adequacy, and on a regular basis engage an outside firm to perform independent reviews of the loan portfolios. The allowance is adjusted based on those reviews if, in the judgment of the loan committees and management, changes are warranted. Each of the Subsidiary Banks generally makes monthly allocations to the allowance for loan and lease losses based on estimates of loss risk and loan and lease growth.

         Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Seven: Allowance for Loan and Lease Losses
--------------------------------------------------------------------------------------------------------
(In thousands, except for
percentages)                                                  Year Ended December 31,
                                          --------------------------------------------------------------
                                             2002         2001         2000          1999         1998
--------------------------------------------------------------------------------------------------------

Average loans and leases
outstanding                               $ 209,133    $ 202,624    $ 175,134     $ 148,369    $ 133,381
--------------------------------------------------------------------------------------------------------

Allowance for possible loan & lease
  losses at beginning of period           $   2,614    $   2,454    $   2,062     $   1,693    $   1,526

Loans charged off:
  Commercial                                     44          556          265           214          478
  Real estate                                    59           85           --            --           22
  Consumer                                       48           13            1             3            7
  Lease financing receivable                     --           57           --            14           --
--------------------------------------------------------------------------------------------------------
Total                                           151          711          266           231          507
--------------------------------------------------------------------------------------------------------
Recoveries of loans previously
  charged off:
  Commercial                                      1            9           23            15          165
  Real estate                                    85           --           --            --           --
  Consumer                                        4           --            4             3           --
  Lease financing receivable                     --           71           --            --           --
--------------------------------------------------------------------------------------------------------
Total                                            90           80           27            18          165
--------------------------------------------------------------------------------------------------------
Net loans charged off                            61          631          239           213          342
Amount transferred for accounts
  receivable servicing valuation
  reserve                                        --           --          (41)           --           --
Additions to allowance charged
  to operating expenses                         644          791          672           582          509
--------------------------------------------------------------------------------------------------------
Allowance for possible loan and
  lease losses at end of period           $   3,197    $   2,614    $   2,454     $   2,062    $   1,693

Ratio of net charge-offs to average
  loans and leases outstanding                  .03%         .31%         .14%          .14%         .26%

Provision for possible loan and lease
  losses to average loans and leases
  outstanding                                   .31%         .39%         .38%          .39%         .38%

Allowance for possible loan and
  lease losses to loans and leases, net
  of deferred fees at end of period            1.38%        1.32%        1.21%         1.30%        1.17%


         The allowance for loan and lease losses totaled $3,197,000 or 1.38% of total loans at December 31, 2002, $2,614,000 or 1.32% of total loans at December 31, 2001, and $2,454,000 or 1.21% at December 31, 2000. During the first quarter of 2000, $41,000 was transferred out of the allowance for loan and lease losses account into a separate valuation reserve for the accounts receivable servicing receivables.

         It is the policy of management to maintain the allowance for loan and lease losses at a level adequate for known and inherent risks in the portfolio. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan and lease losses and the allowance for loan and lease losses are prudent and adequate.

Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans charged off in future periods can be made with any certainty.

         As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans, qualitative factors, uncertainty inherent in the estimation process and historical loss data. The risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan and lease portfolio and assess current economic conditions that will dictate future allowance levels. Table Eight below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2002. The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within these categories.

Table Eight:  Allowance for Loan and Lease Losses by Loan Category
-----------------------------------------------------------------------------------------------------------------
(In thousands,
except percentages)               December 31, 2002            December 31, 2001            December 31, 2000
-----------------------------------------------------------------------------------------------------------------
                                       Percent of loans             Percent of loans             Percent of loans
                                       in each category             in each category             in each category
                              Amount    to total loans     Amount    to total loans     Amount    to total loans
-----------------------------------------------------------------------------------------------------------------
Commercial                   $   660         21.1%        $   923         22.0%        $   781         25.9%
Real estate                    2,173         69.5%          1,288         67.7%          1,392         65.1%
Agriculture                      116          3.8%            147          5.3%            105          5.3%
Consumer                         152          2.9%            206          3.8%            153          3.1%
Lease financing receivable        96          2.7%             50          1.2%             23           .6%
-----------------------------------------------------------------------------------------------------------------
Total allocated              $ 3,197        100.0%        $ 2,614        100.0%        $ 2,454        100.0%
-----------------------------------------------------------------------------------------------------------------

                                  December 31, 2002            December 31, 2001
------------------------------------------------------------------------------------
                                       Percent of loans             Percent of loans
                                       in each category             in each category
                              Amount    to total loans     Amount    to total loans
------------------------------------------------------------------------------------
Commercial                   $   642         26.4%        $   509         25.4%
Real estate                    1,252         65.3%          1,052         68.1%
Agriculture                       78          4.5%             39          2.4%
Consumer                          88          3.7%             86          3.8%
Lease financing receivable         2           .1%              7           .3%
------------------------------------------------------------------------------------
Total allocated              $ 2,062        100.0%        $ 1,693        100.0%
------------------------------------------------------------------------------------

Other Real Estate

         At December 31, 2002 and 2001, the Company did not have any ORE properties.

Deposits

         At December 31, 2002, total deposits were $275,796,000 representing an increase of $20,908,000 (8.2%) over the December 31, 2001 balance of $254,888,000. The deposit growth in 2002 can be attributed to a concentrated effort to increase noninterest-bearing demand, interest-bearing money market and savings accounts. As a result these accounts increased 21.0%, 7.4% and 20.2%, respectively, in 2002. During 2001, deposits increased $15,576,000 (6.5%) from the total of $239,312,000 at December 31, 2000.

Other Borrowed Funds

         Other borrowings outstanding as of December 31, 2002 consist of advances (both long-term and short-term) from the FHLB and an overnight borrowing from a correspondent bank. The following table summarizes these borrowings (in thousands):

                                               2002              2001              2000
                                          ---------------------------------------------------
                                           Amount   Rate     Amount   Rate     Amount   Rate
                                          ---------------------------------------------------
         Short-Term borrowings:

            FHLB advances                  24,000   1.71%   $    --     --    $    --     --
            Advances from correspondent
               banks                        6,550   1.75%        --     --     15,990   6.88%
                                          ---------------------------------------------------

         Total Short-Term borrowings      $30,550   1.72%   $    --     --    $15,990   6.88%
                                          ---------------------------------------------------

         Long-Term Borrowings:

            FHLB advances                 $ 1,992   6.13%   $ 2,039   6.13%   $ 2,084   6.13%
                                          ---------------------------------------------------

         Total Short-Term borrowings      $ 1,992   6.13%   $ 2,039   6.13%   $ 2,084   6.13%
                                          ---------------------------------------------------

         The maximum amount of short-term borrowings at any month end during 2002, 2001 and 2000, was $33,900,000, $12,390,000 and $15,990,000, respectively.
The advances from correspondent banks at December 31, 2002, bear an interest rate of 1.75% and mature on January 1, 2003. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                         Short Term         Long Term

                  Amount                 $  24,000          $   1,992
                  Maturity                    2003               2007
                  Average rates               1.71%              6.13%

         The Company has also been issued a total of $1,833,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2002 and management does not expect to draw upon these lines in the future.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock in connection with the Company's annual distribution of a 5% stock dividend. During 2002, the Company repurchased 42,001 shares and in 2001, the Company repurchased 21,400 shares under the repurchase plan.

         The Company and the Subsidiary Banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, which require maintenance of certain levels of capital. At December 31, 2002, shareholders' equity was $31,726,000, representing an increase of $3,784,000 (13.5%) from $27,942,000 at December 31, 2001. In 2001, shareholders' equity increased $3.5 million (14.5%) from 2000. The ratio of total risk-based capital to risk adjusted assets was 13.0% at December 31, 2002 compared to 13.6% at December 31, 2001. Tier 1 risk-based capital to risk-adjusted assets was 11.8% at December 31, 2002 and 12.4% at December 31, 2001.

         Table Nine below lists the Company's actual capital ratios at December 31, 2002 and 2001 as well as the minimum capital ratios for capital adequacy.

Table Nine: Capital Ratios
-----------------------------------------------------------------------------
                                     At December 31,      Minimum Regulatory
Capital to Risk-Adjusted Assets      2002      2001      Capital Requirements
-----------------------------------------------------------------------------

Leverage ratio                        9.8%      9.8%             4.00%

Tier 1 Risk-Based Capital            11.8%     12.4%             4.00%

Total Risk-Based Capital             13.0%     13.6%             8.00%

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

Market Risk Management

         Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. Each of the Subsidiary Banks have a Risk Management Committee that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

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

         Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2003 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2002 balances.

         Table Ten below summarizes the effect on net interest income (NII) of a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Table Ten: Interest Rate Risk Simulation of Net Interest as of December 31, 2002
--------------------------------------------------------------------------------
   (In thousands)                                         $ Change in NII
                                                            from Current
                                                          12 Month Horizon
                                                          ----------------
         Variation from a constant rate scenario
            +200bp                                             $  318
            -200bp                                             $ (382)

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

         As reflected in Table Eleven below, at December 31, 2002, the cumulative gap through the one-year time horizon indicates a slightly liability sensitive position.

Table Eleven: Interest Rate Sensitivity
December 31, 2002
-----------------------------------------------------------------------------------------------------
Assets and Liabilities
  which mature or reprice within (days):
                                                                                 Non-
     (In thousands)             0-90       91-180      181-365     Over 365    repricing      Total
-----------------------------------------------------------------------------------------------------
Assets:
  Investment securities      $   5,489   $   6,597    $   8,718    $  60,757   $      --    $  81,561
  Loans                        110,538      27,037       19,078       72,355          --      229,008
  Other assets                      --          --           --           --      31,994       31,994
-----------------------------------------------------------------------------------------------------
    Total assets             $ 116,027   $  33,634    $  27,796    $ 133,112   $  31,994    $ 342,563
=====================================================================================================
Liabilities:
  Noninterest bearing        $      --   $      --    $      --    $      --   $  81,974    $  81,974
  Interest bearing:
    Transaction                 11,755       4,702        3,527        3,527          --       23,511
    Money market                41,121      16,497       12,372       12,372          --       82,362
    Savings                      7,781       3,112        1,556        3,113          --       15,562
    Time certificates           34,380      14,983       13,689        9,335          --       72,387
  Short-term borrowings         18,050          --       12,500           --          --       30,550
  Long-term borrowings               5           5           12        1,970          --        1,992
  Other liabilities                 --          --           --           --       2,499        2,499
  Shareholders' equity              --          --           --           --      31,726       31,726
-----------------------------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity   $ 113,092   $  39,299    $  43,656    $  30,317   $ 116,199    $ 342,563
=====================================================================================================
Interest rate
  sensitivity gap            $   2,935   $  (5,665)   $ (15,860)   $ 102,795   $ (84,205)
Cumulative interest
  rate sensitivity gap       $   2,935   $  (2,730)   $ (18,590)   $  84,205          --

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

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ending December 31, 2002, 2001 and 2000.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2002 were approximately $61,714,000 and $3,668,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2002, consolidated liquid assets totaled $49.1 million or 14.3% of total assets compared to $54.8 million or 19.1% of total assets on December 31, 2001. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $26,000,000 with correspondent banks. At December 31, 2002, the Company had $19,450,000 available under these credit lines. Additionally, the Subsidiary Banks are members of the FHLB. At December 31, 2002, the Subsidiary Banks could have arranged for up to $32,371,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2002, the Company had $4,541,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the Available-for-Sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing through the end of 2002, much of the investment portfolio has experienced significant price appreciation, which has resulted in unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank and North Coast Bank can also pledge securities to borrow from the FRB and the FHLB.

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

Table Twelve: Certificates of Deposit Maturities
December 31, 2002
--------------------------------------------------------------------------------
(In thousands)                              Over $100,000     Less than $100,000
--------------------------------------------------------------------------------
 Three months or less                          $ 19,661            $  7,720
 Over three months through six months             9,548               5,914
 Over six months through twelve months            9,559               5,253
 Over twelve months                               7,595               7,137
--------------------------------------------------------------------------------
 Total                                         $ 46,363            $ 26,024
================================================================================

         Loan demand also affects the Company's liquidity position. Table Thirteen below presents the maturities of loans for the period indicated.

Table Thirteen: Loan Maturities (Gross Loans)
--------------------------------------------------------------------------------
December 31, 2002
--------------------------------------------------------------------------------
                           One year   One year through     Over
(In thousands)             or less       five years     five years        Total
--------------------------------------------------------------------------------
 Commercial                $ 22,426       $ 22,106       $  4,699       $ 49,231
 Real estate                 29,051         44,967         87,578        161,596
 Agriculture                    768          6,619          1,437          8,824
 Consumer                       858          3,272          2,241          6,371
 Leases                          66          6,545            155          6,766
--------------------------------------------------------------------------------
 Total                     $ 53,169       $ 83,509       $ 96,110       $232,788
================================================================================

         Loans shown above with maturities greater than one year include $150,112,000 of floating interest rate loans and $29,507,000 of fixed rate loans.

         The carrying amount, maturity distribution and weighted average yield of the Company's investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fourteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis.

Table Fourteen: Securities Maturities and Weighted Average Yields
December 31, 2002, 2001 and 2000
----------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)
                                                 2002                2001                2000
                                          ----------------------------------------------------------
                                                    Weighted            Weighted            Weighted
                                          Carrying   Average  Carrying   Average  Carrying   Average
(In thousands)                             Amount     Yield    Amount     Yield    Amount     Yield
----------------------------------------------------------------------------------------------------

Available-for-sale securities:
U.S. Treasury and agency securities
   Maturing within 1 year                 $  4,907    6.46%   $  6,024    6.31%   $  4,351    6.02%
   Maturing after 1 year but within 5       15,660    4.26%     12,479    5.30%     11,956    6.29%
      years
State & political subdivisions
   Maturing within 1 year                      779    6.89%         --      --         200    6.10%
   Maturing after 1 year but within 5        1,139    6.48%      1,889    6.65%      1,811    6.57%
      years
   Maturing after 5 years but within 10      3,215    7.46%      1,903    7.62%        387    6.91%
      years
   Maturing after 10 years                   5,475    7.55%      6,148    7.49%      7,381    7.31%
Government guaranteed mortgage-backed
   securities                               29,280    4.57%      1,104    5.26%        163    6.77%
Other
   Maturing within 1 year                      254    7.40%      4,533    3.67%      3,950    6.37%
   Maturing after 1 year but within 5          816    3.55%        789    4.62%         --      --
      years
   Non maturing                                351    6.61%        594    7.54%      1,048    8.49%
---------------------------------------------------------------------------------------------------
Total investment securities               $ 61,876    5.13%   $ 35,463    5.86%   $ 31,247    6.60%
===================================================================================================

Held-to-maturity securities:
U.S. Treasury and agency securities
   Maturing within 1 year                 $     --      --    $     --      --    $  1,501    6.40%
State & political subdivisions
   Maturing within 1 year                    1,133    6.53%         --      --         553    8.35%
   Maturing after 1 year but within 5          200    6.77%      1,323    6.51%      1,324    6.51%
      years
   Maturing after 5 years but within 10         --      --          16   15.84%         23   15.84%
      years
Government guaranteed mortgage-backed
   securities                               10,852    5.05%     11,770    5.92%      9,965    6.58%
Other
   Maturing within 1 year                       --      --          --      --       1,836    5.84%
   Maturing after 1 year but within 5
      years                                     --      --          --      --       1,253    6.88%
---------------------------------------------------------------------------------------------------
Total investment securities               $ 12,185    5.22%   $ 13,109    5.99%   $ 16,455    6.57%
===================================================================================================

         The carrying values of available-for-sale securities includes net unrealized gains of $2,149,000, $796,000 and $350,000 at December 31, 2002, 2001
and 2000, respectively. The carrying values of held-to-maturity securities do not include unrealized gains, however, the net unrealized gains at December 31, 2002, 2001 and 2000 were $201,000, $125,000 and $68,000, respectively. Table 14 does not include FHLB or FRB Stock, which do not have stated maturity dates or readily available market values. The balance in FHLB and FRB Stock at December 31, 2002, 2001 and 2000 was $1,562,000, $340,000 and $316,000, respectively.

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

         As of December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $61,714,000 and $3,668,000, respectively, at December 31, 2002, a compared to $60,840,000 and $3,776,000, respectively, at December 31, 2001. As a percentage of net loans and leases these off-balance sheet items represent 28.6%, and 33.1%, respectively.

Disclosure of Fair Value

         The Financial Accounting Standards Board (the "FASB"), Statement of Financial Accounting Standards Number 107, Disclosures about Fair Value of Financial Statements, requires the disclosure of fair value of most financial instruments, whether recognized or not recognized in the financial statements. The intent of presenting the fair values of financial instruments is to depict the market's assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur.

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

         The change in the calculated fair value percentage relates to the loan and investment categories and is principally the result of changes in interest rates during the year. See "American River Holdings and Subsidiaries Financial Statements--Note 18, Disclosures About Fair Value of Financial Instruments".

Accounting Pronouncements

         In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement, which addresses financial accounting and reporting matters for the acquisition of all or part of a financial institution, applies to all such transactions except those between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and related interpretations. This Statement requires a financial institution to apply SFAS No. 144 and evaluate long-term customer relationship intangible assets (core deposit intangible) for impairment. Under SFAS No. 72, a financial institution may have recorded an unidentifiable intangible asset arising from a business combination. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this Statement and any amortization amounts that were incurred after the adoption of SFAS No. 142 must be reversed. Reclassified goodwill would then be measured for impairment under the provisions of SFAS No.
142. Provisions of this statement are applicable on or after October 1, 2002. In management's opinion, the adoption of this Statement did not have a material effect on the Company's consolidates financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the Statement are included in these consolidated financial statements. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

Other Matters

         Effects of Terrorism. The terrorist actions on September 11, 2001 and thereafter and potential military conflicts have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan and lease losses, and causing a decline in the Company's stock price.

         Website Access. American River Holdings maintains a website where certain information about the Company is posted. Through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports are free of charge and can be accessed through the address www.amrb.com/financial.html by clicking on the SEC Filings link located at that address.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K is contained in the "Market Risk Management" section of Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27-29.

ITEM 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Independent Auditor's Report                                               37

Consolidated Balance Sheet, December 31, 2002 and 2001                     38

Consolidated Statement of Income for the Years Ended
   December 31, 2002, 2001 and 2000                                        39

Consolidated Statement of Changes in Shareholders' Equity
   for the Years Ended December 31, 2002, 2001 and 2000                    40

Consolidated Statement of Cash Flows for the Years Ended
   December 31, 2002, 2001 and 2000                                        41-42

Notes to Consolidated Financial Statements                                 43-69


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

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



The Shareholders and Board of Directors
American River Holdings and Subsidiaries

         We have audited the accompanying consolidated balance sheet of American River Holdings and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Holdings and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ Perry-Smith LLP



February 7, 2003

                       AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                              December 31, 2002 and 2001
                                (Dollars in thousands)


                                                                      2002       2001
                                                                    --------   --------

                             ASSETS

Cash and due from banks                                             $ 25,899   $ 20,342
Federal funds sold                                                                7,814
Interest-bearing deposits in banks                                     5,938      5,740
Investment securities (Note 3):
   Available for sale, at fair value                                  61,876     35,463
   Held to maturity, at amortized cost (fair value of $12,386 and
      $13,234 at December 31, 2002 and 2001, respectively)            12,185     13,109
Loans and leases, less allowance for loan and lease losses of
   $3,197 in 2002 and $2,614 in 2001 (Notes 4, 8, 9, 11 and 16)      229,008    195,026
Premises and equipment, net (Note 5)                                   1,665      1,903
FHLB and FRB stock                                                     1,562        340
Accounts receivable servicing receivables, net (Notes 6 and 14)        1,396      2,869
Accrued interest receivable and other assets                           3,034      3,953
                                                                    --------   --------

                                                                    $342,563   $286,559
                                                                    ========   ========

                         LIABILITIES AND
                      SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                              $ 81,974   $ 67,740
   Interest-bearing (Note 7)                                         193,822    187,148
                                                                    --------   --------

            Total deposits                                           275,796    254,888

Short-term borrowings (Note 8)                                        30,550
Long-term debt (Note 9)                                                1,992      2,039
Accrued interest payable and other liabilities                         2,499      1,690
                                                                    --------   --------

            Total liabilities                                        310,837    258,617
                                                                    --------   --------

Commitments and contingencies (Note 11)

Shareholders' equity (Notes 12 and 13):
   Common stock - no par value; 20,000,000 shares authorized;
      issued and outstanding - 2,625,922 shares in 2002 and
      2,519,717 shares in 2001                                        16,064     14,167
   Retained earnings                                                  14,358     13,290
   Accumulated other comprehensive income (Notes 3 and 17)             1,304        485
                                                                    --------   --------

            Total shareholders' equity                                31,726     27,942
                                                                    --------   --------

                                                                    $342,563   $286,559
                                                                    ========   ========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF INCOME

                   For the Years Ended December 31, 2002, 2001 and 2000
                       (Dollars in thousands, except per share data)

                                                                 2002      2001      2000
                                                               -------   -------   -------
Interest income:
   Interest and fees on loans                                  $15,400   $17,883   $17,294
   Interest on Federal funds sold                                   80       202       353
   Interest on deposits in banks                                   267       342       409
   Interest and dividends on investment securities:
      Taxable                                                    2,359     1,871     2,643
      Exempt from Federal income taxes                             460       464       462
      Dividends                                                     19        81        66
                                                               -------   -------   -------

            Total interest income                               18,585    20,843    21,227
                                                               -------   -------   -------

Interest expense:
   Interest on deposits (Note 7)                                 3,168     6,042     7,330
   Interest on short-term borrowings (Note 8)                      220        97       183
   Interest on long-term debt (Note 9)                             124       127       129
                                                               -------   -------   -------

            Total interest expense                               3,512     6,266     7,642
                                                               -------   -------   -------

            Net interest income                                 15,073    14,577    13,585

Provision for loan and lease losses (Note 4)                       644       791       672
                                                               -------   -------   -------

            Net interest income after provision for loan
               and lease losses                                 14,429    13,786    12,913
                                                               -------   -------   -------

Noninterest income:
   Service charges                                                 563       562       602
   Gain on sale of available-for-sale investment securities,
      net (Note 3)                                                                      13
   Other income (Note 14)                                        1,760     1,803     1,568
                                                               -------   -------   -------

            Total noninterest income                             2,323     2,365     2,183
                                                               -------   -------   -------

Noninterest expense:
   Salaries and employee benefits (Notes 4 and 15)               5,595     5,334     4,961
   Occupancy (Notes 5 and 11)                                      840       810       757
   Furniture and equipment (Notes 5 and 11)                        620       564       461
   Other expense (Note 14)                                       2,334     2,794     3,150
                                                               -------   -------   -------

            Total noninterest expense                            9,389     9,502     9,329
                                                               -------   -------   -------

            Income before income taxes                           7,363     6,649     5,767

Income taxes (Note 10)                                           2,904     2,612     2,221
                                                               -------   -------   -------

            Net income                                         $ 4,459   $ 4,037   $ 3,546
                                                               =======   =======   =======


Basic earnings per share (Note 12)                             $  1.69   $  1.52   $  1.35
                                                               =======   =======   =======

Diluted earnings per share (Note 12)                           $  1.57   $  1.43   $  1.29
                                                               =======   =======   =======

Cash dividends per share of issued and outstanding common
   stock, adjusted for stock dividends                         $   .35   $   .26   $   .23
                                                               =======   =======   =======


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                         AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   For the Years Ended December 31, 2002, 2001 and 2000
                                                  (Dollars in thousands)


                                                                                       Accum-
                                                                                       ulated
                                                                                        Other
                                                   Common Stock                        Compre-
                                             -----------------------                   hensive      Share-        Compre-
                                                                        Retained       Income      holders'       hensive
                                               Shares       Amount      Earnings       (Loss)       Equity        Income
                                             ----------   ----------   ----------    ----------   ----------    ----------

Balance, December 31, 1999                    2,248,679   $   10,438   $   10,467    $     (294)  $   20,611
Comprehensive income (Note 17):
  Net income                                                                3,546                      3,546    $    3,546
  Other comprehensive income, net of tax:
    Unrealized gains on available-for-sale
      investment securities                                                                 511          511           511
                                                                                                                ----------
        Total comprehensive income                                                                              $    4,057
                                                                                                                ==========


Cash dividends ($.23 per share)                                              (535)                      (535)
5% stock dividend                               113,742        1,596       (1,596)
Fractional shares redeemed                                                     (6)                        (6)
Stock options exercised                          32,737          286                                     286
                                             ----------   ----------   ----------    ----------   ----------

Balance, December 31, 2000                    2,395,158       12,320       11,876           217       24,413
Comprehensive income (Note 17):
  Net income                                                                4,037                      4,037    $    4,037
  Other comprehensive income, net of tax:
    Unrealized gains on available-for-sale
      investment securities                                                                 268          268           268
                                                                                                                ----------
        Total comprehensive income                                                                              $    4,305
                                                                                                                ==========

Cash dividends ($.26 per share)                                              (681)                      (681)
5% stock dividend                               120,531        1,935       (1,935)
Fractional shares redeemed                                                     (7)                        (7)
Stock options exercised                          26,566          265                                     247
Retirement of common stock (Note 12)            (22,538)        (353)                                   (335)
                                             ----------   ----------   ----------    ----------   ----------

Balance, December 31, 2001                    2,519,717       14,167       13,290           485       27,942

Comprehensive income (Note 17):
  Net income                                                                4,459                      4,459    $    4,459
  Other comprehensive income, net of tax:
    Unrealized gains on available-for-sale
      investment securities                                                                 819          819           819
                                                                                                                ----------
        Total comprehensive income                                                                              $    5,278
                                                                                                                ==========

Cash dividend ($.35 per share)                                               (914)                      (914)
5% stock dividend                               124,604        2,469       (2,469)
Fractional shares redeemed                                                     (8)                        (8)
Stock options exercised                          25,941          236                                     236
Retirement of common stock (Note 12)            (44,340)        (808)                                   (808)
                                             ----------   ----------   ----------    ----------   ----------

Balance, December 31, 2002                    2,625,922   $   16,064   $   14,358    $    1,304   $   31,726
                                             ==========   ==========   ==========    ==========   ==========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                             AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF CASH FLOWS

                       For the Years Ended December 31, 2002, 2001 and 2000
                                      (Dollars in thousands)


                                                                     2002        2001        2000
                                                                   --------    --------    --------
Cash flows from operating activities:
  Net income                                                       $  4,459    $  4,037    $  3,546
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                               644         791         672
      Increase (decrease) in deferred loan and lease origination
        fees, net                                                       158        (173)        178
      Net gain on the sale of available-for-sale investment
        securities                                                                              (13)
      Depreciation and amortization                                     464         439         359
      Amortization (accretion) of investment security premiums
        and discounts, net                                              394         (46)       (251)
      (Reduction in) provision for accounts receivable servicing
        receivable losses                                               (27)         10          30
      Gain on sale of other real estate                                 (13)
      Deferred tax provision                                           (304)       (179)       (289)
      Decrease (increase) in accrued interest receivable and
        other assets                                                    679        (180)       (336)
      Increase (decrease) in accrued interest payable
        and other liabilities                                           611        (678)        503
                                                                   --------    --------    --------

          Net cash provided by operating activities                   7,065       4,021       4,399
                                                                   --------    --------    --------

Cash flows from investing activities:
  Proceeds from the sale of available-for-sale investment
    securities                                                          252       1,979          20
  Proceeds from called available-for-sale investment
    securities                                                          250       1,500
  Proceeds from matured available-for-sale investment
    securities                                                       10,880       9,020      22,500
  Proceeds from called held-to-maturity investment
    securities                                                                                  155
  Proceeds from matured held-to-maturity investment
    securities                                                                    2,050       2,365
  Purchases of available-for-sale investment securities             (39,112)    (13,203)    (14,745)
  Purchases of held-to-maturity investment securities                (4,249)     (5,193)       (487)
  Proceeds from principal repayments for available-for-sale
    government guaranteed mortgage-backed securities                  2,399          92          65
  Proceeds from principal repayments for held-to-maturity
    government guaranteed mortgage-related securities                 5,050       3,378       1,918
  Net (increase) decrease in interest-bearing deposits in banks        (198)       (200)        780
  Net (increase )decrease in loans and leases                       (34,826)      5,023     (44,412)
  Net decrease (increase) in accounts receivable servicing
    receivables                                                       1,500         301      (1,128)
  Purchases of equipment                                               (222)       (629)       (799)
  Net (increase) decrease in FHLB and FRB stock                      (1,222)        (25)        554
  Proceeds from the sale of other real estate                            61
                                                                   --------    --------    --------

          Net cash (used in) provided by investing activities       (59,437)      4,093     (33,214)
                                                                   --------    --------    --------


                                   (Continued)

                             AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Continued)
                       For the Years Ended December 31, 2002, 2001 and 2000
                                      (Dollars in thousands)


                                                                     2002        2001        2000
                                                                   --------    --------    --------
Cash flows from financing activities:
  Net increase in demand, interest-bearing and savings
    deposits                                                       $ 24,691    $  7,764    $ 18,174
  Net (decrease) increase in time deposits                           (3,783)      7,812      (1,939)
  Repayment of long-term debt                                           (47)        (45)        (41)
  Increase (decrease) in short-term borrowings                       30,550     (15,990)     14,990
  Exercise of stock options                                             236         247         286
  Cash paid to repurchase common stock                                 (808)       (335)
  Payment of cash dividends                                            (716)       (640)       (438)
  Cash paid for fractional shares in connection with stock
    dividends                                                            (8)         (7)         (6)
                                                                   --------    --------    --------

          Net cash provided by (used in) financing activities        50,115      (1,194)     31,026
                                                                   --------    --------    --------

          (Decrease) increase in cash and cash
            equivalents                                              (2,257)      6,920       2,211

Cash and cash equivalents at beginning of year                       28,156      21,236      19,025
                                                                   --------    --------    --------

Cash and cash equivalents at end of year                           $ 25,899    $ 28,156    $ 21,236
                                                                   ========    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest expense                                               $  3,473    $  6,299    $  7,599
    Income taxes                                                   $  2,753    $  2,954    $  2,279

Non-cash investing activities:
  Net change in unrealized gain on available-for-sale
    investment securities                                          $  1,353    $    446    $    824
  Transfer of corporate debt securities from the held-to-
    maturity category to the available-for-sale category                       $  3,089
  Other real estate acquired                                       $     48

Non-cash financing activities:
  Dividends declared and unpaid                                    $    551    $    353    $    312


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

         On October 25, 2000, the Company completed a merger with NCB by exchanging 486,685 shares of its common stock (after adjustment for fractional shares) for all of the common stock of NCB. Each share of NCB was exchanged for .9644 of a share of the Company. In addition, NCB stock options were converted at the same exchange ratio into options to purchase 154,278 shares of the Company's common stock. The business combination was accounted for on a pooling-of-interests basis. NCB's net income for the period ended October 25, 2000 (unaudited) was $420,000. NCB is a national banking association, organized in 1990 with its headquarters in Santa Rosa, California. NCB operates three full service banking offices within its primary service areas of Sonoma County, in the cities of Healdsburg, Santa Rosa and Windsor. NCB's primary business is serving the business and commercial banking needs of small to mid-sized businesses within Sonoma, Napa, Marin and Mendocino counties.

         The deposits of both ARB and NCB are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable legal limits. Neither bank offers trust services or international banking services and does not plan to do so in the near future.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General
         -------

         The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

         Reclassifications
         -----------------

         Certain reclassifications have been made to prior years' balances to conform to classifications used in 2002.

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

         Cash Equivalents
         ----------------

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loan Sales and Servicing
         ------------------------

         Included in the portfolio are Small Business Administration (SBA) and Farmer Mac guaranteed loans that may be sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date that the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. However, there were no sales of loans subject to these recourse provisions at December 31, 2002, 2001 and 2000. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2002 and 2001.

         SBA and Farmer Mac loans with unpaid balances of $3,970,000 and $4,129,000 were being serviced for others as of December 31, 2002 and 2001, respectively. The Company also serviced loans that are participated with other financial institutions totaling $8,102,000, and $7,316,000 as of December 31, 2002 and 2001, respectively. In addition, the Company serviced loans originated by others totaling $27,732,000 as of December 31, 2001. The Company did not service any loans originated for others at December 31, 2002.

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

         Allowance for Loan and Lease Losses
         -----------------------------------

         The allowance for loan and lease losses is maintained to provide for possible losses related to impaired loans and leases and other losses on loans and leases identified by management as doubtful, substandard and special mention, as well as losses that can be expected to occur in the normal course of business related to currently performing loans and leases. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan and lease portfolio including concentrations, types of lending, specifically identified problem loans and leases, inherent risk of loss in the portfolio taken as a whole and economic conditions in the Company's service areas.

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Allowance for Loan and Lease Losses (Continued)
         -----------------------------------

         The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan and lease losses at December 31, 2002 and 2001, respectively, reflect management's estimate of possible losses in the portfolio.

         Other Real Estate
         -----------------

         Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. There was no other real estate held by the Company at December 31, 2002 and 2001.

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

         The Company accounts for income taxes using the liability or balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation
         ------------------------

         At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                     Year Ended December 31,
                                                               -----------------------------------

                                                                 2002         2001         2000
                                                               ---------    ---------    ---------
                                                                  (Dollars in thousands, except
                                                                         per share data)

         Net income, as reported                               $   4,459    $   4,037    $   3,546
         Deduct: Total stock-based employee compensation
           expense determined under the fair value based
           method for all awards, net of related tax effects        (174)        (126)        (189)
                                                               ---------    ---------    ---------

         Pro forma net income                                  $   4,285    $   3,911    $   3,357
                                                               =========    =========    =========

         Basic earnings per share - as reported                $    1.69    $    1.52    $    1.35
         Basic earnings per share - pro forma                  $    1.62    $    1.47    $    1.28

         Diluted earnings per share - as reported              $    1.57    $    1.43    $    1.29
         Diluted earnings per share - pro forma                $    1.52    $    1.38    $    1.22


         The fair value of each option is estimated on the date of grant using an option-pricing model. No options were granted for the years ended December 31, 2002, 2001 and 2000.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Impact of New Financial Accounting Standards
         --------------------------------------------

         In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement, which addresses financial accounting and reporting matters for the acquisition of all or part of a financial institution, applies to all such transactions except those between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and related interpretations. This Statement requires a financial institution to apply SFAS No. 144 and evaluate long-term customer relationship intangible assets (core deposit intangible) for impairment. Under SFAS No. 72, a financial institution may have recorded an unidentifiable intangible asset arising from a business combination. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this Statement and any amortization amounts that were incurred after the adoption of SFAS No. 142 must be reversed. Reclassified goodwill would then be measured for impairment under the provisions of SFAS No. 142. Provisions of this statement are applicable on or after October 1, 2002. In management's opinion, the adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the Statement are included in these consolidated financial statements. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.       INVESTMENT SECURITIES

         The amortized cost and estimated market value of investment securities at December 31, 2002 and 2001 consisted of the following (dollars in thousands):

         Available-for-Sale:
         -------------------

                                                            2002
                                        ---------------------------------------------
                                                      Gross       Gross     Estimated
                                        Amortized   Unrealized  Unrealized    Market
                                           Cost       Gains       Losses      Value
                                        ---------   ---------   ---------   ---------

         U.S. Government agencies       $  19,735   $     832               $  20,567
         U.S. Government guaranteed
           mortgage-backed securities      28,792         490   $      (2)     29,280
         Obligations of states and
           political subdivisions           9,822         786                  10,608
         Corporate debt securities          1,045          25                   1,070
         Corporate stock                      333          19          (1)        351
                                        ---------   ---------   ---------   ---------

                                        $  59,727   $   2,152   $      (3)  $  61,876
                                        =========   =========   =========   =========

         Net unrealized gains on available-for-sale investment securities totaling $2,149,000 were recorded, net of $845,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2002. Proceeds from the sale of available-for-sale investment securities for the year ended December 31, 2002 totaled $252,000. No gains or losses were recognized.

                                                            2001
                                        ---------------------------------------------
                                                      Gross       Gross     Estimated
                                        Amortized   Unrealized  Unrealized    Market
                                           Cost       Gains       Losses      Value
                                        ---------   ---------   ---------   ---------

         U.S. Government agencies       $  18,050   $     465   $     (12)  $  18,503
         U.S. Government guaranteed
           mortgage-backed securities       1,108           2          (6)      1,104
         Obligations of states and
           political subdivisions           9,624         343         (27)      9,940
         Corporate debt securities          2,309          30         (10)      2,329
         Corporate stock                      583          20          (9)        594
         Commercial paper                   2,993                               2,993
                                        ---------   ---------   ---------   ---------

                                        $  34,667   $     860   $     (64)  $  35,463
                                        =========   =========   =========   =========

         Net unrealized gains on available-for-sale investment securities totaling $796,000 were recorded, net of $311,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2001. Proceeds from the sale of available-for-sale investment securities for the year ended December 31, 2001 totaled $1,979,000. No gains or losses were recognized. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2000 totaled $20,000 and $13,000, respectively.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.       INVESTMENT SECURITIES (Continued)

         Held-to-Maturity:
         ----------------

                                                            2002
                                        ---------------------------------------------
                                                      Gross       Gross     Estimated
                                        Amortized   Unrealized  Unrealized    Market
                                           Cost       Gains       Losses      Value
                                        ---------   ---------   ---------   ---------

         Obligations of states and
           political subdivisions       $   1,333   $      37               $   1,370
         Government guaranteed
           mortgage-backed securities      10,852         170   $      (6)     11,016
                                        ---------   ---------   ---------   ---------

                                        $  12,185   $     207   $      (6)  $  12,386
                                        =========   =========   =========   =========


                                                            2001
                                        ---------------------------------------------
                                                      Gross       Gross     Estimated
                                        Amortized   Unrealized  Unrealized    Market
                                           Cost       Gains       Losses      Value
                                        ---------   ---------   ---------   ---------

         Obligations of states and
           political subdivisions       $   1,339   $      51               $   1,390
         Government guaranteed
           mortgage-backed securities      11,762         169   $     (95)     11,836
         SBA loan pools                         8                                   8
                                        ---------   ---------   ---------   ---------

                                        $  13,109   $     220   $     (95)  $  13,234
                                        =========   =========   =========   =========

         On January 1, 2001, all corporate debt securities were transferred from the held-to-maturity category to the available-for-sale category upon the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued by the Financial Accounting Standards Board. The amortized cost and market value of the transferred securities on the date of the transfer were $3,089,000 and $3,100,000, respectively. Accordingly, unrealized gains of $11,000 were recorded, net of $4,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity. There were no sales or other transfers of held-to-maturity investment securities for the years ended December 31, 2002, 2001 and 2000.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.       INVESTMENT SECURITIES (Continued)

         The amortized cost and estimated market value of investment securities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Available-for-Sale       Held-to-Maturity
                                              ---------------------   ---------------------
                                                          Estimated               Estimated
                                              Amortized     Market    Amortized     Market
                                                 Cost       Value        Cost       Value
                                              ---------   ---------   ---------   ---------
         (Dollars in thousands)
         Within one year                      $   5,833   $   5,941   $   1,133   $   1,159
         After one year through five years       16,734      17,615         200         211
         After five years through ten years       2,974       3,215
         After ten years                          5,061       5,474
                                              ---------   ---------   ---------   ---------

                                                 30,602      32,245       1,333       1,370

         Investment securities not due at
           a single maturity date:
             Government guaranteed
               mortgage-backed securities        28,792      29,280      10,852      11,016
             Corporate stock                        333         351
                                              ---------   ---------   ---------   ---------

                                              $  59,727   $  61,876   $  12,185   $  12,386
                                              =========   =========   =========   =========

         Investment securities with amortized cost totaling $35,005,000 and 10,654,000 and market value totaling $35,277,000 and $10,931,000 were pledged to secure treasury tax and loan accounts, State Treasury funds on deposit and short-term borrowing arrangements at December 31, 2002 and 2001, respectively.

4.       LOANS AND LEASES

         Outstanding loans and leases are summarized as follows (dollars in thousands):

                                                              December 31,
                                                         ----------------------

                                                            2002         2001
                                                         ---------    ---------

         Real estate - commercial                        $ 127,550    $ 100,158
         Real estate - construction                         32,385       30,821
         Real estate - residential                           1,661        3,119
         Commercial                                         49,231       43,619
         Lease financing receivable                          6,766        2,499
         Agriculture                                         8,824       10,251
         Consumer                                            6,371        7,598
                                                         ---------    ---------

                                                           232,788      198,065

         Deferred loan and lease origination fees, net        (583)        (425)
         Allowance for loan and lease losses                (3,197)      (2,614)
                                                         ---------    ---------

                                                         $ 229,008    $ 195,026
                                                         =========    =========

         Certain loans have been pledged to secure borrowing arrangements (see Notes 8 and 9).

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


4.       LOANS AND LEASES (Continued)

         Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

                                                    Year Ended December 31,
                                               --------------------------------

                                                 2002        2001        2000
                                               --------    --------    --------

         Balance, beginning of year            $  2,614    $  2,454    $  2,062
         Provision charged to operations            644         791         672
         Losses charged to allowance               (151)       (711)       (266)
         Amounts transferred to accounts
            receivable servicing receivables
            valuation reserve (Note 6)                                      (41)
         Recoveries                                  90          80          27
                                               --------    --------    --------

                  Balance, end of year         $  3,197    $  2,614    $  2,454
                                               ========    ========    ========

         At December 31, 2002 and 2001, nonaccrual loans and leases totaled $204,000 and $856,000, respectively. Interest foregone on nonaccrual loans for the years ended December 31, 2002, 2001 and 2000 was not material.

         The recorded investment in loans and leases that were considered to be impaired totaled $204,000 and $856,000 at December 31, 2002 and 2001, respectively. The related allowance for loan and lease losses for these loans and leases as determined under loan impairment standards at December 31, 2002 and 2001 was $51,000 and $263,000, respectively. The average recorded investment in impaired loans and leases for the years ended December 31, 2002, 2001 and 2000 was $472,000, $733,000 and
         $128,000, respectively. Interest income recognized on impaired loans and leases using a cash-basis method for the years ended December 31, 2002, 2001 and 2000 was not material.

         Salaries and employee benefits totaling $543,000, $483,000 and $530,000 have been deferred as loan and lease origination costs for the years ended December 31, 2002, 2001 and 2000, respectively.

5.       PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following (dollars in thousands):

                                                               December 31,
                                                           --------------------

                                                             2002        2001
                                                           --------    --------

         Land                                              $    149    $    149
         Building and improvements                              213         213
         Furniture, fixtures and equipment                    4,053       3,954
         Leasehold improvements                                 783         765
                                                           --------    --------

                                                              5,198       5,081
                  Less accumulated depreciation
                     and amortization                        (3,533)     (3,178)
                                                           --------    --------

                                                           $  1,665    $  1,903
                                                           ========    ========

         Depreciation and amortization included in occupancy and furniture and equipment expenses totaled $464,000, $439,000 and $359,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.       ACCOUNTS RECEIVABLE SERVICING RECEIVABLES

         The Company purchases existing accounts receivable on a discounted basis from selected borrowers and assumes the related billing and collection responsibilities. Accounts receivable servicing fees included in other income totaled $294,000, $459,000 and $430,000 for the years ended December 31, 2002, 2001 and 2000, respectively (see
         Note 14). The valuation allowance for these receivables is not significant.

7.       INTEREST-BEARING DEPOSITS

         Interest-bearing deposits consisted of the following (dollars in thousands):

                                                               December 31,
                                                         -----------------------

                                                           2002           2001
                                                         --------       --------

         Savings                                         $ 15,562       $ 12,951
         Money market                                      82,362         74,652
         NOW accounts                                      23,511         23,375
         Time, $100,000 or more                            46,363         44,897
         Other time                                        26,024         31,273
                                                         --------       --------

                                                         $193,822       $187,148
                                                         ========       ========

         Aggregate annual maturities of time deposits are as follows (dollars in thousands):

                  Year Ending
                  December 31,
                  ------------

                      2003                               $ 57,655
                      2004                                  8,379
                      2005                                  3,247
                      2006                                    675
                      2007                                  2,431
                                                         --------

                                                         $ 72,387
                                                         ========

         Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

                                                      Year Ended December 31,
                                                  ------------------------------

                                                    2002       2001       2000
                                                  --------   --------   --------

         Savings                                  $     51   $    166   $    297
         Money market                                  901      1,849      2,587
         NOW accounts                                   38        115        247
         Time, $100,000 or more                      1,022      1,917      2,318
         Other time                                  1,156      1,995      1,881
                                                  --------   --------   --------

                                                  $  3,168   $  6,042   $  7,330
                                                  ========   ========   ========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8.       SHORT-TERM BORROWING ARRANGEMENTS

         The Company has a total of $26,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with four of its correspondent banks. An advance totaling $6,550,000 was outstanding from one of its correspondent banks at December 31, 2002, bearing an interest rate of 1.75% and maturing on January 1, 2003. There were no borrowings outstanding under these arrangements at December 31, 2001.

         In addition, the Company has a line of credit available with the Federal Home Loan Bank which is secured by pledged mortgage loans (see
         Note 9) and investment securities (see Note 3). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $24,000,000 were outstanding from the Federal Home Loan Bank at December 31, 2002, bearing interest rates ranging from 1.57% to 1.87% and maturing between January 28, 2003 and October 30, 2003. There were no short-term borrowings outstanding under this line of credit at December 31, 2001.

         The Company has also been issued a total of $1,833,000 in letters of credit by the Federal Home Loan Bank which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2002 and management does not expect to draw upon these lines in the future.

9.       LONG-TERM DEBT

         The Company can borrow up to $7,716,000 from the Federal Home Loan Bank on either a short-term or long-term basis, secured by qualifying mortgage loans with unpaid balances of $18,034,000 at December 31, 2002. Long-term debt consisted of an advance from the Federal Home Loan Bank totaling $1,992,000 and $2,039,000 at December 31, 2002 and 2001,
         respectively, bearing a fixed interest rate of 6.13%, due in monthly installments of approximately $14,000, including principal and interest, with the final principal payment of $1,711,000 due December 21, 2007.

         Future minimum principal payments on long-term debt are as follows (dollars in thousands):

                  Year Ending
                  December 31,
                  ------------

                      2003                               $     50
                      2004                                     54
                      2005                                     57
                      2006                                     60
                      2007                                  1,771
                                                         --------

                                                         $  1,992
                                                         ========

10.      INCOME TAXES

         The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consisted of the following (dollars in thousands):

                                                Federal      State       Total
                                               --------    --------    --------
         2002
         ----

         Current                               $  2,388    $    820    $  3,208
         Deferred                                  (229)        (75)       (304)
                                               --------    --------    --------

                 Income tax expense            $  2,159    $    745    $  2,904
                                               ========    ========    ========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.      INCOME TAXES (Continued)

                                                Federal      State       Total
                                               --------    --------    --------
         2001
         ----

         Current                               $  2,000    $    791    $  2,791
         Deferred                                  (145)        (34)       (179)
                                               --------    --------    --------

                 Income tax expense            $  1,855    $    757    $  2,612
                                               ========    ========    ========

         2000
         ----

         Current                               $  1,854    $    656    $  2,510
         Deferred                                  (231)        (58)       (289)
                                               --------    --------    --------

                 Income tax expense            $  1,623    $    598    $  2,221
                                               ========    ========    ========

         Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

                                                                 December 31,
                                                              -----------------

                                                                2002      2001
                                                              -------   -------
         Deferred tax assets:
            Allowance for loan losses                         $ 1,207   $   940
            Future benefit of State tax deduction                 280       244
            Deferred compensation                                 175       152
            Other                                                  27        23
                                                              -------   -------

                  Total deferred tax assets                     1,689     1,359
                                                              -------   -------

         Deferred tax liabilities:
            Discount on purchased loans                           (21)      (31)
            Future liability of State deferred tax assets        (110)      (84)
            Unrealized gain on available-for-sale investment
               securities                                        (845)     (311)
            Federal Home Loan Bank stock dividends                (36)      (26)
                                                              -------   -------

                  Total deferred tax liabilities               (1,012)     (452)
                                                              -------   -------

                  Net deferred tax assets                     $   677   $   907
                                                              =======   =======

         The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34% to income before income taxes. The significant items comprising these differences consisted of the following:

                                                           Year Ended December 31,
                                                          -------------------------

                                                           2002      2001      2000
                                                          -----     -----     -----

         Federal income tax statutory rate                 34.0%     34.0%     34.0%
         State franchise tax, net of Federal tax effect     6.8%      7.0%      7.3%
         Tax benefit of interest on obligations of
           states and political subdivisions               (2.1)%    (2.2)%    (2.4)%
         Other                                               .7%       .5%      (.4)%
                                                          -----     -----     -----

              Total income tax expense                     39.4%     39.3%     38.5%
                                                          =====     =====     =====

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.      COMMITMENTS AND CONTINGENCIES

         Leases
         ------

         The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2009. Certain of the leases have five year renewal options. Two of the branch facilities are leased from members of the Company's Board of Directors (see Note 16).

         Future minimum lease payments are as follows (dollars in thousands):

                  Year Ending
                  December 31,
                  ------------

                      2003                               $    551
                      2004                                    562
                      2005                                    572
                      2006                                    547
                      2007                                    389
                   Thereafter                                 754
                                                         --------

                                                         $  3,375
                                                         ========

         Rental expense included in occupancy, furniture and equipment expense, net of related rental income, totaled $616,000, $631,000 and $564,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.      COMMITMENTS AND CONTINGENCIES (Continued)

         Financial Instruments With Off-Balance-Sheet Risk (Continued)
         -------------------------------------------------

         The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                                         December 31,
                                                                     -------------------

                                                                       2002       2001
                                                                     --------   --------

         Commitments to extend credit:
            Revolving lines of credit secured by
               1-4 family residences                                 $  2,431   $  2,430
            Commercial real estate, construction and land
               development commitments:
                  Secured by real estate                               18,281     15,553
                  Not secured by real estate                            1,821      2,157
            Credit card arrangements                                      460        383
            Other unused commitments, principally commercial loans     38,721     40,317
                                                                     --------   --------

                                                                     $ 61,714   $ 60,840
                                                                     ========   ========

         Letters of credit                                           $  3,668   $  3,776
                                                                     ========   ========

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

         In management's judgment, a concentration exists in real estate-related loans which represented approximately 70% and 69% of the Company's loan portfolio at December 31, 2002 and 2001, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.      COMMITMENTS AND CONTINGENCIES (Continued)

         Correspondent Banking Agreements
         --------------------------------

         The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $3,519,000 at December 31, 2002.

         Federal Reserve Requirements
         ----------------------------

         Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. Reserve balances held with the Federal Reserve Bank totaled $533,000 and $3,688,000 at December 31, 2002 and 2001, respectively.

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

12.      SHAREHOLDERS' EQUITY

         Earnings Per Share
         ------------------

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and amounts in thousands, except per share data):

                                                       Weighted
                                                       Average
                                                      Number of
                                              Net       Shares    Per-Share
                For the Year Ended           Income  Outstanding   Amount
         --------------------------------   --------   --------   --------

         December 31, 2002
         -----------------

         Basic earnings per share           $  4,459      2,634   $   1.69
                                                                  ========

         Effect of dilutive stock options                   199
                                            --------   --------

         Diluted earnings per share         $  4,459      2,833   $   1.57
                                            ========   ========   ========

         December 31, 2001
         -----------------

         Basic earnings per share           $  4,037      2,662   $   1.52
                                                                  ========

         Effect of dilutive stock options                   169
                                            --------   --------

         Diluted earnings per share         $  4,037      2,831   $   1.43
                                            ========   ========   ========

         December 31, 2000
         -----------------

         Basic earnings per share           $  3,546      2,620   $   1.35
                                                                  ========

         Effect of dilutive stock options                   135
                                            --------   --------

         Diluted earnings per share         $  3,546      2,755   $   1.29
                                            ========   ========   ========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


12.      SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans
         ------------------

         In 2000 and 1995, the Board of Directors adopted stock option plans under which options may be granted to employees and directors under incentive and nonstatutory agreements. At December 31, 2002, grants outstanding combined with shares available for future grants totaled 730,864 shares under these plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The purchase price of exercised options is payable in full in cash or shares of the Company's common stock owned by the optionee at the time the option is exercised. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Options vest ratably over a five year period. Outstanding options under the 1995 plan are exercisable until their expiration; however, no new options will be granted under this plan.

         A summary of the combined activity within the plans follows:

                                          2002                  2001                  2000
                                  -------------------   -------------------   -------------------

                                             Weighted              Weighted              Weighted
                                              Average               Average               Average
                                             Exercise              Exercise              Exercise
                                   Shares      Price     Shares      Price     Shares      Price
                                  --------   --------   --------   --------   --------   --------
         Options outstanding,
           beginning of year       443,198   $   7.50    488,544   $   7.54    549,539   $   7.77

           Options granted
           Options exercised       (26,753)  $   6.87    (27,894)  $   6.72    (38,970)  $   6.40
           Options canceled                              (17,452)  $  15.35    (22,025)  $  14.62
                                  --------              --------              --------

         Options outstanding,
           end of year             416,445   $   7.47    443,198   $   7.50    488,544   $   7.54
                                  ========              ========              ========

         Options exercisable,
           end of year             391,516   $   7.21    374,004   $   6.91    345,297   $   6.52
                                  ========              ========              ========

         A summary of options outstanding at December 31, 2002 follows:

                                       Number of      Weighted       Number of
                                        Options        Average        Options
                                      Outstanding     Remaining     Exercisable
                                      December 31,   Contractual    December 31,
         Range of Exercise Prices         2002           Life           2002
         ------------------------     ------------   ------------   ------------

         $   5.02                           40,256      3.8 years         40,256
         $   5.22                          180,911      2.6 years        180,911
         $   5.56                            6,970      1.2 years          6,970
         $   6.85                            6,610      3.0 years          6,610
         $   7.84                           44,107      7.0 years         34,055
         $   8.30                           47,596      5.7 years         47,596
         $   9.20                           28,141      4.4 years         28,141
         $  13.28                           11,576      6.9 years          6,946
         $  13.58                            9,116      6.0 years          7,293
         $  14.63                           41,162      5.7 years         32,738
                                      ------------                  ------------

                                           416,445                       391,516
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

13.      REGULATORY MATTERS

         Dividends
         ---------

         Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. Under applicable Federal laws, the Office of the Comptroller of the Currency (the "OCC") restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period. In addition, the California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2002, the subsidiaries had $10,013,000 in retained earnings available for dividend payments to the Company.

         Regulatory Capital
         ------------------

         The Company and its banking subsidiaries are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System, the OCC and FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its banking subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and its banking subsidiaries met all their capital adequacy requirements as of December 31, 2002 and 2001.

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

                                                                              December 31,
                                                                  -----------------------------------

                                                                        2002               2001
                                                                  ----------------   ----------------

                                                                   Amount    Ratio    Amount    Ratio
                                                                  --------   -----   --------   -----
                                                                         (dollars in thousands)
         Leverage Ratio
         --------------

         American River Holdings and Subsidiaries                 $ 30,350    9.8%   $ 27,380    9.8%
         Minimum regulatory requirement                           $ 12,328    4.0%   $ 11,139    4.0%

         American River Bank                                      $ 24,986   10.0%   $ 22,226   10.0%
         Minimum requirement for "Well-Capitalized" institution   $ 12,521    5.0%   $ 11,080    5.0%
         Minimum regulatory requirement                           $ 10,017    4.0%   $  8,864    4.0%

         North Coast Bank                                         $  5,168    9.0%   $  4,843    8.6%
         Minimum requirement for "Well-Capitalized" institution   $  2,861    5.0%   $  2,832    5.0%
         Minimum regulatory requirement                           $  2,289    4.0%   $  2,265    4.0%

         Tier 1 Risk-Based Capital Ratio
         -------------------------------

         American River Holdings and Subsidiaries                 $ 30,350   11.8%   $ 27,380   12.4%
         Minimum regulatory requirement                           $ 10,284    4.0%   $  8,827    4.0%

         American River Bank                                      $ 24,986   11.8%   $ 22,226   12.5%
         Minimum requirement for "Well-Capitalized" institution   $ 12,701    6.0%   $ 10,677    6.0%
         Minimum regulatory requirement                           $  8,467    4.0%   $  7,118    4.0%

         North Coast Bank                                         $  5,168   11.2%   $  4,843   11.5%
         Minimum requirement for "Well-Capitalized" institution   $  2,773    6.0%   $  2,535    6.0%
         Minimum regulatory requirement                           $  1,849    4.0%   $  1,690    4.0%

         Total Risk-Based Capital Ratio
         ------------------------------

         American River Holdings and Subsidiaries                 $ 33,547   13.0%   $ 29,994   13.6%
         Minimum regulatory requirement                           $ 20,568    8.0%   $ 17,653    8.0%

         American River Bank                                      $ 27,555   13.0%   $ 24,298   13.7%
         Minimum requirement for "Well-Capitalized" institution   $ 21,169   10.0%   $ 17,795   10.0%
         Minimum regulatory requirement                           $ 16,935    8.0%   $ 14,236    8.0%

         North Coast Bank                                         $  5,746   12.4%   $  5,371   12.7%
         Minimum requirement for "Well-Capitalized" institution   $  4,627   10.0%   $  4,225   10.0%
         Minimum regulatory requirement                           $  3,702    8.0%   $  3,380    8.0%

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


14.      OTHER NONINTEREST INCOME AND EXPENSE

         Other noninterest income consisted of the following (dollars in thousands):

                                                           Year Ended December 31,
                                                       ------------------------------

                                                         2002       2001       2000
                                                       --------   --------   --------

         Accounts receivable servicing fees (Note 6)   $    294   $    459   $    430
         Merchant fee income                                344        277        202
         Income from residential lending division           278        274        142
         Fees from lease brokerage services                 459        264        177
         Financial services income                           71         90        203
         Other                                              314        439        414
                                                       --------   --------   --------

                                                       $  1,760   $  1,803   $  1,568
                                                       ========   ========   ========

         Noninterest expense consisted of the following (dollars in thousands):

                                                           Year Ended December 31,
                                                       ------------------------------

                                                         2002       2001       2000
                                                       --------   --------   --------

         Professional fees                             $    262   $    411   $    296
         Outsourced item processing                         359        385        358
         Telephone and postage                              278        313        268
         Advertising and promotion                          200        275        295
         Stationery and supplies                            212        203        185
         Directors' compensation                            248        209        175
         Merger, NASDAQ listing and SEC
            registration expenses                                                 693
         Other operating expenses                           775        998        880
                                                       --------   --------   --------

                                                       $  2,334   $  2,794   $  3,150
                                                       ========   ========   ========

15.      EMPLOYEE BENEFIT PLANS

         American River Holdings 401(k) Plan
         -----------------------------------

         The American River Holdings 401(k) Plan commenced January 1, 1993 and is available to all employees. Under the plan, the Company will match 50% of each participants' contribution up to a maximum of 6% of their annual compensation. Employer contributions vest at a rate of 20% per year over a five year period and totaled $109,000, $111,000 and $77,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.      EMPLOYEE BENEFIT PLANS (Continued)

         American River Holdings Deferred Compensation Plan
         --------------------------------------------------

         The Company has established a Deferred Compensation Plan for certain members of the management group and a Deferred Fee Agreement for Directors for the purpose of providing the opportunity to participants to defer compensation. Participants of the management group, who are selected by a Committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and funds the interest earned on participant deferrals at a rate based on U.S. Government Treasury rates. Deferred compensation, including interest earned, totaled $437,000, $351,000 and $195,000 at December 31, 2002, 2001 and 2000,
         respectively.

16.      RELATED PARTY TRANSACTIONS

         During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2002 (dollars in thousands):

         Balance, January 1, 2002                                       $  3,789

            Disbursements                                                    493
            Amounts repaid                                                   190
                                                                        --------

         Balance, December 31, 2002                                     $  4,092
                                                                        ========

         Undisbursed commitments to related parties,
            December 31, 2002                                           $    819
                                                                        ========

         The Company also leases two branch facilities from members of the Company's Board of Directors. Rental payments to the Directors totaled $106,000, $105,000 and $105,000 for the years ended December 31, 2002,
         2001 and 2000, respectively.

17.      COMPREHENSIVE INCOME

         Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income. Total comprehensive income and the components of accumulated other comprehensive income or loss are presented in the Statement of Changes in Shareholders' Equity.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


17.      COMPREHENSIVE INCOME (Continued)

         At December 31, 2002, 2001 and 2000, the Company held securities classified as available-for-sale which had unrealized gains as follows (dollars in thousands):

                                                      Before       Tax        After
                                                        Tax      Expense       Tax
                                                     --------   --------    --------

         For the Year Ended December 31, 2002
         ------------------------------------

         Other comprehensive income:
             Unrealized holding gains                $  1,353   $   (534)   $    819
                                                     ========   ========    ========

         For the Year Ended December 31, 2001
         ------------------------------------

         Other comprehensive income:
             Unrealized holding gains                $    446   $   (178)   $    268
                                                     ========   ========    ========

         For the Year Ended December 31, 2000
         ------------------------------------

         Other comprehensive income:
             Unrealized holding gains                $    837   $   (318)   $    519
             Less: reclassification adjustment for
                 net gains included in net income          13         (5)          8
                                                     --------   --------    --------

                     Total other comprehensive
                         income                      $    824   $   (313)   $    511
                                                     ========   ========    ========

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

         The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2002 and 2001:

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

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                     December 31, 2002     December 31, 2001
                                                    -------------------   -------------------

                                                    Carrying     Fair     Carrying     Fair
                                                     Amount      Value     Amount      Value
                                                    --------   --------   --------   --------

         Financial assets:
           Cash and due from banks                  $ 25,899   $ 25,899   $ 20,342   $ 20,342
           Federal funds sold                                                7,814      7,814
           Interest-bearing deposits in banks          5,938      5,988      5,740      5,790
           Investment securities                      74,061     74,262     48,572     48,697
           Loans and leases                          229,008    229,904    195,026    197,947
           FHLB and FRB stock                          1,562      1,562        340        340
           Accounts receivable servicing
             receivables                               1,396      1,396      2,869      2,869
           Accrued interest receivable                 1,486      1,486      1,468      1,468

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


18.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                     December 31, 2002     December 31, 2001
                                                    -------------------   -------------------

                                                    Carrying     Fair     Carrying     Fair
                                                     Amount      Value     Amount      Value
                                                    --------   --------   --------   --------

         Financial liabilities:
           Deposits                                 $275,796   $276,238   $254,888   $255,983
           Short-term debt                            30,550     30,550
           Long-term debt                              1,992      2,089      2,039      2,129
           Accrued interest payable                      303        303        264        264

         Off-balance-sheet financial instruments:
           Commitments to extend credit             $ 61,714   $ 61,714   $ 60,840   $ 60,840
           Letters of credit                           3,668      3,668      3,776      3,776

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


19.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                                  BALANCE SHEET

                           December 31, 2002 and 2001
                             (Dollars in thousands)


                                                             2002         2001
                                                          ---------    ---------

                           ASSETS

         Cash and due from banks                          $     342    $     470
         Investment in subsidiaries                          31,684       27,695
         Dividends receivable from subsidiaries                 851          355
         Other assets                                           126           91
                                                          ---------    ---------

                                                          $  33,003    $  28,611
                                                          =========    =========

                       LIABILITIES AND
                    SHAREHOLDERS' EQUITY

         Liabilities:
             Dividends payable to shareholders            $     551    $     353
             Other liabilities                                  726          316
                                                          ---------    ---------

                     Total liabilities                        1,277          669
                                                          ---------    ---------

         Shareholders' equity:
             Common stock                                    16,064       14,167
             Retained earnings                               14,358       13,290
             Accumulated other comprehensive income           1,304          485
                                                          ---------    ---------

                     Total shareholders' equity              31,726       27,942
                                                          ---------    ---------

                                                          $  33,003    $  28,611
                                                          =========    =========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


19.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                                   STATEMENT OF INCOME

                  For the Years Ended December 31, 2002, 2001 and 2000
                                 (Dollars in thousands)


                                                             2002       2001       2000
                                                           --------   --------   --------

         Income:
           Dividends declared by subsidiaries -
             eliminated in consolidation                   $  1,815   $  1,282   $    887
           Management fee from subsidiaries - eliminated
             in consolidation                                 1,242      1,199
                                                           --------   --------   --------

               Total income                                   3,057      2,481        887
                                                           --------   --------   --------

         Expenses:
           Salaries and employee benefits                     1,437      1,228        221
           Professional fees                                     72        100         26
           Directors' compensation                              176        144         62
           Merger, NASDAQ and SEC registration
             expenses                                                                 460
           Other expenses                                       393        315         42
                                                           --------   --------   --------

               Total expenses                                 2,078      1,787        811
                                                           --------   --------   --------

               Income before equity in undistributed
                 income of subsidiaries                         979        694         76
         Equity in undistributed income of subsidiaries       3,169      3,115      3,158
                                                           --------   --------   --------

               Income before income taxes                     4,148      3,809      3,234

         Income tax benefit                                     311        228        312
                                                           --------   --------   --------

               Net income                                  $  4,459   $  4,037   $  3,546
                                                           ========   ========   ========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


19.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                                   STATEMENT OF CASH FLOWS

                    For the Years Ended December 31, 2002, 2001 and 2000
                                   (Dollars in thousands)

                                                               2002        2001        2000
                                                             --------    --------    --------

         Cash flows from operating activities:
           Net income                                        $  4,459    $  4,037    $  3,546
           Adjustments to reconcile net income to net
             cash provided by operating activities:
               Undistributed earnings of subsidiaries          (3,169)     (3,115)     (3,255)
               Increase in other assets                          (532)       (239)         (1)
               Increase in other liabilities                      410         186         156
                                                             --------    --------    --------

                 Net cash provided by operating activities      1,168         869         446
                                                             --------    --------    --------

         Cash flows from financing activities:
           Cash dividends paid                                   (716)       (641)       (438)
           Exercise of stock options                              236         247           8
           Cash paid to repurchase common stock                  (808)       (335)
           Cash paid for fractional shares in connection
             with stock dividends                                  (8)         (7)         (6)
                                                             --------    --------    --------

                 Net cash used in financing activities         (1,296)       (736)       (436)
                                                             --------    --------    --------

                 Net (decrease) increase in cash and cash
                   equivalents                                   (128)        133          10

         Cash and cash equivalents at beginning of year           470         337         327
                                                             --------    --------    --------

         Cash and cash equivalents at end of year            $    342    $    470    $    337
                                                             ========    ========    ========


         Supplemental disclosures of cash flow
           information:

         Non-cash investing activities:
           Net change in unrealized gain on available-
             for-sale investment securities                  $  1,353    $    446    $    824

         Non-cash financing activities:
           Dividends declared and unpaid                     $    551    $    353    $    312

Selected Quarterly Information (Unaudited)
---------------------------------------------------------------------------------------------------
(In thousands, except per share and price range of common stock)
---------------------------------------------------------------------------------------------------

                                       March 31,       June 30,      September 30,   December 31,
---------------------------------------------------------------------------------------------------
              2002

Interest income                          $  4,465        $  4,486        $  4,732        $  4,902
Net interest income                         3,583           3,623           3,820           4,047
Provision for loan and lease loss             148             186             160             150
Noninterest income                            492             552             619             660
Noninterest expense                         2,344           2,288           2,285           2,472
Income before taxes                         1,583           1,701           1,994           2,085
Net income                                    961           1,027           1,200           1,271
-------------------------------------------------------------------------------------------------

Basic earnings per share                 $    .36        $    .39        $    .46        $    .48
Diluted earnings per share                    .34             .36             .42             .45
Cash dividends per share                       --             .14              --             .21
-------------------------------------------------------------------------------------------------
Price range, common stock            $14.95-18.33    $17.81-20.22    $17.38-20.17    $16.75-23.83
-------------------------------------------------------------------------------------------------

              2001

Interest income                          $  5,783        $  5,317        $  5,055        $  4,688
Net interest income                         3,687           3,629           3,649           3,612
Provision for loan and lease loss             194             187             192             218
Noninterest income                            579             556             656             574
Noninterest expense                         2,380           2,500           2,267           2,355
Income before taxes                         1,692           1,498           1,846           1,613
Net income                                  1,024             901           1,111           1,001
-------------------------------------------------------------------------------------------------

Basic earnings per share                 $    .38        $    .34        $    .42        $    .38
Diluted earnings per share                    .36             .33             .39             .35
Cash dividends per share                       --             .13              --             .13
-------------------------------------------------------------------------------------------------
Price range, common stock            $12.81-14.51    $13.33-15.19    $11.56-17.69    $13.23-15.90
=================================================================================================

The earnings per share and price range have been adjusted for 5% stock dividends in 2002 and 2001.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2002. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2002, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. Executive Compensation.

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. Controls and Procedures

         Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Management of the Company is responsible for establishing and maintaining internal controls. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control policies and procedures. Because of inherent limitations in any internal controls, errors or irregularities may nevertheless occur and not be detected. Also, projection of any evaluation of internal controls to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

         Both Disclosure Controls and Internal Controls have limitations, with regards to the cost and benefit of the system, human error, collusion or complete disregard for the systems by employees. No matter how well designed and managed, there is no assurance that these controls and procedures will prevent all error or fraud.

         Based upon an evaluation made within 90 days prior to the date of this report, the Company's CEO and CFO have concluded that, subject to the limitations described above, the Company's disclosure controls and procedures (as defined in Exchange Act Rule13a--14(c)) are adequate and effective in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


PART IV

ITEM 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

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

         (10.26) Lease agreement and addenda between Windsor Oaks National Bank (predecessor to North Coast bank, N.A.) and Hotel St. Paul Partnership, each dated April 30, 1992, related to 8733 Lakewood Drive, Windsor, California. **

         (10.27) Lease agreement and addenda between North Coast bank, N.A. and Rosario LLC, each dated September 1, 1998, related to 50 Santa Rosa Avenue, Santa Rosa, California. **

         (14.1)   American River Holdings Code of Ethical Conduct

         (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. and First Source Capital.

         (23.1)   Consent of Perry-Smith LLP

         (99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *Denotes management contracts, compensatory plans or arrangements.

         **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

   (b)   Reports on Form 8-K

         On October 15, 2002, the Company filed a Report on Form 8-K announcing its financial results for the third quarter of 2002.

         On December 19, 2002, the Company filed a Report on Form 8-K announcing a $.21 per share cash dividend.

         An Annual Report for the fiscal year ended December 31, 2002 and Notice of Annual Meeting and Proxy Statement for the Company's 2003 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN RIVER HOLDINGS



March 19, 2003                         By: /s/ DAVID T. TABER
--------------                             ------------------
                                           David T. Taber
                                           Chief Executive Officer
                                           (Principal Executive Officer)


March 19, 2003                         By: /s/ MITCHELL A. DERENZO
--------------                             -----------------------
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

           Signature                             Title                    Date

/s/ CHARLES D. FITE                     Director, Chairman               3/19/03
------------------------------
Charles D. Fite

/s/ ROGER J. TAYLOR                     Director, Vice Chairman          3/19/03
------------------------------
Roger J. Taylor

/s/ M. EDGAR DEAS                       Director                         3/17/03
------------------------------
M. Edgar Deas

/s/ SAM J. GALLINA                      Director                         3/19/03
------------------------------
Sam J. Gallina

/s/ WAYNE C. MATTHEWS                   Director                         3/19/03
------------------------------
Wayne C. Matthews

/s/ DAVID T. TABER                      Director                         3/19/03
------------------------------
David T. Taber

/s/ MARJORIE G. TAYLOR                  Director                         3/19/03
------------------------------
Marjorie G. Taylor

/s/ STEPHEN H. WAKS                     Director                         3/19/03
------------------------------
Stephen H. Waks

/s/ LARRY L. WASEM                      Director                         3/19/03
------------------------------
Larry L. Wasem

/s/ WILLIAM L. YOUNG                    Director                         3/19/03
------------------------------
William L. Young

/s/ MICHAEL A. ZIEGLER                  Director                         3/19/03
------------------------------
Michael A. Ziegler

       Certifications under Section 302 of the Sarbanes-Oxley Act of 2002



         I, David T. Taber, certify that:

         1. I have reviewed this annual report on Form 10-K of American River Holdings;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: March 19, 2003
         --------------------

         By: /s/DAVID T. TABER
         ---------------------

         President and Chief Executive Officer

         I, Mitchell A. Derenzo, certify that:

         1. I have reviewed this annual report on Form 10-K of American River Holdings;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: March 19, 2003
         --------------------

         By: /s/MITCHELL A. DERENZO
         --------------------------

         Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                         Description                          Page
--------------------------------------------------------------------------------

     14.1         American River Holdings Code of Processional Ethics        80

     23.1         Consent of Perry-Smith LLP                                 81

     99.1         Certification of American River Holdings pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.             82