Form 10-Q
period 2003-03-31
AMERICAN RIVER HOLDINGS
filed 2003-05-13
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended         March 31, 2003
                                                 --------------

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

Yes [X]      No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 2,652,831 shares outstanding at May 8, 2003.



                                  Page 1 of 33
                 The Index to the Exhibits is located at Page 31

                            PART 1-FINANCIAL INFORMATION
                            Item 1. FINANCIAL STATEMENTS

                               AMERICAN RIVER HOLDINGS
                       CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except number of shares)

                                                             March 31,   December 31,
                                                               2003          2002
                                                             --------      --------
ASSETS

Cash and due from banks                                      $ 22,410      $ 25,899
Federal funds sold                                                 --            --
Interest-bearing deposits in banks                              5,343         5,938
Investment securities:
  Available-for-sale, amortized cost: 2003--$59,859;
    2002--$59,727)                                             57,879        61,876
  Held-to-maturity (market value: 2003--$13,768; 2002--
    $12,386)                                                   13,643        12,185
Loans and leases, less allowance for loan and lease
  losses of $3,431 at March 31, 2003 and $3,197 at
  December 31, 2002                                           250,111       229,008
Premises and equipment, net                                     1,584         1,665
FHLB and FRB stock                                              1,581         1,562
Accounts receivable servicing receivables, net                  1,346         1,396
Accrued interest receivable and other assets                    3,630         3,034
                                                             --------      --------
                                                             $357,527      $342,563
                                                             ========      ========

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                        $ 80,648      $ 81,974
  Interest bearing                                            202,023       193,822
                                                             --------      --------
        Total deposits                                        282,671       275,796

Short-term borrowed funds                                      38,100        30,550
Long-term debt                                                  1,980         1,992
Accrued interest payable and other liabilities                  1,887         2,499
                                                             --------      --------

        Total liabilities                                     324,638       310,837
                                                             --------      --------

Commitments and contingencies (Note 2)
Shareholders' equity:
  Common stock - no par value; 20,000,000 shares
    authorized; issued and outstanding - 2,652,831
    shares at March 31, 2003 and 2,625,922 at
    December 31, 2002                                          16,283        16,064
  Retained earnings                                            15,407        14,358
  Accumulated other comprehensive income (Note 4)               1,199         1,304
                                                             --------      --------

        Total shareholders' equity                             32,889        31,726
                                                             --------      --------
                                                             $357,527      $342,563
                                                             ========      ========


See notes to Unaudited Consolidated Financial Statements

                                 AMERICAN RIVER HOLDINGS
                            CONSOLIDATED STATEMENT OF INCOME
                                       (Unaudited)

(In thousands, except per share data)
For the three month periods ended March 31,
                                                                        2003       2002
                                                                      --------   --------
Interest income:
   Interest and fees on loans                                         $  3,981   $  3,758
   Interest on Federal funds sold                                            1         13
   Interest on deposits in banks                                            56         73
   Interest and dividends on investment securities:
      Taxable                                                              652        500
      Exempt from Federal income taxes                                     116        114
      Dividends                                                              4          7
                                                                      --------   --------
         Total interest income                                           4,810      4,465
                                                                      --------   --------
Interest expense:
   Interest on deposits                                                    594        846
   Interest on short-term borrowings                                       129          5
   Interest on long-term debt                                               30         31
                                                                      --------   --------
         Total interest expense                                            753        882
                                                                      --------   --------

         Net interest income                                             4,057      3,583

Provision for loan and lease losses                                        189        148
                                                                      --------   --------
      Net interest income after provision for loan and lease losses      3,868      3,435
                                                                      --------   --------

Noninterest income                                                         526        492
                                                                      --------   --------

Noninterest expense:
   Salaries and employee benefits                                        1,667      1,361
   Occupancy                                                               205        204
   Furniture and equipment                                                 156        143
   Other expense                                                           631        636
                                                                      --------   --------
         Total noninterest expense                                       2,659      2,344
                                                                      --------   --------

         Income before income taxes                                      1,735      1,583

Income taxes                                                               686        622
                                                                      --------   --------

         Net income                                                   $  1,049   $    961
                                                                      ========   ========

Basic earnings per share (Note 3)                                     $    .40   $    .36
                                                                      ========   ========
Diluted earnings per share (Note 3)                                   $    .37   $    .34
                                                                      ========   ========


See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares) (Unaudited)

                                                    Common Stock                         Accumulated
                                             -------------------------                      Other
                                                                            Retained    Comprehensive   Shareholders'  Comprehensive
                                               Shares         Amount        Earnings     Income(Loss)      Equity         Income
                                             ----------     ----------     ----------     ----------     ----------     ----------
Balance, January 1, 2002                      2,519,717         14,167         13,290            485         27,942
Comprehensive income (Note 4):
  Net income                                                                    4,459                         4,459     $    4,459
  Other comprehensive income, net of tax:
    Unrealized gain on available-for-sale
      investment securities                                                                      819            819            819
                                                                                                                        ----------

      Total comprehensive income                                                                                        $    5,278
                                                                                                                        ==========

Cash dividends                                                                   (914)                         (914)
5% stock dividend                               124,604          2,469         (2,469)
Fractional shares redeemed                                                         (8)                           (8)
Stock options exercised                          25,941            236                                          236
Retirement of common stock                      (44,340)          (808)                                        (808)
                                             ----------     ----------     ----------     ----------     ----------

Balance, December 31, 2002                    2,625,922         16,064         14,358          1,304         31,726

Comprehensive income (Note 4):
  Net income                                                                    1,049                         1,049     $    1,049
  Other comprehensive loss, net of tax:
    Unrealized losses on available-for-sale
      investment securities                                                                     (105)          (105)          (105)
                                                                                                                        ----------

      Total comprehensive income                                                                                        $      944
                                                                                                                        ==========

Stock options exercised                          26,909            219                                          219
                                             ----------     ----------     ----------     ----------     ----------

Balance, March 31, 2003                       2,652,831     $   16,283     $   15,407     $    1,199     $   32,889
                                             ==========     ==========     ==========     ==========     ==========


See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands)
For the three months ended March 31,
                                                                        2003        2002
                                                                      --------    --------
Cash flows from operating activities:
  Net income                                                          $  1,049    $    961
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                  189         148
      Increase (decrease) in deferred loan origination fees, net            25         (63)
      Depreciation and amortization                                        117         110
      Net amortization of investment security
        premiums                                                           196          33
      Provision for accounts receivable servicing asset
        losses                                                               1          --
      Gain on sale of securities                                            --          --
      Gain on sale of equipment                                             --          --
      (Increase) decrease in accrued interest
        receivable and other assets                                       (535)        371
      (Decrease) increase in accrued interest payable
        and other liabilities                                              (61)        476
                                                                      --------    --------

          Net cash provided by operating activities                        981       2,036
                                                                      --------    --------

Cash flows from investing activities:
      Proceeds from the sale of available-for-sale
          investment securities                                             --         252
      Proceeds from called available-for-sale investment
          securities                                                        --         250
      Proceeds from matured available-for-sale investment
          securities                                                     2,000       3,250
      Purchases of held-to-maturity investment
          securities                                                    (3,088)         --
      Purchases of available-for-sale investment securities               (368)     (2,339)
      Proceeds from principal repayments for available-
          for-sale mortgage-related securities                           2,071          21
      Proceeds from principal repayments for held-to-
          maturity mortgage-related securities                           1,559         956
      Net decrease (increase) in interest-bearing deposits in banks        595        (100)
      Net increase in loans                                            (21,315)     (5,729)
      Net decrease in accounts receivable
          servicing receivables                                             49         499
      Proceeds from the sale of equipment                                   --          --
      Purchases of equipment                                               (35)        (62)
      Net increase in FHLB and FRB stock                                   (19)         (3)
                                                                      --------    --------

          Net cash used in investing activities                        (18,551)     (3,005)
                                                                      --------    --------

  Cash flows from financing activities:
      Net increase (decrease) in demand, interest-bearing
        and savings deposits                                          $  6,976    $ (1,739)
      Net decrease in time deposits                                       (101)     (2,900)
      Repayment of long-term debt                                          (12)        (11)
      Net increase in short-term borrowings                              7,550          --
      Payment of cash dividends                                           (551)       (353)
      Cash paid to repurchase common stock                                  --        (237)
      Exercise of stock options                                            219         114
                                                                      --------    --------

          Net cash provided by (used in) financing
            activities                                                  14,081      (5,126)
                                                                      --------    --------

          Decrease in cash and cash
            equivalents                                                 (3,489)     (6,095)

Cash and cash equivalents at beginning of year                          25,899      28,156
                                                                      --------    --------

Cash and cash equivalents at end of period                            $ 22,410    $ 22,061
                                                                      ========    ========


See notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


1.  CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Holdings (the "Company") at March 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report to Shareholders. The results of operations for the three-month periods ended March 31, 2003 may not necessarily be indicative of the operating results for the full year.

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

2.  STOCK-BASED COMPENSATION

At March 31, 2003, the Company had two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, stock-based compensation cost is only reflected in net income when options granted under these plans have an exercise price less than the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                                2003        2002
                                                              --------    --------
         (Dollars in thousands, except per share data)

         Net income, as reported                              $  1,049    $    961
         Add: Stock-based compensation expense included
           in reported net income, net of tax effect                20          --
         Deduct: Total stock-based compensation expense
           determined under the fair value based method
           for all awards, net of related tax effects              (31)        (44)
                                                              --------    --------

         Pro forma net income                                 $  1,038    $    917
                                                              ========    ========

         Basic earnings per share - as reported               $   0.40    $   0.36
         Basic earnings per share - pro forma                 $   0.39    $   0.35

         Diluted earnings per share - as reported             $   0.37    $   0.34
         Diluted earnings per share - pro forma               $   0.36    $   0.33

The fair value of each option granted during the three-month period ended March 31, 2003 is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions:

         Dividend yield                                                          1.88%
         Expected life                                                         7 years
         Expected volatility                                                    56.41%
         Risk-free rate                                                          3.52%
         Weighted average fair value of options granted during the period      $ 5.25

There were no options granted during the three-month period ended March 31, 2002.

3.  COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $58,590,000 and letters of credit of $3,158,000 at March 31, 2003. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2003.

Approximately $13,427,000 of the loan commitments outstanding at March 31, 2003 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being fully drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

4.  EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (2,635,350 shares for the three-month period ended March 31, 2003, and 2,645,585 shares for the three-month period ended March 31, 2002). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (217,151 shares for the three-month period ended March 31, 2003 and 189,484 for the three-month period ended March 31, 2002). Earnings per share is retroactively adjusted for stock dividends for all periods presented.

5.  COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive loss, net of taxes, was comprised of the unrealized losses on available-for-sale investment securities of $(105,000) for the three-month period ended March 31, 2003 and $(157,000) for the three-month period ended March 31, 2002. Comprehensive income was $944,000 for the three-month period ended March 31, 2003 and $804,000 for the three-month period ended March 31, 2002.

6.  SHORT-TERM BORROWING ARRANGEMENTS

The Company has a total of $26,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. Advances totaling $13,000,000 were outstanding from three of its correspondent banks at March 31, 2003, bearing interest rates ranging from 1.50% to 2.35% and maturing April 1, 2003. An advance totaling $6,550,000 was outstanding from one of its correspondent banks at December 31, 2002, bearing an interest rate of 1.75% and maturing on January 1, 2003.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances totaling $25,100,000 were outstanding from the FHLB at March 31, 2003, bearing interest rates ranging from 1.40% to 1.87% and maturing between April 1, 2003 and January 25, 2004. Advances totaling $24,000,000 were outstanding from the FHLB at December 31, 2002, bearing interest rates ranging from 1.57% to 1.87% and maturing between January 28, 2003 and October 30, 2003.

7.  ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the Statement are included in these consolidated financial statements. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

         The following is management's discussion and analysis of the significant changes in American River Holdings (the "Company") balance sheet accounts at March 31, 2003 and December 31, 2002 and its results of operations for the three-month periods ended March 31, 2003 and 2002. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan and lease losses, expenses, changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

         The Company owns 100% of the issued and outstanding common shares of American River Bank, North Coast Bank (collectively "the Subsidiary Banks") and First Source Capital. American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983. American River Bank operates four full service offices within its primary service areas of Sacramento and Placer Counties. American River Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within those counties. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

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

         North Coast Bank, National Association ("North Coast Bank") was incorporated and commenced business in 1990 as Windsor Oaks National Bank in

Windsor, California. In 1997, the name was changed to North Coast Bank. North Coast Bank is headquartered in Santa Rosa, California and operates three full service banking offices within its primary service area of Sonoma County. North Coast Bank's primary business is serving the business or commercial banking needs of small to mid-sized businesses within Sonoma County.

Overview

         The Company recorded net income of $1,049,000 for the quarter ended March 31, 2003, which was $88,000 above the $961,000 reported for the same period of 2002. Diluted earnings per share for the first quarter of 2003 were $0.37 versus $0.34 for the first quarter of 2002. The return on average equity
(ROAE) and the return on average assets (ROA) for the first quarter of 2003 were 13.29% and 1.24%, respectively, as compared to 13.79% and 1.37%, respectively, for the same period in 2002.

         Total assets of the Company increased by $14,964,000 (4.4%) from December 31, 2002 to $357,527,000 at March 31, 2003. Net loans totaled $250,111,000, up $21,103,000 (9.2%) from the ending balances on December 31, 2002. Deposit balances at March 31, 2003 totaled $282,671,000, up $6,875,000
(2.5%) from December 31, 2002.

         The Company ended the first quarter of 2003 with a Tier 1 capital ratio of 11.4% and a total risk-based capital ratio of 12.6% versus 11.8% and 13.0%, respectively, at December 31, 2002.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One: Components of Net Income
--------------------------------------------------------------------------------

                                                       For the three months
                                                          ended March 31
                                                     -------------------------

(In thousands, except percentages)                      2003            2002
                                                     ---------       ---------

Net interest income*                                 $   4,097       $   3,624
Provision for loan losses                                 (189)           (148)
Noninterest income                                         526             492
Noninterest expense                                     (2,659)         (2,344)
Provision for income taxes                                (686)           (622)
Tax equivalent adjustment                                  (40)            (41)
                                                     ---------       ---------

Net income                                           $   1,049       $     961
                                                     =========       =========

--------------------------------------------------------------------------------
Average total assets                                 $ 343,429       $ 284,600
Net income (annualized) as a percentage
  of average total assets                                 1.24%           1.37%

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

         The Company's net interest margin was 5.25% for the three months ended March 31, 2003 and 5.73% for the three months ended March 31, 2002.

         The fully taxable equivalent interest income component increased from $4,506,000 for the three months ended March 31, 2002 to $4,850,000 for the three months ended March 31, 2003, representing a 7.6% increase. The increase in the fully taxable equivalent interest income for the first three months of 2003 compared to the same period in 2002 is broken down by rate (down $676,000) and volume (up $1,020,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 and 2002 in response to Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. Although there were no FRB rate decreases during the first quarter of 2003, the effects of twelve such rate decreases by the FRB in the prior two years resulting in a 525 basis point drop in the prime rate contributed to the drop in the yield in average earning assets from 7.12% for 2002 to 6.22% for 2003. The volume increase was the result of a 23.3% increase in average earning assets. Average loan balances were up $35,884,000 (18.0%) in 2003 over the balances in 2002, while average investment securities balances were up $23,928,000 (42.2%). The increase in average loans is the result of a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market in addition to the purchase of a pool of loans in the amount of $10,664,000 from a competing financial institution. The increase in investment securities is primarily due to a change in investment strategy whereby the Company has invested its excess funds in investment securities rather than Federal funds sold and the adoption of an investment strategy that allowed the Company to take advantage of a relatively steep yield curve, to utilize excess capital and to reduce exposure to further declines in intermediate term interest rates by purchasing mortgage-backed securities with average lives of 3 to 5 years and funding them with wholesale Federal Home Loan Bank (the "FHLB") advances that mature in one year or less (for further information see the "Market Risk Management" section located in Item 3 of this report).

         Interest expense decreased $129,000 (14.6%) during the first quarter of 2003 compared to the first quarter of 2002. The average balances of interest bearing liabilities were $42,857,000 (23.2%) higher in 2003 versus 2002. The higher balances accounted for a $378,000 increase in interest expense, however, the overall decrease in interest expense for the three-month period can be related to a drop in rates (down $507,000). The decrease in rates paid on interest bearing liabilities was a result of the lower interest rate environment over the past two years. Rates paid on interest bearing liabilities decreased 59 basis points on a quarter-over-quarter basis.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
-------------------------------------------------------------------------------------------------------------

Three Months Ended March 31,                        2003                                  2002
                                     ----------------------------------    ----------------------------------

(Taxable Equivalent Basis)              Avg                      Avg          Avg                      Avg
(In thousands, except percentages)    Balance     Interest    Yield (4)     Balance     Interest    Yield (4)
                                     ---------    ---------   ---------    ---------    ---------   ---------
Assets:
Earning assets:
  Loans and leases (1)               $ 235,729    $   3,981        6.85%   $ 199,845    $   3,758        7.63%
  Taxable investment
    Securities                          64,277          652        4.11%      37,469          500        5.41%
  Tax-exempt investment
    securities (2)                      10,060          155        6.25%       9,606          153        6.46%
  Corporate stock                          294            5        6.90%         445            9        8.20%
  Federal funds sold                       342            1        1.19%       3,145           13        1.68%
  Investments in time deposits           5,607           56        4.05%       5,987           73        4.94%
                                     ---------    ---------                ---------    ---------
Total earning assets                   316,309        4,850        6.22%     256,497        4,506        7.12%
                                                  ---------                             ---------
Cash & due from banks                   23,546                                22,743
Other assets                             6,863                                 8,021
Allowance for loan & lease losses       (3,289)                               (2,661)
                                     ---------                             ---------
                                     $ 343,429                             $ 284,600
                                     =========                             =========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $ 108,497          181        0.68%   $  94,838          228        0.97%
  Savings                               16,227            8        0.20%      13,137           13        0.40%
  Time deposits                         71,193          404        2.30%      74,185          605        3.31%
  Other borrowings                      31,961          160        2.03%       2,861           36        5.10%
                                     ---------    ---------                ---------    ---------
Total interest bearing
  liabilities                          227,878          753        1.34%     185,021          882        1.93%
                                                  ---------                             ---------
Demand deposits                         80,874                                69,159
Other liabilities                        2,657                                 2,157
                                     ---------                             ---------
Total liabilities                      311,409                               256,337
Shareholders' equity                    32,020                                28,263
                                     ---------                             ---------
                                     $ 343,429                             $ 284,600
                                     =========                             =========
Net interest income & margin (3)                  $   4,097        5.25%                $   3,624        5.73%
                                                  =========   =========                 =========   =========

(1) Loan and lease interest includes loan fees of $121,000 and $158,000 during the three months ended March 31, 2003 and March 31, 2002, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (90) and annualized to actual days in year (365).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
--------------------------------------------------------------------------------
(In thousands) Three Months Ended March 31, 2003 over 2002
Increase (decrease) due to change in:

                                               Volume      Rate (4)   Net Change
                                               -------     --------   ----------
Interest-earning assets:
  Net loans and leases (1)(2)                  $   675     $  (452)    $   223
  Taxable investment securities                    358        (206)        152
  Tax exempt investment securities (3)               7          (5)          2
  Corporate stock                                   (3)         (1)         (4)
  Federal funds sold                               (12)         --         (12)
  Investment in time deposits                       (5)        (12)        (17)
                                               -------     -------     -------
    Total                                        1,020        (676)        344
                                               -------     -------     -------

Interest-bearing liabilities:
  Demand deposits                                   33         (80)        (47)
  Savings deposits                                   3          (8)         (5)
  Time deposits                                    (24)       (177)       (201)
  Other borrowings                                 366        (242)        124
                                               -------     -------     -------
    Total                                          378        (507)       (129)
                                               -------     -------     -------
Interest differential                          $   642     $  (169)    $   473
                                               =======     =======     =======
--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans.
(2) Loan fees of $121,000 and $158,000 during the three months ending March 31, 2003 and March 31, 2002, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $189,000 for loan and lease losses for the first quarter of 2003 as compared to $148,000 for the first quarter of 2002. Net loan and lease charge-offs (recoveries) for the three months ended March 31, 2003 were ($45,000) or (.08%) (on an annualized basis) of average loans and leases as compared to charge-offs of $10,000 or .02% (on an annualized basis) for the three months ended March 31, 2002. A negative number and percentage occur in 2003 as recoveries exceeded charge-offs during the period.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2003        2002
--------------------------------------------------------------------------------
Service charges on deposit accounts                           $  135      $  138
Accounts receivable servicing fees                                49          78
Fees from lease brokerage services                                93          49
Merchant fee income                                               80          73
Income from residential lending                                   86          46
Financial services income                                         21          23
Other                                                             62          85
--------------------------------------------------------------------------------
         Total noninterest income                             $  526      $  492
--------------------------------------------------------------------------------

         Noninterest income was up $34,000 (6.9%) to $526,000 for the three months ended March 31, 2003 as compared to $492,000 for the three months ended March 31, 2002. The increase in noninterest income for the quarter can be attributed to increases in fees from lease brokerage services (up $44,000 or 89.8%) and an increase in residential lending fee income (up $40,000 or 87.0%). The increase in lease brokerage services results from First Source Capital, the Company's lease brokerage subsidiary, which saw an increase in business due to the development of new relationships and a general positive increase in the businesses it services. The residential lending division experienced an increase in loan volume as a result of continuing decreases in mortgage rates, which caused the number of refinances to increase.

Noninterest Expense

         Noninterest expense increased $315,000 (13.4%) to a total of $2,659,000 in the first quarter of 2003 versus the $2,344,000 recorded in the first quarter of 2002. Salary and employee benefits increased $306,000 (22.5%). Base salaries, which include commissions, increased $220,000 mainly as a result of expenses related to employee departures, normal salary adjustments and cost of living increases and higher commissions paid out in the Residential Lending Division of American River Bank. The remainder of the increase relates to higher employer taxes and an increase in benefits, mainly due to higher health related and workers compensation insurance premiums. On a quarter-over-quarter basis, occupancy expenses were higher by $1,000 (0.5%) and furniture and equipment expenses were higher by $13,000 (9.1%). Other expenses for the first quarter of 2003 were $631,000 for a decrease of $5,000 (0.8%) over the prior year quarter. The efficiency ratios (fully taxable equivalent) for the 2003 and 2002 first quarters were 57.5% and 57.0%, respectively.

Provision for Income Taxes

         The effective tax rate for the first quarter of 2003 was 39.5% versus 39.3% for the first quarter of 2002.

Balance Sheet Analysis

         The Company's total assets were $357,527,000 at March 31, 2003 as compared to $342,563,000 at December 31, 2002, representing an increase of 4.4%. The average balance of total assets for the three months ended March 31, 2003 was $343,429,000, which represents an increase of $58,829,000 or 20.7% over the average balance of $284,600,000 for the three-month period ended March 31, 2002.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) residential real estate; 5) lease financing receivable; 6) agriculture; and 7) consumer loans. At March 31, 2003, these categories accounted for approximately 21%, 56%, 13%, 1%, 3%, 3% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 21%, 55%, 14%, 1%, 3%, 4% and 2% at December 31, 2002. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for commercial ($3,017,000 or 6.1%), commercial real estate ($15,521,000 or 12.2%), real estate construction ($1,771,000 or 5.5%), lease financing receivable ($855,000 or 12.6%), agriculture ($126,000 or 1.4%) and consumer ($233,000 or 3.7%). Despite the new borrowers the Company experienced a slight decrease in residential real estate ($161,000 or 9.7%), as a result of normal paydowns. Table Five below summarizes the composition of the loan portfolio as of March 31, 2003 and December 31, 2002.

Table Five: Loan and Lease Portfolio Composition
--------------------------------------------------------------------------------
                                                       March 31,    December 31,
(In thousands)                                           2003          2002
--------------------------------------------------------------------------------
Commercial                                            $   52,248    $   49,231
Real estate:
   Commercial                                            143,071       127,550
   Construction                                           34,156        32,385
   Residential                                             1,500         1,661
Lease financing receivable                                 7,621         6,766
Agriculture                                                8,950         8,824
Consumer                                                   6,604         6,371
--------------------------------------------------------------------------------
Total loans and leases                                   254,150       232,788
Allowance for loan and lease
   Losses                                                 (3,431)       (3,197)
Deferred loan and lease fees, net                           (608)         (583)
--------------------------------------------------------------------------------
Total net loans and leases                            $  250,111    $  229,008
================================================================================

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

         The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rate and terms, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of repayment sources independent of the real estate including, in some instances, personal guarantees.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 70.3% of the Company's loan and lease portfolio at March 31, 2003. Although management believes the concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2003 and December 31, 2002.

Table Six:  Non-Performing Loans
--------------------------------------------------------------------------------
                                                        March 31,   December 31,
(In thousands)                                            2003          2002
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                            $    2        $    2
   Real estate                                               --            --
   Consumer and other                                        --            --
--------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                                41            42
   Real estate                                               --           160
   Lease financing receivable                                32            --
   Consumer and other                                        --             2
--------------------------------------------------------------------------------
Total non-performing loans                               $   75        $  206
================================================================================

         At March 31, 2003, non-performing loans and leases were 0.03% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $75,000 at March 31, 2003 and $206,000 at December 31, 2002. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2003 or December 31, 2002. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms or that would result in a material loss to the Company.

Allowance for Loan and Lease Losses Activity

         The provision for loan and lease losses is based upon management's evaluation of the adequacy of the existing allowance for loans and leases outstanding and loan commitments. This allowance is increased by provisions charged to expense and recoveries, and is reduced by loan charge-offs. Management determines an appropriate provision based upon the interaction of three primary factors: (1) loan and lease portfolio growth, (2) a comprehensive grading and review formula for total loans and leases outstanding, and (3) estimated inherent credit risk in the portfolio, based on loan type, economic conditions and other portfolio characteristics. Loans and leases are charged off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received subsequent to the charge off.

         Management employs a systematic methodology for determining the allowance for loan and lease losses that includes a periodic review process and adjustments to the monthly allowance when deemed appropriate. The process includes periodic review of individual loans that have been identified as problem loans or have characteristics that could lead to impairment. Management typically places reserves of 2%-5% of credit exposures graded "Special Mention", 15%-25% of credits classified "Substandard" and 50% of credits classified "Doubtful". These reserve factors may be adjusted for significant loans that are individually evaluated by management for specific risk of loss. The amounts allocated for "Special Mention", "Substandard" and "Doubtful" are within the calculated range of $241,000 to $455,000 at March 31, 2003. In addition, reserve factors ranging from 0.60% to 2.60% are assigned to currently performing loans that are not otherwise graded as Special Mention, Substandard or Doubtful. These factors are assigned based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, historical losses experienced by peer banks. While the methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses and the classification of the loans and leases is also to some extent based on management's judgment and experience.

         The Loan Committees of the Subsidiary Banks review the adequacy of the allowance for loan and lease losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions. The Subsidiary Banks also engage an outside firm to independently assess the methodology and reserve adequacy, and on a regular basis engage an outside firm to perform independent reviews of the loan portfolios. The allowance is adjusted based on those reviews if, in the judgment of the loan committees and management, changes are warranted. Each of the Subsidiary Banks generally makes monthly allocations to the allowance for loan and lease losses based on estimates of loss risk and loan and lease growth.

         The allowance for loan and lease losses totaled $3,431,000 or 1.35% of total loans and leases at March 31, 2003 and $3,197,000 or 1.38% at December 31, 2002. Net charge-offs (recoveries) to average loans and leases were (0.08%) (on an annualized basis) for the first quarter of 2003. A negative percentage occurs as recoveries exceeded charge-offs during the period. Net charge-offs to average loans and leases were 0.02% (on an annualized basis) for the first quarter of 2002.

         Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Seven: Allowance for Loan and Lease Losses
--------------------------------------------------------------------------------
(In thousands, except for percentages)                        Three Months
                                                                  Ended
                                                                March 31,
                                                        ------------------------
                                                           2003          2002
--------------------------------------------------------------------------------

Average loans and leases outstanding                    $ 235,729     $ 199,845
--------------------------------------------------------------------------------

Allowance for possible loan and lease losses at
beginning of period                                     $   3,197     $   2,614

Loans and leases charged off:
   Commercial                                                  --            (1)
   Real estate                                                 --            (9)
   Consumer                                                    (2)           --
   Lease financing receivable                                  --            --
--------------------------------------------------------------------------------
Total                                                          (2)          (10)
--------------------------------------------------------------------------------
Recoveries of loans and leases previously
     charged off:
   Commercial                                                  --            --
   Real estate                                                 47            --
   Consumer                                                    --            --
   Lease financing receivable                                  --            --
--------------------------------------------------------------------------------
Total                                                          47            --
--------------------------------------------------------------------------------
Net loans and leases recovered (charged off)                   45           (10)
Additions to allowance charged to operating
   Expenses                                                   189           148
--------------------------------------------------------------------------------
Allowance for possible loan and lease
   losses at end of period                              $   3,431     $   2,752
--------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs to average
   loans and leases outstanding                              (.08%)         .02%
Provision for possible loan and lease losses
   to average loans and leases outstanding                    .33%          .30%
Allowance for possible loan and lease losses to loans
   and leases, net of deferred fees, at end of period        1.35%         1.35%


Other Real Estate

         At March 31, 2003 and December 31, 2002, the Company did not have any other real estate ("ORE") properties.

Deposits

         At March 31, 2003, total deposits were $282,671,000 representing an increase of $6,875,000 (2.5%) from the December 31, 2002 balance of $275,796,000. Noninterest-bearing deposits decreased $1,326,000 (1.6%) while interest-bearing deposits increased $8,201,000 (4.2%). Interest checking, money market and savings accounts increased $8,303,000 while time deposits decreased $102,000.

Other Borrowed Funds

         Other borrowings outstanding as of March 31, 2003 consist of advances (both long-term and short-term) from the FHLB and overnight borrowings from correspondent banks. The following table summarizes these borrowings (in thousands):

                                            March 31, 2003    December 31, 2002
                                          -------------------------------------

                                            Amount    Rate      Amount    Rate
                                          -------------------------------------

         Short-Term borrowings:

            FHLB advances                 $  25,100   1.70%   $  24,000   1.71%
            Advances from correspondent
               banks                         13,000   1.82%       6,550   1.75%
                                          -------------------------------------
         Total Short-Term borrowings      $  38,100   1.74%   $  30,550   1.72%
                                          -------------------------------------

         Long-Term Borrowings:

            FHLB advances                 $   1,980   6.13%   $   1,992   6.13%
                                          -------------------------------------

         The maximum amount of short-term borrowings at any month end during 2003 and 2002 was $38,100,000 and $33,900,000, respectively. The advances from correspondent banks at March 31, 2003, bear an average interest rate of 1.82% and mature on April 1, 2003. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                 Short Term         Long Term

              Amount             $  25,100          $   1,980
              Maturity                2003               2007
              Average rates           1.70%              6.13%

         The Company has also been issued a total of $1,833,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2003 or 2002 and management does not expect these lines to be draw upon in the future.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and the Subsidiary Banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, which require maintenance of certain levels of capital. At March 31, 2003, shareholders' equity was $32,889,000, representing an increase of $1,163,000 (3.7%) from $31,726,000 at December 31, 2002. The ratio of total risk-based capital to risk adjusted assets was 12.6% at March 31, 2003 compared to 13.0% at December 31, 2002. Tier 1 risk-based capital to risk-adjusted assets was 11.4% at March 31, 2003 and 11.8% at December 31, 2002.

         Table Eight below lists the Company's actual capital ratios at March 31, 2003 and December 31, 2002 as well as the minimum capital ratios for capital adequacy.

Table Eight:  Capital Ratios
---------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets     At March 31,     At December 31,      Minimum Regulatory
                                        2003              2002           Capital Requirements
---------------------------------------------------------------------------------------------
Leverage ratio                           9.2%              9.8%                  4.00%

Tier 1 Risk-Based Capital               11.4%             11.8%                  4.00%

Total Risk-Based Capital                12.6%             13.0%                  8.00%

         On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock in connection with the Company's annual distribution of a 5% stock dividend. During 2002, the Company repurchased 42,001 shares and in 2001, the Company repurchased 21,400 shares under the repurchase plan. There were no repurchases in 2003.

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Both Subsidiary Banks ratios are in excess of the regulatory definition of "well capitalized" at March 31, 2003 and December 31, 2002.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of March 31, 2003 and December 31, 2002
-----------------------------------------------------------------------------------------------------
(In thousands)                                       $ Change in NII       $ Change in NII
                                                       from Current         from Current
                                                     12 Month Horizon     12 Month Horizon
                                                      March 31, 2003      December 31, 2002
                                                      --------------      -----------------
         Variation from a constant rate scenario
             +200bp                                      $   310               $   318
             -200bp                                      $  (385)              $  (382)

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

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2003 and 2002.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at March 31, 2003 and December 31, 2002 were approximately $58,590,000 and $3,158,000 and $61,714,000 and $3,668,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On March 31, 2003, consolidated liquid assets totaled $35.7 million or 10.0% of total assets compared to $45.6 million or 13.3% of total assets on December 31, 2002. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $26,000,000 with correspondent banks. At March 31, 2003, the Company had $13,000,000 available under these credit lines. Additionally, the Subsidiary Banks are members of the Federal Home Loan Bank (the "FHLB"). At March 31, 2003, the Subsidiary Banks could have arranged for up to $35,062,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2003, the Company had $6,149,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

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

Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $61,748,000 and $65,382,000 at March 31, 2003 and December 31, 2002,
respectively. As a percentage of net loans these off-balance sheet items represent 24.7% and 28.6%, respectively.

         Certain financial institutions have elected to use special purpose vehicles ("SPV") to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent corporation goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. The Company does not use these vehicles or any other structures to dispose of problem assets.

Item 4.  CONTROLS AND PROCEDURES

         Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Management of the Company is responsible for establishing and maintaining internal controls. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control policies and procedures. Because of inherent limitations in any internal controls, errors or irregularities may nevertheless occur and not be detected. Also, projection of any evaluation of internal controls to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

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

Other Matters

         Effects of Terrorism. The terrorist actions on September 11, 2001 and thereafter and the current military conflict in Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan and lease losses, and causing a decline in the Company's stock price.

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

             (10.25) Amendment No. 2 dated March 20, 2002, to the lease agreement between American River Holdings and Union Bank of California dated June 29, 1999, related to 1540 River Park Drive, Suite 108 and Suite 106, Sacramento, California, incorporated by reference from Exhibit
                         10.24 to the Company's Form 10-Q for the period ended March 31, 2002, filed with the Commission on May 3, 2002.

             (10.26) Lease agreement and addendum between Windsor Oaks National Bank (predecessor to North Coast Bank, N.A.) and Hotel St. Paul Partnership, each dated April 30, 1992, related to 8733 Lakewood Drive, Windsor, California. **

             (10.27) Lease agreement and addendum between North Coast bank, N.A. and Rosario LLC, each dated September 1, 1998, related to 50 Santa Rosa Avenue, Santa Rosa, California. **

             (10.28) Amendment No. 3 dated March 18, 2003, to the lease agreement between American River Holdings and Union Bank of California dated June 29, 1999, related to 1540 River Park Drive, Suite 108 and Suite 106, Sacramento, California.

             (14.1) American River Holdings Code of Ethical Conduct, incorporated by reference from Exhibit 14.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2002, filed with the Commission on March 20, 2003.

             (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. and First Source Capital.

             (99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         * Denotes management contracts, compensatory plans or
                           arrangements.

                         **Incorporated by reference to registrant's
                           Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

(b) Reports on Form 8-K

             On January 16, 2003, the Company filed a Report on Form 8-K announcing its financial results for the year 2002, as well as for the fourth quarter ended December 31, 2002.

             On January 20, 2003, the Company filed a Report on Form 8-K announcing the promotion of Raymond F. Byrne.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN RIVER HOLDINGS

May 8, 2003
-----------

                                            By: /s/ DAVID T. TABER
                                            ----------------------
                                            David T. Taber
                                            President
                                            Chief Executive Officer



                                            AMERICAN RIVER HOLDINGS



May 8, 2003                                 By: /s/ MITCHELL A. DERENZO
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

Date: May 8, 2003
-----------------

By: /s/ DAVID T. TABER
----------------------

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

Date: May 8, 2003
-----------------

By: /s/ MITCHELL A. DERENZO
---------------------------

Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                        Description                           Page
--------------------------------------------------------------------------------

     10.28        Amendment No. 3 dated March 18, 2003, to the lease
                  agreement between American River Holdings and Union
                  Bank of California dated June 29, 1999, related to
                  1540 River Park Drive, Suite 108 and Suite 106,
                  Sacramento, California.                                    32

     99.1         Certification of Chief Executive Officer and Chief
                  Financial Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.                                33