Form 10-Q
period 2003-06-30
AMERICAN RIVER HOLDINGS
filed 2003-08-07
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

            For the Quarterly Period Ended        June 30, 2003
                                                  --------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                           Commission File No. 0-31525

                             AMERICAN RIVER HOLDINGS
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                 68-0352144
 ----------------------------------      -------------------------------------
  (State or other jurisdiction of          (IRS Employer ID Number)
  incorporation or organization)


 1545 River Park Drive, Sacramento, California                         95815
 ---------------------------------------------                      ----------
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

Yes   X      No
    -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          No   X
    ------      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 2,653,715 shares outstanding at August 6, 2003.


                                  Page 1 of 36
                 The Index to the Exhibits is located at Page 33

                          PART 1-FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS:
                             AMERICAN RIVER HOLDINGS
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)

                                                                               June 30,     December 31,
                                                                                 2003           2002
                                                                               --------       --------
ASSETS

Cash and due from banks                                                        $ 24,260       $ 25,899
Federal funds sold                                                                4,800              -
Interest-bearing deposits in banks                                                4,354          5,938
Investment securities:
    Available-for-sale (amortized cost: 2003--$51,174; 2002--$59,727)            53,289         61,876
    Held-to-maturity (market value: 2003--$13,760; 2002--$12,386)                13,795         12,185
Loans and leases, less allowance for loan and lease
       losses of $3,498 at June 30, 2003 and $3,197 at
       December 31, 2002                                                        248,385        229,008
Premises and equipment, net                                                       1,543          1,665
FHLB and FRB stock                                                                1,598          1,562
Accounts receivable servicing receivables, net                                    1,418          1,396
Accrued interest receivable and other assets                                      2,979          3,034
                                                                               --------       --------
                                                                               $356,421       $342,563
                                                                               ========       ========

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
    Noninterest bearing                                                        $ 91,228       $ 81,974
    Interest bearing                                                            203,269        193,822
                                                                               --------       --------
             Total deposits                                                     294,497        275,796

Short-term borrowed funds                                                        24,000         30,550
Long-term debt                                                                    1,968          1,992
Accrued interest payable and other liabilities                                    2,294          2,499
                                                                               --------       --------

             Total liabilities                                                  322,759        310,837
                                                                               --------       --------

Commitments and contingencies (Note 3) Shareholders' equity:
    Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 2,651,831 shares at June 30, 2003 and 2,625,922 at
    December 31, 2002                                                            16,259         16,064
    Retained earnings                                                            16,126         14,358
    Accumulated other comprehensive income (Note 5)                               1,277          1,304
                                                                               --------       --------

            Total shareholders' equity                                           33,662         31,726
                                                                               --------       --------
                                                                               $356,421       $342,563
                                                                               ========       ========

See notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)
For the periods ended June 30,
                                                              Three months              Six months
                                                             2003         2002         2003         2002
                                                           ---------------------------------------------
Interest income:
    Interest and fees on loans                             $4,299       $3,798       $8,280       $7,556
    Interest on Federal funds sold                              1           25            2           38
    Interest on deposits in banks                              47           64          103          137
    Interest and dividends on investment securities:
       Taxable                                                593          480        1,245          980
       Exempt from Federal income taxes                       117          115          233          229
       Dividends                                                5            4            9           11
                                                           ---------------------------------------------
          Total interest income                             5,062        4,486        9,872        8,951
                                                           ---------------------------------------------
Interest expense:
    Interest on deposits                                      615          826        1,208        1,672
    Interest on short-term borrowings                         118            6          247           11
    Interest on long-term debt                                 30           31           61           62
                                                           ---------------------------------------------
          Total interest expense                              763          863        1,516        1,745
                                                           ---------------------------------------------

          Net interest income                               4,299        3,623        8,356        7,206

Provision for loan and lease losses                           223          186          412          334
                                                           ---------------------------------------------
          Net interest income after provision for
               loan and lease losses                        4,076        3,437        7,944        6,872
                                                           ---------------------------------------------

Noninterest income                                            565          552        1,091        1,044
                                                           ---------------------------------------------

Noninterest expense:
    Salaries and employee benefits                          1,460        1,359        3,127        2,720
    Occupancy                                                 202          205          407          409
    Furniture and equipment                                   158          153          314          296
    Other expense                                             636          571        1,267        1,207
                                                           ---------------------------------------------
          Total noninterest expense                         2,456        2,288        5,115        4,632
                                                           ---------------------------------------------

          Income before income taxes                        2,185        1,701        3,920        3,284

Income taxes                                                  882          674        1,568        1,296
                                                           ---------------------------------------------

          Net income                                       $1,303       $1,027       $2,352       $1,988
                                                           =============================================

Basic earnings per share (Note 4)                          $  .49       $  .39       $ 0.89       $ 0.75
                                                           =============================================
Diluted earnings per share (Note 4)                        $  .45       $  .36       $ 0.82       $ 0.70
                                                           =============================================

Cash dividends per share                                   $  .22       $  .14       $  .22       $  .14
                                                           =============================================

    See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands, except number of shares) (Unaudited)

                                                        Common Stock                    Accumulated
                                                  ------------------------                 Other
                                                                             Retained  Comprehensive  Shareholders'  Comprehensive
                                                     Shares       Amount     Earnings   Income(Loss)     Equity         Income
                                                  -----------  -----------  ----------  ------------  -------------  -------------
Balance, January 1, 2002                           2,519,717       14,167       13,290          485       27,942

Comprehensive income (Note 5):
   Net income                                                                    4,459                     4,459       $   4,459
   Other comprehensive income, net of tax:
       Unrealized gain on available-for-sale
         investment securities                                                                  819          819             819
                                                                                                                       ---------

         Total comprehensive income                                                                                    $   5,278
                                                                                                                       =========

Cash dividends                                                                    (914)                     (914)
5% stock dividend                                    124,604        2,469       (2,469)
Fractional shares redeemed                                                          (8)                       (8)
Stock options exercised                               25,941          236                                    236
Retirement of common stock                           (44,340)        (808)                                  (808)
                                                   ---------    ---------    ---------    ---------    ---------

Balance, December 31, 2002                         2,625,922       16,064       14,358        1,304                       31,726

Comprehensive income (Note 5):
   Net income                                                                    2,352                     2,352       $   2,352
   Other comprehensive loss, net of tax:
       Unrealized losses on available-for-sale
         investment securities                                                                  (27)         (27)            (27)
                                                                                                                       ---------

          Total comprehensive income                                                                                   $   2,325
                                                                                                                       =========

Cash dividends                                                                    (584)                     (584)
Stock options exercised                               26,909          219                                    219
Retirement of common stock                            (1,000)         (24)                                   (24)
                                                   ---------    ---------    ---------    ---------    ---------

Balance, June 30, 2003                             2,651,831    $  16,259    $  16,126    $   1,277    $  33,662
                                                   =========    =========    =========    =========    =========

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
For the six months ended June 30,

                                                                        2003          2002
                                                                      --------      --------
Cash flows from operating activities:
 Net income                                                           $  2,352      $  1,988
 Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan and lease losses                                412           334
        Increase in deferred loan origination
             fees, net                                                      91            57
        Depreciation and amortization                                      236           222
        Amortization of investment security
             premiums, net                                                 399            74
        Provision for accounts receivable servicing
             asset                                                           1             -
        Gain on sale of securities                                           -             -
        Gain on sale of equipment                                            -             -
        Decrease in accrued interest receivable
             and other assets                                               55           661
        Decrease in accrued interest payable
             and other liabilities                                        (238)          (70)
                                                                      --------      --------

                   Net cash provided by operating activities             3,308         3,266
                                                                      --------      --------

Cash flows from investing activities:
    Proceeds from the sale of available-for-sale
       investment securities                                                 -           252
    Proceeds from called available-for-sale investment
       securities                                                            -           250
    Proceeds from called held-to-maturity investment
       securities                                                            -             -
    Proceeds from matured available-for-sale investment
       securities                                                        4,250         5,755
    Proceeds from matured held-to-maturity investment
        securities                                                           -             -
    Purchases of available-for-sale investment securities                 (368)       (6,499)
    Purchases of held-to-maturity investment securities                 (5,068)            -
    Proceeds from principal repayments for available-
       for-sale mortgage-related securities                              4,430            51
    Proceeds from principal repayments for held-to-
       maturity mortgage-related securities                              3,301         2,462
    Net decrease (increase) in interest-bearing deposits in banks        1,584          (594)
    Net increase in loans                                              (19,877)      (14,384)
    Net (increase) decrease in accounts receivable servicing
       receivables                                                         (23)          564
    Purchases of equipment                                                (111)         (157)
    Net increase in FHLB and FRB stock                                     (36)           (6)
                                                                      --------      --------

                   Net cash used in investing activities               (11,918)      (12,306)
                                                                      --------      --------

                                                                        2003          2002
                                                                      --------      --------
Cash flows from financing activities:
    Net increase in demand, interest-bearing and
        savings deposits                                              $ 16,035      $  8,519
    Net increase (decrease) in time deposits                             2,666          (820)
    Repayment of long-term debt                                            (24)          (23)
    Net decrease in short-term borrowings                               (6,550)            -
    Payment of cash dividends                                             (551)         (353)
    Cash paid to repurchase common stock                                   (24)         (613)
    Cash paid for fractional shares                                          -             -
    Exercise of stock options                                              219           114
                                                                      --------      --------

                Net cash provided by financing
                activities                                              11,771         6,824
                                                                      --------      --------

           Increase (decrease) in cash and cash
                equivalents                                              3,161        (2,216)

Cash and cash equivalents at beginning of period                        25,899        28,156
                                                                      --------      --------

Cash and cash equivalents at end of period                            $ 29,060      $ 25,940
                                                                      ========      ========

See notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Holdings (the "Company") at June 30, 2003 and December 31, 2002, and the results of its operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2003 may not necessarily be indicative of the operating results for the full year.

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

2.  STOCK-BASED COMPENSATION

At June 30, 2003, the Company had two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, stock-based compensation cost is only reflected in net income when options granted under these plans have an exercise price less than the market value of the underlying common stock on the date of grant or if the original terms are later modified.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                              Three Months Ended             Six Months Ended
                                                          ---------------------------   ---------------------------

                                                                   June 30,                      June 30,
                                                                --------------                --------------

                                                              2003           2002           2003           2002
                                                          ------------   ------------   ------------   ------------
(Dollars in thousands, except per share data)
Net income, as reported                                   $      1,303   $      1,027   $      2,352      $   1,988
Add: Stock-based compensation expense included
   in reported net income, net of tax effect                         -              -             20              -
Deduct: Total stock-based compensation expense
         determined under the fair value based method
         for all awards, net of related tax effects                (39)           (43)           (70)           (87)
                                                          ------------   ------------   ------------   ------------

Pro forma net income                                      $      1,264   $        984   $      2,302   $      1,901
                                                          ============   ============   ============   ============

Basic earnings per share - as reported                    $       0.49   $       0.39   $       0.89   $       0.75
Basic earnings per share - pro forma                      $       0.48   $       0.37   $       0.87   $       0.72

Diluted earnings per share - as reported                  $       0.45   $       0.36   $       0.82   $       0.70
Diluted earnings per share - pro forma                    $       0.44   $       0.35   $       0.81   $       0.68

The fair value of each option granted is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions:

Options granted during the periods ended June 30, 2003:           Three Months     Six Months
                                                                  ------------     ----------
Dividend yield                                                         1.74%       1.74%-1.88%
Expected life                                                        7 years          years
Expected volatility                                                   51.39%      51.39%-56.41%
Risk-free rate                                                         2.91%       2.91%-3.52%
Weighted average fair value of options granted during the period      $5.06           $5.25

There were no options granted during the three and six-month periods ended June 30, 2002.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $66,347,000 and letters of credit of $3,365,000 at June 30, 2003. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2003.

Approximately $16,805,000 of the loan commitments outstanding at June 30, 2003 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being fully drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (2,652,633 and 2,644,039 shares for the three and six month periods ended June 30, 2003, and 2,640,244 and 2,643,619 shares for the three and six month periods ended June 30, 2002). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (212,479 and 214,803 shares for the three and six month periods ended June 30, 2003 and 201,955 and 195,995 shares for the three and six month periods ended June 30, 2002). Earnings per share is retroactively adjusted for stock dividends for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $78,000 and $(27,000), respectively, for the three and six month periods ended June 30, 2003 and $294,000 and $137,000, respectively, for the three and six month periods ended June 30, 2002. Comprehensive income was $1,381,000 and $2,325,000, respectively, for the three and six month periods ended June 30, 2003 and $1,321,000 and $2,125,000, respectively, for the three and six month periods ended June 30, 2002.

6. SHORT-TERM BORROWING ARRANGEMENTS

The Company has a total of $26,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances outstanding with these correspondent banks at June 30, 2003. An advance totaling $6,550,000 was outstanding from one of its correspondent banks at December 31, 2002, bearing an interest rate of 1.75% and maturing on January 1, 2003.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances totaling $24,000,000 were outstanding from the FHLB at June 30, 2003, bearing interest rates ranging from 1.26% to 1.87% and maturing between July 25, 2003 and April 28, 2004. Advances totaling $24,000,000 were outstanding from the FHLB at December 31, 2002, bearing interest rates ranging from 1.57% to 1.87% and maturing between January 28, 2003 and October 30, 2003.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For mandatorily redeemable financial instruments of a nonpublic entity, this Statement shall be effective for existing or new contracts for fiscal periods beginning after December 15, 2003. The Company adopted the provisions of this Statement on July 1, 2003 and, in management's opinion, adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

         The following is management's discussion and analysis of the significant changes in American River Holdings (the "Company") balance sheet accounts for the periods ended June 30, 2003 and December 31, 2002 and its income and expense accounts for the three and six-month periods ended June 30, 2003 and 2002. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

Critical Accounting Policies

General

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss data, peer group experience and the economic environment as factors, among others, in determining the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.
Allowance for Loan Losses

         The allowance for loan and lease losses is an estimate of the losses that may be sustained in our loan and lease portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards ("SFAS") No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

         Our allowance for loan and lease losses has two basic components: 1) applicable ranges of loss risk on outstanding loans and leases by type and risk rating, and 2) applicable ranges of loss risk on unfunded commitments by loan type and risk rating. Each of these components is determined based upon estimates that can and do change when the actual risk or loss events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since our analysis of risk and loss potential is updated regularly, the errors that might otherwise occur are mitigated. The use of factors and ranges is inherently subjective and our actual losses could be greater or less than the estimates. The Company's goal is to maintain an allowance for loan and lease losses that is between the lower and upper ranges as described above. If the allowance for loan and lease losses falls below the lower range of adequate reserves (by reason of loan and lease growth, actual losses, the effect of changes in risk ratings, or some combination of these factors), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short term, so that it would again fall within the lower and upper acceptable ranges. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses Activity" discussion later in this Item.

Stock Based Awards

         The Company accounts for its stock based awards using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Since the Company's stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense is recognized in the financial statements unless the options are modified after the grant date.

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

Overview

            The Company recorded net income of $1,303,000 for the quarter ended June 30, 2003, which was a 26.9% increase over the $1,027,000 reported for the same period of 2002. Diluted earnings per share for the second quarter of 2003 were $0.45 compared to the $0.36 recorded in the second quarter of 2002. The return on average equity ("ROAE") and the return on average assets ("ROA") for the second quarter of 2003 were 15.69% and 1.46%, respectively, as compared to 14.26% and 1.42%, respectively, for the same period in 2002.

         Net income for the six months ended June 30, 2003 and 2002 was $2,352,000 and $1,988,000, respectively, with diluted earnings per share of $.82 and $.70, respectively. For the first six months of 2003, ROAE was 14.52% and ROA was 1.35 as compared to 14.03% and 1.39% for the same period in 2002.

         Total assets of the Company increased by $13,858,000 (4.0%) from December 31, 2002 to $356,421,000 at June 30, 2003. Net loans totaled $248,385,000, up $19,377,000 (8.5%) from the ending balances on December 31, 2002. Deposit balances at June 30, 2003 totaled $294,497,000, up $18,701,000
(6.8%) from December 31, 2002.

         The Company ended the second quarter of 2003 with a Tier 1 capital ratio of 11.7% and a total risk-based capital ratio of 12.9% versus 11.8% and 13.0%, respectively, at December 31, 2002.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
------------------------------------------------------------------------------------------------------
                                                  For the three                  For the six
                                                   months ended                   months ended
                                                     June 30,                       June 30,
                                            -------------------------       -------------------------
(In thousands, except percentages)             2003            2002            2003            2002
                                            ---------       ---------       ---------       ---------
Net interest income*                        $   4,340       $   3,663       $   8,437       $   7,287
Provision for loan and lease losses              (223)           (186)           (412)           (334)
Noninterest income                                565             552           1,091           1,044
Noninterest expense                            (2,456)         (2,288)         (5,115)         (4,632)
Provision for income taxes                       (882)           (674)         (1,568)         (1,296)
Tax equivalent adjustment                         (41)            (40)            (81)            (81)
                                            ---------       ---------       ---------       ---------

Net income                                  $   1,303       $   1,027       $   2,352       $   1,988
                                            =========       =========       =========       =========

------------------------------------------------------------------------------------------------------
Average total assets                        $ 357,223       $ 291,088       $ 350,137       $ 287,862
Net income (annualized) as a percentage
  of average total assets                        1.46%           1.42%           1.35%           1.39%

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

         The Company's net interest margin was 5.28% for the three months ended June 30, 2003, 5.57% for the three months ended June 30, 2002, 5.26% for the six months ended June 30, 2003 and 5.65% for the six months ended June 30, 2002.

         The fully taxable equivalent interest income component for the second quarter of 2003 increased $577,000 (12.7%) to $5,103,000 compared to $4,526,000 for the three months ended June 30, 2002. Total fully taxable equivalent interest income for the six months ended June 30, 2003 increased $921,000 (10.2%) to $9,953,000 compared to $9,032,000 for the six months ended June 30, 2002. The increase in the fully taxable equivalent interest income for the second quarter of 2003 compared to the same period in 2002 is broken down by rate (down $596,000) and volume (up $1,173,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 and 2002 in response to Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. Although there was one FRB rate decrease during the second quarter of 2003, it came in the last week of the quarter and did not have any significant impact on the interest income in the second quarter, however, the effects of twelve such rate decreases by the FRB in the prior two years resulting in a 67 basis point drop in the yield on average earning assets from 6.88% for 2002 to 6.21% for 2003. The volume increase was the result of a 25.0% increase in average earning assets. Average loan balances were up $46,477,000 (22.6%) in 2003 over the balances in 2002, while average investment securities balances were up $26,133,000 (56.8%). The increase in average loans is the result of a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market in addition to the purchase of a pool of loans in the amount of $10,664,000 from a competing financial institution. The increase in investment securities is primarily due to a change in investment strategy whereby the Company has invested its excess funds in investment securities rather than Federal funds sold and the adoption of an investment strategy that allowed the Company to take advantage of a relatively steep yield curve, to utilize excess capital and to reduce exposure to further declines in intermediate term interest rates by purchasing mortgage-backed securities with average lives of 3 to 5 years and funding them with wholesale Federal Home Loan Bank (the "FHLB") advances that mature in one year or less (for further information see the "Market Risk Management" section located in Item 3 of this report). The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2003 over the same period in 2002 resulted from increases in volume (up $2,216,000) and decreases in rate (down $1,295,000). Average earning assets increased $63,503,000 (24.4%) during the first six months of 2003 as compared to the same period in 2002. Average loan balances increased $41,387,000 (20.4%) during that same period and average investments securities balances increased $27,078,000 (57.9%).

         Interest expense was $100,000 (11.6%) lower in the second quarter of 2003 versus the prior year period. The average balances on interest bearing liabilities were $46,701,000 (24.8%) higher in the second quarter of 2003 versus the same quarter in 2002. The higher balances accounted for a $379,000 increase in interest expense; however, the overall decrease in interest expense for the three-month period can be related to a drop in rates (down $479,000). The decrease in rates paid on interest bearing liabilities was a result of the lower interest rate environment over the past two years. Rates paid on interest bearing liabilities decreased 53 basis points on a quarter-over-quarter basis. Interest expense was $229,000 (13.1%) lower in the six month period ended June 30, 2003 versus the prior year period. The average balances on interest bearing liabilities were $44,783,000 (24.0%) higher in the six-month period ended June 30, 2003 versus the same period in 2002. The higher balances accounted for a $758,000 increase in interest expense. The increase due to higher balances was offset by lower rates paid on interest bearing liabilities. The average rate paid on interest bearing liabilities decreased 56 basis points on a year-over-year basis and accounted for a decrease in interest expense of $987,000.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
-------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                           2003                                2002
                                       ----------------------------------  ----------------------------------

(Taxable Equivalent Basis)                 Avg                     Avg         Avg                     Avg
(In thousands, except percentages)       Balance    Interest    Yield (4)    Balance    Interest    Yield (4)
                                       ----------  ----------  ----------  ----------  ----------  ----------
Assets:
Earning assets
  Loans (1)                            $  252,166  $    4,299       6.84%  $  205,689  $    3,798       7.41%
  Taxable investment
     securities                            61,354         593       3.88%      36,042         480       5.34%
  Tax-exempt investment
     securities (2)                        10,488         157       6.00%       9,704         154       6.37%
  Corporate stock (2)                         312           6       7.71%         275           5       7.29%
  Federal funds sold                          546           1       0.73%       6,063          25       1.65%
  Investments in time deposits              4,805          47       3.92%       5,950          64       4.31%
                                       ----------  ----------              ----------  ----------
Total earning assets                      329,671       5,103       6.21%     263,723       4,526       6.88%
                                                   ----------                          ----------
Cash & due from banks                      23,736                              22,092
Other assets                                7,322                               8,076
Allowance for loan & lease losses          (3,506)                             (2,803)
                                       ----------                          ----------
                                       $  357,223                          $  291,088
                                       ==========                          ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                           $  115,154         220       0.77%  $   97,504         233       0.96%
  Savings                                  15,805           9       0.23%      13,848          13       0.38%
  Time deposits                            74,449         386       2.08%      74,300         580       3.13%
  Other borrowings                         29,932         148       1.98%       2,987          37       4.97%
                                       ----------  ----------              ----------  ----------
Total interest bearing
  liabilities                             235,340         763       1.30%     188,639         863       1.83%
                                                   ----------                          ----------
Demand deposits                            86,313                              71,734
Other liabilities                           2,266                               1,822
                                       ----------                          ----------
Total liabilities                         323,919                             262,195
Shareholders' equity                       33,304                              28,893
                                       ----------                          ----------
                                        $ 357,223                           $ 291,088
                                       ==========                          ==========
Net interest income & margin (3)                   $    4,340       5.28%              $    3,663       5.57%
                                                   ==========  ==========              ==========  ==========

(1) Loan interest includes loan fees of $224,000 and $154,000 during the three months ending June 30, 2003 and June 30, 2002, respectively.

(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

(4) Average yield is calculated based on actual days in quarter (91) and annualized to actual days in year (365).

-------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                             2003                                2002
                                       ----------------------------------  ----------------------------------
(Taxable Equivalent Basis)                 Avg                     Avg         Avg                     Avg
(In thousands, except percentages)       Balance    Interest    Yield (4)    Balance    Interest    Yield (4)
                                       ----------  ----------  ----------  ----------  ----------  ----------
Assets:
Earning assets
  Loans (1)                            $  243,993  $    8,280       6.84%  $  202,606  $    7,556       7.52%
  Taxable investment
     Securities                            63,272       1,245       3.97%      36,755         980       5.38%
  Tax-exempt investment
     securities (2)                        10,275         312       6.12%       9,656         307       6.41%
  Corporate stock (2)                         302          11       7.35%         360          14       7.84%
  Federal funds sold                          433           2       0.93%          38       4,628       1.66%
  Investments in time deposits              5,204         103       3.99%       5,971         137       4.63%
                                       ----------  ----------              ----------  ----------
Total earning assets                      323,479       9,953       6.20%     259,976       9,032       7.01%
                                                   ----------                          ----------
Cash & due from banks                      23,177                              22,413
Other assets                                7,056                               8,206
Allowance for loan & lease losses          (3,575)                             (2,733)
                                       ----------                          ----------
                                       $  350,137                          $  287,862
                                       ==========                          ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                           $  111,850         401       0.72%  $   96,183         461       0.97%
  Savings                                  16,015          17       0.21%      13,491          26       0.39%
  Time deposits                            72,830         790       2.19%      74,249       1,185       3.22%
  Other borrowings                         30,930         308       2.01%       2,919          73       5.04%
                                       ----------  ----------              ----------  ----------
Total interest bearing
  liabilities                             231,625       1,516       1.32%     186,842       1,745       1.88%
                                                   ----------                          ----------
Demand deposits                            83,405                              70,647
Other liabilities                           2,441                               1,792
                                       ----------                          ----------
Total liabilities                         317,471                             259,281
Shareholders' equity                       32,666                              28,581
                                       ----------                          ----------
                                       $  350,137                          $  287,862
                                       ==========                          ==========
Net interest income & margin (3)                   $    8,437       5.26%              $    7,287       5.65%
                                                   ==========  ==========              ==========  ==========

(1) Loan interest includes loan fees of $345,000 and $311,000 during the six months ending June 30, 2003 and June 30, 2002, respectively.

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

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and
---------------------------------------------------------------------------
Expenses
--------
(In thousands) Three Months Ended June 30, 2003 over 2002
Increase (decrease) due to change in:

Interest-earning assets:                      Volume      Rate (4)   Net Change
                                             -------      -------    ----------
   Net loans (1)(2)                          $   858      $  (357)     $   501
   Taxable investment securities                 337         (224)         113
   Tax exempt investment securities (3)           12           (9)           3
   Corporate stock                                 1            -            1
   Federal funds sold                            (23)          (1)         (24)
   Investment in time deposits                   (12)          (5)         (17)
                                             -------      -------      -------
     Total                                     1,173         (596)         577
                                             -------      -------      -------

Interest-bearing liabilities:
   Demand deposits                                42          (55)         (13)
   Savings deposits                                2           (6)          (4)
   Time deposits                                   1         (195)        (194)
   Other borrowings                              334         (223)         111
                                             -------      -------      -------
     Total                                       379         (479)        (100)
                                             -------      -------      -------
Interest differential                        $   794      $  (117)     $   677
                                             =======      =======      =======
--------------------------------------------------------------------------------
(In thousands) Six Months Ended June 30, 2003 over 2002
Increase (decrease) due to change in:

Interest-earning assets:                      Volume      Rate (4)   Net Change
                                             -------      -------    ----------
   Net loans (1)(2)                          $ 1,543      $  (819)     $   724
   Taxable investment securities                 707         (442)         265
   Tax exempt investment securities (3)           20          (15)           5
   Corporate stock                                (2)          (1)          (3)
   Federal funds sold                            (34)          (2)         (36)
   Investment in time deposits                   (18)         (16)         (34)
                                             -------      -------      -------
     Total                                     2,216       (1,295)         921
                                             -------      -------      -------

Interest-bearing liabilities:
   Demand deposits                                75         (135)         (60)
   Savings deposits                                5          (14)          (9)
   Time deposits                                 (23)        (372)        (395)
   Other borrowings                              701         (466)         235
                                             -------      -------      -------
     Total                                       758         (987)        (229)
                                             -------      -------      -------
Interest differential                        $ 1,458      $  (308)     $ 1,150
                                             =======      =======      =======
--------------------------------------------------------------------------------

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2) Loan fees of $224,000 and $154,000 during the three months ending June 30, 2003 and June 30, 2002, respectively, and $345,000 and $311,000 during the six months ending June 30, 2003 and June 30, 2002, respectively, have been included in the interest income computation.

(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.

(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $223,000 for loan and lease losses for the second quarter of 2003 as compared to $186,000 for the second quarter of 2002. Net loan and lease charge-offs for the three months ended June 30, 2003 were $156,000 or ..25% (on an annualized basis) of average loans and leases as compared to $44,000 or .09% (on an annualized basis) of average loans and leases for the three months ended June 30, 2002. For the first six months of 2003, the Company made provisions for loan and lease losses of $412,000 and net loan and lease charge-offs were $111,000 or .09% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $334,000 and net loan and lease charge-offs of $54,000 for the first six months of 2002 or .05% (on an annualized basis) of average loans and leases outstanding.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income (Unaudited)
-----------------------------------------------------------------------------------------------
                                                    Three Months               Six Months
                                                       Ended                      Ended
                                                      June 30,                   June 30,
                                                --------------------      ---------------------
                                                  2003         2002         2003         2002
-----------------------------------------------------------------------------------------------

Service charges on deposit accounts             $   137      $   148      $   272      $   286
Accounts receivable servicing fees                   63           75          112          153
Fees from lease brokerage services                  113           88          206          137
Merchant fee income                                  90           89          171          162
Income from residential lending                      90           57          177          103
Financial services income                            26           14           47           37
Other                                                46           81          106          166
-----------------------------------------------------------------------------------------------
           Total noninterest income                $565          $552     $ 1,091      $ 1,044
-----------------------------------------------------------------------------------------------

         Noninterest income was up $13,000 (2.4%) to $565,000 for the three months ended June 30, 2003 as compared to $552,000 for the three months ended June 30, 2002. The increase in noninterest income for the quarter can be attributed to increases in fees from lease brokerage services (up $25,000 or 28.4%) and an increase in residential lending fee income (up $33,000 or 57.9%). The increase in lease brokerage services results from First Source Capital, the Company's lease brokerage subsidiary, which saw an increase in business due to the development of new relationships and a general positive increase in the businesses it services. The residential lending division experienced an increase in loan volume as a result of continuing decreases in mortgage rates, which caused the number of refinances to increase.

         For the six months ended June 30, 2003, noninterest income was up $47,000 (4.5%) to $1,091,000. The increase in noninterest income for the six-month period can be attributed to increases in fees from lease brokerage services (up $69,000 or 50.4%) and an increase in residential lending fee income (up $74,000 or 71.8%). The increases were reduced by a decrease in fees from accounts receivable servicing (down $41,000 or 26.8%). The decrease in accounts receivable servicing was a result of a decrease in average accounts receivable balances outstanding from $2,469,000 in the six-month period ended June 30, 2002 to $1,409,000 (42.9%) in the six-month period ended June 30, 2003.

Noninterest Expense

         Noninterest expenses increased $168,000 (7.3%) to a total of $2,456,000 in the second quarter of 2003 versus the second quarter of 2002. Salary and employee benefits, which include commissions, increased $101,000 (7.4%) from $1,359,000 during the second quarter of 2002 to $1,460,000 during the second quarter of 2003. Salaries, which include commissions, increased $50,000 mainly as a result of normal salary adjustments and cost of living increases and higher commissions paid out in the Residential Lending Division of American River Bank.

The remainder of the increase relates to higher incentive accruals, higher employer taxes and an increase in benefits, mainly due to higher health related and workers compensation insurance premiums. On a quarter-over- quarter basis, occupancy decreased $3,000 (1.5%) and furniture and equipment increased $5,000 (3.3%). Other expense increased $65,000 (11.4%) to a total of $636,000 in the second quarter of 2003 versus the second quarter of 2002. Professional fees, which are classified in the other expense line item, increased $49,000 (140.0%) from $35,000 during the second quarter of 2002 to $84,000 during the second quarter of 2003. The increase in professional fees results from a recovery of legal fees ($59,000) in the second quarter of 2002 related to the resolution of a problem loan credit that did not reoccur in the second quarter of 2003. The overhead efficiency ratios for the 2003 and 2002 second quarters were 50.1% and 54.3%, respectively.

         Noninterest expense for the six-month period ended June 30, 2003 was $5,115,000 versus $4,632,000 for the same period in 2002 for an increase of $483,000 (10.4%). Salaries and benefits increased $407,000 (15.0%) in 2003 as compared to 2002. Salaries, which include commissions, increased $266,000 mainly as a result of expenses related to employee departures, normal salary adjustments and cost of living increases and higher commissions paid out in the Residential Lending Division of American River Bank. The remainder of the increase relates to higher incentive accruals, higher employer taxes and an increase in benefits, mainly due to higher health related and workers compensation insurance premiums. Full time equivalent employees decreased to 96 at June 30, 2003 from 100 at June 30, 2002. Occupancy decreased $2,000 (0.5%) and furniture and equipment increased $18,000 (6.1%). The increase relates to the depreciation of technology related equipment purchased by the Company over the past twelve months. Other expense increased $60,000 (5.0%). Professional fees increased $15,000 (10.9%) from $138,000 during the first six months of 2002 to $153,000 during the first six months of 2003. The increase in professional fees results from a recovery of legal fees ($64,000) in 2002. There were no legal fee recoveries in 2003; the recovery was related to the resolution of a problem loan. The overhead efficiency ratio for the first six months of 2003 was 53.7% as compared to 55.6% in the same period of 2002.

Provision for Income Taxes

         The effective tax rate for the second quarter and first six months of 2003 was 40.4% and 40.0%, respectively, versus 39.6% and 39.5%, respectively, for the same two periods of 2002.

Balance Sheet Analysis

         The Company's total assets were $356,421,000 at June 30, 2003 as compared to $342,563,000 at December 31, 2002, representing an increase of 4.0%. The average balances of total assets for the six months ended June 30, 2003 was $350,137,000 which represents an increase of $62,275,000 or 21.6% over the $287,862,000 during the six month period ended June 30, 2002. Total average assets for the second quarter of 2003 were $357,223,000 compared to $291,088,000 during the second quarter of 2002 for an increase of 22.7%.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At June 30, 2003, these categories accounted for approximately 21%, 56%, 2%, 11%, 1%, 3%, 3% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 21%, 52%, 3%, 14%, 1%, 3%, 4% and 2% at December 31, 2002. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for commercial ($4,693,000 or 9.5%), commercial real estate ($21,229,000 or 17.7%) and lease financing receivable ($1,771,000 or 26.2%). Despite the new borrowers the Company experienced decreases in multi-family real estate ($1,859,000 or 24.5%), real estate construction ($5,681,000 or 17.5%), residential real estate ($29,000 or 1.7%), agriculture ($234,000 or 2.7%) and consumer ($121,000 or 1.9%) as a result of normal paydowns. Table Five below summarizes the composition of the loan portfolio as of June 30, 2003 and December 31, 2002.

Table Five: Loan and Lease Portfolio Composition
-------------------------------------------------------------------------
                                           June 30,          December 31,
(In thousands)                               2003                2002
-------------------------------------------------------------------------
Commercial                                 $ 53,924            $ 49,231
Real estate:
   Commercial                               141,206             119,977
   Multi-family                               5,714               7,573
   Construction                              26,704              32,385
   Residential                                1,632               1,661
Lease financing receivable                    8,537               6,766
Agriculture                                   8,590               8,824
Consumer                                      6,250               6,371
-------------------------------------------------------------------------
Total loans                                 252,557             232,788
Allowance for loan and
   lease losses                              (3,498)             (3,197)
Deferred loan and lease fees                   (674)               (583)
-------------------------------------------------------------------------
Total net loans & leases                   $248,385            $229,008
=========================================================================

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 69.4% of the Company's loan and lease portfolio at June 30, 2003. Although management believes the concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans & Leases

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2003 and December 31, 2002.

Table Six:  Non-Performing Loans & Leases
-------------------------------------------------------------------------------
                                                    June 30,       December 31,
                                                  ------------    -------------
(In thousands)                                        2003            2002
-------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                        $   -           $   2
   Real estate                                           -               -
   Lease financing receivable                           10               -
   Consumer and other                                    -               -
-------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                           41              42
   Real estate                                           -             160
   Lease financing receivable                          153               -
   Consumer and other                                    -               2
-------------------------------------------------------------------------------
Total non-performing loans & leases                  $ 204           $ 206
===============================================================================

         At June 30, 2003, non-performing loans and leases were 0.08% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $204,000 at June 30, 2003 and $206,000 at December 31, 2002.

         There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2003 or December 31, 2002. Management is not aware of any potential problem loans, which were accruing interest at June 30, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Allowance for Loan and Lease Losses Activity

         The Company maintains an allowance for loan and lease losses ("ALLL") to absorb probable losses inherent in the loan and lease portfolio, which is based upon management's estimated range of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and reduced by net charge-offs. Actual losses for loans and leases can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The ALLL totaled $3,498,000 or 1.39% of total loans and leases at June 30, 2003 and $3,197,000 or 1.38% at December 31, 2002. Net charge-offs to average loans and leases were 0.25% (on an annualized basis) for the second quarter of 2003 and 0.09% (on an annualized basis) for the six months ended June 30, 2003. Net charge-offs to average loans and leases were 0.09% (on an annualized basis) for the second quarter of 2002 and 0.05% (on an annualized basis) for the six months ended June 30, 2002.

         The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management's judgment after consideration of numerous factors including but not limited to: (i) local and regional economic conditions, (ii) borrowers' financial condition, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and
(x) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

         The Company establishes general reserves in accordance with Statement of Accounting Standards ("SFAS") No. 5., Accounting for Contingencies, and specific reserves in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The ALLL is maintained by categories of the loan portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While Management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

         The adequacy of the ALLL is determined based on three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Secondly, established specific reserves consistent with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" are assigned to individually impaired loans. These are estimated potential losses associated with specific borrowers based upon estimated cash flows or collateral value and events affecting the risk rating. Thirdly, the Company maintains a reserve for qualitative factors that may affect the portfolio as a whole, such as those factors described above, including a reserve for model imprecision consistent with SFAS No. 5 "Accounting for Contingencies.

    Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Seven: Allowance for Loan and Lease Losses
----------------------------------------------------------------------------------------------------
                                                      Three Months                Six Months
 (In thousands, except for percentages)                  Ended                      Ended
                                                        June 30,                   June 30,
                                                -----------------------     -----------------------
                                                  2003          2002          2003          2002
---------------------------------------------------------------------------------------------------

Average loans and leases outstanding            $ 252,166     $ 205,689     $ 243,993     $ 202,606
----------------------------------------------------------------------------------------------------

Allowance for possible loan and lease losses
at beginning of period                          $   3,431     $   2,752     $   3,197     $   2,614

Loans charged off:
   Commercial                                           -             -             -            (1)
   Real estate                                          -             -             -           (54)
   Lease financing receivable                        (164)            -          (164)            -
   Consumer                                           (12)          (45)          (14)            -
----------------------------------------------------------------------------------------------------
Total                                                (176)          (45)         (178)          (55)
----------------------------------------------------------------------------------------------------
Recoveries of loans previously Charged off:
   Commercial                                          20             1            20             1
   Real estate                                          -             -            47             -
   Lease financing receivable                           -             -             -             -
   Consumer                                             -             -             -             -
----------------------------------------------------------------------------------------------------
Total                                                  20             1            67             1
----------------------------------------------------------------------------------------------------
Net loans (charged off)                              (156)          (44)         (111)          (54)
Additions to allowance charged
  to operating expenses                               223           186           412           334
----------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                       $   3,498     $   2,894     $   3,498     $   2,894
----------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans and leases outstanding (annualized)           .25%          .09%          .09%          .05%
Provision of allowance for possible
  loan and lease losses to average loans
  and leases outstanding (annualized)                 .35%          .36%          .34%          .33%
Allowance for possible loan and lease losses
  to loans and leases net of deferred fees at
  end of period                                      1.39%         1.37%         1.39%         1.37%

Other Real Estate

         At June 30, 2003 and December 31, 2002, the Company did not have any other real estate ("ORE") properties.

Deposits

         At June 30, 2003, total deposits were $294,497,000 representing an increase of $18,701,000 (6.8%) from the December 31, 2002 balance of $275,796,000. Noninterest-bearing deposits increased $9,254,000 (11.3%) while interest-bearing deposits increased $9,447,000 (4.9%). Interest checking, money market and savings accounts increased $6,781,000 (5.6%) while time deposits increased $2,666,000 (3.7%).

Other Borrowed Funds

         Other borrowings outstanding as of June 30, 2003 consist of advances (both long-term and short-term) from the FHLB and overnight borrowings from correspondent banks. The following table summarizes these borrowings (in thousands):

                                      June 30, 2003           December 31, 2002
                                   ---------------------------------------------
                                    Amount       Rate        Amount        Rate
                                   ---------------------------------------------
Short-Term borrowings:

    FHLB advances                  $24,000       1.66%       $24,000       1.71%

    Advances from correspondent
        banks                            -          -          6,550       1.75%
                                   ---------------------------------------------

Total Short-Term borrowings        $24,000       1.66%       $30,550       1.72%
                                   ---------------------------------------------


Long-Term Borrowings:

    FHLB advances                  $ 1,968       6.13%       $ 1,992       6.13%
                                   ---------------------------------------------

         The maximum amount of short-term borrowings at any month end during 2003 and 2002 was $38,100,000 and $33,900,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):


                        Short Term         Long Term

Amount                   $ 24,000           $  1,968
Maturity                     2004               2007
Average rates                1.66%              6.13%

         The Company has also been issued a total of $667,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2003 or 2002 and management does not expect these lines to be drawn upon in the future.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

         The Company and the Subsidiary Banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, which require maintenance of certain levels of capital. At June 30, 2003, shareholders' equity was $33,662,000, representing an increase of $1,936,000 (6.1%) from $31,726,000 at December 31, 2002. The ratio of total risk-based capital to risk adjusted assets was 12.9% at June 30, 2003 compared to 13.0% at December 31, 2002. Tier 1 risk-based capital to risk-adjusted assets was 11.7% at June 30, 2003 and 11.8% at December 31, 2002.

         Table Eight below lists the Company's actual capital ratios at June 30, 2003 and December 31, 2002 as well as the minimum capital ratios for capital adequacy.

Table Eight:  Capital Ratios
-------------------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets            At June 30,        At December 31,     Minimum Regulatory Capital
                                               2003                2002                 Requirements
-------------------------------------------------------------------------------------------------------------
Leverage ratio                                 9.3%                9.8%                     4.00%

Tier 1 Risk-Based Capital                     11.7%               11.8%                     4.00%

Total Risk-Based Capital                      12.9%               13.0%                     8.00%

         On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock in connection with the Company's annual distribution of a 5% stock dividend. During 2003, the Company repurchased 1,000 shares; during 2002, the Company repurchased 42,001 shares and in 2001, the Company repurchased 21,400 shares under the repurchase plan.

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. The capital ratios of both Subsidiary Banks were in excess of the regulatory definition of "well capitalized" at June 30, 2003 and December 31, 2002.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of June 30, 2003 and December 31, 2002
-----------------------------------------------------------------------------------------------------
(In thousands)                                               $ Change in NII         $ Change in NII
                                                               from Current           from Current
                                                             12 Month Horizon       12 Month Horizon
                                                              June 30, 2003         December 31, 2002
                                                              -------------         -----------------
     Variation from a constant rate scenario
         + 200bp                                               $  402                     $  318
         - 200bp                                               $ (592)                    $ (382)

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

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2003 and 2002.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2003 and December 31, 2002 were approximately $66,347,000 and $3,365,000 and $61,714,000 and $3,668,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On June 30, 2003, consolidated liquid assets totaled $39.7 million or 11.1% of total assets compared to $45.6 million or 13.3% of total assets on December 31, 2002. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $26,000,000 with correspondent banks. At June 30, 2003, the Company had $26,000,000 available under these credit lines. Additionally, the Subsidiary Banks are members of the Federal Home Loan Bank (the "FHLB"). At June 30, 2003, the Subsidiary Banks could have arranged for up to $37,636,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2003, the Company had $11,001,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing into 2003, much of the investment portfolio has experienced significant price appreciation, which has resulted in unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank and North Coast Bank can also pledge securities to borrow from the Federal Reserve Bank and the FHLB. The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For such nonbanking functions, the Company is dependent upon the payment of cash dividends from its subsidiaries to service its commitments. The Company expects that the cash dividends paid by the subsidiaries to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $69,712,000 and $65,382,000 at June 30, 2003 and December 31, 2002,
respectively. As a percentage of net loans these off-balance sheet items represent 28.1% and 28.6%, respectively.

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

Item 4. CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended June 30, 2003. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         Website Access. American River Holdings maintains a website where certain information about the Company is posted. Through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as well as Section 16 Reports and amendments thereto, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports are free of charge and can be accessed through the address www.amrb.com by clicking on the SEC Filings link located at that address. Once you have clicked on the SEC Filings link you will have the option to go to the Section 16 Reports or the Reports filed by the Company.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

               None.

Item 2.  Changes in Securities and Use of Proceeds.

               None.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The following are the voting results of the registrant's annual meeting of the shareholders held on May 22, 2003:

         PROPOSAL NO. 1: Election of directors

         On the proposal to elect Class III Directors of American River Holdings, management's nominees, M. Edgar Deas, Charles D. Fite, David
         T. Taber, and Stephen H. Waks were elected to serve for a three-year term until the 2006 Annual Meeting of Shareholders and until their successors are duly elected and qualified with the following vote tabulation:

         M. Edgar Deas:     FOR  2,186,379    AGAINST   0      ABSTAIN    866

         Charles D. Fite:   FOR  2,186,379    AGAINST   0      ABSTAIN    866

         David T. Taber:    FOR  2,186,379    AGAINST   0      ABSTAIN    866

         Stephen H. Waks:   FOR  2,186,389    AGAINST   0      ABSTAIN    856

         Class I and Class II Directors of American River Holdings continued in office for the periods corresponding to the term of office for their respective Class.


         PROPOSAL NO. 2: To ratify the selection of Perry-Smith LLP as independent public accountants for the Company.

         FOR:              2,181,225
         AGAINST:              3,067
         ABSTAINED:            2,953


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

     *(10.23) Amendment No. 1 to the American River Holdings Incentive Compensation Plan, incorporated by reference from Exhibit
                    10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the Commission on August 14, 2001.

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

      (10.26) Lease agreement and addendum between Windsor Oaks National Bank (predecessor to North Coast Bank, N.A.) and Hotel St. Paul Partnership, each dated April 30, 1992, related to 8733 Lakewood Drive, Windsor, California. **

      (10.27) Lease agreement and addendum between North Coast bank, N.A. and Rosario LLC, each dated September 1, 1998, related to 50 Santa Rosa Avenue, Santa Rosa, California. **

      (10.28) Amendment No. 3 dated March 18, 2003, to the lease agreement between American River Holdings and Union Bank of California dated June 29, 1999, related to 1540 River Park Drive, Suite 108 and Suite 106, Sacramento, California, incorporated by reference from Exhibit 10.28 to the Company's Form 10-Q for the period ended March 31, 2003, filed with the Commission on May 12, 2003.

       (14.1) American River Holdings Code of Ethical Conduct, incorporated by reference from Exhibit 14.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2002, filed with the Commission on March 20, 2003.

       (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. and First Source Capital.

       (31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       (31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       (32.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    *Denotes management contracts, compensatory plans or arrangements.

                    **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

(b) Reports on Form 8-K

On April 16, 2003, the Company filed a Report on Form 8-K announcing its financial results for the quarter ended March 31, 2003.

On June 19, 2003, the Company filed a Report on Form 8-K announcing a semi-annual cash dividend.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN RIVER HOLDINGS

August 6, 2003

                                      By: /s/ DAVID T. TABER
                                      -----------------------------------------

                                      David T. Taber
                                      President and Chief Executive Officer



August 6, 2003
                                      By: /s/ MITCHELL A. DERENZO
                                      -----------------------------------------

                                      Mitchell A. Derenzo
                                      Executive Vice President and Chief
                                          Financial Officer
                                      (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX



Exhibit Number               Description                                   Page
--------------------------------------------------------------------------------

    31.1             Certification of Chief Executive Officer
                     pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002.                                           34

    31.2             Certification of Chief Financial Officer
                     pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002.                                           35

    32.1             Certification of Chief Executive Officer and
                     Chief Financial Officer pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002.                 36