Form 10-Q
period 2003-09-30
AMERICAN RIVER HOLDINGS
filed 2003-11-07
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the Quarterly Period Ended     September 30, 2003
                                           ----------------------

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

No par value Common Stock - 4,015,373 shares outstanding at November 5, 2003.

                                  Page 1 of 183
                 The Index to the Exhibits is located at Page 33

                          PART 1-FINANCIAL INFORMATION

                         Item 1. FINANCIAL STATEMENTS:
                            AMERICAN RIVER HOLDINGS
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)

                                                                    September 30,  December 31,
                                                                        2003           2002
                                                                    ------------   ------------
ASSETS

Cash and due from banks                                             $     26,766   $     25,899
Federal funds sold                                                         5,100             --
Interest-bearing deposits in banks                                         4,353          5,938
Investment securities:
    Available-for-sale (amortized cost: 2003--$51,894;
         2002--$59,727)                                                   53,590         61,876
    Held-to-maturity (market value: 2003--$18,013; 2002--$12,386)         17,882         12,185
Loans and leases, less allowance for loan and lease
    losses of $3,617 at September 30, 2003 and $3,197 at
    December 31, 2002                                                    252,758        229,008
Premises and equipment, net                                                1,586          1,665
FHLB and FRB stock                                                         1,613          1,562
Accounts receivable servicing receivables, net                             1,441          1,396
Accrued interest receivable and other assets                               5,171          3,034
                                                                    ------------   ------------
                                                                    $    370,260   $    342,563
                                                                    ============   ============

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                              $     97,231   $     81,974
   Interest checking, money market and savings                           144,753        121,436
   Time deposits                                                          70,182         72,386
                                                                    ------------   ------------
             Total deposits                                              312,166        275,796

Short-term borrowed funds                                                 19,000         30,550
Long-term debt                                                             1,955          1,992
Accrued interest payable and other liabilities                             2,418          2,499
                                                                    ------------   ------------

             Total liabilities                                           335,539        310,837
                                                                    ------------   ------------

Commitments and contingencies (Note 3)
Shareholders' equity:
      Common stock - no par value; 20,000,000 shares
         authorized; issued and outstanding - 4,015,373
         shares at September 30, 2003 and 3,938,660 at
         December 31, 2002                                                16,311         16,064
     Retained earnings                                                    17,386         14,358
     Accumulated other comprehensive income (Note 5)                       1,024          1,304
                                                                    ------------   ------------

            Total shareholders' equity                                    34,721         31,726
                                                                    ------------   ------------
                                                                    $    370,260   $    342,563
                                                                    ============   ============

See notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME


(In thousands, except per share data)
For the periods ended September 30,

                                                             Three months              Nine months
                                                       -----------------------   -----------------------
                                                          2003         2002         2003         2002
                                                       ----------   ----------   ----------   ----------
Interest income:
    Interest and fees on loans                         $    4,273   $    3,850   $   12,553   $   11,406
    Interest on Federal funds sold                             25           34           27           72
    Interest on deposits in banks                              35           66          138          203
    Interest and dividends on investment securities:
       Taxable                                                499          662        1,744        1,642
       Exempt from Federal income taxes                       117          116          350          345
       Dividends                                                4            4           13           15
                                                       -------------------------------------------------
          Total interest income                             4,953        4,732       14,825       13,683
                                                       -------------------------------------------------
Interest expense:
    Interest on deposits                                      582          800        1,790        2,472
    Interest on short-term borrowings                          75           79          322           90
    Interest on long-term debt                                 30           33           91           95
                                                       -------------------------------------------------
          Total interest expense                              687          912        2,203        2,657
                                                       -------------------------------------------------

          Net interest income                               4,266        3,820       12,622       11,026

Provision for loan and lease losses                           252          160          664          494
                                                       -------------------------------------------------
          Net interest income after provision for
               loan and lease losses                        4,014        3,660       11,958       10,532
                                                       -------------------------------------------------

Noninterest income                                            645          619        1,736        1,663
                                                       -------------------------------------------------

Noninterest expense:
    Salaries and employee benefits                          1,522        1,372        4,649        4,092
    Occupancy                                                 205          211          612          620
    Furniture and equipment                                   170          162          484          458
    Other expense                                             690          540        1,957        1,747
                                                       -------------------------------------------------
          Total noninterest expense                         2,587        2,285        7,702        6,917
                                                       -------------------------------------------------

          Income before income taxes                        2,072        1,994        5,992        5,278

Income taxes                                                  812          794        2,380        2,090
                                                       -------------------------------------------------

          Net income                                   $    1,260   $    1,200   $    3,612   $    3,188
                                                       =================================================

Basic earnings per share (Note 4)                      $      .32   $      .30   $     0.91   $     0.81
                                                       =================================================
Diluted earnings per share (Note 4)                    $      .29   $      .28   $     0.84   $     0.75
                                                       =================================================

Cash dividends per share                               $      .--   $      .--   $      .15   $      .09
                                                       =================================================

        See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER HOLDINGS

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares) (Unaudited)

                                                                                                                       Accumulated
                                                      Common Stock                                                       Other
                                                 ------------------------     Retained   Comprehensive  Shareholders' Comprehensive
                                                   Shares        Amount       Earnings    Income (Loss)    Equity        Income
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Balance, January 1, 2002                          3,779,353        14,167        13,290           485        27,942

Comprehensive income (Note 5):
   Net income                                                                     4,459                       4,459    $    4,459
   Other comprehensive income, net of tax:
       Unrealized gain on available-for-sale
         investment securities                                                                    819           819           819
                                                                                                                       ----------

         Total comprehensive income                                                                                    $    5,278
                                                                                                                       ==========

Cash dividends                                                                     (914)                       (914)
5% stock dividend                                   186,906         2,469        (2,469)
Fractional shares redeemed                                                           (8)                         (8)
Stock options exercised                              38,911           236                                       236
Retirement of common stock                          (66,510)         (808)                                     (808)
                                                 ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2002                        3,938,660        16,064        14,358         1,304        31,726

Comprehensive income (Note 5):
   Net income                                                                     3,612                       3,612    $    3,612
   Other comprehensive loss, net of tax:
       Unrealized losses on available-for-sale
         investment securities                                                                   (280)         (280)         (280)
                                                                                                                       ----------

          Total comprehensive income                                                                                   $    3,332
                                                                                                                       ==========

Cash dividends                                                                     (584)                       (584)
Stock options exercised                              86,833           271                                       271
Retirement of common stock                          (10,120)          (24)                                      (24)
                                                 ----------    ----------    ----------    ----------    ----------

Balance, September 30, 2003                       4,015,373    $   16,311    $   17,386    $    1,024    $   34,721
                                                 ==========    ==========    ==========    ==========    ==========

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                     For the nine months ended
                                                                           September 30,
                                                                    ----------------------------
                                                                        2003            2002
                                                                    ------------    ------------
Cash flows from operating activities:
 Net income                                                         $      3,612    $      3,188
 Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan and lease losses                                  664             494
        Increase in deferred loan origination
             fees, net                                                       107             137
        Depreciation and amortization                                        360             201
        Amortization of investment security
             premiums, net                                                   654             341
        Provision for accounts receivable servicing
             asset                                                             1               2
        Gain on sale of securities                                           (33)             --
        Gain on sale of equipment                                             --             (13)
        (Increase) decrease in accrued interest receivable
             and other assets                                             (2,028)            414
        Increase (decrease) in accrued interest payable
             and other liabilities                                           470             (45)
                                                                    ------------    ------------

                   Net cash provided by operating activities               3,807           4,719
                                                                    ------------    ------------

Cash flows from investing activities:
    Proceeds from the sale of available-for-sale
       investment securities                                               6,274             252
    Proceeds from called available-for-sale investment
       securities                                                             --             250
    Proceeds from called held-to-maturity investment
       securities                                                             --              --
    Proceeds from matured available-for-sale investment
       securities                                                          5,340           7,255
    Proceeds from matured held-to-maturity investment
        securities                                                           610              --
    Purchases of available-for-sale investment securities                (12,297)        (39,330)
    Purchases of held-to-maturity investment securities                  (13,491)         (4,249)
    Proceeds from principal repayments for available-
       for-sale mortgage-related securities                                8,177             593
    Proceeds from principal repayments for held-to-
       maturity mortgage-related securities                                6,903           3,831
    Net decrease (increase) in interest-bearing deposits in banks          1,585            (297)
    Net increase in loans                                                (24,516)        (25,217)
    Net decrease in accounts receivable servicing
       receivables                                                             9           1,077
    Purchases of equipment                                                  (278)           (189)
    Proceeds from the sale of other real estate                               --              61
    Net increase in FHLB and FRB stock                                       (51)             (8)
                                                                    ------------    ------------

                   Net cash used in investing activities                 (21,735)        (55,971)
                                                                    ------------    ------------


 Cash flows from financing activities:
    Net increase in demand, interest-bearing and
        savings deposits                                            $     38,574    $     13,401
    Net decrease in time deposits                                         (2,204)         (3,289)
    Repayment of long-term debt                                              (37)            (35)
    Net (decrease) increase in short-term borrowings                     (11,550)         31,700
    Payment of cash dividends                                             (1,135)           (715)
    Cash paid to repurchase common stock                                     (24)           (672)
    Cash paid for fractional shares                                           --              --
    Exercise of stock options                                                271             123
                                                                    ------------    ------------

                Net cash provided by financing
                activities                                                23,895          40,513
                                                                    ------------    ------------

           Increase (decrease) in cash and cash
                equivalents                                                5,967         (10,739)

Cash and cash equivalents at beginning of period                          25,899          28,156
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $     31,866    $     17,417
                                                                    ============    ============

         See notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Holdings (the "Company") at September 30, 2003 and December 31, 2002, and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2003 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

At September 30, 2003, the Company had two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, stock-based compensation cost is only reflected in net income when options granted under these plans have an exercise price less than the market value of the underlying common stock on the date of grant or if the original terms are later modified.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                           Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                        ------------------------    ------------------------
                                                           2003          2002          2003           2002
                                                        ----------    ----------    ----------    ----------
(Dollars in thousands, except per share data)

Net income, as reported                                 $    1,260    $    1,200    $    3,612    $    3,188
Add: Stock-based compensation expense included
   in reported net income, net of tax effect                    --            --            20            --
Deduct: Total stock-based compensation expense
         determined under the fair value based method
         for all awards, net of related tax effects            (40)          (43)         (110)         (130)
                                                        ----------    ----------    ----------    ----------

Pro forma net income                                    $    1,220    $    1,157    $    3,522    $    3,058
                                                        ==========    ==========    ==========    ==========

Basic earnings per share - as reported                  $     0.32    $     0.30    $     0.91    $     0.81
Basic earnings per share - pro forma                    $     0.31    $     0.29    $     0.89    $     0.77

Diluted earnings per share - as reported                $     0.29    $     0.28    $     0.84    $     0.75
Diluted earnings per share - pro forma                  $     0.28    $     0.28    $     0.82    $     0.73

The fair value of each option granted is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions:

Options granted during the period ended September 30, 2003:        Nine Months
                                                                   -----------

Dividend yield                                                     1.74%-1.88%
Expected life                                                         7 years
Expected volatility                                               51.39%-56.41%
Risk-free rate                                                     2.91%-3.52%
Weighted average fair value of options granted during the period      $5.25

There were no options granted during the three month period ended September 30, 2003 or the three and nine-month periods ended September 30, 2002.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $72,065,000 and letters of credit of $3,542,000 at September 30, 2003. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2003.

Approximately $17,450,000 of the loan commitments outstanding at September 30, 2003 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being fully drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (3,996,862 and 3,976,440 shares for the three and nine month periods ended September 30, 2003, and 3,940,682 and 3,955,813 shares for the three and nine month periods ended September 30, 2002). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (340,906 and 328,505 shares for the three and nine month periods ended September 30, 2003 and 292,149 and 293,131 shares for the three and nine month periods ended September 30, 2002). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized (losses) gains on available-for-sale investment securities of $(253,000) and $(280,000), respectively, for the three and nine month periods ended September 30, 2003 and $717,000 and

$854,000, respectively, for the three and nine month periods ended September 30, 2002. Comprehensive income was $1,007,000 and $3,332,000, respectively, for the three and nine month periods ended September 30, 2003 and $1,917,000 and $4,042,000, respectively, for the three and nine month periods ended September 30, 2002.

6. SHORT-TERM BORROWING ARRANGEMENTS

The Company has a total of $31,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances outstanding with these correspondent banks at September 30, 2003. An advance totaling $6,550,000 was outstanding from one of its correspondent banks at December 31, 2002, bearing an interest rate of 1.75% and maturing on January 1, 2003.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances totaling $19,000,000 were outstanding from the FHLB at September 30, 2003, bearing interest rates ranging from 1.11% to 1.57% and maturing between October 30, 2003 and July 26, 2004. Advances totaling $24,000,000 were outstanding from the FHLB at December 31, 2002, bearing interest rates ranging from 1.57% to 1.87% and maturing between January 28, 2003 and October 30, 2003.

7. ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. Based on the current rules, the Company does not believe that the implementation of the interpretation will have a material impact on the Company's consolidated financial position or results of operations.

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

8. STOCK SPLIT

On September 17, 2003, the Company declared a 3 for 2 stock split in the form of a dividend payable to holders of common stock on October 17, 2003, the record date. The stock dividend will be distributed on October 31, 2003 with each shareholder receiving one additional share for every two shares held on the record date. Partial shares will be paid in cash based upon the market price on the record date. All share and earnings per share figures in this report have been adjusted to reflect the 3-for-2 stock split declared on September 17, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

         The following is management's discussion and analysis of the significant changes in American River Holdings (the "Company") balance sheet accounts for the periods ended September 30, 2003 and December 31, 2002 and its income and expense accounts for the three and nine-month periods ended September 30, 2003 and 2002. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan and lease losses, expenses, changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002 and its 2003 reports filed on Form 10Q and 8-K.

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

Allowance for Loan Losses

         The allowance for loan and lease losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards ("SFAS") No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

         The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk or loss events occur. The analysis of the allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since our analysis of risk and loss potential is updated regularly, the errors that might otherwise occur are mitigated. The use of factors and ranges is inherently subjective and our actual losses could be greater or less than the estimates. The Company's goal is to maintain an allowance for loan and lease losses that is between the lower and upper ranges as described above. If the allowance for loan and lease losses falls below the lower range of adequate reserves (by reason of loan and lease growth, actual losses, the effect of changes in risk ratings, or some combination of these factors), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short term, so that it would again fall within the lower and upper acceptable ranges. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses Activity" discussion later in this Item.

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

         North Coast Bank, National Association ("North Coast Bank") was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. North Coast Bank is headquartered in Santa Rosa, California and operates three full service banking offices within its primary service area of Sonoma County. North Coast Bank's primary business is serving the business or commercial banking needs of small to mid-sized businesses within Sonoma County. The Company has filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation to obtain approval to merge North Coast Bank into American River Bank. For further information regarding these applications, see Other Matters- Merger of North Coast Bank, N.A. with and into American River Bank.

Overview

         The Company recorded net income of $1,260,000 for the quarter ended September 30, 2003, which was a 5.0% increase over the $1,200,000 reported for the same period of 2002. Diluted earnings per share (adjusted for stock splits and stock dividends) for the third quarter of 2003 were $0.32 compared to the $0.30 recorded in the third quarter of 2002. The return on average equity ("ROAE") and the return on average assets ("ROA") for the third quarter of 2003 were 14.84% and 1.37%, respectively, as compared to 16.01% and 1.48%, respectively, for the same period in 2002.

         Net income for the nine months ended September 30, 2003 and 2002 was $3,612,000 and $3,188,000, respectively, with diluted earnings per share (adjusted for stock splits and stock dividends) of $.84 and $.75, respectively. For the first nine months of 2003, ROAE was 14.63% and ROA was 1.36% as compared to 14.71% and 1.43% for the same period in 2002.

         Total assets of the Company increased by $27,697,000 (8.1%) from December 31, 2002 to $370,260,000 at September 30, 2003. Net loans totaled $252,758,000, up $23,750,000 (10.4%) from the ending balances on December 31,
2002. Deposit balances at September 30, 2003 totaled $312,166,000, up $36,370,000 (13.2%) from December 31, 2002.

         The Company ended the third quarter of 2003 with a Tier 1 capital ratio of 11.7% and a total risk-based capital ratio of 13.0% versus 11.8% and 13.0%, respectively, at December 31, 2002.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
-------------------------------------------------------------------------------------------------
                                                For the three                 For the nine
                                                months ended                  months ended
                                                September 30,                 September 30,
                                          -------------------------     -------------------------
(In thousands, except percentages)           2003           2002           2003           2002
                                          ----------     ----------     ----------     ----------
Net interest income*                      $    4,308     $    3,861     $   12,745     $   11,148
Provision for loan and lease losses             (252)          (160)          (664)          (494)
Noninterest income                               645            619          1,736          1,663
Noninterest expense                           (2,587)        (2,285)        (7,702)        (6,917)
Provision for income taxes                      (812)          (794)        (2,380)        (2,090)
Tax equivalent adjustment                        (42)           (41)          (123)          (122)
                                          ----------     ----------     ----------     ----------

Net income                                $    1,260     $    1,200     $    3,612     $    3,188
                                          ==========     ==========     ==========     ==========

-------------------------------------------------------------------------------------------------
Average total assets                      $  365,613     $  320,777     $  355,342     $  298,950
Net income (annualized) as a percentage
  of average total assets                       1.37%          1.48%          1.36%          1.43%

-------------------------------------------------------------------------------------------------

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

         The Company's net interest margin was 5.11% for the three months ended September 30, 2003, 5.18% for the three months ended September 30, 2002, 5.21% for the nine months ended September 30, 2003 and 5.48% for the nine months ended September 30, 2002.

         The fully taxable equivalent interest income component for the third quarter of 2003 increased $222,000 (4.7%) to $4,995,000 compared to $4,773,000 for the three months ended September 30, 2002. Total fully taxable equivalent interest income for the nine months ended September 30, 2003 increased $1,143,000 (8.3%) to $14,948,000 compared to $13,805,000 for the nine months ended September 30, 2002. The increase in the fully taxable equivalent interest income for the third quarter of 2003 compared to the same period in 2002 is broken down by rate (down $436,000) and volume (up $658,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 and 2002 in response to Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. Although there were no FRB rate decrease during the third quarter of 2003, the effects of thirteen such rate decreases by the FRB since January 1, 2001 resulting in a 48 basis point drop in the yield on average earning assets from 6.40% for 2002 to 5.92% for 2003. The volume increase was the result of a 13.1% increase in average earning assets. Average loan balances were up $35,234,000 (16.5%) in 2003 over the balances in 2002, while average investment securities balances were up $2,271,000 (3.4%). The increase in average loans is the result of a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market in addition to the purchase of a pool of loans in the amount of $10,664,000 from a competing financial institution. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2003 over the same period in 2002 resulted from increases in volume (up $2,803,000) and decreases in rate (down $1,660,000). Average earning assets increased $54,864,000 (20.2%) during the first nine months of 2003 as compared to the same period in 2002. Average loan balances increased $39,273,000 (19.0%) during that same period and average investments securities balances increased $18,206,000 (33.8%).

         Interest expense was $225,000 (24.7%) lower in the third quarter of 2003 versus the prior year period. The average balances on interest bearing liabilities were $22,274,000 (10.6%) higher in the third quarter of 2003 versus the same quarter in 2002. The higher balances accounted for a $46,000 increase in interest expense; however, the overall decrease in interest expense for the three-month period can be related to a drop in rates (down $271,000). The decrease in rates paid on interest bearing liabilities was a result of the lower interest rate environment over the past two and a half years. Rates paid on interest bearing liabilities decreased 55 basis points on a quarter-over-quarter basis. Interest expense was $454,000 (17.1%) lower in the nine month period ended September 30, 2003 versus the prior year period. The average balances on interest bearing liabilities were $38,496,000 (19.8%) higher in the nine-month period ended September 30, 2003 versus the same period in 2002. The higher balances accounted for a $521,000 increase in interest expense. The increase due to higher balances was offset by lower rates paid on interest bearing liabilities. The average rate paid on interest bearing liabilities decreased 56 basis points on a year-over-year basis and accounted for a decrease in interest expense of $975,000.

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

         Table Two:  Analysis of Net Interest Margin on Earning Assets

-------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,
                                                      2003                                     2002
                                     -------------------------------------    -------------------------------------
(Taxable Equivalent Basis)              Avg                        Avg           Avg                        Avg
(In thousands, except percentages)    Balance       Interest     Yield (4)     Balance       Interest     Yield (4)
                                     ----------    ----------   ----------    ----------    ----------   ----------
Assets:
Earning assets
  Loans (1)                          $  248,646    $    4,273         6.82%   $  213,412    $    3,850         7.16%
  Taxable investment
     Securities                          59,333           499         3.34%       57,619           662         4.56%
  Tax-exempt investment
     securities (2)                      10,394           157         5.99%        9,889           155         6.22%
  Corporate stock (2)                       334             6         7.13%          282             6         8.44%
  Federal funds sold                     11,563            25         0.86%        8,681            34         1.55%
  Investments in time deposits            4,374            35         3.17%        6,012            66         4.36%
                                     ----------    ----------                 ----------    ----------
Total earning assets                    334,644         4,995         5.92%      295,895         4,773         6.40%
                                                   ----------                               ----------
Cash & due from banks                    25,733                                   19,800
Other assets                              8,834                                    8,130
Allowance for loan & lease losses        (3,598)                                  (3,048)
                                     ----------                               ----------
                                     $  365,613                               $  320,777
                                     ==========                               ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $  120,840           236         0.77%   $  102,581           250         0.97%
  Savings                                16,960             9         0.21%       13,426            13         0.38%
  Time deposits                          71,915           337         1.86%       74,053           537         2.88%
  Other borrowings                       22,593           105         1.84%       19,974           112         2.22%
                                     ----------    ----------                 ----------    ----------
Total interest bearing
  liabilities                           232,308           687         1.17%      210,034           912         1.72%
                                                   ----------                               ----------
Demand deposits                          96,924                                   78,320
Other liabilities                         2,689                                    2,695
                                     ----------                               ----------
Total liabilities                       331,921                                  291,049
Shareholders' equity                     33,692                                   29,728
                                     ----------                               ----------
                                     $  365,613                               $  320,777
                                     ==========                               ==========
Net interest income & margin (3)                   $    4,308         5.11%                 $    3,861         5.18%
                                                   ==========   ==========                  ==========   ==========

(1) Loan interest includes loan fees of $310,000 and $111,000 during the three months ending September 30, 2003 and September 30, 2002, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (92) and annualized to actual days in year (365).

-------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,
                                                      2003                                     2002
                                     -------------------------------------    -------------------------------------
(Taxable Equivalent Basis)              Avg                        Avg           Avg                        Avg
(In thousands, except percentages)    Balance       Interest     Yield (4)     Balance       Interest     Yield (4)
                                     ----------    ----------   ----------    ----------    ----------   ----------
Assets:
Earning assets
  Loans (1)                          $  245,561    $   12,553         6.83%   $  206,288    $   11,406         7.39%
  Taxable investment
     Securities                          61,484         1,744         3.79%       43,837         1,642         5.01%
  Tax-exempt investment
     securities (2)                      10,315           469         6.08%        9,735           462         6.35%
  Corporate stock (2)                       312            17         7.28%          333            20         8.03%
  Federal funds sold                      4,170            27         0.87%        5,724            72         1.68%
  Investments in time deposits            4,924           138         3.75%        5,985           203         4.53%
                                     ----------    ----------                 ----------    ----------
Total earning assets                    326,766        14,948         6.12%      271,902        13,805         6.79%
                                                   ----------                               ----------
Cash & due from banks                    24,046                                   21,055
Other assets                              7,996                                    8,832
Allowance for loan & lease losses        (3,466)                                  (2,839)
                                     ----------                               ----------
                                     $  355,342                               $  298,950
                                     ==========                               ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $  115,549           637         0.74%   $   98,321           711         0.97%
  Savings                                16,334            26         0.21%       13,471            39         0.39%
  Time deposits                          72,521         1,127         2.08%       74,178         1,722         3.10%
  Other borrowings                       28,777           413         1.92%        8,715           185         2.84%
                                     ----------    ----------                 ----------    ----------
Total interest bearing
  liabilities                           233,181         2,203         1.26%      194,685         2,657         1.82%
                                                   ----------                               ----------
Demand deposits                          87,291                                   73,049
Other liabilities                         1,859                                    2,246
                                     ----------                               ----------
Total liabilities                       322,331                                  269,980
Shareholders' equity                     33,011                                   28,970
                                     ----------                               ----------
                                     $  355,342                               $  298,950
                                     ==========                               ==========
Net interest income & margin (3)                   $   12,745         5.21%                 $   11,148         5.48%
                                                   ==========   ==========                  ==========   ==========

(1) Loan interest includes loan fees of $655,000 and $422,000 during the nine months ending September 30, 2003 and September 30, 2002, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (273) and annualized to actual days in year (365).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
--------------------------------------------------------------------------------
Three Months Ended September 30, 2003 over 2002 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                   Volume       Rate (4)     Net Change
                                         ----------    ----------    ----------
   Net loans (1)(2)                      $      636    $     (213)   $      423
   Taxable investment securities                 20          (183)         (163)
   Tax exempt investment securities (3)           8            (6)            2
   Corporate stock                                1            (1)           --
   Federal funds sold                            11           (20)           (9)
   Investment in time deposits                  (18)          (13)          (31)
                                         ----------    ----------    ----------
     Total                                      658          (436)          222
                                         ----------    ----------    ----------

Interest-bearing liabilities:
   Demand deposits                               44           (58)          (14)
   Savings deposits                               3            (7)           (4)
   Time deposits                                (16)         (184)         (200)
   Other borrowings                              15           (22)           (7)
                                         ----------    ----------    ----------
     Total                                       46          (271)         (225)
                                         ----------    ----------    ----------
Interest differential                    $      612    $     (165)   $      447
                                         ==========    ==========    ==========

--------------------------------------------------------------------------------
Nine Months Ended September 30, 2003 over 2002 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                   Volume       Rate (4)     Net Change
                                         ----------    ----------    ----------
   Net loans (1)(2)                      $    2,171    $   (1,024)   $    1,147
   Taxable investment securities                661          (559)          102
   Tax exempt investment securities (3)          28           (21)            7
   Corporate stock                               (1)           (2)           (3)
   Federal funds sold                           (20)          (25)          (45)
   Investment in time deposits                  (36)          (29)          (65)
                                         ----------    ----------    ----------
     Total                                    2,803        (1,660)        1,143
                                         ----------    ----------    ----------

Interest-bearing liabilities:
   Demand deposits                              125          (199)          (74)
   Savings deposits                               8           (21)          (13)
   Time deposits                                (38)         (557)         (595)
   Other borrowings                             426          (198)          228
                                         ----------    ----------    ----------
     Total                                      521          (975)         (454)
                                         ----------    ----------    ----------
Interest differential                    $    2,282    $     (685)   $    1,597
                                         ==========    ==========    ==========

--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $310,000 and $111,000 during the three months ending September 30, 2003 and September 30, 2002, respectively, and $655,000 and $422,000 during the nine months ending September 30, 2003 and September 30, 2002, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $252,000 for loan and lease losses for the third quarter of 2003 as compared to $160,000 for the third quarter of 2002. Net loan and lease charge-offs for the three months ended September 30, 2003 were $133,000 or .21% (on an annualized basis) of average loans and leases as compared to a recovery of $87,000 or -.16% (on an annualized basis) of average loans and leases for the three months ended September 30, 2002. For the first nine months of 2003, the Company made provisions for loan and lease losses of $664,000 and net loan and lease charge-offs were $244,000 or .13% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $494,000 and net loan and lease recoveries of $33,000 for the first nine months of 2002 or -.02% (on an annualized basis) of average loans and leases outstanding.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income (Unaudited)
--------------------------------------------------------------------------------
                                          Three Months           Nine Months
                                             Ended                 Ended
                                          September 30,         September 30,
                                      -------------------   -------------------
                                         2003       2002       2003       2002
--------------------------------------------------------------------------------

Service charges on deposit accounts   $    138   $    141   $    410   $    427
Accounts receivable servicing fees          62         73        174        226
Fees from lease brokerage services         119        135        325        272
Merchant fee income                         95         93        266        255
Income from residential lending            108         72        285        175
Financial services income                   12         14         59         51
Other                                      111         91        217        257
--------------------------------------------------------------------------------
           Total noninterest income   $    645   $    619   $  1,736   $  1,663
--------------------------------------------------------------------------------

         Noninterest income was up $26,000 (4.2%) to $645,000 for the three months ended September 30, 2003 as compared to $619,000 for the three months ended September 30, 2002. The increase in noninterest income for the quarter can be attributed to an increase in residential lending fee income (up $36,000 or 50.0%). The residential lending division experienced an increase in loan volume as a result of low interest rates, which caused the number of refinances to increase.

         For the nine months ended September 30, 2003, noninterest income was up $73,000 (4.4%) to $1,736,000. The increase in noninterest income for the nine-month period can be attributed to increases in fees from lease brokerage services (up $53,000 or 19.5%) and an increase in residential lending fee income (up $110,000 or 62.9%). The increases were reduced by a decrease in fees from accounts receivable servicing (down $52,000 or 23.0%). The increase in lease brokerage services results from First Source Capital, the Company's lease brokerage subsidiary, which saw an increase in business due to the development of new relationships and a general positive increase in the businesses it services. The decrease in accounts receivable servicing was a result of a decrease in average accounts receivable balances outstanding from $2,395,000 in the nine-month period ended September 30, 2002 to $1,476,000 (38.4%) in the nine-month period ended September 30, 2003.

Noninterest Expense

         Noninterest expenses increased $302,000 (13.2%) to a total of $2,587,000 in the third quarter of 2003 versus the third quarter of 2002. Salary and employee benefits, which include commissions, increased $150,000 (10.9%) from $1,372,000 during the third quarter of 2002 to $1,522,000 during the third quarter of 2003. Salaries, which include commissions, increased $52,000 mainly as a result of normal salary adjustments and cost of living increases and higher commissions paid out in the Residential Lending Division of American River Bank. The remainder of the increase relates to higher incentive accruals, higher employer taxes and an increase in benefits, mainly due to higher health related and workers compensation insurance premiums. On a quarter-over-quarter basis, occupancy decreased $6,000 (2.8%) and furniture and equipment increased $8,000 (4.9%). Other expense increased $150,000 (27.8%) to a total of $690,000 in the third quarter of 2003 versus the third quarter of 2002. Professional fees, which are classified in the other expense line item, increased $33,000 (51.6%) from $64,000 during the third quarter of 2002 to $96,000 during the third quarter of 2003. The increase in professional fees in 2003 results from a recovery of legal fees ($22,000) in the third quarter of 2002 related to the resolution of a problem loan credit that did not reoccur in the third quarter of 2003. In addition directors expenses increased $28,000 (43.8%) from $64,000 during the third quarter of 2002 to $92,000 during the third quarter of 2003. The increase related to higher amounts accrued under the Gross-Up Plan. The Gross-Up Plan was set up in 1997 to compensate the directors for the tax effects of the exercise of nonstatutory stock options. The overhead efficiency ratios for the 2003 and 2002 third quarters were 52.2% and 51.0%, respectively.

         Noninterest expense for the nine-month period ended September 30, 2003 was $7,702,000 versus $6,917,000 for the same period in 2002 for an increase of $785,000 (11.3%). Salaries and benefits increased $557,000 (13.6%) in 2003 as compared to 2002. Salaries, which include commissions, increased $316,000 (9.5%) mainly as a result of expenses related to employee departures, normal salary adjustments and cost of living increases and higher commissions paid out in the Residential Lending Division of American River Bank. The remainder of the increase relates to higher incentive accruals, higher employer taxes and an increase in benefits, mainly due to higher health related and workers compensation insurance premiums. Full time equivalent employees remained at 99 at September 30, 2003 the same figure as September 30, 2002. Occupancy decreased $8,000 (1.3%) and furniture and equipment increased $26,000 (5.7%). The increase relates to the depreciation of technology related equipment purchased by the Company over the past twelve months. Other expense increased $210,000 (12.0%). Professional fees increased $47,000 (23.3%) from $202,000 during the first nine months of 2002 to $249,000 during the first nine months of 2003. The increase in professional fees in 2003 results from a recovery of legal fees ($86,000) in 2002 related to the resolution of a problem loan credit that did not reoccur in 2003. In addition directors expenses increased $53,000 (27.7%) from $191,000 during the first nine months of 2002 to $244,000 during the first nine months of 2003. The increase related to higher amounts accrued under the Gross-Up Plan. The overhead efficiency ratio for the first nine months of 2003 was 53.2% as compared to 54.0% in the same period of 2002.

Provision for Income Taxes

         The effective tax rate for the third quarter and first nine months of 2003 was 39.2% and 39.7%, respectively, versus 39.8% and 39.6%, respectively, for the same two periods of 2002.

Balance Sheet Analysis

         The Company's total assets were $370,260,000 at September 30, 2003 as compared to $342,563,000 at December 31, 2002, representing an increase of 8.1%. The average balances of total assets for the nine months ended September 30, 2003 was $355,342,000 which represents an increase of $56,392,000 or 18.9% over the $298,950,000 during the nine month period ended September 30, 2002. Total average assets for the third quarter of 2003 were $365,613,000 compared to $320,777,000 during the third quarter of 2002 for an increase of 14.0%.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At September 30, 2003, these categories accounted for approximately 21%, 55%, 2%, 12%, 1%, 4%, 3% and 2%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 21%, 52%, 3%, 14%, 1%, 3%, 4% and 2% at December 31, 2002. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for commercial ($5,665,000 or 11.5%), commercial real estate ($20,369,000 or 17.0%), residential real estate ($492,000 or 29.6%) and lease financing
receivable ($2,607,000 or 38.5%). Despite the new borrowers the Company experienced decreases in multi-family real estate ($1,292,000 or 17.1%), real estate construction ($2,790,000 or 8.6%), agriculture ($291,000 or 3.3%) and consumer ($483,000 or 7.6%) as a result of normal paydowns. Table Five below summarizes the composition of the loan portfolio as of September 30, 2003 and December 31, 2002.

Table Five: Loan and Lease Portfolio Composition
--------------------------------------------------------------------------------
                                                     September 30,  December 31,
(In thousands)                                           2003           2002
--------------------------------------------------------------------------------
Commercial                                            $   54,896     $   49,231
Real estate:
   Commercial                                            140,346        119,977
   Multi-family                                            6,281          7,573
   Construction                                           29,595         32,385
   Residential                                             2,153          1,661
Lease financing receivable                                 9,373          6,766
Agriculture                                                8,533          8,824
Consumer                                                   5,888          6,371
--------------------------------------------------------------------------------
Total loans                                              257,065        232,788
Allowance for loan and
   lease losses                                           (3,617)        (3,197)
Deferred loan and lease fees                                (690)          (583)
--------------------------------------------------------------------------------
Total net loans & leases                              $  252,758     $  229,008
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

         Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally composed of commitments to customers within the Company's service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans with SBA or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, American River Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. American River Bank acts as a broker between American River Bank's customers and the loan wholesalers. American River Bank receives an origination fee for loans closed.

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

         Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank's business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base. North Coast Bank's business is focused in Sonoma County with most of its business within the three communities in which North Coast Bank has offices (Santa Rosa, Windsor, and Healdsburg). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 69.3% of the Company's loan and lease portfolio at September 30, 2003. Although management believes the concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans & Leases

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely.

         At September 30, 2003, non-performing loans and leases were 0.16% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $411,000 at September 30, 2003 and $206,000 at December 31, 2002. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2003 and December 31, 2002.

Table Six:  Non-Performing Loans & Leases
--------------------------------------------------------------------------------
                                                     September 30,  December 31,
(In thousands)                                           2003           2002
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                         $      202     $        2
   Real estate                                                --             --
   Lease financing receivable                                117             --
   Consumer and other                                         --             --
--------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                                 59             42
   Real estate                                                --            160
   Lease financing receivable                                 33             --
   Consumer and other                                         --              2
--------------------------------------------------------------------------------
Total non-performing loans & leases                   $      411     $      206
================================================================================

         There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2003 or December 31, 2002. Management is not aware of any potential problem loans, which were accruing interest at September 30, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Allowance for Loan and Lease Losses Activity

         The Company maintains an allowance for loan and lease losses ("ALLL") to cover probable losses inherent in the loan and lease portfolio, which is based upon management's estimated range of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and recoveries and reduced by charge-offs. Actual losses for loans and leases can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The ALLL totaled $3,617,000 or 1.41% of total loans and leases at September 30, 2003 and $3,197,000 or 1.38% at December 31, 2002. Net charge-offs to average loans and leases were 0.21% (on an annualized basis) for the third quarter of 2003 and 0.13% (on an annualized basis) for the nine months ended September 30, 2003. Net charge-offs (recoveries) to average loans and leases were (0.16%) (on an annualized basis) for the third quarter of 2002 and (0.02%) (on an annualized basis) for the nine months ended September 30, 2002.

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

         The adequacy of the ALLL is determined based on three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Second, established specific reserves consistent with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" are assigned to individually impaired loans. These are estimated potential losses associated with specific borrowers based upon estimated cash flows or collateral value and events affecting the risk rating. Third, the Company maintains a reserve for qualitative factors that may affect the portfolio as a whole, such as those factors described above, including a reserve for model imprecision consistent with SFAS No. 5 "Accounting for Contingencies".

    Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Seven: Allowance for Loan and Lease Losses
--------------------------------------------------------------------------------------------------------
                                                       Three Months                   Nine Months
 (In thousands, except for percentages)                   Ended                         Ended
                                                       September 30,                 September 30,
                                                -------------------------     --------------------------
                                                    2003           2002           2003           2002
--------------------------------------------------------------------------------------------------------
Average loans and leases outstanding            $  248,646     $  213,412     $  245,561     $  206,288
--------------------------------------------------------------------------------------------------------

Allowance for possible loan and lease losses
at beginning of period                          $    3,498     $    2,894     $    3,197     $    2,614

Loans charged off:
   Commercial                                           --             --            (13)            (1)
   Real estate                                          --             --             --             (9)
   Lease financing receivable                         (153)            --           (315)            --
   Consumer                                             (5)            (2)            (8)           (47)
--------------------------------------------------------------------------------------------------------
Total                                                 (158)            (2)          (336)           (57)
--------------------------------------------------------------------------------------------------------
Recoveries of loans previously Charged off:
   Commercial                                           25             --             45              1
   Real estate                                          --             85             47             85
   Lease financing receivable                           --             --             --             --
   Consumer                                             --              4             --              4
--------------------------------------------------------------------------------------------------------
Total                                                   25             89             92             90
--------------------------------------------------------------------------------------------------------
Net loans (charged off)                               (133)            87           (244)            33
Additions to allowance charged
  To operating expenses                                252            160            664            494
--------------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                       $    3,617     $    3,141     $    3,617     $    3,141
--------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans and leases outstanding (annualized)            .21%          (.16%)          .13%          (.02%)
Provision of allowance for possible
  loan and lease losses to average loans
  and leases outstanding (annualized)                  .40%           .30%           .36%           .32%
Allowance for possible loan and lease losses
  to loans and leases net of deferred fees at
  end of period                                       1.41%          1.41%          1.41%          1.41%

Other Real Estate

         At September 30, 2003 and December 31, 2002, the Company did not have any other real estate ("ORE") properties.

Deposits

         At September 30, 2003, total deposits were $312,166,000 representing an increase of $36,370,000 (13.2%) from the December 31, 2002 balance of $275,796,000. Noninterest-bearing deposits increased $15,257,000 (18.6%) while interest-bearing deposits increased $21,113,000 (10.9%). Interest checking, money market and savings accounts increased $23,317,000 (19.2%) while time deposits decreased $2,204,000 (3.0%).

Other Borrowed Funds

         Other borrowings outstanding as of September 30, 2003 consist of advances (both long-term and short-term) from the FHLB and overnight borrowings from correspondent banks. The following table summarizes these borrowings (in thousands):

                                          September 30, 2003     December 31, 2002
                                          ------------------------------------------

                                           Amount      Rate       Amount      Rate
                                          ------------------------------------------
         Short-Term borrowings:

            FHLB advances                 $ 19,000       1.32%   $ 24,000       1.71%
            Advances from correspondent
                banks                           --         --       6,550       1.75%
                                          ------------------------------------------
         Total Short-Term borrowings      $ 19,000       1.32%   $ 30,550       1.72%
                                          ------------------------------------------
         Long-Term Borrowings:

            FHLB advances                 $  1,955       6.13%   $  1,992       6.13%
                                          ------------------------------------------

         The maximum amount of short-term borrowings at any month end during 2003 and 2002 was $38,100,000 and $33,900,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):


                                        Short Term          Long Term

                 Amount                 $   19,000          $   1,955
                 Maturity                     2004               2007
                 Average rates                1.32%              6.13%

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

         The Company and the Subsidiary Banks are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, which require maintenance of certain levels of capital. At September 30, 2003, shareholders' equity was $34,721,000, representing an increase of $2,995,000 (9.4%) from $31,726,000 at December 31, 2002. The ratio of total risk-based capital to risk adjusted assets was 13.0% at September 30, 2003 compared to 13.0% at December 31, 2002. Tier 1 risk-based capital to risk-adjusted assets was 11.7% at September 30, 2003 and 11.8% at December 31, 2002.

         Table Eight below lists the Company's actual capital ratios at September 30, 2003 and December 31, 2002 as well as the minimum capital ratios for capital adequacy.

Table Eight:  Capital Ratios
---------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets      At September 30,  At December 31,    Minimum Regulatory
                                           2003              2002        Capital Requirements
---------------------------------------------------------------------------------------------
Leverage ratio                             9.2%               8.9%                4.00%

Tier 1 Risk-Based Capital                 11.7%              11.8%                4.00%

Total Risk-Based Capital                  13.0%              13.0%                8.00%

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

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. The capital ratios of both Subsidiary Banks were in excess of the regulatory definition of "well capitalized" at December 30, 2003 and December 31, 2002.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of September 30,
2003 and December 31, 2002
---------------------------------------------------------------------------------------
(In thousands)                                   $ Change in NII      $ Change in NII
                                                   from Current         from Current
                                                 12 Month Horizon     12 Month Horizon
                                                September 30, 2003    December 31, 2002
                                                ------------------    -----------------
    Variation from a constant rate scenario
        +200bp                                      $  473                 $  318
        -200bp                                      $ (600)                $ (382)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2003 and 2002.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2003 and December 31, 2002 were approximately $72,065,000 and $3,542,000 and $61,714,000 and $3,668,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On September 30, 2003, consolidated liquid assets totaled $52.0 million or 14.1% of total assets compared to $49.7 million or 14.5% of total assets on December 31, 2002. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $31,000,000 with correspondent banks. At September 30, 2003, the Company had $31,000,000 available under these credit lines. Additionally, the Subsidiary Banks are members of the Federal Home Loan Bank (the "FHLB"). At September 30, 2003, the Subsidiary Banks could have arranged for up to $34,816,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2003, the Company had $13,194,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

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

Off-Balance Sheet Items

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $75,607,000 and $65,382,000 at September 30, 2003 and December 31, 2002, respectively. As a percentage of net loans these off-balance sheet items represent 29.9% and 28.6%, respectively.

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

Item 4. CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended September 30, 2003. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to ]be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         Merger of North Coast Bank, N.A. with and into American River Bank. The Registrant has filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation to obtain approval to merge North Coast Bank into American River Bank. The applications, subject to approval of the California Department of Financial Institutions and the Federal Deposit Insurance Corporation, also request that North Coast Bank conduct operations following the merger as "North Coast Bank, a division of American River Bank". It is anticipated that the merger will take place during the fourth quarter of 2003. The Board of Directors for North Coast Bank will remain affiliated with American River Bank and will serve in an advisory capacity for North Coast Bank, a division of American River Bank. The current officers of North Coast Bank will remain in their respective positions and Ray Byrne will remain the President of North Coast Bank, a division of American River Bank.

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

             (10.29) Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California.

            *(10.30) Employment Agreement between American River Holdings and David T. Taber dated August 22, 2003.

            *(10.31) Employment Agreement between American River Bank and William L. Young dated August 22, 2003.

             (10.32) Lease agreement between R & R Partners, A California General Partnership and North Coast Bank, N.A., dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California.

            *(10.33) Salary Continuation Agreement between American River Bank and Mitchell A. Derenzo dated August 22, 2003.

            *(10.34) Salary Continuation Agreement between American River Holdings and David T. Taber dated August 22, 2003.

            *(10.35) Salary Continuation Agreement between American River Bank and Douglas E. Tow dated August 22, 2003.

            *(10.36) Salary Continuation Agreement between American River Bank and William L. Young dated August 22, 2003.

             (14.1) American River Holdings Code of Ethical Conduct, incorporated by reference from Exhibit 14.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2002, filed with the Commission on March 20, 2003.

             (21.1) The Registrant's only subsidiaries are American River Bank, North Coast Bank, N.A. and First Source Capital.

             (31.1)      Certifications of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

             (31.2)      Certifications of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

             (32.1) Certification of American River Holdings by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         *Denotes management contracts, compensatory plans or arrangements.

                         **Incorporated by reference to registrant's
                         Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

(b) Reports on Form 8-K

On July 15, 2003, the Company filed a Report on Form 8-K announcing its financial results for the quarter ended June 30, 2003.

On September 18, 2003, the Company filed a Report on Form 8-K announcing a three for two stock split.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN RIVER HOLDINGS

November 5, 2003
----------------

                                       By: /s/ DAVID T. TABER
                                           -------------------------------------
                                           David T. Taber
                                           President and Chief Executive Officer


November 5, 2003                       By: /s/ MITCHELL A. DERENZO
----------------                           -------------------------------------
                                           Mitchell A. Derenzo
                                           Executive Vice President and Chief
                                              Financial Officer
                                           (Principal Financial and Accounting
                                              Officer)

                                  EXHIBIT INDEX



Exhibit Number               Description                                    Page
--------------------------------------------------------------------------------

    10.29          Lease agreement between American River Bank
                   and 520 Capitol Mall, Inc., dated August 19,
                   2003, related to 520 Capitol Mall, Suite 100,
                   Sacramento, California.                                   34

    10.30          Employment agreement between American River
                   Holdings and David T. Taber dated August 22, 2003.        78

    10.31          Employment agreement between American River
                   Bank and William L. Young dated August 22, 2003.          92

    10.32          Lease agreement between R & R Partners, A
                   California General Partnership and North
                   Coast Bank, N.A., dated July 1, 2003, related
                   to 8733 Lakewood Drive, Suite A, Windsor,
                   California.                                              107

    10.33          Salary Continuation Agreement between American
                   River Bank and Mitchell A. Derenzo dated August
                   22, 2003.                                                125

    10.34          Salary Continuation Agreement between American
                   River Holdings and David T. Taber dated
                   August 22, 2003.                                         139

    10.35          Salary Continuation Agreement between American
                   River Bank and Douglas E. Tow dated August 22, 2003.     153

    10.36          Salary Continuation Agreement between American
                   River Bank and William L. Young dated August 22, 2003.   167

    31.1           Certifications of Chief Executive Officer pursuant
                   to Section 302 of the Sarbanes-Oxley Act of 2002.        181

    31.2           Certifications of Chief Financial Officer pursuant
                   to Section 302 of the Sarbanes-Oxley Act of 2002.        182

    32.1           Certification of American River Holdings by its
                   Chief Executive Officer and Chief Financial Officer
                   pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002.                                                 183