Form 10-K
period 2003-12-31
AMERICAN RIVER HOLDINGS
filed 2004-03-19
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended    December 31, 2003
                                            -----------------

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $55,111,000

Number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2004

            No par value Common Stock - 4,188,007 shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant's definitive proxy statement for the 2004 annual meeting of shareholders.

The Index to the Exhibits is located at Page 84                     Page 1 of 90

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

         American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. American River Bank operates four banking offices in Placer and Sacramento Counties including the head office at 1545 River Park Drive, Suite 107, Sacramento, and branch offices at 9750 Business Park Drive, Sacramento, 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville. American River Bank was approved for a fifth location at 520 Capitol Mall, Suite 100, Sacramento, which opened for business on March 8, 2004. American River Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable legal limits. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future.

         The Company also owns 100% of First Source Capital formed in July 1999 to conduct lease financing for most types of business assets, from computer software to heavy earth-moving equipment. Specific leasing programs are tailored for vendors of equipment in order to increase their sales. First Source Capital acts as a lease broker and receives a fee for each lease recorded on the books of the party acting as the funding source. Various funding sources (including American River Bank) are utilized in connection with multiple leasing programs made available by First Source Capital. Effective January 7, 2004, the Company announced that First Source Capital discontinued operations as a subsidiary of the Company. Similar leasing operations have commenced at American River Bank through a division identified as "First Source Capital, a division of American River Bank."

         The Company also owns 100% of North Coast Bank, National Association ("North Coast Bank"). North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. North Coast Bank is headquartered in Santa Rosa, California and operates three full service-banking offices within its primary service areas of Sonoma County, in the cities of Healdsburg, Santa Rosa and Windsor. North Coast Bank's primary business is serving the business or commercial banking needs of small to mid-sized businesses within Sonoma County. On January 8, 2004, the Company announced the consummation of the merger of North Coast Bank, National Association with and into the Company's subsidiary, American River Bank, effective at the close of business on December 31, 2003. North Coast Bank operates as division of American River Bank identified as "North Coast Bank, a division of American River Bank."

         The Company also owns 100% of an inactive subsidiary, American River Financial. American River Financial was incorporated on August 26, 2003 and has been inactive since its formation.

         During 2003, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

         At December 31, 2003, the Company had consolidated assets of $397 million, deposits of $323 million and shareholders' equity of $35 million.

General

         The Company is a community-oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, Napa, Marin and Mendocino counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company's principal source of revenue comes from interest income. Interest income is derived from: (i) interest and fees on loans and leases; (ii) interest on investments (principally government securities); and (iii) interest on Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2003, these sources comprised 84.7%, 15.1%, and 0.2%, respectively, of the Company's interest income.

         The Subsidiary Banks' deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of the Subsidiary Banks' deposits are not concentrated within a single industry or group of related industries.

         As of December 31, 2003 and December 31, 2002, American River Bank held $9,000,000 in certificates of deposit for the State of California. As of December 31, 2003, North Coast Bank held $2,500,000 in certificates of deposit for the State of California; there were no State of California deposits at North Coast Bank on December 31, 2002. In connection with these deposits, the Subsidiary Banks are generally required to pledge securities to secure such deposits, except for the first $100,000, which are insured by the FDIC.

         American River Bank competes with approximately 32 and 24 other banking or savings institutions in Sacramento County and Placer County, respectively. American River Bank's market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 1.2% and 1.5%, respectively (based upon the most recent information made available by the FDIC through June 30, 2003). North Coast Bank competes with approximately 20 other banking or savings institutions in its service areas. North Coast Bank's market share of FDIC insured deposits in the service area of Sonoma County was approximately .8% (based upon the most recent information made available by the FDIC through June 30, 2003).

Employees

         At December 31, 2003, the Company and its subsidiaries employed 101 persons on a full-time equivalent basis. The Company believes its employee relations are good.

Website Access

         The Company maintains a website where certain information about the Company is posted. Through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as well as Section 16 Reports and amendments thereto, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports are free of charge and can be accessed through the address www.amrb.com by selecting the SEC Filings link located at that address. Once you have selected the SEC Filings link you will have the option to access the Section 16 Reports or the Reports filed by the Company by selecting the appropriate link.

Regulation and Supervision

General

         The following discussion pertains to operations of North Coast Bank and First Source Capital prior to becoming divisions of American River Bank as previously discussed on page 2 above. The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission (the "SEC").

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

         At December 31, 2003, American River Holdings, American River Bank and North Coast Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

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

         Community Reinvestment Act ("CRA") regulations evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. American River Bank and North Coast Bank each have ratings of "satisfactory" for CRA compliance.

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

Competition

Competitive Data

         American River Bank. At June 30, 2003, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 145 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 4 offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank's legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2003, American River Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $4,598,000 on an unsecured basis and $7,663,000 on a fully secured basis based on capital and reserves of $30,651,000.

         American River Bank's business is concentrated in its service area, which primarily encompasses Sacramento County and South Western Placer County. The economy of American River Bank's service area is dependent upon government, manufacturing, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2003, there were 181 operating commercial and savings bank offices in Sacramento County with total deposits of $14,718,627,000. This was an increase of $1,319,365,000 over the June 30, 2002 balances. American River Bank held a total of $172,457,000 in deposits, representing approximately 1.2% of total commercial and savings banks deposits in Sacramento County as of June 30, 2003.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2003, there were 86 operating commercial and savings bank offices in Placer County with total deposits of $3,810,163,000. This was an increase of $494,352,000 over the June 30, 2002 balances. American River Bank held a total of $58,732,000 in deposits, representing approximately 1.5% of total commercial and savings banks deposits in Placer County as of June 30, 2003.

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the risk-based assessment rate schedule, American River Bank's current capital ratios and levels of deposits, American River Bank anticipates no change in the assessment rate applicable to it during 2004 from that in 2003.

         North Coast Bank. The following discussion pertains to operations of North Coast Bank prior to becoming a division of American River Bank as previously discussed on page 2 above. At June 30, 2003, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 55 offices in the cities of Healdsburg, Santa Rosa and Windsor, California, where North Coast Bank has its 3 offices. Additionally, North Coast Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         North Coast Bank has also made arrangements with its correspondent banks and with others to provide some of the services for its customers, international banking, discount brokerage and insurance services, which North Coast Bank is not authorized nor prepared to offer currently. For borrowers requiring loans in excess of North Coast Bank's legal lending limits, North Coast Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, including American River Bank, retaining the portion of such loans which is within its lending limits. As of December 31, 2003, North Coast Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $946,000 based on capital and reserves of $6,308,000. On March 13, 2002, North Coast Bank was approved by the OCC to participate in a pilot program, whereby, North Coast Bank's lending limit would be increased to $1,577,000 for certain 1-4 family residential real estate and loans to small businesses on an exception basis. The aggregate amount of loans under the exception shall not exceed 100% of North Coast Bank's regulatory capital. The OCC defines the exception amount as that portion of a loan that is greater than the basic lending limit of $946,000 and less than the pilot program aggregate maximum of $1,577,000. These exceptions made under the pilot program are monitored by North Coast Bank's Board of Directors on a monthly basis.

         North Coast Bank's business is concentrated in its service area, which primarily encompasses Sonoma County. The economy of North Coast Bank's service area is dependent upon government, manufacturing, agriculture, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2003, there were 116 operating commercial and savings bank offices in Sonoma County with total deposits of $7,765,816,000. This was an increase of $494,394,000 over the June 30, 2002 balances. North Coast Bank held a total of $63,892,000 in deposits, representing approximately .8% of total commercial and savings banks deposits in Sonoma County as of June 30, 2003.


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

         On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act") which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the SEC pursuant to the Act include the following:

      o Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.
      o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
      o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the
         CEO and CFO and making issuer interference with an audit a crime.
      o  Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
      o  Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.
      o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. The disclosure obligation became effective for fiscal years ending on or after July 15, 2003. The ethics code must contain written standards that are reasonably designed to deter wrongdoing and to promote:

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

      o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert." The disclosure obligation became effective for fiscal years ending on or after July 15, 2003. To qualify as an "audit committee financial expert," a person must have:

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

      o  A prohibition on insider trading during pension plan black-out periods.
      o  Disclosure of off-balance sheet transactions.
      o  A prohibition on personal loans to directors and officers.
      o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
      o Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.
      o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.
      o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to be phased-in over a four year period reducing the filing deadline for Form 10-K reports from 90 days after the fiscal year end to 60 days and Form 10-Q reports from 45 days after the fiscal quarter end to 35 days.
      o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.
      o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act including:

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

         On November 4, 2003, the Securities and Exchange Commission adopted changes to the standards for the listing of issuer securities by the New York Stock Exchange and Nasdaq Stock Market. The revised standards for listing conform to and supplement Rule 10A-3 under the Securities Exchange Act of 1934, as amended, which the Securities and Exchange Commission adopted in April 2003 pursuant to the Act.

         The Company's securities are listed on the Nasdaq Stock Market. Consequently, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act, the Company must also comply with revised listing standards applicable to Nasdaq listed companies. Generally, listed companies must comply with the revised listing standards by the first annual meeting of shareholders following January 15, 2004. The revised Nasdaq listing standards applicable to the Company include the following:

      o A majority of directors of a listed company must be "independent", which excludes:

               o Any director who is, or at any time in the past three years was, employed by a listed company, its parent or a subsidiary;
               o Any director or any family member who received payments in excess of $60,000 in the current year or prior three years from a listed company, its parent or a subsidiary;
               o Any director whose family member is employed or during the last three years was employed as an executive officer of a listed company, its parent or a subsidiary;
               o Any director or any family member who is a partner, controlling shareholder or executive officer of an organization to which a listed company made payments or from which a listed company received payments, for services or property, in the current year or prior three years in excess of the greater of $200,000 or 5% of the recipient's consolidated gross revenues in the year of payment;
               o Any director or any family member who is employed as an executive officer of another organization where during the current year or prior three years an executive officer of a listed company served on the compensation committee of such organization; and
               o Any director or any family member who is a partner of the outside auditor of a listed company or was a partner or employee of the listed company's auditor and worked on the company's audit in the prior three years.

      o Independent directors of a listed company must meet alone in executive sessions at least two times annually.
      o Listed companies must certify adoption of a resolution or written charter dealing with nominations of directors and select nominees for election as directors either by determination of a majority of independent directors or by a nominating committee consisting solely of independent directors, with certain exceptions.
      o Compensation of a listed company's chief executive officer must be determined either by a majority of independent directors or by a compensation committee consisting solely of independent directors, with certain exceptions.
      o The audit committee of a listed company, subject to certain exceptions, must comply with requirements that include:

               o The committee be comprised of at least three independent directors who have not participated in the preparation of financial statements for the company, its parent or subsidiaries during the last three years;
               o Each director must be able to read and understand financial statements;
               o At least one director must meet the "financial sophistication" criteria which the company must certify;
               o  The committee must adopt a written charter; and
               o The committee is responsible for the review and approval of all related-party transactions, except those approved by another board committee comprised of independent directors.

      o The adoption or amendment of any equity compensation arrangement after June 30, 2003, such as a stock option plan, requires shareholder approval, subject to certain exemptions.
      o A code of conduct must be adopted by May 4, 2004 that (i) complies with the code of ethics requirements of the Act; (ii) covers all directors, officers and employees; (iii) includes an enforcement mechanism; and
         (iv) permits only the board of directors to grant waivers from or changes to the code of conduct affecting directors and executive officers and requires prompt disclosure thereof on a Form 8-K filing with the Securities and Exchange Commission.

         The effect of the Act upon the Company is uncertain; however, it is likely that the Company will incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, Nasdaq and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

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

ITEM 2.  Properties

         The Company and its subsidiaries lease eight and own one of their respective premises. American River Bank's head office is located at 1545 River Park Drive, Suite 107, Sacramento, California, in a modern, five floor building which has offstreet parking for its clients. American River Bank leases premises in the building from EOP-Point West, L.L.C. The lease term is ten years and expires on March 31, 2010. The premises consist of 9,498 square feet on the ground floor.

         American River Bank leases premises at 9750 Business Park Drive, Sacramento, California. The office space is leased from Bradshaw Plaza Group, which is owned in part by Charles D. Fite, a director of the Company. The lease term is seven years and expires on November 30, 2006. The premises consist of 4,590 square feet on the ground floor.

         American River Bank leases premises at 10123 Fair Oaks Boulevard, Fair Oaks, California. The office space is leased from Marjorie Taylor, a former director of the Company. The lease term is 12 years and expires on March 1, 2009. The premises consist of 2,380 square feet on the ground floor.

         American River Bank leases premises at 2240 Douglas Boulevard, Roseville, California. The office space is leased from Twin Tree Land Company. The lease term is 10 years and expires on December 18, 2006. The premises consist of 3,790 square feet on the ground floor.

         American River Bank leases premises at 520 Capitol Mall, Sacramento, California. The office space is leased from 520 Capitol Mall, Inc. The lease term is 10 years and expires on June 1, 2014. The premises consist of 4,010 square feet on the ground floor.

         The Company leases premises (used by First Source Capital) at 1540 River Park Drive, Suite 106, Sacramento California. The office space is leased from Cerini & Smith, LLC. The one-year lease term expired on February 14, 2004. Management has negotiated a month-to-month agreement of similar terms. The premises consist of 847 square feet on the ground floor.

         North Coast Bank leases premises at 8733 Lakewood Drive, Windsor, California. The office space is leased from R. and R. Partners. The two-year lease expires on December 31, 2005. The premises consist of 2,200 square feet on the ground floor.

         North Coast Bank owns premises at 412 Center Street, Healdsburg, California. The premises were purchased June 1, 1993. The purchase price for the land and building was $343,849. The building is 2,620 square feet sitting on 10,835 square feet of land.

         North Coast Bank leases premises at 50 Santa Rosa Avenue, Santa Rosa, California. The office space is leased from HSG Trust. The lease term is ten
(10) years and expires on January 31, 2009. The premises consist of 7,072 square feet on the ground floor.

         The leases on the premises located at 1545 River Park Drive, 9750 Business Park Drive, 2240 Douglas Boulevard, 50 Santa Rosa Avenue, and 8733 Lakewood Drive contain options to extend for five years. Included in the above are two facilities leased from current or former directors of the Company at terms and conditions which management believes are consistent with the commercial lease market.

         The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits in Part IV, Item 15 of this report.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of the shareholders during the fourth quarter of 2003.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

         The Company's common stock began trading on the NASDAQ National Stock Market ("NASDAQ") under the symbol "AMRB" on October 26, 2000. The following table shows the high and the low prices for the common stock, for each quarter, as reported by NASDAQ. The prices have been adjusted to reflect the three for two stock split distributed in 2003 and a 5% stock dividend distributed in 2002.

                   ==========================================
                        2003                High         Low
                   ------------------------------------------
                   First quarter           $15.93      $14.12
                   Second quarter           17.17       14.57
                   Third quarter            22.90       15.35
                   Fourth quarter           23.65       17.25

                        2002                High         Low
                   ------------------------------------------
                   First quarter           $12.22      $ 9.97
                   Second quarter           13.48       11.87
                   Third quarter            13.45       11.59
                   Fourth quarter           15.89       11.17
                   ==========================================

         The closing price for the Company's common stock on March 15, 2004 was $20.00.

Holders

         As of March 5, 2004, there were approximately 1,336 shareholders of record of the Company's common stock.

Dividends

         The Company has paid cash dividends on its common stock twice a year since 1992, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a twice a year basis. In 2003 and 2002, the Company declared cash dividends in the amount of $.30 and $.23 per common share. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

         As of December 31, 2003, the Subsidiary Banks had $10.6 million in retained earnings available for dividend payments to the Company, which in turn could be paid out to shareholders of the Company.

Stock Repurchases

         On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock. There were no repurchases of the Company's common stock during the fourth quarter of 2003. During 2003, the Company repurchased 1,500 shares; during 2002, the Company repurchased 65,627 shares and in 2001, the Company repurchased 33,705 shares under the repurchase plan.

ITEM 6.  Selected Financial Data

FINANCIAL SUMMARY

         The following table presents certain consolidated financial information concerning the business of the Company and its subsidiaries. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report.

As of and for the Years Ended December 31,
(In thousands, except per share amounts and ratios)

                                                2003          2002          2001          2000          1999
                                             ----------    ----------    ----------    ----------    ----------
STATEMENT OF OPERATIONS DATA

Net interest income                          $   16,866    $   15,073    $   14,577    $   13,585    $   11,754
Provision for loan and lease losses                 946           644           791           672           582
Other income                                      2,253         2,323         2,365         2,183         1,647
Other expenses                                   10,372         9,389         9,502         9,329         7,770
Income before income taxes                        7,801         7,363         6,649         5,767         5,049
Income taxes                                      3,060         2,904         2,612         2,221         1,921
Net income                                   $    4,741    $    4,459    $    4,037    $    3,546    $    3,128
Earnings per share - basic                   $     1.19    $     1.13    $     1.01    $     0.90    $     0.79
Earnings per share - diluted                       1.10          1.05          0.95          0.86          0.75
Cash dividends per share                           0.30          0.23          0.17          0.15          0.13
Book value per share                               8.74          8.05          7.04          6.16          5.52

BALANCE SHEET DATA:

Balance sheet totals-end of period:
  Assets                                     $  397,393    $  342,563    $  286,559    $  284,126    $  248,540
  Loans and leases, net                         262,464       229,008       195,026       200,658       157,044
  Deposits                                      322,507       275,796       254,888       239,312       223,077
  Shareholders' equity                           35,457        31,726        27,942        24,413        20,611
Average balance sheet amounts:
  Assets                                     $  363,175    $  309,574    $  279,049    $  259,315    $  224,960
  Loans and leases                              248,342       209,133       202,624       175,134       148,369
  Earning assets                                333,800       280,623       255,904       238,837       207,388
  Deposits                                      279,883       263,323       246,960       230,822       201,180
  Shareholders' equity                           33,461        29,509        26,316        22,258        19,916

SELECTED RATIOS:

For the year:
  Return on average equity                        14.17%        15.11%        15.34%        15.93%        15.71%
  Return on average assets                         1.31%         1.44%         1.45%         1.37%         1.39%
  Efficiency ratio *                              53.77%        53.47%        55.57%        58.59%        57.48%
  Net interest margin *                            5.10%         5.43%         5.76%         5.75%         5.72%
  Net chargeoffs to average loans &                0.08%         0.03%         0.31%         0.14%         0.14%
    leases
At December 31:
  Average equity to average assets                 9.21%         9.53%         9.43%         8.58%         8.85%
  Leverage capital ratio                           8.96%         8.93%         9.49%         8.78%         9.21%
  Allowance for loan and leases losses to          1.48%         1.38%         1.32%         1.21%         1.30%
    total loans and leases

* fully taxable equivalent

ITEM 7. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is American River Holdings management's discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2003, 2002 and 2001.

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

Overview

         The Company recorded its 80th consecutive profitable quarter for the quarter ended December 31, 2003. Net income in 2003 increased 6.3% to $4,741,000 versus $4,459,000 in 2002. Diluted earnings per share for the two years were $1.10 and $1.05, respectively. For 2003, the Company realized a return on average equity of 14.2% and a return on average assets of 1.31%, as compared to 15.1% and 1.44% for 2002. The net income for 2002 was $422,000 (10.5%) higher than the $4,037,000 recorded in 2001. Diluted earnings per share in 2001 were $0.95, return on average assets was 1.45% and return on average equity was 15.3%. All share and per share data for 2003, 2002 and 2001 have been adjusted for a 3 for 2 stock split distributed on October 31, 2003 and 5 percent stock dividends distributed on October 18, 2002 and October 19, 2001.

         Table One below provides a summary of the components of net income for the years indicated:

Table One: Components of Net Income
--------------------------------------------------------------------------------

         For the twelve months ended:

(In thousands, except percentages)      2003           2002           2001
                                     ----------     ----------     ----------

Net interest income*                 $   17,035     $   15,235     $    4,733
Provision for loan losses                  (946)          (644)          (791)
Noninterest income                        2,253          2,323          2,365
Noninterest expense                     (10,372)        (9,389)        (9,502)
Provision for income taxes               (3,060)        (2,904)        (2,612)
Tax equivalent adjustment                  (169)          (162)          (156)
                                     ----------     ----------     ----------

Net income                           $    4,741     $    4,459     $    4,037
                                     ==========     ==========     ==========

--------------------------------------------------------------------------------
Average total assets                 $  363,175     $  309,574     $  279,049
Net income as a percentage
  of average total assets                  1.31%          1.44%          1.45%

--------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

During 2003, total assets of the Company increased $54,830,000 (16.0%) to a total of $397,393,000 at year-end. At December 31, 2003, net loans totaled $262,464,000, up $33,456,000 (14.6%) from the ending balances on December 31,
2002. Deposit growth for the year was 16.9% resulting in ending deposit balances of $322,507,000. The Company ended 2003 with a Tier 1 capital ratio of 11.6% and a total risk-based capital ratio of 12.9%.

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

         The Company's fully taxable equivalent net interest margin was 5.43% in 2002, and 5.10% in 2003. The fully taxable equivalent net interest margin in dollars was up $1,800,000 (11.8%) in 2003 over 2002.

         The fully taxable equivalent interest income component increased from $18,747,000 in 2002 to $19,937,000 in 2003, representing a 6.3% increase. The increase in the fully taxable equivalent interest income for 2003 compared to the same period in 2002 is broken down by rate (down $2,371,000) and volume (up $3,561,000). The rate decrease can be attributed to decreases implemented by the

Company during 2001 and 2002 in response to Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. Although there was only one FRB rate decrease in 2003, the effects of thirteen such rate decreases by the FRB since January 1, 2001, resulted in a 71 basis point drop in the yield on average earning assets from 6.68% for 2002 to 5.97% for 2003. The volume increase was the result of an 18.9% increase in average earning assets. Average loan balances were up $39,209,000 (18.7%) in 2003 over the balances in 2002, while average investment securities balances were up $15,056,000 (25.1%). The increase in average loans is the result of a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market in addition to the purchase of a pool of loans in the amount of $10,664,000 from a competing financial institution.

         The fully taxable equivalent interest income component decreased from $20,999,000 in 2001 to $18,747,000 in 2002, representing a 10.7% decrease. The decrease in the fully taxable equivalent interest income for 2002 compared to the same period in 2001 is broken down by rate (down $3,955,000) and volume (up $1,703,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 and 2002 in response to FRB decreases in the Federal funds and Discount rates. During the two years there were twelve such rate decreases by the FRB resulting in a 525 basis point drop in the prime rate, which contributed to the drop in the yield on average earning assets from 8.21% for 2001 to 6.68% for 2002. The volume increase was the result of a 9.7% increase in average earning assets. Average loan balances were up $6,509,000 (3.2%) in 2002 over the balances in 2001, while average investment securities balances were up $19,449,000 (41.8%). The increase in investment securities is primarily due to a change in investment strategy whereby the Company has invested its excess funds in investment securities rather than Federal funds sold and the adoption of an investment strategy that allowed the Company to take advantage of a relatively steep yield curve, to utilize excess capital and to reduce exposure to further declines in intermediate term interest rates by purchasing mortgage-backed securities with average lives of 3 to 5 years and funding them with wholesale Federal Home Loan Bank advances that mature in one year or less.

         Interest expense decreased $610,000 (17.4%) in 2003 compared to 2002. The average balances on interest bearing liabilities were $33,976,000 (16.8%) higher in 2003 versus 2002. The higher balances accounted for a $455,000 increase in interest expense. The higher balances were due to internal growth of average interest bearing deposits ($21,620,000) and an increase in other borrowings ($12,356,000). The decrease in rates paid on interest bearing liabilities more than offset the increased expense due to the volume growth as the average rate paid decreased 51 basis points on a year-over-year basis and accounted for a decrease in interest expense of $1,065,000 for the period.

         Interest expense decreased $2,754,000 (44.0%) in 2002 compared to 2001. The average balances on interest bearing liabilities were $14,936,000 (8.0%) higher in 2002 versus 2001. The higher balances accounted for a $556,000 increase in interest expense. The higher balances were due to internal growth of average deposits ($4,570,000) and an increase in other borrowings ($10,366,000). The decrease in rates paid on interest bearing liabilities more than offset the increased expense due to the volume growth as the average rate paid decreased 161 basis points on a year-over-year basis and accounted for a decrease in interest expense of $3,310,000 for the period.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                       2003                              2002                              2001
                                 ------------------------------    ------------------------------    ------------------------------

(Taxable Equivalent Basis)          Avg                   Avg         Avg                   Avg         Avg                   Avg
(In thousands, except             Balance   Interest     Yield      Balance   Interest     Yield      Balance   Interest     Yield
  percentages)                   --------   --------   --------    --------   --------   --------    --------   --------   --------
Assets:
Earning assets
  Loans and leases (1)           $248,342   $ 16,744       6.74%   $209,133   $ 15,400       7.36%   $202,624   $ 17,883       8.83%
  Taxable investment
    Securities                     64,159      2,312       3.60%     49,875      2,359       4.73%     30,511      1,871       6.13%
  Tax-exempt investment
    securities (2)                 10,519        637       6.06%      9,803        616       6.28%      9,656        608       6.30%
  Corporate stock                     376         28       7.45%        320         25       7.81%        820         93      11.34%
  Federal funds sold                5,595         48       0.86%      5,488         80       1.46%      6,727        202       3.00%
  Investments in time
    deposits                        4,809        168       3.49%      6,004        267       4.45%      5,566        342       6.14%
                                 --------   --------               --------   --------               --------   --------
Total earning assets              333,800     19,937       5.97%    280,623     18,747       6.68%    255,904     20,999       8.21%
                                            --------                          --------                          --------
Cash & due from banks              24,914                            21,149                            17,023
Other assets                        7,993                            10,729                             8,774
Allowance for loan &
  lease losses                     (3,532)                           (2,927)                           (2,652)
                                 --------                          --------                          --------
                                 $363,175                          $309,574                          $279,049
                                 ========                          ========                          ========

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  NOW & MMDA                     $120,772        912       0.76%   $100,406        939       0.94%   $ 90,440      1,964       2.17%
  Savings                          16,714         35       0.21%     13,918         51       0.37%     13,602        166       1.22%
  Time deposits                    72,078      1,443       2.00%     73,620      2,178       2.96%     79,332      3,912       4.93%
  Other borrowings                 26,480        512       1.93%     14,124        344       2.44%      3,758        224       5.96%
                                 --------   --------               --------   --------               --------   --------
Total interest bearing
  Liabilities                     236,044      2,902       1.23%    202,068      3,512       1.74%    187,132      6,266       3.35%
                                            --------                          --------                          --------
Demand deposits                    90,685                            75,379                            63,586
Other liabilities                   2,985                             2,618                             2,015
                                 --------                          --------                          --------
Total liabilities                 329,714                           280,065                           252,733
Shareholders' equity               33,461                            29,509                            26,316
                                 --------                          --------                          --------
                                 $363,175                          $309,574                          $279,049
                                 ========                          ========                          ========
Net interest income &
  margin (3)                                $ 17,035       5.10%              $ 15,235       5.43%              $ 14,733       5.76%
                                            ========   ========               ========   ========               ========   ========


(1) Loan and lease interest includes loan and lease fees of $814,000, $545,000 and $506,000 in 2003, 2002 and 2001, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and
             Expenses
--------------------------------------------------------------------------------
Year ended December 31, 2003 over 2002 (dollars in thousands)
Increase (decrease) due to change in:

                                           Volume       Rate (4)     Net Change
                                         ----------    ----------    ----------
Interest-earning assets:
  Net loans and leases (1)(2)            $    2,887    $   (1,543)   $    1,344
  Taxable investment securities                 676          (723)          (47)
  Tax-exempt investment securities (3)           45           (24)           21
  Corporate stock                                 4            (1)            3
  Federal funds sold & other                      2           (34)          (32)
  Investment in time deposits                   (53)          (46)          (99)
                                         ----------    ----------    ----------
    Total                                     3,561        (2,371)        1,190
                                         ----------    ----------    ----------

Interest-bearing liabilities:
  Demand deposits                               190          (217)          (27)
  Savings deposits                               10           (26)          (16)
  Time deposits                                 (46)         (689)         (735)
  Other borrowings                              301          (133)          168
                                         ----------    ----------    ----------
    Total                                       455        (1,065)         (610)
                                         ----------    ----------    ----------
Interest differential                    $    3,106    $   (1,306)   $    1,800
                                         ==========    ==========    ==========

Year Ended December 31, 2002 over 2001 (in thousands)
Increase (decrease) due to change in:

                                           Volume       Rate (4)     Net Change
                                         ----------    ----------    ----------
Interest-earning assets:
  Net loans and leases (1)(2)            $      574    $   (3,057)   $   (2,483)
  Taxable investment securities               1,187          (699)          488
  Tax-exempt investment securities (3)            9            (1)            8
  Corporate stock                               (57)          (11)          (68)
  Federal funds sold & other                    (37)          (85)         (122)
  Investment in time deposits                    27          (102)          (75)
                                         ----------    ----------    ----------
    Total                                     1,703        (3,955)       (2,252)
                                         ----------    ----------    ----------

Interest-bearing liabilities:
  Demand deposits                               216        (1,241)       (1,025)
  Savings deposits                                4          (119)         (115)
  Time deposits                                (282)       (1,452)       (1,734)
  Other borrowings                              618          (498)          120
                                         ----------    ----------    ----------
    Total                                       556        (3,310)       (2,754)
                                         ----------    ----------    ----------
Interest differential                    $    1,147    $     (645)   $      502
                                         ==========    ==========    ==========

(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans and leases.
(2) Loan and lease fees of $814,000, $545,000 and $506,000 for the years ended December 31, 2003, 2002 and 2001, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $946,000 for loan and lease losses in 2003 as compared to $644,000 for 2002. Net loan charge-offs for 2003 were $194,000 as compared to $61,000 in 2002. In 2003 and 2002, net loan charge-offs as a percentage of average loans outstanding was .08% and .03%, respectively. In 2001, the Company provided $791,000 for loan and lease losses and net charge-offs were $631,000. For further information please see the Allowance for Loan and Lease Losses Activity.

Service Charges and Fees and Other Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
---------------------------------------------------------------------------------------------
                                                                Year Ended December 31,
                                                         ------------------------------------
                                                            2003         2002         2001
                                                         ----------   ----------   ----------
         Service charges on deposit accounts             $      534   $      563   $      562
         Accounts receivable servicing fees                     247          294          459
         Merchant fee income                                    357          344          277
         Fees from lease brokerage services                     381          459          264
         Income from residential lending division               366          278          274
         Gain on sale of available-for-sale securities           33           --           --
         Other                                                  335          385          529
                                                         ----------   ----------   ----------

                                                         $    2,253   $    2,323   $    2,365
                                                         ==========   ==========   ==========

         Noninterest income was down $70,000 (3.0%) to $2,253,000 in 2003 from the 2002 level. The decrease in noninterest income can be attributed to a decrease in accounts receivable servicing fees (down $47,000 or 16.0%) and lower fees from lease brokerage services (down $78,000 or 17.0%). The decrease in fees from accounts receivable servicing and lease brokerage services were offset by an increase in fees from the residential lending division (up $88, 000 or 31.7%) and an increase in merchant fee income (up $13,000 or 3.8%). The decrease in accounts receivable servicing fees was a result of a decrease in average accounts receivable balances outstanding from $2,299,000 in 2002 to $1,540,000 (33.0%) in 2003. The decrease in lease brokerage service fees resulted from an overall slowdown in the leasing industry over the last two quarters of 2003. The increase in fees from the residential lending division came from an increase in loan volume as a result of low interest rates, which caused the number of refinances to increase.

         Noninterest income was down $42,000 (1.8%) to $2,323,000 in 2002 from the 2001 level. The decrease in noninterest income can be attributed to a decrease in accounts receivable servicing fees (down $165,000 or 35.9%) and lower brokerage fees from the Real Estate Division at North Coast Bank (the "REDNCB") (down $92,000 or 89.3%). The decrease in fees from accounts receivable servicing and brokerage fees from the REDNCB were offset by increases in fees from lease brokerage services (up $195,000 or 73.9%) and an increase in merchant fee income (up $67,000 or 24.2%). The decrease in accounts receivable servicing fees was a result of a decrease in average accounts receivable balances outstanding from $3,467,000 in 2001 to $2,299,000 (33.7%) in 2002. The decrease in brokerage fees from the REDNCB (which were recorded in "Other" in Table Four) resulted from the decision to shut down the REDNCB in the first quarter of 2002. The increase in lease brokerage services resulted from an increase in business at First Source Capital, the Company's lease brokerage subsidiary, due to the development of new relationships and a general positive increase in the businesses it serviced.

Salaries and Benefits

         Salaries and benefits, which include commissions, were $6,233,000 (up $638,000 or 11.4%) for 2003 as compared to $5,595,000 in 2002. The increase is primarily the result of increased salaries ($335,000 or 7.7%) and commissions ($53,000 or 30.6%) mainly as a result of expenses related to employee departures, normal salary adjustments, cost of living increases and higher commissions paid to employees in the Residential Lending Division of American River Bank. The remainder of the increase relates to higher incentive accruals ($122,000 or 16.9%), higher employer taxes ($26,000 or 7.4%) and an increase in benefits ($129,000 or 23.0%), mainly due to higher health related and workers compensation insurance premiums. At the end of 2003, the full-time equivalent staff was 101, up two from the 99 at the end of 2002.

         Salaries and benefits were $5,595,000 (up $261,000 or 4.9%) for 2002 as compared to $5,334,000 in 2001. The increase is primarily the result of higher incentive accruals ($720,000 in 2002 as compared to $277,000 in 2001). The increased incentive was due to the Company exceeding its performance goals by a greater margin for 2002 than in 2001. The increased incentive was offset by lower commissions paid to employees in the REDNCB (down $115,000). At the end of 2002, the full-time equivalent staff was 99, down one from the 100 at the end of 2001.

Occupancy, Furniture and Equipment

         Occupancy expense decreased $23,000 (2.7%) during 2003 to $817,000, down from $840,000 in 2002. The decrease represents new lease terms, which included less space, at the building that houses the Company's Windsor Office. Furniture and equipment expense was $653,000 in 2003 compared to $620,000 in 2002, representing a $33,000 (5.3%) increase. The increase relates to the depreciation of technology related equipment purchased by the Company over the past twelve months.

         Occupancy expense increased $30,000 (3.7%) during 2002 to $840,000, up from $810,000 in 2001. The increase represents annual rent adjustments under the existing lease agreements and higher utility costs passed on to the Company from its landlords. Furniture and equipment expense was $620,000 in 2002 compared to $564,000 in 2001, representing a $56,000 (9.9%) increase. This increase relates to technology upgrades made during 2002, including upgrades to the network and improvements to the network and internet security and the network power stability system. In addition the expense includes a full year of depreciation related to the purchase of a new core banking system in the second quarter of 2001.

Other Expenses

         Other expenses were $2,669,000 (up $335,000 or 14.4%) for 2003 as compared to $2,334,000 for 2002. Professional fees increased $73,000 (27.9%) from $262,000 during 2002 to $336,000 in 2003. The increase in professional fees in 2003 resulted from a recovery of legal fees ($86,000) in 2002 related to the resolution of a problem loan credit that did not reoccur in 2003. In addition, directors expenses increased $105,000 (42.3%) from $248,000 during 2002 to $353,000 in 2003. The increase related to higher amounts accrued under the Gross-Up Plan (the "Plan"). The Plan compensates for the tax effects of the exercise of nonstatutory stock options. The Plan named certain non-employee Directors as participants and applies only to those options granted on August 25, 1995. The Plan encourages participating optionees to retain shares acquired through the exercise of nonstatutory stock options by the Company paying to the participating optionee an amount equal to the taxable income resulting from an exercise of a nonstatutory stock option multiplied by the Company's effective tax rate, subject to the optionee's agreement to hold the shares acquired for a minimum of one (1) year. The Company also recognized a recovery of an operating loss in 2002 in the amount of $80,000. The loss was originally recognized in 2001 and did not reoccur in 2003. The overhead efficiency ratio on a taxable equivalent basis for 2003 was 53.8% as compared to 53.5% in 2002.

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

Provision for Taxes

         The effective tax rate on income was 39.2%, 39.4% and 39.3% in 2003, 2002 and 2001, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense (net of federal tax effect) of $538,000, $501,000 and $465,000 in these years. Tax-exempt income of $475,000,
$460,000 and $464,000 from investment securities in these years helped to reduce the effective tax rate.

Balance Sheet Analysis

         The Company's total assets were $397,393,000 at December 31, 2003 as compared to $342,563,000 at December 31, 2002, representing an increase of 16.0%. The average balances of total assets during 2003 were $363,175,000 which represents an increase of $53,601,000 (17.3%) over the December 31, 2002 total of $309,574,000.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At December 31, 2003, these categories accounted for approximately 22%, 53%, 2%, 14%, 1%, 3%, 3% and 2%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 21%, 52%, 3%, 14%, 1%, 3%, 4% and 2% at December 31, 2002. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan and lease paydowns and payoffs, resulted in net increases in balances for commercial ($8,115,000 or 15.5%), commercial real estate ($22,272,000 or 18.6%), real estate construction ($5,049,000 or 15.6%), and lease financing receivable ($2,510,000 or 37.1%). Despite the new borrowers, the Company experienced decreases in multi-family real estate ($2,272,000 or 30.0%), residential real estate ($153,000 or 9.2%), agriculture ($797,000 or 9.0%) and consumer loans ($421,000 or 6.6%) as a result of normal paydowns. Table Five below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Five: Loan and Lease Portfolio Composition
-----------------------------------------------------------------------------------------------
                                                        December 31,
                             ------------------------------------------------------------------
(dollars in thousands)          2003          2002          2001          2000          1999
-----------------------------------------------------------------------------------------------
Commercial                   $   57,346    $   49,231    $   43,619    $   52,726    $   42,148
Real estate:
  Commercial                    142,249       119,977        99,355        96,840        71,655
  Multi-family                    5,301         7,573           803           550           487
  Construction                   37,434        32,385        30,821        27,182        25,784
  Residential                     1,508         1,661         3,119         8,085         6,234
Agriculture                       8,027         8,824        10,251        10,764         7,200
Consumer                          5,950         6,371         7,598         6,413         5,896
Lease financing receivable        9,276         6,766         2,499         1,150           122
-----------------------------------------------------------------------------------------------
                                267,091       232,788       198,065       203,710       159,526
Deferred loan fees, net            (678)         (583)         (425)         (598)         (420)
Allowance for loan and
  lease losses                   (3,949)       (3,197)       (2,614)       (2,454)       (2,062)
-----------------------------------------------------------------------------------------------
Total net loans and leases   $  262,464    $  229,008    $  195,026    $  200,658    $  157,044
===============================================================================================

         A significant portion of the Company's loans and leases are direct loans and leases made to individuals and local businesses. The Company relies substantially on local promotional activity and personal contacts by bank officers, directors and employees to compete with other financial institutions. The Company makes loans and leases to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment.

         Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company's service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, American River Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. American River Bank acts as a broker between American River Bank's customers and the loan wholesalers. American River Bank receives an origination fee for loans closed.

         Average net loans and leases in 2003 were $248,342,000 which represents an increase of $39,209,000 (18.7%) over the average in 2002. Average net loans and leases in 2002 were $209,133,000 which represents an increase of $6,509,000 (3.2%) over the average in 2001. Loan growth in 2003 and 2002 resulted from a favorable economy in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers.

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

         Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank's business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base. North Coast Bank business is focused in Sonoma County with most of its business within the three communities in which North Coast Bank has offices (Santa Rosa, Windsor, and Healdsburg). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 69.8% of the Company's loan and lease portfolio at December 31, 2003. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         The recorded investments in loans and leases that were considered to be impaired totaled $181,000 and $206,000 at December 31, 2003 and 2002, respectively. The related allowance for losses for these loans and leases at December 31, 2003 and December 31, 2002 was $59,000 and $51,000, respectively. Management believes that the allowance allocations are adequate for the inherent risk of those loans and leases. The average recorded investment in impaired loans and leases for the years ended December 31, 2003, 2002 and 2001 was $148,000, $472,000 and $733,000, respectively.

         Interest due but excluded from interest income on nonaccrual loans and leases was not material during 2003, 2002 and 2001. In 2003, 2002 and 2001, interest income recognized from payments received on nonaccrual loans and leases was also not material.


         Table Six below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more as of year-end for the past five years.

Table Six: Non-Performing Loans and Leases
-----------------------------------------------------------------------------------------
                                                              December 31,
                                               ------------------------------------------
(dollars in thousands)                          2003     2002     2001     2000     1999
-----------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
  Commercial                                   $    2   $    2   $   --   $   --   $   --
  Real estate                                      --       --       --       --       --
  Consumer and other                               --       --       --       --       --
-----------------------------------------------------------------------------------------
Nonaccrual:
  Commercial                                       --       42      534      225       30
  Real estate                                      --      160      314      449       --
  Lease financing receivable                      179       --       --       --       --
  Consumer and other                               --        2        8       --       --
-----------------------------------------------------------------------------------------
Total non-performing loans and leases          $  181   $  206   $  856   $  674   $   30
=========================================================================================

         There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2003. Management is not aware of any potential problem loans or leases, which were accruing and current at December 31, 2002 or 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

         The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management's judgment after consideration of numerous factors including but not limited to: (i) local and regional economic conditions, (ii) borrowers' financial condition, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans and leases which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

         The Company establishes general reserves in accordance with Statement of Accounting Standards ("SFAS") No. 5., Accounting for Contingencies, and specific reserves in accordance with SFAS No. 114, Accounting by Creditors for

Impairment of a Loan. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While Management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

         Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Seven: Allowance for Loan and Lease Losses
-------------------------------------------------------------------------------------------------------------
(in thousands, except for
percentages)                                                    Year Ended December 31,
                                          -------------------------------------------------------------------
                                             2003          2002          2001          2000           1999
-------------------------------------------------------------------------------------------------------------
Average loans and leases
outstanding                               $  248,342    $  209,133    $  202,624    $  175,134     $  148,369
-------------------------------------------------------------------------------------------------------------

Allowance for possible loan & lease
  losses at beginning of period           $    3,197    $    2,614    $    2,454    $    2,062     $    1,693

Loans and leases charged off:
  Commercial                                      13            44           556           265            214
  Real estate                                     --            59            85            --             --
  Consumer                                         8            48            13             1              3
  Lease financing receivable                     333            --            57            --             14
-------------------------------------------------------------------------------------------------------------
Total                                            354           151           711           266            231
-------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases
previously charged off:
  Commercial                                     113             1             9            23             15
  Real estate                                     47            85            --            --             --
  Consumer                                        --             4            --             4              3
  Lease financing receivable                      --            --            71            --             --
-------------------------------------------------------------------------------------------------------------
Total                                            160            90            80            27             18
-------------------------------------------------------------------------------------------------------------
Net loans and leases charged off                 194            61           631           239            213
Amount transferred for accounts
  receivable servicing valuation
  reserve                                         --            --            --           (41)            --
Additions to allowance charged
  to operating expenses                          946           644           791           672            582
-------------------------------------------------------------------------------------------------------------
Allowance for possible loan and
  lease losses at end of period           $    3,949    $    3,197    $    2,614    $    2,454     $    2,062

Ratio of net charge-offs to average
  loans and leases outstanding                   .08%          .03%          .31%          .14%           .14%

Provision for possible loan and lease
  losses to average loans and leases
  outstanding                                    .38%          .31%          .39%          .38%           .39%

Allowance for possible loan and
  lease losses to loans and leases, net
  of deferred fees, at end of period            1.48%         1.38%         1.32%         1.21%          1.30%

         The adequacy of the ALLL is determined based on three components. First, is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Second, established specific reserves consistent with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" are assigned to individually impaired loans. These are estimated potential losses associated with specific borrowers based upon estimated cash flows or collateral value and events affecting the risk rating. Third, the Company maintains a reserve for qualitative factors that may affect the portfolio as a whole, such as those factors described above, including a reserve for model imprecision consistent with SFAS No. 5 "Accounting for Contingencies".

         It is the policy of management to maintain the allowance for loan and lease losses at a level adequate for known and inherent risks in the portfolio. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan and lease losses and the allowance for loan and lease losses are prudent and adequate. Adjustments may be made based on differences from estimated loan and lease growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans and leases charged off in future periods can be made with any certainty.

         The allowance for loan and lease losses totaled $3,949,000 or 1.48% of total loans and leases at December 31, 2003, $3,197,000 or 1.38% of total loans and leases at December 31, 2002, and $2,614,000 or 1.32% at December 31, 2001.

         As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will dictate future allowance levels. Table Eight below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2003. The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Table Eight: Allowance for Loan and Lease Losses by Loan Category
--------------------------------------------------------------------------------------------------------------------
(in thousands,
except percentages)               December 31, 2003             December 31, 2002             December 31, 2001
--------------------------------------------------------------------------------------------------------------------
                                        Percent of loans              Percent of loans              Percent of loans
                                        in each category              in each category              in each category
                              Amount     to total loans     Amount     to total loans     Amount     to total loans
--------------------------------------------------------------------------------------------------------------------
Commercial                   $    865         21.5%        $    660         21.1%        $    923         22.0%
Real estate                     2,579         69.8%           2,173         69.5%           1,288         67.7%
Agriculture                       201          3.0%             116          3.8%             147          5.3%
Consumer                           91          2.2%             152          2.9%             206          3.8%
Lease financing receivable        213          3.5%              96          2.7%              50          1.2%
--------------------------------------------------------------------------------------------------------------------
Total allocated              $  3,949        100.0%        $  3,197        100.0%        $  2,614        100.0%
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
(in thousands,
except percentages)               December 31, 2000             December 31, 1999
--------------------------------------------------------------------------------------
                                        Percent of loans              Percent of loans
                                        in each category              in each category
                              Amount     to total loans     Amount     to total loans
--------------------------------------------------------------------------------------
Commercial                   $    781         25.9%        $    642         26.4%
Real estate                     1,392         65.1%           1,252         65.3%
Agriculture                       105          5.3%              78          4.5%
Consumer                          153          3.1%              88          3.7%
Lease financing receivable         23           .6%               2           .1%
--------------------------------------------------------------------------------------
Total allocated              $  2,454        100.0%        $  2,062        100.0%
--------------------------------------------------------------------------------------

Other Real Estate

         At December 31, 2003 and 2002, the Company did not have any Other Real Estate properties.

Deposits

         At December 31, 2003, total deposits were $322,507,000 representing an increase of $46,711,000 (16.9%) over the December 31, 2002 balance of $275,796,000. The deposit growth in 2003 can be attributed to a concentrated effort to increase noninterest-bearing demand, interest-bearing money market and NOW accounts and savings accounts. As a result, these accounts increased 24.8%, 23.7% and 13.1%, respectively, in 2003. During 2002, deposits increased $20,908,000 (8.2%) from the total of $254,888,000 at December 31, 2001.

Other Borrowed Funds

         Other borrowings outstanding as of December 31, 2003 consist of advances (both long-term and short-term) from the Federal Home Loan Bank (the "FHLB") and an overnight borrowing from a correspondent bank. The following table summarizes these borrowings (dollars in thousands):

                                                2003                2002                2001
                                          --------------------------------------------------------
                                           Amount     Rate     Amount     Rate     Amount     Rate
                                          --------------------------------------------------------
         Short-Term borrowings:

            FHLB advances                 $ 25,000    1.40%   $ 24,000    1.71%   $     --      --
            Advances from correspondent
               banks                         9,600    1.44%      6,550    1.75%         --      --
                                          --------------------------------------------------------

         Total Short-Term borrowings      $ 34,600    1.41%   $ 30,550    1.72%   $     --      --
                                          --------------------------------------------------------

         Long-Term Borrowings:

            FHLB advances                 $  1,942    6.13%   $  1,992    6.13%   $  2,039    6.13%
                                          --------------------------------------------------------

         Total Short-Term borrowings      $  1,942    6.13%   $  1,992    6.13%   $  2,039    6.13%
                                          --------------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during 2003, 2002 and 2001, was $38,100,000, $33,900,000 and $12,390,000, respectively.
The advance from the correspondent bank at December 31, 2003, bears an interest rate of 1.44% and matured on January 1, 2004. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                       Short Term        Long Term

                  Amount               $   25,000        $    1,942
                  Maturity                   2004              2007
                  Average rates              1.40%             6.13%

         The Company has also been issued a total of $667,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2003 and management does not expect to draw upon these lines in the future.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock. During 2003, the Company repurchased 1,500 shares; during 2002, the Company repurchased 65,627 shares and in 2001, the Company repurchased 33,705 shares under the repurchase plan.

         The Company and its banking subsidiaries are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its banking subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2003, shareholders' equity was $35,457,000, representing an increase of $3,731,000 (11.8%) from $31,726,000 at
December 31, 2002. In 2002, shareholders' equity increased $3.8 million (13.5%) from 2001. The ratio of total risk-based capital to risk adjusted assets was 12.9% at December 31, 2003 compared to 13.0% at December 31, 2002. Tier 1 risk-based capital to risk-adjusted assets was 11.6% at December 31, 2003 and 11.8% at December 31, 2002.

         Table Nine below lists the Company's actual capital ratios at December 31, 2003 and 2002 as well as the minimum capital ratios for capital adequacy.

Table Nine: Capital Ratios
-------------------------------------------------------------------------
                                   At December 31,    Minimum Regulatory
Capital to Risk-Adjusted Assets    2003      2002    Capital Requirements
-------------------------------------------------------------------------

Leverage ratio                      9.0%      8.9%           4.00%

Tier 1 Risk-Based Capital          11.6%     11.8%           4.00%

Total Risk-Based Capital           12.9%     13.0%           8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All of the Company's banking subsidiary ratios are in excess of the regulatory definition of "well capitalized."

         Management believes that the Company's capital is adequate to support current operations and anticipated growth, cash dividends and future capital requirements of the Company and its subsidiaries.

Market Risk Management

         Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. The Company has a Risk Management Committee that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

         Asset/Liability Management. Activities involved in asset/liability management include, but are not limited to, lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the consolidated balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

         Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans and leases, securities and interest bearing liabilities

(i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2004 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2003 balances.

         Table Ten below summarizes the effect on net interest income (NII) of a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Table Ten: Interest Rate Risk Simulation of Net Interest as of December 31, 2003
--------------------------------------------------------------------------------
  (dollars in thousands)                                        $ Change in NII
                                                                  from Current
                                                                12 Month Horizon
                                                                ----------------
         Variation from a constant rate scenario
             +200bp                                                  $  427
             -200bp                                                  $ (592)

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

         As reflected in Table Eleven below, at December 31, 2003, the cumulative gap through the one-year time horizon indicates a slightly liability sensitive position.

Table Eleven: Interest Rate Sensitivity
December 31, 2003
--------------------------------------------------------------------------------------------------------------
Assets and Liabilities
  which mature or reprice within (days):
                                                                                         Non-
  (dollars in thousands)           0-90        91-180        181-365      Over 365    repricing       Total
--------------------------------------------------------------------------------------------------------------
Assets:
  Investment securities         $    3,657   $    1,703    $    6,582    $   84,100   $       --    $   96,042
  Loans and leases                 139,584       26,256        20,359        76,265           --       262,464
  Other assets                          --           --            --            --       38,887        38,887
--------------------------------------------------------------------------------------------------------------
    Total assets                $  143,241   $   27,959    $   26,941    $  160,365   $   38,887    $  397,393
==============================================================================================================
Liabilities:
  Noninterest bearing           $       --   $       --    $       --    $       --   $  102,308    $  102,308
  Interest bearing:
    Transaction                     14,203        5,681         4,261         4,261           --        28,406
    Money market                    51,213       20,547        15,409        15,409           --       102,578
    Savings                          8,797        3,519         1,759         3,519           --        17,594
    Time certificates               33,350       16,020        12,229        10,022           --        71,621
  Short-term borrowings             20,600       14,000            --            --           --        34,600
  Long-term borrowings                   5            5            12         1,920           --         1,942
  Other liabilities                     --           --            --            --        2,887         2,887
  Shareholders' equity                  --           --            --            --       35,457        35,457
--------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity        $  128,168   $   59,772    $   33,670    $   35,131   $  140,652    $  397,393
==============================================================================================================
Interest rate
  sensitivity gap               $   15,073   $  (31,813)   $   (6,729)   $  125,234   $ (101,765)
Cumulative interest
  rate sensitivity gap          $   15,073   $  (16,740)   $  (23,469)   $  101,765           --

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the periods ended December 31, 2003, 2002 and 2001.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2003 were approximately $71,858,000 and $741,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2003, consolidated liquid assets totaled $56.8 million or 14.3% of total assets compared to $49.7 million or 14.5% of total assets on December 31, 2002. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $31,000,000 with correspondent banks. At December 31, 2003, the Company had $21,400,000 available under these credit lines. Additionally, the Subsidiary Banks are members of the FHLB. At December 31, 2003, the Subsidiary Banks could have arranged for up to $34,690,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2003, the Company had $13,077,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the Available-for-Sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing through the end of 2003, much of the investment portfolio has experienced significant price appreciation, which has resulted in unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank and North Coast Bank can also pledge securities to borrow from the FRB and the FHLB.

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

Table Twelve: Certificates of Deposit Maturities
December 31, 2003
--------------------------------------------------------------------------------
(dollars in thousands)                      Over $100,000     Less than $100,000
--------------------------------------------------------------------------------
 Three months or less                        $   21,668           $    7,090
 Over three months through six months            11,391                5,367
 Over six months through twelve months            8,479                4,635
 Over twelve months                               7,545                5,446
--------------------------------------------------------------------------------
 Total                                       $   49,083           $   22,538
================================================================================

         Loan and lease demand also affects the Company's liquidity position. Table Thirteen below presents the maturities of loans and leases for the period indicated.

Table Thirteen: Loan and Lease Maturities (Gross Loans and Leases)
--------------------------------------------------------------------------------
December 31, 2003
--------------------------------------------------------------------------------
                          One year    One year through      Over
(dollars in thousands)    or less        five years      five years      Total
--------------------------------------------------------------------------------
Commercial               $   28,699      $   22,345      $    6,302   $   57,346
Real estate                  41,096          37,110         108,286      186,492
Agriculture                     943           5,681           1,403        8,027
Consumer                        658           2,993           2,299        5,950
Leases                        3,455           5,808              13        9,276
--------------------------------------------------------------------------------
Total                    $   74,851      $   73,937      $  118,303   $  267,091
================================================================================

         Loans and leases shown above with maturities greater than one year include $166,132,000 of floating interest rate loans and $26,108,000 of fixed rate loans and leases.

         The carrying amount, maturity distribution and weighted average yield of the Company's investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fourteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis.

Table Fourteen: Securities Maturities and Weighted Average Yields
December 31, 2003, 2002 and 2001
-----------------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)
                                                    2003                       2002                       2001
                                          -----------------------------------------------------------------------------
                                                         Weighted                   Weighted                   Weighted
                                           Carrying       Average     Carrying       Average     Carrying       Average
(dollars in thousands)                      Amount         Yield       Amount         Yield       Amount         Yield
-----------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
U.S. Treasury and agency securities
   Maturing within 1 year                 $    3,573         3.70%   $    4,907         6.46%   $    6,024         6.31%
   Maturing after 1 year but within 5         17,877         3.75%       15,660         4.26%       12,479         5.30%
      years
State & political subdivisions
   Maturing within 1 year                        452         6.17%          779         6.89%           --           --
   Maturing after 1 year but within 5            967         5.69%        1,139         6.48%        1,889         6.65%
      years
   Maturing after 5 years but within 10        6,188         7.18%        3,215         7.46%        1,903         7.62%
      years
   Maturing after 10 years                     4,454         7.44%        5,475         7.55%        6,148         7.49%
Government sponsored mortgage-backed
   securities                                 26,757         4.47%       29,280         4.57%        1,104         5.26%
Other
   Maturing within 1 year                      1,514         1.84%          254         7.40%        4,533         3.67%
   Maturing after 1 year but within 5            273         3.94%          816         3.55%          789         4.62%
      years
   Non maturing                                  631         6.64%          351         6.61%          594         7.54%
-----------------------------------------------------------------------------------------------------------------------
Total investment securities               $   62,686         4.55%   $   61,876         5.13%   $   35,463         5.86%
=======================================================================================================================

Held-to-maturity securities:
U.S. Treasury and agency securities
   Maturing within 1 year                 $       --           --    $       --           --    $       --           --
State & political subdivisions
   Maturing within 1 year                        200         6.77%        1,133         6.53%           --           --
   Maturing after 1 year but within 5             --           --           200         6.77%        1,323         6.51%
      years
   Maturing after 5 years but within 10           --           --            --           --            16        15.84%
      years
Government sponsored mortgage-backed
   securities                                 26,960         4.06%       10,852         5.05%       11,770         5.92%
-----------------------------------------------------------------------------------------------------------------------
Total investment securities               $   27,160         4.08%   $   12,185         5.22%   $   13,109         5.99%
=======================================================================================================================

         The carrying values of available-for-sale securities includes net unrealized gains of $1,430,000, $2,149,000 and $796,000 at December 31, 2003,
2002 and 2001, respectively. The carrying values of held-to-maturity securities do not include unrealized gains, however, the net unrealized gains at December 31, 2003, 2002 and 2001 were $56,000, $201,000 and $125,000, respectively. Table
14 does not include FHLB or FRB Stock, which do not have stated maturity dates or readily available market values. The balance in FHLB and FRB Stock at December 31, 2003, 2002 and 2001 was $1,546,000, $1,562,000 and $340,000,
respectively.

Off-Balance Sheet Arrangements

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet.

         The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                               December 31,
                                                         -----------------------
                                                            2002         2002
                                                         ----------   ----------
Commitments to extend credit:

         Revolving lines of credit secured by
            1-4 family residences                        $    3,017   $    2,431
         Commercial real estate, construction and land
            development commitments:
               Secured by real estate                        20,269       18,281
               Not secured by real estate                     1,800        1,821
         Credit card arrangements                               483          460
         Other unused commitments, principally
            commercial loans                                 46,289       38,721
                                                         ----------   ----------
                                                         $   71,858   $   61,714
                                                         ==========   ==========

Letters of credit                                        $      741   $    3,668
                                                         ==========   ==========

         As of December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 80%. In addition, the majority of the Company's commitments have variable interest rates.

         Certain financial institutions have elected to use special purpose vehicles ("SPV") to dispose of problem assets. The SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent corporation goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. The Company does not use those vehicles or any other structures to dispose of problem assets.

Contractual Obligations

         The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Fifteen below. Table Fifteen below presents certain of the Company's contractual obligations as of December 31, 2003.

Table Fifteen: Contractual Obligations                          Payments due by period
(dollars in thousands)                         ---------------------------------------------------------
                                                           Less than                           More than
                                                 Total       1 year    1-3 years   3-5 years    5 years
                                               ---------------------------------------------------------
Long-Term Debt                                 $   1,942   $      54   $     117   $   1,771   $      --
Capital Lease Obligations                             --          --          --          --          --
Operating Leases                                   4,271         673       1,410       1,070       1,118
Purchase Obligations                                  --          --          --          --          --
Other Long-Term Liabilities Reflected on the
   Company's Balance Sheet under GAAP                615          --          --          --         615
--------------------------------------------------------------------------------------------------------
Total                                          $   6,828   $     727   $   1,527   $   2,841   $   1,733
========================================================================================================

         Included in Table 15, above, are amounts payable under the Company's Deferred Compensation and Deferred Fees Plans. These amounts represented $615,000 and are anticipated to be primarily payable at least five years in the future.

Accounting Pronouncements

         On April 30, 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The Company adopted the provisions of this Statement on July 1, 2003 and, in management's opinion, adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For mandatorily redeemable financial instruments of a nonpublic entity, this Statement shall be effective for existing or new contracts for fiscal periods beginning after December 15, 2004. The Company adopted the provisions of this Statement on July 1, 2003 and, in management's opinion, adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In December 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The Company adopted FIN 46 on December 31, 2003. In management's opinion, the adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

         In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP"). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted.

         This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting for all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

         This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not completed its evaluation of the impact this pronouncement may have on the Company's financial position or results of operations.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K is contained in the "Market Risk Management" section of Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32-33.

ITEM 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Independent Auditor's Report                                               41

Consolidated Balance Sheet, December 31, 2003 and 2002                     42

Consolidated Statement of Income for the Years Ended
  December 31, 2003, 2002 and 2001                                         43

Consolidated Statement of Changes in Shareholders' Equity
  for the Years Ended December 31, 2003, 2002 and 2001                     44

Consolidated Statement of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001                                         45-46

Notes to Consolidated Financial Statements                                 47-75

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

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



The Shareholders and Board of Directors
American River Holdings and Subsidiaries

         We have audited the accompanying consolidated balance sheet of American River Holdings and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Holdings and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



                                       /s/ PERRY-SMITH LLP



Sacramento, California
February 4, 2004

                         AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET

                                December 31, 2003 and 2002
                                  (Dollars in thousands)


                                                                       2003         2002
                                                                    ----------   ----------
                             ASSETS

Cash and due from banks                                             $   29,797   $   25,899
Interest-bearing deposits in banks                                       4,650        5,938
Investment securities (Notes 3 and 8):
   Available for sale, at fair value                                    62,686       61,876
   Held to maturity, at amortized cost (fair value of $27,216 and
      $12,386 at December 31, 2003 and 2002, respectively)              27,160       12,185
Loans and leases, less allowance for loan and lease losses of
   $3,949 in 2003 and $3,197 in 2002 (Notes 4, 8, 9, 11 and 16)        262,464      229,008
Premises and equipment, net (Note 5)                                     1,505        1,665
Federal Home Loan Bank and Federal Reserve Bank stock                    1,546        1,562
Accounts receivable servicing receivables, net (Note 6)                  1,778        1,396
Accrued interest receivable and other assets (Notes 10 and 15)           5,807        3,034
                                                                    ----------   ----------

                                                                    $  397,393   $  342,563
                                                                    ==========   ==========

                         LIABILITIES AND
                      SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                              $  102,308   $   81,974
   Interest-bearing (Note 7)                                           220,199      193,822
                                                                    ----------   ----------

            Total deposits                                             322,507      275,796

Short-term borrowings (Note 8)                                          34,600       30,550
Long-term debt (Note 9)                                                  1,942        1,992
Accrued interest payable and other liabilities                           2,887        2,499
                                                                    ----------   ----------

            Total liabilities                                          361,936      310,837
                                                                    ----------   ----------

Commitments and contingencies (Note 11)

Shareholders' equity (Notes 12 and 13):
   Common stock - no par value; 20,000,000 shares authorized;
      issued and outstanding - 4,055,260 shares in 2003 and
      3,938,883 shares in 2002                                          16,693       16,064
   Retained earnings                                                    17,900       14,358
   Accumulated other comprehensive income (Notes 3 and 17)                 864        1,304
                                                                    ----------   ----------

            Total shareholders' equity                                  35,457       31,726
                                                                    ----------   ----------

                                                                    $  397,393   $  342,563
                                                                    ==========   ==========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                             AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF INCOME

                       For the Years Ended December 31, 2003, 2002 and 2001
                           (Dollars in thousands, except per share data)


                                                                 2003         2002         2001
                                                              ----------   ----------   ----------
Interest income:
   Interest and fees on loans and leases                      $   16,744   $   15,400   $   17,883
   Interest on Federal funds sold                                     48           80          202
   Interest on deposits in banks                                     168          267          342
   Interest and dividends on investment securities:
      Taxable                                                      2,312        2,359        1,871
      Exempt from Federal income taxes                               475          460          464
      Dividends                                                       21           19           81
                                                              ----------   ----------   ----------

            Total interest income                                 19,768       18,585       20,843
                                                              ----------   ----------   ----------

Interest expense:
   Interest on deposits (Note 7)                                   2,390        3,168        6,042
   Interest on short-term borrowings (Note 8)                        391          220           97
   Interest on long-term debt (Note 9)                               121          124          127
                                                              ----------   ----------   ----------

            Total interest expense                                 2,902        3,512        6,266
                                                              ----------   ----------   ----------

            Net interest income                                   16,866       15,073       14,577

Provision for loan and lease losses (Note 4)                         946          644          791
                                                              ----------   ----------   ----------

            Net interest income after provision for loan
               and lease losses                                   15,920       14,429       13,786
                                                              ----------   ----------   ----------

Noninterest income:
   Service charges                                                   534          563          562
   Gain on sale of available-for-sale investment securities
      (Note 3)                                                        33
   Other income (Note 14)                                          1,686        1,760        1,803
                                                              ----------   ----------   ----------

            Total noninterest income                               2,253        2,323        2,365
                                                              ----------   ----------   ----------

Noninterest expense:
   Salaries and employee benefits (Notes 4 and 15)                 6,233        5,595        5,334
   Occupancy (Notes 5 and 11)                                        817          840          810
   Furniture and equipment (Notes 5 and 11)                          653          620          564
   Other expense (Note 14)                                         2,669        2,334        2,794
                                                              ----------   ----------   ----------

            Total noninterest expense                             10,372        9,389        9,502
                                                              ----------   ----------   ----------

            Income before income taxes                             7,801        7,363        6,649

Income taxes (Note 10)                                             3,060        2,904        2,612
                                                              ----------   ----------   ----------

            Net income                                        $    4,741   $    4,459   $    4,037
                                                              ==========   ==========   ==========


Basic earnings per share (Note 12)                            $     1.19   $     1.13   $     1.01
                                                              ==========   ==========   ==========

Diluted earnings per share (Note 12)                          $     1.10   $     1.05   $      .95
                                                              ==========   ==========   ==========

Cash dividends per share of issued and outstanding common
   stock, adjusted for stock dividends                        $      .30   $      .23   $      .17
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

                                             AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                       For the Years Ended December 31, 2003, 2002 and 2001
                                                      (Dollars in thousands)


                                                                                            Accum-
                                                                                            ulated
                                                   Common Stock                             Other
                                            ---------------------------                     Compre-        Share-         Compre-
                                                                            Retained        hensive       holders'        hensive
                                               Shares         Amount        Earnings        Income         Equity         Income
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 2001                       3,592,737   $     12,320   $     11,876   $        217   $     24,413
Comprehensive income (Note 17):
  Net income                                                                     4,037                         4,037   $      4,037
  Other comprehensive income, net of tax:
    Unrealized gains on available-for-sale
      investment securities                                                                       268            268            268
                                                                                                                       ------------
        Total comprehensive income                                                                                     $      4,305
                                                                                                                       ============

Cash dividends ($.17 per share)                                                   (681)                         (681)
5% stock dividend                                180,797          1,935         (1,935)
Fractional shares redeemed                                                          (7)                           (7)
Stock options exercised                           39,849            265                                          265
Retirement of common stock (Note 12)             (33,807)          (353)                                        (353)
                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001                     3,779,576         14,167         13,290            485         27,942

Comprehensive income (Note 17):
  Net income                                                                     4,459                         4,459   $      4,459
  Other comprehensive income, net of tax:
    Unrealized gains on available-for-sale
      investment securities                                                                       819            819            819
                                                                                                                       ------------
        Total comprehensive income                                                                                     $      5,278
                                                                                                                       ============

Cash dividend ($.23 per share)                                                    (914)                         (914)
5% stock dividend                                186,906          2,469         (2,469)
Fractional shares redeemed                                                          (8)                           (8)
Stock options exercised                           38,911            236                                          236
Retirement of common stock (Note 12)             (66,510)          (808)                                        (808)
                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002                     3,938,883         16,064         14,358          1,304         31,726

Comprehensive income (Note 17):
  Net income                                                                     4,741                         4,741   $      4,741
  Other comprehensive loss, net of tax:
    Unrealized losses on available-for-sale
      investment securities (Note 3)                                                             (440)          (440)          (440)
                                                                                                                       ------------
        Total comprehensive income                                                                                     $      4,301
                                                                                                                       ============

Cash dividend ($.30 per share)                                                  (1,192)                       (1,192)
Fractional shares redeemed                          (225)                           (7)                           (7)
Stock options exercised                          135,704            653                                          653
Retirement of common stock (Note 12)             (19,102)           (24)                                         (24)
                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003                     4,055,260   $     16,693   $     17,900   $        864   $     35,457
                                            ============   ============   ============   ============   ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                 AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                           For the Years Ended December 31, 2003, 2002 and 2001
                                          (Dollars in thousands)


                                                                       2003          2002          2001
                                                                    ----------    ----------    ----------
Cash flows from operating activities:
  Net income                                                        $    4,741    $    4,459    $    4,037
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                  946           644           791
      Increase (decrease) in deferred loan and lease origination
        fees, net                                                           95           158          (173)
      Depreciation and amortization                                        484           464           439
      Amortization (accretion) of investment security premiums
        and discounts, net                                                 936           394           (46)
      Provision for (reduction in) accounts receivable servicing
        receivable allowance for losses                                      1           (27)           10
      Gain on sale of available-for-sale investment securities             (33)
      Gain on sale of other real estate                                                  (13)
      Increase in cash surrender value of life insurance policies          (27)
      Deferred tax benefit                                                (474)         (304)         (179)
      (Increase) decrease in accrued interest receivable and
        other assets                                                      (389)          679          (180)
      Increase (decrease) in accrued interest payable
        and other liabilities                                              331           611          (678)
                                                                    ----------    ----------    ----------

          Net cash provided by operating activities                      6,611         7,065         4,021
                                                                    ----------    ----------    ----------

Cash flows from investing activities:
  Proceeds from the sale of available-for-sale investment
    securities                                                           6,274           252         1,979
  Proceeds from called available-for-sale investment
    securities                                                                           250         1,500
  Proceeds from matured available-for-sale investment
    securities                                                           6,840        10,880         9,020
  Proceeds from matured held-to-maturity investment
    securities                                                           1,125                       2,050
  Purchases of available-for-sale investment securities                (24,015)      (39,112)      (13,203)
  Purchases of held-to-maturity investment securities                  (25,432)       (4,249)       (5,193)
  Proceeds from principal repayments for available-for-sale
    mortgage-backed securities                                           8,911         2,399            92
  Proceeds from principal repayments for held-to-maturity
    mortgage-backed securities                                           8,890         5,050         3,378
  Net decrease (increase) in interest-bearing deposits in banks          1,288          (198)         (200)
  Net (increase) decrease in loans and leases                          (34,491)      (34,826)        5,023
  Net (increase) decrease in accounts receivable servicing
    receivables                                                           (383)        1,500           301
  Purchases of equipment                                                  (320)         (222)         (629)
  Net decrease (increase) in FHLB and FRB stock                             16        (1,222)          (25)
  Proceeds from the sale of other real estate                                             61
  Purchase of life insurance policies                                   (1,614)
                                                                    ----------    ----------    ----------

          Net cash (used in) provided by investing activities          (52,911)      (59,437)        4,093
                                                                    ----------    ----------    ----------


                                   (Continued)

                                 AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Continued)
                           For the Years Ended December 31, 2003, 2002 and 2001
                                          (Dollars in thousands)


                                                                       2003          2002          2001
                                                                    ----------    ----------    ----------
Cash flows from financing activities:
  Net increase in demand, interest-bearing and savings
    deposits                                                        $   47,477    $   24,691    $    7,764
  Net (decrease) increase in time deposits                                (766)       (3,783)        7,812
  Repayment of long-term debt                                              (50)          (47)          (45)
  Increase (decrease) in short-term borrowings                           4,050        30,550       (15,990)
  Exercise of stock options                                                653           236           265
  Cash paid to repurchase common stock                                     (24)         (808)         (353)
  Payment of cash dividends                                             (1,135)         (716)         (640)
  Cash paid for fractional shares in connection with stock
    dividends and stock splits                                              (7)           (8)           (7)
                                                                    ----------    ----------    ----------

          Net cash provided by (used in) financing activities           50,198        50,115        (1,194)
                                                                    ----------    ----------    ----------

          Increase (decrease) in cash and cash
            equivalents                                                  3,898        (2,257)        6,920

Cash and cash equivalents at beginning of year                          25,899        28,156        21,236
                                                                    ----------    ----------    ----------

Cash and cash equivalents at end of year                            $   29,797    $   25,899    $   28,156
                                                                    ==========    ==========    ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest expense                                                $    2,980    $    3,473    $    6,299
    Income taxes                                                    $    3,242    $    2,753    $    2,954

Non-cash investing activities:
  Net change in unrealized gain on available-for-sale
    investment securities                                           $     (719)   $    1,353    $      446
  Transfer of corporate debt securities from the held-to-
    maturity category to the available-for-sale category                                        $    3,089
  Other real estate acquired                                                      $       48

Non-cash financing activities:
  Dividends declared and unpaid                                     $      608    $      551    $      353


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE BUSINESS OF THE COMPANY

         American River Holdings (the "Company") was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. As a community oriented bank holding company, the principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, Napa, Marin and Mendocino counties.

         The Company's active wholly-owned subsidiaries include American River Bank (ARB), First Source Capital and North Coast Bank (NCB). ARB was incorporated in 1983. ARB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. ARB operates four banking offices in Sacramento and Placer counties.

         First Source Capital was formed in July 1999 to conduct lease financing activities for most types of business assets. First Source Capital acts as a lease broker and receives a fee for each lease recorded on the books of the party acting as the funding source.

         In January 2004, NCB was merged with and into ARB. NCB will now operate as a division of ARB with three full service banking offices within its primary service area of Sonoma County, in the cities of Healdsburg, Santa Rosa and Windsor.

         The Company also owns one inactive subsidiary, American River
         Financial.

         The deposits of ARB are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable legal limits. ARB does not offer trust services or international banking services and does not plan to do so in the near future.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General
         -------

         The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

         Reclassifications
         -----------------

         Certain reclassifications have been made to prior years' balances to conform to classifications used in 2003.

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash Equivalents
         ----------------

         For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. There were no Federal funds sold on the consolidated balance sheet at December 31, 2003 or 2002.

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

         Federal Reserve Bank and Federal Home Loan Bank Stock
         -----------------------------------------------------

         Investments in Federal Reserve Bank (FRB) and Federal Home Loan Bank
         (FHLB) stock are carried at cost and are redeemable at par with certain restrictions. Members of the FRB are required to purchase restricted stock in the FRB. Investments in FHLB are required to participate in FHLB programs.

         Loans and Leases
         ----------------

         Loans and leases are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan and lease losses. Loan and lease origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans and leases.

         The accrual of interest on loans and leases is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan or lease is in the process of collection. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans and leases are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

         Direct financing leases are carried net of unearned income. Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the lease.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loan Sales and Servicing
         ------------------------

         Included in the portfolio are Small Business Administration (SBA) loans and Farmer Mac guaranteed loans that may be sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date that the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. There were no sales of loans subject to these recourse provisions at December 31, 2003, 2002 and 2001. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2003 and 2002.

         SBA and Farmer Mac loans with unpaid balances of $2,619,000 and $3,970,000 were being serviced for others as of December 31, 2003 and 2002, respectively. The Company also serviced loans that are participated with other financial institutions totaling $7,355,000 and $8,102,000 as of December 31, 2003 and 2002, respectively.

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Allowance for Loan and Lease Losses (Continued)
         -----------------------------------

         The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan and lease losses at December 31, 2003 and 2002, respectively, reflect management's estimate of possible losses in the portfolio.

         Other Real Estate
         -----------------

         Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. There was no other real estate held by the Company at December 31, 2003 and 2002.

         Premises and Equipment
         ----------------------

         Premises and equipment are carried at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful life of the building and improvements is forty years. The useful lives of furniture, fixtures and equipment are estimated to be three to ten years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

         Income Taxes
         ------------

         The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

         The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

         Comprehensive Income
         --------------------

         Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive
         (loss) income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive (loss) income, adjusted for realized gains or losses included in net income. Total comprehensive income and the components of accumulated other comprehensive (loss) income are presented in the consolidated statement of changes in shareholders' equity.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Earnings Per Share
         ------------------

         Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. EPS is retroactively adjusted for stock splits and stock dividends for all periods presented.

         Stock-Based Compensation
         ------------------------

         At December 31, 2003, the Company has two stock-based compensation plans, which are described more fully in Note 12. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Generally, stock-based compensation cost is not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                                      Year Ended December 31,
                                                              --------------------------------------

                                                                 2003          2002          2001
                                                              ----------    ----------    ----------
                                                                   (Dollars in thousands, except
                                                                          per share data)
         Net income, as reported                              $    4,741    $    4,459    $    4,037
         Add: Stock-based compensation expense included in
           reported net income, net of tax effect                     20
         Deduct: Total stock-based compensation expense
           determined under the fair value based method for
           all awards, net of related tax effects                   (150)         (174)         (126)
                                                              ----------    ----------    ----------

         Pro forma net income                                 $    4,611    $    4,285    $    3,911
                                                              ==========    ==========    ==========

         Basic earnings per share - as reported               $     1.19    $     1.13    $     1.01
         Basic earnings per share - pro forma                 $     1.16    $     1.08    $      .98

         Diluted earnings per share - as reported             $     1.10    $     1.05    $      .95
         Diluted earnings per share - pro forma               $     1.07    $     1.02    $      .92

         Weighted average fair value of options granted
           during the year                                    $     5.25

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation (Continued)
         ------------------------

         The fair value of each option is estimated on the date of grant using an option-pricing model. No options were granted for the years ended December 31, 2002 and 2001.

                                                                       2003
                                                                  --------------

         Dividend yield                                           1.74% to 1.88%
         Expected volatility                                      19.4% to 19.6%
         Risk-free interest rate                                  2.91% to 3.52%
         Expected option life                                            7 years

         Impact of New Financial Accounting Standards
         --------------------------------------------

         In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The Company adopted the provisions of this Statement on July 1, 2003 and, in management's opinion, adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For mandatorily redeemable financial instruments of a nonpublic entity, this Statement shall be effective for existing or new contracts for fiscal periods beginning after December 15, 2004. The Company adopted the provisions of this Statement on July 1, 2003 and, in management's opinion, adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In December 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The Company adopted FIN 46 on December 31, 2003. In management's opinion, the adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Impact of New Financial Accounting Standards (Continued)
         --------------------------------------------

         In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted.

         This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting for all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

         This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not completed its evaluation of the impact this pronouncement may have on the Company's financial position or results of operations.

3.       INVESTMENT SECURITIES

         The amortized cost and estimated market value of investment securities at December 31, 2003 and 2002 consisted of the following (dollars in thousands):

         Available-for-Sale:
         ------------------

                                                             2003
                                      ---------------------------------------------------
                                                      Gross         Gross       Estimated
                                      Amortized    Unrealized    Unrealized      Market
                                         Cost         Gains        Losses         Value
                                      ----------   ----------    ----------    ----------
         U.S. Government agencies     $   20,929   $      535    $      (14)   $   21,450
         Mortgage-backed securities       26,746          117          (106)       26,757
         Obligations of states and
           political subdivisions         11,223          838                      12,061
         Commercial paper                  1,000                                    1,000
         Corporate debt securities           772           15                         787
         Corporate stock and other           586           50            (5)          631
                                      ----------   ----------    ----------    ----------

                                      $   61,256   $    1,555    $     (125)   $   62,686
                                      ==========   ==========    ==========    ==========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.       INVESTMENT SECURITIES (Continued)

         Available-for-Sale: (Continued)
         ------------------

                                                             2002
                                      ---------------------------------------------------
                                                      Gross         Gross       Estimated
                                      Amortized    Unrealized    Unrealized      Market
                                         Cost         Gains        Losses         Value
                                      ----------   ----------    ----------    ----------
         U.S. Government agencies     $   19,735   $      832                  $   20,567
         Mortgage-backed securities       28,792          490    $       (2)       29,280
         Obligations of states and
           political subdivisions          9,822          786                      10,608
         Corporate debt securities         1,045           25                       1,070
         Corporate stock                     333           19            (1)          351
                                      ----------   ----------    ----------    ----------

                                      $   59,727   $    2,152    $       (3)   $   61,876
                                      ==========   ==========    ==========    ==========

         Net unrealized gains on available-for-sale investment securities totaling $1,430,000 were recorded, net of $566,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2003. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2003 totaled $6,274,000 and $33,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2003.

         Net unrealized gains on available-for-sale investment securities totaling $2,149,000 were recorded, net of $845,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2002. Proceeds from the sale of available-for-sale investment securities for the years ended December 31, 2002 and 2001 totaled $252,000 and $1,979,000, respectively. No gains or losses were recognized. There were no transfers of available-for-sale investment securities during the years ended December 31, 2002 and 2001.

         Held-to-Maturity:
         ----------------

                                                             2003
                                      ---------------------------------------------------
                                                      Gross         Gross       Estimated
                                      Amortized    Unrealized    Unrealized      Market
                                         Cost         Gains        Losses         Value
                                      ----------   ----------    ----------    ----------
         Obligations of states and
           political subdivisions     $      200   $        4                  $      204
         Mortgage-backed securities       26,960          135   $       (83)       27,012
                                      ----------   ----------   -----------    ----------

                                      $   27,160   $      139           (83)   $   27,216
                                      ==========   ==========   ===========    ==========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.       INVESTMENT SECURITIES (Continued)

         Held-to-Maturity: (Continued)
         ----------------

                                                             2002
                                      ---------------------------------------------------
                                                      Gross         Gross       Estimated
                                      Amortized    Unrealized    Unrealized      Market
                                         Cost         Gains        Losses         Value
                                      ----------   ----------    ----------    ----------
         Obligations of states and
           political subdivisions     $    1,333   $       37                  $    1,370
         Mortgage-backed securities       10,852          170    $       (6)       11,016
                                      ----------   ----------    ----------    ----------

                                      $   12,185   $      207    $       (6)   $   12,386
                                      ==========   ==========    ===========   ==========

         On January 1, 2001, all corporate debt securities were transferred from the held-to-maturity category to the available-for-sale category upon the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued by the Financial Accounting Standards Board. The amortized cost and market value of the transferred securities on the date of the transfer were $3,089,000 and $3,100,000, respectively. Accordingly, unrealized gains of $11,000 were recorded, net of $4,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity. There were no sales or other transfers of held-to-maturity investment securities for the years ended December 31, 2003, 2002 and 2001.

         The amortized cost and estimated market value of investment securities at December 31, 2003 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Available-for-Sale         Held-to-Maturity
                                              -----------------------   -----------------------
                                                           Estimated                 Estimated
                                              Amortized      Market     Amortized      Market
                                                 Cost         Value        Cost         Value
                                              ----------   ----------   ----------   ----------
         Within one year                      $    5,805   $    5,914   $      200   $      204
         After one year through five years        18,503       18,996
         After five years through ten years        5,472        5,934
         After ten years                           4,144        4,454
                                              ----------   ----------   ----------   ----------

                                                  33,924       35,298          200          204

         Investment securities not due at
           a single maturity date:
             Mortgage-backed securities           26,746       26,757       26,960       27,012
             Corporate stock                         586          631
                                              ----------   ----------   ----------   ----------

                                              $   61,256   $   62,686   $   27,160   $   27,216
                                              ==========   ==========   ==========   ==========

         Investment securities with amortized costs totaling $36,484,000 and $35,005,000 and market value totaling $36,811,000 and $35,277,000 were pledged to secure treasury tax and loan accounts, State Treasury funds on deposit and short-term borrowing arrangements (see Note 8) at December 31, 2003 and 2002, respectively.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.       INVESTMENT SECURITIES (Continued)

         Investment securities with unrealized losses at December 31, 2003 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

                                                          Less than 12 Months
                                                       ------------------------
                                                          Fair       Unrealized
                                                          Value        Losses
                                                       ----------    ----------
         Available-for-Sale
         ------------------

         U.S. Treasury securities and agencies         $    7,017    $      (14)
         Mortgage-backed securities                         7,239          (106)
         Corporate stock                                      247            (5)
                                                       ----------    ----------

                                                       $   14,503    $     (125)
                                                       ==========    ==========

         Held-to-Maturity
         ----------------

         Mortgage-backed securities                    $    8,579    $      (83)
                                                       ==========    ==========

         Management periodically evaluates each investment security relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is due only to interest rate fluctuations.

4.       LOANS AND LEASES

         Outstanding loans and leases are summarized as follows (dollars in thousands):

                                                              December 31,
                                                        -----------------------

                                                           2003         2002
                                                        ----------   ----------

         Real estate - commercial                       $  142,249   $  119,977
         Real estate - construction                         37,434       32,385
         Real estate - multi-family                          5,301        7,573
         Real estate - residential                           1,508        1,661
         Commercial                                         57,346       49,231
         Lease financing receivable                          9,276        6,766
         Agriculture                                         8,027        8,824
         Consumer                                            5,950        6,371
                                                        ----------   ----------

                                                           267,091      232,788

         Deferred loan and lease origination fees, net        (678)        (583)
         Allowance for loan and lease losses                (3,949)      (3,197)
                                                        ----------   ----------

                                                        $  262,464   $  229,008
                                                        ==========   ==========

         Certain loans have been pledged to secure borrowing arrangements (see Notes 8 and 9).

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


4.       LOANS AND LEASES (Continued)

         The components of the Company's leases receivable as of December 31 are summarized below (dollars in thousands):

                                                           2003         2002
                                                        ----------   ----------

         Future minimum lease payments                  $    9,828   $    7,226
         Residual interests                                    218          115
         Unearned income                                      (770)        (575)
                                                        ----------   ----------

                                                        $    9,276   $    6,766
                                                        ==========   ==========

         Future minimum lease payments are as follows (dollars in thousands):

                         Year Ending
                         December 31,
                         ------------

                             2004                             $    3,564
                             2005                                  3,107
                             2006                                  1,928
                             2007                                    927
                             2008                                    289
                          Thereafter                                  13
                                                              ----------

                                                              $    9,828
                                                              ==========

         Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

                                                  Year Ended December 31,
                                           ------------------------------------

                                              2003         2002         2001
                                           ----------   ----------   ----------

         Balance, beginning of year        $    3,197   $    2,614   $    2,454
         Provision charged to operations          946          644          791
         Losses charged to allowance             (354)        (151)        (711)
         Recoveries                               160           90           80
                                           ----------   ----------   ----------

                   Balance, end of year    $    3,949   $    3,197   $    2,614
                                           ==========   ==========   ==========

         At December 31, 2003 and 2002, nonaccrual loans and leases totaled $179,000 and $206,000, respectively. Interest foregone on nonaccrual loans for the years ended December 31, 2003, 2002 and 2001 was not material.

         The recorded investment in loans and leases that were considered to be impaired totaled $181,000 and $206,000 at December 31, 2003 and 2002, respectively. The related allowance for loan and lease losses for these loans and leases as determined under loan impairment standards at December 31, 2003 and 2002 was $59,000 and $51,000, respectively. The average recorded investment in impaired loans and leases for the years ended December 31, 2003, 2002 and 2001 was $148,000, $472,000 and
         $733,000, respectively. Interest income recognized on impaired loans and leases using a cash-basis method for the years ended December 31, 2003, 2002 and 2001 was not material.

         Salaries and employee benefits totaling $570,000, $543,000 and $483,000 have been deferred as loan and lease origination costs for the years ended December 31, 2003, 2002 and 2001, respectively.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5.       PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following (dollars in thousands):

                                                             December 31,
                                                       ------------------------

                                                          2003          2002
                                                       ----------    ----------

         Land                                          $      149    $      149
         Building and improvements                            219           213
         Furniture, fixtures and equipment                  4,346         4,053
         Leasehold improvements                               802           783
                                                       ----------    ----------

                                                            5,516         5,198
                Less accumulated depreciation
                   and amortization                        (4,011)       (3,533)
                                                       ----------    ----------

                                                       $    1,505    $    1,665
                                                       ==========    ==========

         Depreciation and amortization included in occupancy and furniture and equipment expenses totaled $480,000, $464,000 and $439,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.       ACCOUNTS RECEIVABLE SERVICING RECEIVABLES

         The Company purchases existing accounts receivable on a discounted basis from selected borrowers and assumes the related billing and collection responsibilities. Accounts receivable servicing fees included in other income totaled $247,000, $294,000 and $459,000 for the years ended December 31, 2003, 2002 and 2001, respectively (see
         Note 14). The valuation allowance for these receivables is not significant.

7.       INTEREST-BEARING DEPOSITS

         Interest-bearing deposits consisted of the following (dollars in thousands):

                                                             December 31,
                                                       ------------------------

                                                          2003          2002
                                                       ----------    ----------

         Savings                                       $   17,594    $   15,562
         Money market                                     102,578        82,362
         NOW accounts                                      28,406        23,511
         Time, $100,000 or more                            49,083        46,363
         Other time                                        22,538        26,024
                                                       ----------    ----------

                                                       $  220,199    $  193,822
                                                       ==========    ==========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.       INTEREST-BEARING DEPOSITS (Continued)

         Aggregate annual maturities of time deposits are as follows (dollars in thousands):

                         Year Ending
                         December 31,
                         ------------

                             2004                             $   58,630
                             2005                                  5,622
                             2006                                  1,577
                             2007                                  2,415
                             2008                                  3,333
                          Thereafter                                  44
                                                              ----------

                                                              $   71,621
                                                              ==========

         Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

                                                   Year Ended December 31,
                                            ------------------------------------

                                               2003         2002         2001
                                            ----------   ----------   ----------

         Savings                            $       35   $       51   $      166
         Money market                              884          901        1,849
         NOW accounts                               28           38          115
         Time, $100,000 or more                    743        1,022        1,917
         Other time                                700        1,156        1,995
                                            ----------   ----------   ----------

                                            $    2,390   $    3,168   $    6,042
                                            ==========   ==========   ==========

8.       SHORT-TERM BORROWING ARRANGEMENTS

         The Company has a total of $31,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with four of its correspondent banks. An advance totaling $9,600,000 was outstanding from one of its correspondent banks at December 31, 2003, bearing an interest rate of 1.44% and maturing on January 1, 2004. An advance totaling $6,550,000 was outstanding from one of its correspondent banks at December 31, 2002, bearing an interest rate of 1.75% and maturing January 1, 2003.

         In addition, the Company has a line of credit available with the Federal Home Loan Bank which is secured by pledged mortgage loans (see
         Note 9) and investment securities (see Note 3). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $25,000,000 were outstanding from the Federal Home Loan Bank at December 31, 2003, bearing interest rates ranging from 1.03% to 1.45% and maturing between January 2, 2004 and November 1, 2004. Advances totaling $24,000,000 were outstanding from the Federal Home Loan Bank at December 31, 2002, bearing interest rates ranging from 1.57% to 1.87% and maturing between January 28, 2003 and October 30, 2003.

         The Company has also been issued $667,000 in letters of credit by the Federal Home Loan Bank which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2003 and management does not expect to draw upon these lines in the future.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


9.       LONG-TERM DEBT

         The Company can borrow up to $14,595,000 from the Federal Home Loan Bank on either a short-term or long-term basis, secured by qualifying mortgage loans with unpaid balances of $26,367,000 at December 31, 2003. Long-term debt consisted of an advance from the Federal Home Loan Bank totaling $1,942,000 and $1,992,000 at December 31, 2003 and 2002,
         respectively, bearing a fixed interest rate of 6.13%, due in monthly installments of approximately $14,000, including principal and interest, with the final principal payment of $1,771,000 due December 21, 2007.

         Future minimum principal payments on long-term debt are as follows (dollars in thousands):

                         Year Ending
                         December 31,
                         ------------

                             2004                             $       54
                             2005                                     57
                             2006                                     60
                             2007                                  1,771
                                                              ----------

                                                              $    1,942
                                                              ==========

10.      INCOME TAXES

         The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following (dollars in thousands):

                                           Federal        State         Total
                                         ----------    ----------    ----------
         2003
         ----

         Current                         $    2,566    $      968    $    3,534
         Deferred                              (332)         (142)         (474)
                                         ----------    ----------    ----------

                 Income tax expense      $    2,234    $      826    $    3,060
                                         ==========    ==========    ==========

         2002
         ----

         Current                         $    2,388    $      820    $    3,208
         Deferred                              (229)          (75)         (304)
                                         ----------    ----------    ----------

                 Income tax expense      $    2,159    $      745    $    2,904
                                         ==========    ==========    ==========

         2001
         ----

         Current                         $    2,000    $      791    $    2,791
         Deferred                              (145)          (34)         (179)
                                         ----------    ----------    ----------

                 Income tax expense      $    1,855    $      757    $    2,612
                                         ==========    ==========    ==========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.      INCOME TAXES (Continued)

         Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

                                                                      December 31,
                                                                ------------------------

                                                                   2003          2002
                                                                ----------    ----------
         Deferred tax assets:
             Allowance for loan and lease losses                $    1,561    $    1,207
             Future benefit of State tax deduction                     292           280
             Deferred compensation                                     390           175
             Other                                                      12            27
                                                                ----------    ----------

                     Total deferred tax assets                       2,255         1,689
                                                                ----------    ----------

         Deferred tax liabilities:
             Discount on purchased loans                               (10)          (21)
             Future liability of State deferred tax assets            (158)         (110)
             Unrealized gain on available-for-sale investment
                 securities                                           (566)         (845)
             Federal Home Loan Bank stock dividends                    (63)          (36)
             Other                                                     (28)
                                                                ----------    ----------

                     Total deferred tax liabilities                   (825)       (1,012)
                                                                ----------    ----------

                     Net deferred tax assets                    $    1,430    $      677
                                                                ==========    ==========

         The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34% to income before income taxes. The significant items comprising these differences consisted of the following:

                                                                 Year Ended December 31,
                                                          ------------------------------------

                                                             2003         2002         2001
                                                          ----------   ----------   ----------
         Federal income tax statutory rate                      34.0%        34.0%        34.0%
         State franchise tax, net of Federal tax effect          6.9%         6.8%         7.0%
         Tax benefit of interest on obligations of
           states and political subdivisions                    (2.1)%       (2.1)%       (2.2)%
         Other                                                    .4%          .7%          .5%
                                                          ----------   ----------   ----------

               Total income tax expense                         39.2%        39.4%        39.3%
                                                          ==========   ==========   ==========

11.      COMMITMENTS AND CONTINGENCIES

         Leases
         ------

         The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2014. Certain of the leases have five year renewal options. Two of the branch facilities are leased from current or former members of the Company's Board of Directors (see Note
         16).

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.      COMMITMENTS AND CONTINGENCIES (Continued)

         Leases (Continued)
         ------

         Future minimum lease payments are as follows (dollars in thousands):

                         Year Ending
                         December 31,
                         ------------

                             2004                             $      673
                             2005                                    736
                             2006                                    674
                             2007                                    518
                             2008                                    552
                          Thereafter                               1,118
                                                              ----------

                                                              $    4,271
                                                              ==========

         Rental expense included in occupancy, furniture and equipment expense totaled $600,000, $616,000 and $631,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet.

         The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                                            December 31,
                                                                      -----------------------

                                                                         2003         2002
                                                                      ----------   ----------
         Commitments to extend credit:
             Revolving lines of credit secured by
                 1-4 family residences                                $    3,017   $    2,431
             Commercial real estate, construction and land
                 development commitments:
                     Secured by real estate                               20,269       18,281
                     Not secured by real estate                            1,800        1,821
             Credit card arrangements                                        483          460
             Other unused commitments, principally commercial loans       46,289       38,721
                                                                      ----------   ----------

                                                                      $   71,858   $   61,714
                                                                      ==========   ==========

         Letters of credit                                            $      741   $    3,668
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

         In management's judgment, a concentration exists in real estate-related loans which represented approximately 69.8% and 69.4%% of the Company's loan portfolio at December 31, 2003 and 2002, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.

         Correspondent Banking Agreements
         --------------------------------

         The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $3,552,000 at December 31, 2003.

         Federal Reserve Requirements
         ----------------------------

         Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. Reserve balances held with the Federal Reserve Bank totaled $0 and $533,000 at December 31, 2003 and 2002, respectively.

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


12.      SHAREHOLDERS' EQUITY

         Earnings Per Share
         ------------------

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

                                                          Weighted
                                                          Average
                                                         Number of
                                                Net        Shares      Per-Share
                For the Year Ended            Income    Outstanding     Amount
         --------------------------------   ----------   ----------   ----------

         December 31, 2003
         -----------------

         Basic earnings per share           $    4,741        3,989   $     1.19
                                                                      ==========

         Effect of dilutive stock options                       329
                                            ----------   ----------

         Diluted earnings per share         $    4,741        4,318   $     1.10
                                            ==========   ==========   ==========

         December 31, 2002
         -----------------

         Basic earnings per share           $    4,459        3,951   $     1.13
                                                                      ==========

         Effect of dilutive stock options                       298
                                            ----------   ----------

         Diluted earnings per share         $    4,459        4,249   $     1.05
                                            ==========   ==========   ==========

         December 31, 2001
         -----------------

         Basic earnings per share           $    4,037        3,993   $     1.01
                                                                      ==========

         Effect of dilutive stock options                       254
                                            ----------   ----------

         Diluted earnings per share         $    4,037        4,247   $      .95
                                            ==========   ==========   ==========


         Stock Option Plans
         ------------------

         In 2000 and 1995, the Board of Directors adopted stock option plans under which options may be granted to employees and directors under incentive and nonstatutory agreements. At December 31, 2003, grants outstanding combined with shares available for future grants totaled 960,592 shares under these plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The purchase price of exercised options is payable in full in cash or shares of the Company's common stock owned by the optionee at the time the option is exercised. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Options vest ratably over a five year period. Outstanding options under the 1995 plan are exercisable until their expiration; however, no new options will be granted under this plan.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


12.      SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------

         A summary of the combined activity within the plans follows:

                                          2003                       2002                       2001
                                ------------------------   ------------------------   ------------------------

                                               Weighted                   Weighted                   Weighted
                                                Average                    Average                    Average
                                               Exercise                   Exercise                   Exercise
                                  Shares         Price       Shares         Price       Shares         Price
                                ----------    ----------   ----------    ----------   ----------    ----------
         Options outstanding,
           beginning of year       624,667    $     4.98      664,797    $     5.00      732,816    $     5.03

           Options granted          62,068    $    14.91
           Options exercised      (135,704)   $     4.37      (40,130)   $     4.58      (41,841)   $     4.48
           Options canceled         (1,682)   $     5.23                                 (26,178)   $    10.23
                                ----------                 ----------                 ----------

         Options outstanding,
           end of year             549,349    $     6.39      624,667    $     4.98      664,797    $     5.00
                                ==========                 ==========                 ==========

         Options exercisable,
           end of year             483,807    $     5.25      587,274    $     4.81      561,006    $     4.61
                                ==========                 ==========                 ==========

         A summary of options outstanding at December 31, 2003 follows:

                                     Number of        Weighted       Number of
                                      Options         Average         Options
                                    Outstanding      Remaining      Exercisable
                                    December 31,    Contractual     December 31,
         Range of Exercise Prices       2003            Life            2003
         ------------------------  -------------   -------------   -------------

         $    3.34                        41,863       2.8 years          41,863
         $    3.48                       216,035       1.6 years         216,035
         $    3.71                         6,273        .2 years           6,273
         $    4.57                         6,129       2.6 years           6,129
         $    5.23                        50,238       6.0 years          50,238
         $    5.53                        44,850       4.7 years          44,850
         $    6.14                        30,211       3.4 years          30,211
         $    8.85                        17,364       5.9 years          13,891
         $    9.05                        13,674       5.0 years          13,674
         $    9.75                        60,643       4.7 years          60,643
         $   14.89                        61,342       9.4 years
         $   16.14                           727       9.5 years
                                   -------------                   -------------

                                         549,349                         483,807
                                   =============                   =============

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


12.      SHAREHOLDERS' EQUITY (Continued)

         Stock Split
         -----------

         On September 17, 2003, the Board of Directors declared a three-for-two stock split, payable on October 31, 2003 to shareholders of record on October 17, 2003. All per share, shares outstanding and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock split.

13.      REGULATORY MATTERS

         Dividends
         ---------

         Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. The California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. In addition, under applicable laws, the Office of the Comptroller of the Currency (the "OCC") restricts the total dividend payment of any national banking association in any calendar year to the net income of the year, as defined, combined with the net income for the two preceding years, less distributions made to shareholders during the same three-year period. At December 31, 2003, the subsidiaries had $10,649,000 in retained earnings available for dividend payments to the Company.

         Regulatory Capital
         ------------------

         The Company and its banking subsidiaries are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System, the FDIC and OCC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its banking subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and its banking subsidiaries met all their capital adequacy requirements as of December 31, 2003 and 2002.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


13.      REGULATORY MATTERS (Continued)

         Regulatory Capital (Continued)
         ------------------

         In addition, the most recent notifications from the FDIC and OCC categorized each of the banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banking subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since those notifications that management believes have changed the categories.

                                                                                     December 31,
                                                                  --------------------------------------------------

                                                                            2003                       2002
                                                                  -----------------------    -----------------------

                                                                    Amount        Ratio        Amount        Ratio
                                                                  ----------   ----------    ----------   ----------
                                                                                (dollars in thousands)
         Leverage Ratio
         --------------

         American River Holdings and Subsidiaries                 $   34,529          9.0%   $   30,350          8.9%
         Minimum regulatory requirement                           $   15,419          4.0%   $   12,328          4.0%

         American River Bank                                      $   28,955          9.5%   $   24,986         10.0%
         Minimum requirement for "Well-Capitalized" institution   $   15,251          5.0%   $   12,521          5.0%
         Minimum regulatory requirement                           $   12,201          4.0%   $   10,017          4.0%

         North Coast Bank                                         $    5,663          7.1%   $    5,168          9.0%
         Minimum requirement for "Well-Capitalized" institution   $    4,008          5.0%   $    2,861          5.0%
         Minimum regulatory requirement                           $    3,206          4.0%   $    2,289          4.0%

         Tier 1 Risk-Based Capital Ratio
         -------------------------------

         American River Holdings and Subsidiaries                 $   34,529         11.6%   $   30,350         11.8%
         Minimum regulatory requirement                           $   11,877          4.0%   $   10,284          4.0%

         American River Bank                                      $   28,955         12.2%   $   24,986         11.8%
         Minimum requirement for "Well-Capitalized" institution   $   14,267          6.0%   $   12,701          6.0%
         Minimum regulatory requirement                           $    9,511          4.0%   $    8,467          4.0%

         North Coast Bank                                         $    5,663          9.7%   $    5,168         11.2%
         Minimum requirement for "Well-Capitalized" institution   $    3,505          6.0%   $    2,773          6.0%
         Minimum regulatory requirement                           $    2,336          4.0%   $    1,849          4.0%

         Total Risk-Based Capital Ratio
         ------------------------------

         American River Holdings and Subsidiaries                 $   38,244         12.9%   $   33,547         13.0%
         Minimum regulatory requirement                           $   23,773          8.0%   $   20,568          8.0%

         American River Bank                                      $   31,928         13.4%   $   27,555         13.0%
         Minimum requirement for "Well-Capitalized" institution   $   23,785         10.0%   $   21,169         10.0%
         Minimum regulatory requirement                           $   19,028          8.0%   $   16,935          8.0%

         North Coast Bank                                         $    6,395         10.9%   $    5,746         12.4%
         Minimum requirement for "Well-Capitalized" institution   $    5,858         10.0%   $    4,627         10.0%
         Minimum regulatory requirement                           $    4,687          8.0%   $    3,702          8.0%

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


14.      OTHER NONINTEREST INCOME AND EXPENSE

         Other noninterest income consisted of the following (dollars in thousands):

                                                              Year Ended December 31,
                                                       ------------------------------------

                                                          2003         2002         2001
                                                       ----------   ----------   ----------
         Accounts receivable servicing fees (Note 6)   $      247   $      294   $      459
         Merchant fee income                                  357          344          277
         Income from residential lending division             366          278          274
         Fees from lease brokerage services                   381          459          264
         Financial services income                             69           71           90
         Other                                                266          314          439
                                                       ----------   ----------   ----------

                                                       $    1,686   $    1,760   $    1,803
                                                       ==========   ==========   ==========

         Noninterest expense consisted of the following (dollars in thousands):

                                                              Year Ended December 31,
                                                       ------------------------------------

                                                          2003         2002         2001
                                                       ----------   ----------   ----------
         Professional fees                             $      335   $      262   $      411
         Outsourced item processing                           361          359          385
         Telephone and postage                                275          278          313
         Advertising and promotion                            198          200          275
         Stationery and supplies                              175          212          203
         Directors' compensation                              353          248          209
         Other operating expenses                             972          775          998
                                                       ----------   ----------   ----------

                                                       $    2,669   $    2,334   $    2,794
                                                       ==========   ==========   ==========

15.      EMPLOYEE BENEFIT PLANS

         American River Holdings 401(k) Plan
         -----------------------------------

         The American River Holdings 401(k) Plan commenced January 1, 1993 and is available to all employees. Under the plan, the Company will match 50% of each participants' contribution up to a maximum of 6% of their annual compensation. Employer contributions vest at a rate of 20% per year over a five year period and totaled $116,000, $109,000 and $111,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.      EMPLOYEE BENEFIT PLANS (Continued)

         American River Holdings Deferred Compensation Plan
         --------------------------------------------------

         The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a Committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and funds the interest earned on participant deferrals at a rate based on U.S. Government Treasury rates. Deferred compensation, including interest earned, totaled $615,000, $437,000 and $351,000 at December 31, 2003,
         2002 and 2001, respectively.

         Salary Continuation Plan
         ------------------------

         In 2003, the Company entered into agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives' expected final payment dates in a systematic and rational manner. At the balance sheet date, the amount of accrued benefits approximates the then present value of the benefits expected to be provided at retirement. The expense recognized under this plan totaled $42,000 for the year ended December 31, 2003.

16.      RELATED PARTY TRANSACTIONS

         During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2003 (dollars in thousands):

         Balance, January 1, 2003                                     $    4,092

             Disbursements                                                 4,988
             Amounts repaid                                                  542
                                                                      ----------

         Balance, December 31, 2003                                   $    8,538
                                                                      ==========

         Undisbursed commitments to related parties,
             December 31, 2003                                        $      563
                                                                      ==========

         The Company also leases two branch facilities from current and former members of the Company's Board of Directors. Rental payments to the Directors totaled $109,000, $106,000 and $105,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


17.      OTHER COMPREHENSIVE (LOSS) INCOME

         At December 31, 2003, 2002 and 2001, the Company had other comprehensive loss or income as follows (dollars in thousands):

                                                                            Tax
                                                             Before       Benefit        After
                                                              Tax        (Expense)        Tax
                                                           ----------    ----------    ----------
         For the Year Ended December 31, 2003
         ------------------------------------

         Other comprehensive loss:
           Unrealized holding losses                       $     (686)   $      266    $     (420)
           Less reclassification adjustment for realized
             gains included in net income                          33           (13)           20
                                                           ----------    ----------    ----------

                                                           $     (719)   $      279    $     (440)
                                                           ==========    ==========    ==========

         For the Year Ended December 31, 2002
         ------------------------------------

         Other comprehensive income:
           Unrealized holding gains                        $    1,353    $     (534)   $      819
                                                           ==========    ==========    ==========

         For the Year Ended December 31, 2001
         ------------------------------------

         Other comprehensive income:
           Unrealized holding gains                        $      446    $     (178)   $      268
                                                           ==========    ==========    ==========

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

         The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2003 and 2002:

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

         FHLB and FRB stock: The carrying amount of FHLB and FRB stock approximates their fair value. These investments are carried at cost and are redeemable at par with certain restrictions.

         Accounts receivable servicing receivables: The carrying amount of accounts receivable servicing receivables approximates their fair value because of the relatively short period of time between the origination of the receivables and their expected collection.

         Cash surrender value of life insurance policies: The fair value of life insurance policies are based on cash surrender values at each reporting date as provided by insurers.

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

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                   December 31, 2003         December 31, 2002
                                                -----------------------   -----------------------
                                                             Estimated                 Estimated
                                                 Carrying       Fair       Carrying       Fair
                                                  Amount        Value       Amount        Value
                                                ----------   ----------   ----------   ----------
         Financial assets:
           Cash and due from banks              $   29,797   $   29,797   $   25,899   $   25,899
           Interest-bearing deposits in banks        4,650        4,656        5,938        5,988
           Investment securities                    89,846       89,902       74,061       74,262
           Loans and leases                        262,464      262,360      229,008      229,904
           FHLB and FRB stock                        1,546        1,546        1,562        1,562
           Accounts receivable servicing
             receivables                             1,778        1,778        1,396        1,396
           Accrued interest receivable               1,557        1,557        1,486        1,486
           Cash surrender value of life
             insurance policies                      1,641        1,641

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


18.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                   December 31, 2003         December 31, 2002
                                                -----------------------   -----------------------
                                                             Estimated                 Estimated
                                                 Carrying       Fair       Carrying       Fair
                                                  Amount        Value       Amount        Value
                                                ----------   ----------   ----------   ----------
         Financial liabilities:
           Deposits                             $  322,507   $  322,792   $  275,796   $  276,238
           Short-term borrowings                    34,600       34,600       30,550       30,550
           Long-term debt                            1,942        2,174        1,992        2,089
           Accrued interest payable                    225          225          303          303

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


19.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                                  BALANCE SHEET

                           December 31, 2003 and 2002
                             (Dollars in thousands)


                                                          2003          2002
                                                       ----------    ----------

                          ASSETS

         Cash and due from banks                       $      402    $      342
         Investment in subsidiaries                        35,731        31,684
         Dividends receivable from subsidiaries               350           851
         Other assets                                         674           126
                                                       ----------    ----------

                                                       $   37,157    $   33,003
                                                       ==========    ==========

                      LIABILITIES AND
                   SHAREHOLDERS' EQUITY

         Liabilities:
           Dividends payable to shareholders           $      608    $      551
           Other liabilities                                1,092           726
                                                       ----------    ----------

               Total liabilities                            1,700         1,277
                                                       ----------    ----------

         Shareholders' equity:
           Common stock                                    16,693        16,064
           Retained earnings                               17,900        14,358
           Accumulated other comprehensive income             864         1,304
                                                       ----------    ----------

               Total shareholders' equity                  35,457        31,726
                                                       ----------    ----------

                                                       $   37,157    $   33,003
                                                       ==========    ==========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


19.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                                       STATEMENT OF INCOME

                      For the Years Ended December 31, 2003, 2002 and 2001
                                     (Dollars in thousands)


                                                                 2003          2002         2001
                                                              ----------    ----------   ----------
         Income:
           Dividends declared by subsidiaries -
             eliminated in consolidation                      $      950    $    1,815   $    1,282
           Management fee from subsidiaries - eliminated
             in consolidation                                      1,781         1,242        1,199
           Other income                                               10
                                                              ----------    ----------   ----------

               Total income                                        2,741         3,057        2,481
                                                              ----------    ----------   ----------

         Expenses:
           Salaries and employee benefits                          2,104         1,437        1,228
           Professional fees                                          93            72          100
           Directors' compensation                                   274           176          144
           Other expenses                                            454           393          315
                                                              ----------    ----------   ----------

               Total expenses                                      2,925         2,078        1,787
                                                              ----------    ----------   ----------

               (Loss) income before equity in undistributed
                 income of subsidiaries                             (184)          979          694

         Equity in undistributed income of subsidiaries            4,487         3,169        3,115
                                                              ----------    ----------   ----------

               Income before income taxes                          4,303         4,148        3,809

         Income tax benefit                                          438           311          228
                                                              ----------    ----------   ----------

               Net income                                     $    4,741    $    4,459   $    4,037
                                                              ==========    ==========   ==========

                    AMERICAN RIVER HOLDINGS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


19.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                                     STATEMENT OF CASH FLOWS

                      For the Years Ended December 31, 2003, 2002 and 2001
                                     (Dollars in thousands)

                                                                2003          2002          2001
                                                             ----------    ----------    ----------
         Cash flows from operating activities:
           Net income                                        $    4,741    $    4,459    $    4,037
           Adjustments to reconcile net income to net
             cash provided by operating activities:
               Undistributed earnings of subsidiaries            (4,487)       (3,169)       (3,115)
               Increase in other assets                             (47)         (532)         (240)
               Increase in other liabilities                        366           410           186
                                                             ----------    ----------    ----------

                 Net cash provided by operating activities          573         1,168           868
                                                             ----------    ----------    ----------

         Cash flows from financing activities:
           Cash dividends paid                                   (1,135)         (716)         (640)
           Exercise of stock options                                653           236           265
           Cash paid to repurchase common stock                     (24)         (808)         (353)
           Cash paid for fractional shares in connection
             with stock dividends and stock splits                   (7)           (8)           (7)
                                                             ----------    ----------    ----------

                 Net cash used in financing activities             (513)       (1,296)         (735)
                                                             ----------    ----------    ----------

                 Net increase (decrease) in cash and cash
                   equivalents                                       60          (128)          133

         Cash and cash equivalents at beginning of year             342           470           337
                                                             ----------    ----------    ----------

         Cash and cash equivalents at end of year            $      402    $      342    $      470
                                                             ==========    ==========    ==========

Selected Quarterly Information (Unaudited)
-----------------------------------------------------------------------------------------------
(In thousands, except per share and price range of common stock)
-----------------------------------------------------------------------------------------------

                                        March 31,      June 30,     September 30,  December 31,
-----------------------------------------------------------------------------------------------
               2003

Interest income                           $  4,810       $  5,062       $  4,953       $  4,943
Net interest income                          4,057          4,299          4,266          4,244
Provision for loan and lease losses            189            223            252            282
Noninterest income                             526            565            645            517
Noninterest expense                          2,659          2,456          2,587          2,670
Income before taxes                          1,735          2,185          2,072          1,809
Net income                                   1,049          1,303          1,260          1,129
-----------------------------------------------------------------------------------------------

Basic earnings per share                  $    .27       $    .33       $    .31       $    .28
Diluted earnings per share                     .25            .30            .29            .26
Cash dividends per share                        --            .15             --            .15
-----------------------------------------------------------------------------------------------
Price range, common stock             $14.12-15.93   $14.57-17.17   $15.35-22.90   $17.25-23.65

===============================================================================================

               2002

Interest income                           $  4,465       $  4,486       $  4,732       $  4,902
Net interest income                          3,583          3,623          3,820          4,047
Provision for loan and lease losses            148            186            160            150
Noninterest income                             492            552            619            660
Noninterest expense                          2,344          2,288          2,285          2,472
Income before taxes                          1,583          1,701          1,994          2,085
Net income                                     961          1,027          1,200          1,271
-----------------------------------------------------------------------------------------------

Basic earnings per share                  $    .24       $    .26       $    .31       $    .32
Diluted earnings per share                     .23            .24            .28            .30
Cash dividends per share                        --            .09             --            .14
-----------------------------------------------------------------------------------------------
Price range, common stock              $9.97-12.22   $11.87-13.48   $11.59-13.45   $11.17-15.89
===============================================================================================

The earnings per share and price range have been adjusted for a 3 for 2 stock split in 2003 and a 5% stock dividend in 2002.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2003. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2003, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. Controls and Procedures

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the period covered by this annual report on Form 10-K. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended December 31, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III

ITEM 10. Directors and Executive Officers of the Registrant

         The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. Executive Compensation

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. Principal Accountant Fees and Services

         The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1) Financial Statements. Listed and included in Part II, Item 8.

     (2) Financial Statement Schedules. Not applicable.

     (3) Exhibits.

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

         *(10.9) American River Holdings 401(k) Plan and amendment no. 1 dated April 1, 1998. **

         *(10.10) American River Holdings Stock Option Gross-Up Plan and
                  Agreement, as amended, dated May 20, 1998. **

         *(10.11) American River Holdings Deferred Compensation Plan dated May
                  1, 1998. **

         *(10.12) American River Holdings Deferred Fee Plan dated April 1, 1998.
                  **

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

         *(10.22) First Amendment dated December 20, 2000, to the American River
                  Holdings Deferred Compensation Plan dated May 1, 1998, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, filed with the Commission on April 2, 2001.

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

         (10.29) Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

         *(10.30) Employment Agreement between American River Holdings and David
                  T. Taber dated August 22, 2003, incorporated by reference from
                  Exhibit 10.30 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

         *(10.31) Employment Agreement between American River Bank and William
                  L. Young dated August 22, 2003, incorporated by reference from
                  Exhibit 10.31 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

         (10.32) Lease agreement between R & R Partners, A California General Partnership and North Coast Bank, N.A., dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 10.32 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

         *(10.33) Salary Continuation Agreement between American River Bank and
                  Mitchell A. Derenzo dated August 22, 2003, incorporated by reference from Exhibit 10.33 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

         *(10.34) Salary Continuation Agreement between American River Holdings and David T. Taber dated August 22, 2003, incorporated by reference from Exhibit 10.34 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

         *(10.35) Salary Continuation Agreement between American River Bank and
                  Douglas E. Tow dated August 22, 2003, incorporated by reference from Exhibit 10.35 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

         *(10.36) Salary Continuation Agreement between American River Bank and
                  William L. Young dated August 22, 2003, incorporated by reference from Exhibit 10.36 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

         (14.1)   American River Holdings Code of Ethics

         (21.1) As of the date of this report, the Registrant's only subsidiaries are American River Bank and American River Financial.

         (23.1)   Consent of Perry-Smith LLP

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

         **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

  (b)    Reports on Form 8-K

         On October 16, 2003, the Company filed a Report on Form 8-K announcing its financial results for the third quarter and year-to-date 2003 financial results.

         On October 17, 2003, the Company filed a Report on Form 8-K announcing the resignation of Bill Young as Director of American River Holdings and President and Chief Executive Officer of American River Bank. Mr. Young's resignation was based on personal family related reasons and not due to any disagreement with the Registrant's operations, polices or practices.

         On October 30, 2003, the Company filed a Report on Form 8-K announcing the execution of a Plan of Reorganization and Merger Agreement and the filing of applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation to obtain approval of a proposed merger of Registrant's bank subsidiaries, North Coast Bank, National Association and American River Bank.

         On December 19, 2003, the Company filed a Report on Form 8-K announcing a $0.15 cash dividend.

         An Annual Report for the fiscal year ended December 31, 2003 and Notice of Annual Meeting and Proxy Statement for the Company's 2004 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN RIVER HOLDINGS



March 15, 2004                         By: /s/ DAVID T. TABER
--------------                             -------------------------------------
                                           David T. Taber
                                           Chief Executive Officer
                                           (Principal Executive Officer)



March 15, 2004                         By: /s/ MITCHELL A. DERENZO
--------------                             -------------------------------------
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

          Signature                              Title                     Date

/s/ CHARLES D. FITE                     Director, Chairman               3/17/04
------------------------------
Charles D. Fite


/s/ ROGER J. TAYLOR                     Director, Vice Chairman          3/17/04
------------------------------
Roger J. Taylor


/s/ AMADOR S. BUSTOS                    Director                         3/17/04
------------------------------
Amador S. Bustos


/s/ SAM J. GALLINA                      Director                         3/17/04
------------------------------
Sam J. Gallina


/s/ WAYNE C. MATTHEWS                   Director                         3/17/04
------------------------------
Wayne C. Matthews


/s/ WILLIAM A. ROBOTHAM                 Director                         3/17/04
------------------------------
William A. Robotham


/s/ DAVID T. TABER                      Director                         3/17/04
------------------------------
David T. Taber


/s/ STEPHEN H. WAKS                     Director                         3/17/04
------------------------------
Stephen H. Waks


/s/ MICHAEL A. ZIEGLER                  Director                         3/17/04
------------------------------
Michael A. Ziegler

                                  EXHIBIT INDEX



Exhibit Number                        Description                          Page
--------------------------------------------------------------------------------


     14.1         American River Holdings Code of Ethics                   85-86

     23.1         Consent of Perry-Smith LLP                               87

     31.1         Certifications of Chief Executive Officer pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002         88

     31.2         Certifications of Chief Financial Officer pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002         89

     32.1         Certification of American River Holdings by its
                  Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002                                                     90