Form 10-Q
period 2004-03-31
AMERICAN RIVER HOLDINGS
filed 2004-05-13
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended   March 31, 2004
                                           ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-31525

                             AMERICAN RIVER HOLDINGS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                California                             68-0352144
    ------------------------------------      ----------------------------
      (State or other jurisdiction of           (IRS Employer ID Number)
     incorporation or organization)


      1545 River Park Drive, Sacramento, California           95815
      ---------------------------------------------           -----
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

No par value Common Stock - 4,213,081 shares outstanding at May 10, 2004.



                                  Page 1 of 67
                 The Index to the Exhibits is located at Page 31

                          PART 1-FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                             AMERICAN RIVER HOLDINGS
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                     (In thousands, except number of shares)

                                                                                  March 31,         December 31,
                                                                                     2004               2003
                                                                                 -----------        ------------
ASSETS

Cash and due from banks                                                          $    27,783        $    29,797
Federal funds sold                                                                        --                 --
Interest-bearing deposits in banks                                                     4,848              4,650
Investment securities:
    Available-for-sale, (amortized cost: 2004--$59,964; 2003--$61,256)                61,770             62,686
    Held-to-maturity (market value: 2004--$28,211; 2003--$27,216)                     27,940             27,160
Loans and leases, less allowance for loan and lease losses of $4,098
    at March 31, 2004 and $3,949 at December 31, 2003                                272,025            262,464
Premises and equipment, net                                                            1,602              1,505
FHLB and FRB stock                                                                     1,440              1,546
Accounts receivable servicing receivables, net                                         1,714              1,778
Accrued interest receivable and other assets                                           5,775              5,807
                                                                                 -----------        -----------
                                                                                 $   404,897        $   397,393
                                                                                 ===========        ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
    Noninterest bearing                                                          $   102,047        $   102,308
    Interest bearing                                                                 230,230            220,199
                                                                                 -----------        -----------
            Total deposits                                                           332,277            322,507

Short-term borrowed funds                                                             30,800             34,600
Long-term debt                                                                         1,929              1,942
Accrued interest payable and other liabilities                                         2,357              2,887
                                                                                 -----------        -----------

            Total liabilities                                                        367,363            361,936
                                                                                 -----------        -----------

Commitments and contingencies (Note 3)
Shareholders' equity:
    Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 4,212,961 shares at March 31, 2004 and
    4,055,260 at December 31, 2003                                                    17,863             16,693
    Retained earnings                                                                 18,571             17,900
    Accumulated other comprehensive income (Note 5)                                    1,100                864
                                                                                 -----------        -----------

            Total shareholders' equity                                                37,534             35,457
                                                                                 -----------        -----------
                                                                                 $   404,897        $   397,393
                                                                                 ===========        ===========

See Notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(In thousands, except per share data)
For the three month periods ended March 31,


                                                                              2004                 2003
                                                                           -----------         -----------
Interest income:
    Interest and fees on loans                                             $     4,280         $     3,981
    Interest on Federal funds sold                                                  --                   1
    Interest on deposits in banks                                                   29                  56
    Interest and dividends on investment securities:
       Taxable                                                                     673                 652
       Exempt from Federal income taxes                                            123                 116
       Dividends                                                                     8                   4
                                                                           -----------         -----------
          Total interest income                                                  5,113               4,810
                                                                           -----------         -----------
Interest expense:
    Interest on deposits                                                           556                 594
    Interest on short-term borrowings                                              105                 129
    Interest on long-term debt                                                      30                  30
                                                                           -----------         -----------
          Total interest expense                                                   691                 753
                                                                           -----------         -----------

          Net interest income                                                    4,422               4,057

Provision for loan and lease losses                                                198                 189
                                                                           -----------         -----------
       Net interest income after provision for loan and lease losses             4,224               3,868
                                                                           -----------         -----------

Noninterest income                                                                 429                 526
                                                                           -----------         -----------

Noninterest expense:
    Salaries and employee benefits                                               1,575               1,667
    Occupancy                                                                      205                 205
    Furniture and equipment                                                        180                 156
    Other expense                                                                  789                 631
                                                                           -----------         -----------
          Total noninterest expense                                              2,749               2,659
                                                                           -----------         -----------

          Income before income taxes                                             1,904               1,735

Income taxes                                                                       744                 686
                                                                           -----------         -----------

          Net income                                                       $     1,160         $     1,049
                                                                           ===========         ===========

Basic earnings per share (Note 4)                                                 $.28                $.27
                                                                                  ====                ====
Diluted earnings per share (Note 4)                                               $.27                $.25
                                                                                  ====                ====

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares) (Unaudited)


                                                      Common Stock                       Accumulated
                                                 ----------------------                     Other
                                                                             Retained    Comprehensive  Shareholders'  Comprehensive
                                                   Shares       Amount       Earnings    Income(Loss)      Equity          Income
                                                 ---------     --------     ---------    -------------  -------------  -------------
Balance, January 1, 2003                         3,938,883       16,064        14,358         1,304           31,726
Comprehensive income (Note 5):
   Net income                                                                   4,741                          4,741      $  4,741
   Other comprehensive income, net of tax:
       Unrealized loss on available-for-sale
         investment securities                                                                 (440)            (440)         (440)
                                                                                                                          --------

         Total comprehensive income                                                                                       $  4,301
                                                                                                                          ========

Cash dividends ($0.30 per share)                                               (1,192)                        (1,192)
Fractional shares redeemed                            (225)                        (7)                            (7)
Stock options exercised                            135,704          653                                          653
Retirement of common stock                         (19,102)         (24)                                         (24)
                                                 ---------     --------     ---------      --------        ---------

Balance, December 31, 2003                       4,055,260       16,693        17,900           864           35,457

Comprehensive income (Note 5):
   Net income                                                                   1,160                          1,160      $  1,160
   Other comprehensive loss, net of tax:
       Unrealized gain on available-for-sale
         investment securities                                                                  236              236           236
                                                                                                                          --------

         Total comprehensive income                                                                                       $  1,396
                                                                                                                          ========

Cash dividends ($0.115 per share)                                                (489)                          (489)
Stock options exercised                            184,237        1,288                                        1,288
Retirement of common stock                         (26,536)        (118)                                        (118)
                                                 ---------     --------     ---------      --------        ---------

Balance, March 31, 2004                          4,212,961     $ 17,863     $  18,571      $  1,100        $  37,534
                                                 =========     ========     =========      ========        =========

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands)
For the three months ended March 31,

                                                                                2004              2003
                                                                            -----------        -----------
Cash flows from operating activities:
    Net income                                                              $     1,160        $     1,049
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan and lease losses                                        198                189
         (Decrease) increase in deferred loan origination fees, net                 (34)                25
         Depreciation and amortization                                              129                117
         Net amortization of investment security premiums                           300                196
         Provision for accounts receivable servicing asset losses                    --                  1
         Gain on sale of securities                                                  --                 --
         Gain on sale of equipment                                                   --                 --
         Decrease in accrued interest receivable and other assets                  (108)              (535)
         Decrease in accrued interest payable and other liabilities                (406)               (61)
                                                                            -----------        -----------

                    Net cash provided by operating activities                     1,239                981
                                                                            -----------        -----------

Cash flows from investing activities:
         Proceeds from the sale of available-for-sale
                investment securities                                                --                 --
         Proceeds from called available-for-sale investment
                securities                                                           --                 --
         Proceeds from matured available-for-sale investment
                securities                                                        1,000              2,000
         Purchases of held-to-maturity investment
                securities                                                       (2,080)            (3,088)
         Purchases of available-for-sale investment securities                     (305)              (368)
         Proceeds from principal repayments for available-
                for-sale mortgage-related securities                                470              2,071
         Proceeds from principal repayments for held-to-
                maturity mortgage-related securities                              1,127              1,559
         Net (increase) decrease in interest-bearing deposits in banks             (198)               595
         Net increase in loans                                                   (9,723)           (21,315)
         Net decrease in accounts receivable servicing receivables                   64                 49
         Proceeds from the sale of equipment                                         --                 --
         Purchases of equipment                                                    (228)               (35)
         Net decrease (increase) in FHLB and FRB stock                              106                (19)
                                                                            -----------        -----------

                    Net cash used in investing activities                        (9,767)           (18,551)
                                                                            -----------        -----------

AMERICAN RIVER HOLDINGS
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Continued)

(In thousands)
For the three months ended March 31,

                                                                                2004              2003
                                                                            -----------        -----------
Cash flows from financing activities:
         Net increase in demand, interest-bearing and savings deposits      $     9,824        $     6,976
         Net decrease in time deposits                                              (54)              (101)
         Repayment of long-term debt                                                (13)               (12)
         Net (decrease) increase in short-term borrowings                        (3,800)             7,550
         Payment of cash dividends                                                 (613)              (551)
         Cash paid to repurchase common stock                                      (118)                --
         Exercise of stock options                                                1,288                219
                                                                            -----------        -----------

                    Net cash provided by financing activities                     6,514             14,081
                                                                            -----------        -----------

                    Decrease in cash and cash equivalents                        (2,014)            (3,489)

Cash and cash equivalents at beginning of year                                   29,797             25,899
                                                                            -----------        -----------

Cash and cash equivalents at end of period                                  $    27,783        $    22,410
                                                                            ===========        ===========

See Notes to Unaudited Consolidated Financial Statements

                             AMERICAN RIVER HOLDINGS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Holdings (the "Company") at March 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the three-month periods ended March 31, 2004 and 2003.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report to Shareholders. The results of operations for the three-month period ended March 31, 2004 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

At March 31, 2004, the Company had two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, stock-based compensation cost is only reflected in net income when options granted under these plans have an exercise price less than the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                                    Three Months Ended March 31,
                                                                  --------------------------------
                                                                      2004                 2003
                                                                  -----------          -----------
         (Dollars in thousands, except per share data)
         Net income, as reported                                  $     1,160          $     1,049
         Add: Stock-based compensation expense included
           in reported net income, net of tax effect                       --                   20
         Deduct: Total stock-based compensation expense
           determined under the fair value based method
           for all awards, net of related tax effects                     (13)                 (31)
                                                                  -----------          -----------

         Pro forma net income                                     $     1,147          $     1,038
                                                                  ===========          ===========

         Basic earnings per share - as reported                         $0.28                $0.27
         Basic earnings per share - pro forma                           $0.28                $0.26

         Diluted earnings per share - as reported                       $0.27                $0.25
         Diluted earnings per share - pro forma                         $0.26                $0.24

There were no options granted during the three-month period ended March 31, 2004. The fair value of each option granted during the three-month period ended March 31, 2003 is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions:

   Dividend yield                                                         1.88%
   Expected life                                                        7 years
   Expected volatility                                                   56.41%
   Risk-free rate                                                         3.52%
   Weighted average fair value of options granted during the period       $3.50

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $67,184,000 and letters of credit of $741,000 at March 31, 2004. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2004.

Approximately $14,859,000 of the loan commitments outstanding at March 31, 2004 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being fully drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (4,140,743 shares for the three-month period ended March 31, 2004, and 3,953,025 shares for the three-month period ended March 31, 2003). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (235,856 shares for the three-month period ended March 31, 2004 and 325,727 for the three-month period ended March 31, 2003). Earnings per share is retroactively adjusted for stock splits and stock dividends for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $236,000 for the three-month period ended March 31, 2004 and $(105,000) for the three-month period ended March 31, 2003. Comprehensive income was $1,396,000 for the three-month period ended March 31, 2004 and $944,000 for the three-month period ended March 31, 2003.

6. SHORT-TERM BORROWING ARRANGEMENTS

The Company has a total of $38,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. An advance totaling $5,300,000 was outstanding from one of its correspondent banks at March 31, 2004, bearing an interest rate of 1.50% and maturing on April 1, 2004. An advance totaling $9,600,000 was outstanding from one of its correspondent banks at December 31, 2003, bearing an interest rate of 1.44% and maturing on January 1, 2004.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances totaling $25,500,000 were outstanding from the FHLB at March 31, 2004, bearing interest rates ranging from 1.17% to 1.45% and maturing between April 4, 2004 and January 28, 2005. Advances totaling $25,000,000 were outstanding from the FHLB at December 31, 2003, bearing interest rates ranging from 1.03% to 1.45% and maturing between January 2, 2004 and November 1, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER HOLDINGS

         The following is management's discussion and analysis of the significant changes in American River Holdings (the "Company") balance sheet accounts at March 31, 2004 and December 31, 2003 and its results of operations for the three-month periods ended March 31, 2004 and 2003. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan and lease losses, expenses, changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003 and its 2004 reports filed on Form 8-K.

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

         The Company owns 100% of the issued and outstanding common shares of American River Bank and American River Financial. American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983. American River Bank operates five full service offices in Sacramento and Placer Counties, and three full service offices in Sonoma County through North Coast Bank, a division of American River Bank. American River Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within those counties. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment, through First Source Capital, a division of American River Bank.

         The Company also owns 100% of an inactive subsidiary, American River Financial. American River Financial was incorporated on August 26, 2003 and has been inactive since its formation.

Overview

         The Company recorded net income of $1,160,000 for the quarter ended March 31, 2004, which was $111,000 above the $1,049,000 reported for the same period of 2003. Diluted earnings per share for the first quarter of 2004 were $0.27 versus $0.25 for the first quarter of 2003. The return on average equity
(ROAE) and the return on average assets (ROAA) for the first quarter of 2004 were 12.96% and 1.17%, respectively, as compared to 13.29% and 1.24%, respectively, for the same period in 2003.

         Total assets of the Company increased by $7,504,000 (1.9%) from December 31, 2003 to $404,897,000 at March 31, 2004. Net loans totaled $272,025,000, up $9,561,000 (3.6%) from the ending balances on December 31, 2003. Deposit balances at March 31, 2004 totaled $332,277,000, up $9,770,000
(3.0%) from December 31, 2003.

         The Company ended the first quarter of 2004 with a Tier 1 capital ratio of 11.9% and a total risk-based capital ratio of 13.2% versus 11.6% and 12.9%, respectively, at December 31, 2003.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
-------------------------------------------------------------------------------
                                                      For the three months
                                                         ended March 31
                                                 ------------------------------
(In thousands, except percentages)                  2004                2003
                                                 ----------          ----------

Net interest income*                             $    4,467          $    4,097
Provision for loan losses                              (198)               (189)
Noninterest income                                      429                 526
Noninterest expense                                  (2,749)             (2,659)
Provision for income taxes                             (744)               (686)
Tax equivalent adjustment                               (45)                (40)
                                                 ----------          ----------

Net income                                       $    1,160          $    1,049
                                                 ==========          ==========
-------------------------------------------------------------------------------
Average total assets                             $  397,332          $  343,429
Net income (annualized) as a percentage
  of average total assets                              1.17%               1.24%
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

         The Company's net interest margin was 4.94% for the three months ended March 31, 2004 and 5.25% for the three months ended March 31, 2003.

         The fully taxable equivalent interest income component increased from $4,850,000 for the three months ended March 31, 2003 to $5,158,000 for the three months ended March 31, 2004, representing a 6.4% increase. The increase in the fully taxable equivalent interest income for the first three months of 2004 compared to the same period in 2003 is broken down by rate (down $411,000) and volume (up $719,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 and 2002 in response to Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. Although there was only one FRB rate decrease in 2003 and none so far in 2004, the effects of thirteen such rate decreases by the FRB since January 1, 2001, resulted in a 52 basis point drop in the yield on average earning assets from 6.22% for the first quarter of 2003 to 5.70% during the first quarter of 2004. The volume increase was the result of a 15.1% increase in average earning assets. Average loan balances were up $33,003,000 (14.0%) in 2004 over the balances in 2003, while average investment securities balances were up $15,836,000 (21.2%). The increase in average loans is the result of a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market. The increase in investment securities is primarily due to the Company investing its excess funds in investment securities. The excess funds were created by an increase in deposit balances.

         Interest expense decreased $62,000 (8.2%) during the first quarter of 2004 compared to the first quarter of 2003. The average balances of interest bearing liabilities were $27,805,000 (12.2%) higher in 2004 versus 2003. The higher balances accounted for a $47,000 increase in interest expense, however, the overall decrease in interest expense for the three-month period can be related to a drop in rates (down $109,000). The decrease in rates paid on interest bearing liabilities was a result of the lower interest rate environment over the past three years. Rates paid on interest bearing liabilities decreased 25 basis points on a quarter-over-quarter basis from 1.34% to 1.09%.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                  2004                                           2003
                                            ----------------------------------------        ----------------------------------------
(Taxable Equivalent Basis)                    Avg                            Avg              Avg                             Avg
(In thousands, except percentages)          Balance         Interest       Yield (4)        Balance          Interest      Yield (4)
                                           ---------        --------       ---------       ---------         --------      ---------
Assets:
Earning assets:
  Loans and leases (1)                     $ 268,732         $ 4,280          6.41%        $ 235,729          $ 3,981        6.85%
  Taxable investment securities               78,349             673          3.45%           64,277              652        4.11%
  Tax-exempt investment securities (2)        11,323             165          5.86%           10,060              155        6.25%
  Corporate stock                                795              11          5.57%              294                5        6.90%
  Federal funds sold                               -               -          0.00%              342                1        1.19%
  Investments in time deposits                 4,779              29          2.44%            5,607               56        4.05%
                                           ---------         -------                       ---------          -------
Total earning assets                         363,978           5,158          5.70%          316,309            4,850        6.22%
                                                             -------                                          -------
Cash & due from banks                         27,348                                          23,546
Other assets                                  10,073                                           6,863
Allowance for loan & lease losses             (4,067)                                         (3,289)
                                           ---------                                       ---------
                                           $ 397,332                                       $ 343,429
                                           =========                                       =========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                               $ 132,961             232          0.70%        $ 108,497              181        0.68%
  Savings                                     18,345               9          0.20%           16,227                8        0.20%
  Time deposits                               70,365             315          1.80%           71,193              404        2.30%
  Other borrowings                            34,012             135          1.60%           34,012              160        2.03%
                                           ---------         -------                       ---------          -------
Total interest bearing liabilities           255,683             691          1.09%          227,878              753        1.34%
                                                             -------                                          -------
Demand deposits                              101,561                                          80,874
Other liabilities                              4,076                                           2,657
                                           ---------                                       ---------
Total liabilities                            361,320                                         311,409
Shareholders' equity                          36,012                                          32,020
                                           ---------                                       ---------
                                           $ 397,332                                       $ 343,429
                                           =========                                       =========
Net interest income & margin (3)                             $ 4,467          4.94%                           $ 4,097        5.25%
                                                             =======          =====                           =======        =====

(1) Loan and lease interest includes loan fees of $167,000 and $121,000 during the three months ended March 31, 2004 and March 31, 2003, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (91 for 2004 and 90 for 2003) and annualized to actual days in year (366 for 2004 and 365 for 2003).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
--------------------------------------------------------------------------------------------
(In thousands) Three Months Ended March 31, 2004 over 2003
Increase (decrease) due to change in:

Interest-earning assets:                        Volume           Rate (4)         Net Change
                                             -----------       -----------       -----------
   Net loans and leases (1)(2)               $       557       $      (258)      $       299
   Taxable investment securities                     143              (122)               21
   Tax exempt investment securities (3)               19                (9)               10
   Corporate stock                                     9                (3)                6
   Federal funds sold                                 (1)               --                (1)
   Investment in time deposits                        (8)              (19)              (27)
                                             -----------       -----------       -----------
     Total                                           719              (411)              308
                                             -----------       -----------       -----------

Interest-bearing liabilities:
   Demand deposits                                    41                10                51
   Savings deposits                                    1                --                 1
   Time deposits                                      (5)              (84)              (89)
   Other borrowings                                   10               (35)              (25)
                                             -----------       -----------       -----------
     Total                                            47              (109)              (62)
                                             -----------       -----------       -----------
Interest differential                        $       672       $      (302)      $       370
                                             ===========       ===========       ===========

--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans.
(2) Loan fees of $167,000 and $121,000 during the three months ending March 31, 2004 and March 31, 2003, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $198,000 for loan and lease losses for the first quarter of 2004 as compared to $189,000 for the first quarter of 2003. Net loan and lease charge-offs for the three months ended March 31, 2004 were $49,000 or ..07% (on an annualized basis) of average loans and leases as compared to charge-offs (recoveries) of ($45,000) or (.08%) (on an annualized basis) for the three months ended March 31, 2003. A negative number and percentage occur in 2003 as recoveries exceeded charge-offs during the period.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
-------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                         2004             2003
-------------------------------------------------------------------------------
Service charges on deposit accounts                     $  141           $  135
Accounts receivable servicing fees                          66               49
Fees from lease brokerage services                           -               93
Merchant fee income                                         84               80
Income from residential lending                             37               86
Financial services income                                   16               21
Other                                                       85               62
-------------------------------------------------------------------------------
           Total noninterest income                     $  429           $  526
-------------------------------------------------------------------------------

         Noninterest income was down $97,000 (18.4%) to $429,000 for the three months ended March 31, 2004 as compared to $526,000 for the three months ended March 31, 2003. The decrease in noninterest income for the quarter can be attributed to decreases in fees from lease brokerage services (down $93,000 or 100.0%) and a decrease in residential lending fee income (down $49,000 or 57.0%). The decrease in lease brokerage services results from a decision by the Company, which became effective on January 7, 2004, to discontinue the Company's leasing subsidiary operations as a subsidiary of the Company and commence similar leasing operations at American River Bank through a division identified as "First Source Capital, a division of American River Bank" ("First Source Capital"). The majority of the leases originated by First Source Capital are now recorded on the books of the Company as opposed to receiving fee income for brokering to outside funding sources. The residential lending division experienced a decrease in loan volume as a result of a slight increase in mortgage rates, which caused the number of refinances to decrease.

Noninterest Expense

         Noninterest expense increased $90,000 (3.4%) to a total of $2,749,000 in the first quarter of 2004 versus the $2,659,000 recorded in the first quarter of 2003. Salary and employee benefits decreased $92,000 (5.5%). Base salaries, which include commissions, decreased $118,000 mainly as a result of expenses related to employee departures in the first quarter of 2003 and lower commissions paid out in 2004 in the Residential Lending Division of American River Bank. The remaining difference relates to higher employer taxes and an increase in benefits, mainly due to higher health related and workers compensation insurance premiums. At March 31, 2004, the Company and its subsidiaries employed 105 persons on a full-time equivalent basis as compared to 97 at March 31, 2003. The majority of the increase can be attributed to staff at the Company's newest full service branch located in downtown Sacramento. On a quarter-over-quarter basis, occupancy expenses were identical and furniture and equipment expenses were higher by $24,000 (15.4%). The increase in furniture and equipment relates to purchases made for the new branch in downtown Sacramento, which opened during the first quarter on 2004, and depreciation of technology related equipment purchased by the Company over the past twelve months. Other expenses for the first quarter of 2004 were $789,000, an increase of $158,000 (25.0%) over the prior year quarter. Included in other expenses are professional fees (up $26,000 or 37.7%), stationery and supplies (up $24,000 or 57.1%) and directors expenses (up $42,000 or 56.0%). Professional fees, which includes accounting, legal and other professional services, was up primarily due to higher legal fees for compliance with SEC and NASD rules as well as general corporate matters. The increase in stationery and supplies is due mainly to the new location in downtown Sacramento. The increase in director fees relates to higher amounts accrued under the Gross-Up Plan (the "Plan"). The Plan compensates for the tax effects of the exercise of nonstatutory stock options. The Plan named certain non-employee Directors as participants and applies only to those options granted on August 25, 1995. The Plan encourages participating optionees to retain shares acquired through the exercise of nonstatutory stock options by the Company paying to the participating optionee an amount equal to the taxable income resulting from an exercise of a nonstatutory stock option multiplied by the Company's effective tax rate, subject to the optionee's agreement to hold the shares acquired for a minimum of one (1) year. The efficiency ratios (fully taxable equivalent) for the 2004 and 2003 first quarters were 56.2% and 57.5%, respectively.

Provision for Income Taxes

         The effective tax rate for the first quarter of 2004 was 39.1% versus 39.5% for the first quarter of 2003.

Balance Sheet Analysis

         The Company's total assets were $404,897,000 at March 31, 2004 as compared to $397,393,000 at December 31, 2003, representing an increase of 1.9%. The average balance of total assets for the three months ended March 31, 2004 was $397,332,000, which represents an increase of $53,903,000 or 15.7% over the average balance of $343,429,000 for the three-month period ended March 31, 2003.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At March 31, 2004, these categories accounted for approximately 21%, 50%, 1%, 18%, 1%, 4%, 3% and 2%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 22%, 53%, 2%, 14%, 1%, 3%, 3% and 2% at December 31, 2003. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for real estate construction ($11,988,000 or 32.0%), residential real estate ($806,000 or 53.5%), lease financing receivable ($1,536,000 or 16.6%), agriculture ($545,000 or 6.8%) and consumer ($259,000 or 4.4%). Despite the new borrowers the Company experienced a slight decrease in commercial ($97,000 or 0.2%), commercial real estate ($3,060,000 or 2.2%) and multi-family real estate ($2,301,000 or 43.4%) as a result of normal paydowns. Table Five below summarizes the composition of the loan portfolio as of March 31, 2004 and December 31, 2003.

Table Five: Loan and Lease Portfolio Composition
-------------------------------------------------------------------------------
                                                 March 31,         December 31,
(In thousands)                                     2004                 2003
-------------------------------------------------------------------------------
Commercial                                      $   57,249           $   57,346
Real estate:
   Commercial                                      139,189              142,249
   Multi-family                                      3,000                5,301
   Construction                                     49,422               37,434
   Residential                                       2,314                1,508
Lease financing receivable                          10,812                9,276
Agriculture                                          8,572                8,027
Consumer                                             6,209                5,950
-------------------------------------------------------------------------------
Total loans and leases                             276,767              267,091
Deferred loan and lease fees, net                     (644)                (678)
Allowance for loan and lease losses                 (4,098)              (3,949)
-------------------------------------------------------------------------------
Total net loans and leases                      $  272,025           $  262,464
===============================================================================

         A significant portion of the Company's loans and leases are direct loans and leases made to individuals and local businesses. The Company relies substantially on local promotional activity and personal contacts by bank officers, directors and employees to compete with other financial institutions. The Company makes loans and leases to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment. Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company's service area for construction of commercial properties, multi-family properties and custom and production-type single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, American River Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. American River Bank acts as a broker between American River Bank's customers and the loan wholesalers. American River Bank receives an origination fee for loans closed.

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

         Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank's business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base, and in Sonoma County through North Coast Bank, a division of American River Bank. The Company's business in Sonoma County is focused mainly on commercial and real estate enterprises within the three communities in which it has offices (Santa Rosa, Windsor, and Healdsburg). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 70.1% of the Company's loan and lease portfolio at March 31, 2004. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely.

         At March 31, 2004, non-performing loans and leases were 0.10% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $286,000 at March 31, 2004 and $181,000 at December 31, 2003. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2004 or December 31, 2003. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms or that would result in a material loss to the Company. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2004 and December 31, 2003.

Table Six:  Non-Performing Loans
--------------------------------------------------------------------------------
                                                     March 31,      December 31,
(In thousands)                                         2004             2003
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                        $     2          $     2
   Real estate                                            --               --
   Lease financing receivable                            182               --
   Consumer and other                                     --               --
--------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                             --               --
   Real estate                                            --               --
   Lease financing receivable                            102              179
   Consumer and other                                     --               --
--------------------------------------------------------------------------------
Total non-performing loans                           $   286          $   181
================================================================================

Allowance for Loan and Lease Losses Activity

         The Company maintains an allowance for loan and lease losses ("ALLL") to cover probable losses inherent in the loan and lease portfolio, which is based upon management's estimated range of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and recoveries and reduced by charge-offs. Actual losses for loans and leases can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The ALLL totaled $4,098,000 or 1.48% of total loans and leases at March 31, 2004 and $3,949,000 or 1.48% at December 31, 2003. Net charge-offs to average loans and leases were 0.07% (on an annualized basis) for the first quarter of 2004. Net charge-offs (recoveries) to average loans and leases were (0.08%) (on an annualized basis) for the first quarter of 2003.

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

Table Seven: Allowance for Loan and Lease Losses
---------------------------------------------------------------------------------------------------
(In thousands, except for percentages)                                       Three Months
                                                                                Ended
                                                                               March 31,
                                                                  ---------------------------------
                                                                      2004                  2003
---------------------------------------------------------------------------------------------------
Average loans and leases outstanding                              $  268,732             $  235,729
---------------------------------------------------------------------------------------------------
Allowance for possible loan and lease losses at
  beginning of period                                             $    3,949             $    3,197

Loans and leases charged off:
   Commercial                                                             --                     --
   Real estate                                                            --                     --
   Consumer                                                               --                     (2)
   Lease financing receivable                                           (103)                    --
---------------------------------------------------------------------------------------------------
Total                                                                   (103)                    (2)
---------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off:
   Commercial                                                             54                     --
   Real estate                                                            --                     47
   Consumer                                                               --                     --
   Lease financing receivable                                             --                     --
---------------------------------------------------------------------------------------------------
Total                                                                     54                     47
---------------------------------------------------------------------------------------------------
Net loans and leases recovered (charged off)                             (49)                    45
Additions to allowance charged to operating expenses                     198                    189
---------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                                         $    4,098             $    3,431
---------------------------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs to average
  loans and leases outstanding (annualized)                              .07%                  (.08%)
Provision for possible loan and lease losses
  to average loans and leases outstanding (annualized)                   .30%                   .33%
Allowance for possible loan and lease losses to loans
  and leases, net of deferred fees, at end of period                    1.48%                  1.35%

Other Real Estate

         At March 31, 2004 and December 31, 2003, the Company did not have any other real estate ("ORE") properties.

Deposits

         At March 31, 2004, total deposits were $332,277,000 representing an increase of $9,770,000 (3.0%) from the December 31, 2003 balance of $322,507,000. Noninterest-bearing deposits decreased $261,000 (0.3%) while interest-bearing deposits increased $10,031,000 (4.6%). Interest checking, money market and savings accounts increased $10,085,000 (6.8%) while time deposits decreased $54,000 (0.1%).

Other Borrowed Funds

         Other borrowings outstanding as of March 31, 2003 consist of advances (both long-term and short-term) from the FHLB and overnight borrowings from correspondent banks. The following table summarizes these borrowings (in thousands):

                                               March 31, 2004                  December 31, 2003
                                          ----------------------            -----------------------
                                            Amount          Rate              Amount          Rate
                                          ---------         ----            ---------         ----
      Short-Term borrowings:

         FHLB advances                    $  25,500         1.25%           $  25,000         1.40%
         Advances from correspondent
             banks                            5,300         1.50%               9,600         1.44%
                                          ---------         ----            ---------         ----
      Total Short-Term borrowings         $  30,800         1.29%           $  34,600         1.41%
                                          ---------         ----            ---------         ----
      Long-Term Borrowings:

         FHLB advances                    $   1,929         6.13%           $   1,942         6.13%
                                          ---------         ----            ---------         ----

         The maximum amount of short-term borrowings at any month-end during 2004 and 2003 was $38,800,000 and $38,100,000, respectively. The advances from correspondent banks at March 31, 2004, bear an average interest rate of 1.50% and mature on April 1, 2004. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                  Short Term            Long Term
                                  ----------            ---------
          Amount                   $  25,500             $ 1,929
          Maturity                2004 to 2005              2007
          Average rates               1.25%                6.13%

         The Company has also been issued a total of $667,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2004 or 2003 and management does not expect to draw upon these lines in the future.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. At March 31, 2004, shareholders' equity was $37,534,000, representing an increase of $2,077,000 (5.9%) from $35,457,000 at December 31, 2003. The ratio of total risk-based capital to risk adjusted assets was 13.2% at March 31, 2004 compared to 12.9% at December 31, 2003. Tier 1 risk-based capital to risk-adjusted assets was 11.9% at March 31, 2004 and 11.6% at December 31, 2003.

         Table Eight below lists the Company's actual capital ratios at March 31, 2004 and December 31, 2003 as well as the minimum capital ratios for capital adequacy.

Table Eight:  Capital Ratios
-----------------------------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets              At March 31,           At December 31,          Minimum Regulatory Capital
                                                2004                      2003                      Requirements
-----------------------------------------------------------------------------------------------------------------------
Leverage ratio                                   9.2%                      9.0%                        4.00%

Tier 1 Risk-Based Capital                       11.9%                     11.6%                        4.00%

Total Risk-Based Capital                        13.2%                     12.9%                        8.00%

         On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock. During the first quarter of 2004, Company repurchased 6,100 shares; during 2003, the Company repurchased 1,500 shares; during 2002, the Company repurchased 65,627 shares and in 2001, the Company repurchased 33,705 shares under the repurchase plan. (See Part II, Item 2, for additional disclosure).

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all their capital adequacy requirements as of March 31, 2004 and December 31, 2003.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

         Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan, investment and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. The Company has a Risk Management Committee, made up of Company management that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of March 31, 2004 and December 31, 2003
-----------------------------------------------------------------------------------------------------------------
(In thousands)                                                      $ Change in NII              $ Change in NII
                                                                      from Current                from Current
                                                                    12 Month Horizon            12 Month Horizon
                                                                     March 31, 2004             December 31, 2003
                                                                    ----------------            -----------------
             Variation from a constant rate scenario
                 +200bp                                                 $   526                      $   427
                 -200bp                                                 $  (462)                     $  (592)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2004 and 2003.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at March 31, 2004 and December 31, 2003 were approximately $67,184,000 and $741,000 and $71,858,000 and $741,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On March 31, 2004, consolidated liquid assets totaled $56.4 million or 13.9% of total assets compared to $56.8 million or 14.3% of total assets on December 31, 2003. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $38,000,000 with correspondent banks. At March 31, 2004, the Company had $32,700,000 available under these credit lines. Additionally, American River Bank is member of the Federal Home Loan Bank (the "FHLB"). At March 31, 2004, American River Bank could have arranged for up to $36,775,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At

March 31, 2004, the Company had $8,674,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing through the end of 2003, much of the investment portfolio has experienced significant price appreciation, which has resulted in unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank can also pledge securities to borrow from the Federal Reserve Bank and the FHLB. The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends from its subsidiaries to service its commitments. The Company expects that the cash dividends paid by the subsidiaries to the Company will be sufficient to meet this payment schedule.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $67,925,000 and $72,599,000 at March 31, 2004 and December 31, 2003,
respectively. As a percentage of net loans and leases these off-balance sheet items represent 25.0% and 27.7%, respectively.

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

Item 4.  CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the period covered by this quarterly report on Form 10-Q. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended March 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

                  None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

----------------------------------------------------------------------------------------------------------------------------
          Period                  (a)                (b)                    (c)                           (d)
                            Total Number of     Average Price     Total Number of Shares    Maximum Number (or Approximate
                               Shares (or      Paid Per Share     (or Units) Purchased as     Dollar Value) of Shares (or
                            Units) Purchased      (or Unit)          Part of Publicly           Units) That May Yet Be
                                                                    Announced Plans or       Purchased Under the Plans or
                                                                         Programs                      Programs
----------------------------------------------------------------------------------------------------------------------------
         Month #1
     January 1 through           6,100             $19.30                  6,100                        196,663
     January 31, 2004
         Month #2
    February 1 through            None               N/A                    None                        196,663
    February 29, 2004
         Month #3
   March 1 through March          None               N/A                    None                        196,663
         31, 2004
----------------------------------------------------------------------------------------------------------------------------
          Total                  6,100                                     6,100
----------------------------------------------------------------------------------------------------------------------------

         On September 20, 2001 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock shares. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The 196,663 shares reported in the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2004. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. All repurchased shares reflected in the table above were made in open market transactions and then retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason.


Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

     Exhibit
      Number                     Document Description
      ------                     --------------------
       (2.1) Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

       (3.1) Articles of Incorporation, incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, filed with the Commission on April 2, 2001.

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

      (14.1) American River Holdings Code of Ethics, incorporated by reference from Exhibit 14.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

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

                  **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

(b) Reports on Form 8-K

      On January 7, 2004, the Company filed a Report on Form 8-K announcing William Robotham as a new American River Holdings Director.

      On January 8, 2004, the Company filed a Report on Form 8-K disclosing consummation of the merger of North Coast Bank, National Association with and into American River Holdings subsidiary, American River Bank, effective December 31, 2003. North Coast Bank operates as a division of American River Bank under the name North Coast Bank, a division of American River Bank. Effective January 7, 2004, American River Holdings also announced that first source capital discontinued operations as a subsidiary of American River Holdings. Similar leasing operations have commenced at American River Bank, under First Source Capital, a division of American River Bank.

      On January 20, 2004, the Company filed a Report on Form 8-K announcing its financial results for the year 2003, and the fourth quarter ended December 31, 2003.

      On February 20, 2004, the Company filed a Report on Form 8-K announcing adoption of an amended Code of Ethics.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN RIVER HOLDINGS




May 10, 2004                        By: /s/ DAVID T. TABER
                                    ---------------------------------------
                                    David T. Taber
                                    President
                                    Chief Executive Officer


                                    AMERICAN RIVER HOLDINGS



May 10, 2004                        By: /s/ MITCHELL A. DERENZO
                                    ---------------------------------------
                                    Mitchell A. Derenzo
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



 Exhibit Number                    Description                              Page
--------------------------------------------------------------------------------
      3.2            Bylaws, as amended.                                   32-64

     31.1            Certifications of Chief Executive Officer
                     pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002.                                             65

     31.2            Certifications of Chief Financial Officer
                     pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002.                                             66

     32.1            Certification of American River Holdings by its
                     Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002.                                             67