Form 10-Q
period 2004-06-30
AMERICAN RIVER BANKSHARES
filed 2004-08-11
CIK 1108236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended     June 30, 2004
                                           -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-31525

                            AMERICAN RIVER BANKSHARES
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

                    Formerly known as American River Holdings
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

No par value Common Stock - 4,260,613 shares outstanding at August 9, 2004.

                                  Page 1 of 84
                 The Index to the Exhibits is located at Page 35

                          PART 1-FINANCIAL INFORMATION
                         Item 1. FINANCIAL STATEMENTS:
                           AMERICAN RIVER BANKSHARES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)

                                                                     June 30,     December 31,
                                                                       2004           2003
                                                                   ------------   ------------
ASSETS
Cash and due from banks                                            $     27,407   $     29,797
Federal funds sold                                                           --             --
Interest-bearing deposits in banks                                        5,740          4,650
Investment securities:
    Available-for-sale (amortized cost: 2004--$81,672; 2003
    --$61,256)                                                           81,963         62,686
    Held-to-maturity (market value: 2004--$37,362 2003--$27,216)         37,331         27,160
Loans and leases, less allowance for loan and lease
    losses of $4,233 at June 30, 2004 and $3,949 at
    December 31, 2003                                                   266,637        262,464
Premises and equipment, net                                               1,796          1,505
FHLB and FRB stock                                                        2,116          1,546
Accounts receivable servicing receivables, net                            2,040          1,778
Accrued interest receivable and other assets                              6,067          5,807
                                                                   ------------   ------------
                                                                   $    431,097   $    397,393
                                                                   ============   ============

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                           $    110,109   $    102,308
     Interest bearing                                                   239,913        220,199
                                                                   ------------   ------------
             Total deposits                                             350,022        322,507

Short-term borrowed funds (Note 6)                                       38,800         34,600
Long-term debt                                                            1,916          1,942
Accrued interest payable and other liabilities                            2,850          2,887
                                                                   ------------   ------------

             Total liabilities                                          393,588        361,936
                                                                   ------------   ------------

Commitments and contingencies (Note 3)
Shareholders' equity:
     Common stock - no par value; 20,000,000 shares
         authorized; issued and outstanding - 4,209,881
         shares at June 30, 2004 and 4,055,260 at
         December 31, 2003                                               17,802         16,693
     Retained earnings                                                   19,515         17,900
     Accumulated other comprehensive income (Note 5)                        192            864
                                                                   ------------   ------------

            Total shareholders' equity                                   37,509         35,457
                                                                   ------------   ------------
                                                                   $    431,097   $    397,393
                                                                   ============   ============

See notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME


(In thousands, except per share data)
For the periods ended June 30,

                                                          Three months            Six months
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
                                                       --------   --------   --------   --------
Interest income:
    Interest and fees on loans                         $  4,309   $  4,299   $  8,589   $  8,280
    Interest on Federal funds sold                            6          1          6          2
    Interest on deposits in banks                            31         47         60        103
    Interest and dividends on investment securities:
       Taxable                                              875        593      1,548      1,245
       Exempt from Federal income taxes                     126        117        249        233
       Dividends                                              9          5         17          9
                                                       --------   --------   --------   --------
          Total interest income                           5,356      5,062     10,469      9,872
                                                       --------   --------   --------   --------
Interest expense:
    Interest on deposits                                    530        615      1,086      1,208
    Interest on short-term borrowings                       159        118        264        247
    Interest on long-term debt                               29         30         59         61
                                                       --------   --------   --------   --------
          Total interest expense                            718        763      1,409      1,516
                                                       --------   --------   --------   --------

          Net interest income                             4,638      4,299      9,060      8,356

Provision for loan and lease losses                         231        223        429        412
                                                       --------   --------   --------   --------
          Net interest income after provision for
               loan and lease losses                      4,407      4,076      8,631      7,944
                                                       --------   --------   --------   --------

Noninterest income                                        1,022        565      1,451      1,091
                                                       --------   --------   --------   --------

Noninterest expense:
    Salaries and employee benefits                        1,580      1,460      3,155      3,127
    Occupancy                                               247        202        452        407
    Furniture and equipment                                 187        158        367        314
    Other expense                                         1,449        636      2,238      1,267
                                                       --------   --------   --------   --------
          Total noninterest expense                       3,463      2,456      6,212      5,115
                                                       --------   --------   --------   --------

          Income before income taxes                      1,966      2,185      3,870      3,920

Income taxes                                                539        882      1,283      1,568
                                                       --------   --------   --------   --------

          Net income                                   $  1,427   $  1,303   $  2,587   $  2,352
                                                       ========   ========   ========   ========

Basic earnings per share (Note 4)                      $    .34   $    .33   $   0.62   $   0.59
                                                       ========   ========   ========   ========
Diluted earnings per share (Note 4)                    $    .32   $    .30   $   0.59   $   0.55
                                                       ========   ========   ========   ========

Cash dividends per share                               $    .12   $    .15   $    .23   $    .15
                                                       ========   ========   ========   ========

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares) (Unaudited)

                                                                                                      Accumulated
                                            Common Stock                                                 Other
                                    ------------------------------     Retained      Comprehensive    Shareholders'   Comprehensive
                                       Shares            Amount        Earnings       Income(Loss)       Equity          Income
                                    -------------    -------------   -------------   -------------    -------------   -------------
Balance, January 1, 2003                3,938,883           16,064          14,358           1,304           31,726
Comprehensive income (Note 5):
   Net income                                                                4,741                            4,741   $       4,741
   Other comprehensive loss,
     net of tax:
       Unrealized losses on
         available-for-sale
         investment securities                                                                (440)            (440)           (440)
                                                                                                                      -------------

         Total comprehensive income                                                                                   $       4,301
                                                                                                                      =============

Cash dividends ($0.30 per share)                                            (1,192)                          (1,192)
Fractional shares redeemed                   (225)                              (7)                              (7)
Stock options exercised                   135,704              653                                              653
Retirement of common stock                (19,102)             (24)                                             (24)
                                    -------------    -------------   -------------   -------------    -------------

Balance, December 31, 2003              4,055,260           16,693          17,900             864           35,457

Comprehensive income (Note 5):
   Net income                                                                2,587                            2,587   $       2,587
   Other comprehensive loss,
     net of tax:
       Unrealized losses on
         available-for-sale
         investment securities                                                                (672)            (672)           (672)
                                                                                                                      -------------

          Total comprehensive income                                                                                  $       1,915
                                                                                                                      =============

Cash dividends ($0.23 per share)                                              (972)                            (972)
Stock options exercised                   184,357            1,293                                            1,293
Retirement of common stock                (29,736)            (184)                                            (184)
                                    -------------    -------------   -------------   -------------    -------------

Balance, June 30, 2004                  4,209,881    $      17,802   $      19,515   $         192    $      37,509
                                    =============    =============   =============   =============    =============

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
For the six months ended June 30,

                                                                       2004          2003
                                                                    ----------    ----------
Cash flows from operating activities:
 Net income                                                         $    2,587    $    2,352
 Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan and lease losses                                429           412
        (Decrease) increase in deferred loan origination
             fees, net                                                     (45)           91
        Depreciation and amortization                                      260           236
        Amortization of investment security
             premiums, net                                                 601           399
        Provision for accounts receivable servicing
             asset                                                          --             1
        Gain on sale of securities                                          --            --
        Gain on life insurance death benefit                              (553)           --
        Increase in cash surrender value of life insurance
            polices                                                        (36)           --
        (Increase) decrease in accrued interest receivable
             and other assets                                             (440)           55
        Increase (decrease) in accrued interest payable
             and other liabilities                                          87          (238)
                                                                    ----------    ----------

                   Net cash provided by operating activities             2,890         3,308
                                                                    ----------    ----------

Cash flows from investing activities:
    Proceeds from the sale of available-for-sale
       investment securities                                                --            --
    Proceeds from matured available-for-sale investment
       securities                                                        2,250         4,250
    Proceeds from matured held-to-maturity investment
        securities                                                          --            --
    Purchases of available-for-sale investment securities              (26,199)         (368)
    Purchases of held-to-maturity investment securities                (13,951)       (5,068)
    Proceeds from principal repayments for available-
       for-sale mortgage-related securities                              3,274         4,430
    Proceeds from principal repayments for held-to-
       maturity mortgage-related securities                              3,438         3,301
    Net (increase) decrease in interest-bearing deposits in banks       (1,090)        1,584
    Net increase in loans                                               (4,554)      (19,877)
    Net increase in accounts receivable servicing
       receivables                                                        (262)          (23)
    Death benefit from life insurance policy                             1,236            --
    Purchases of equipment                                                (554)         (111)
    Net increase in FHLB and FRB stock                                    (570)          (36)
                                                                    ----------    ----------

           Net cash used in investing activities                       (36,982)      (11,918)
                                                                    ----------    ----------

Cash flows from financing activities:
    Net increase in demand, interest-bearing and
        savings deposits                                            $   28,871    $   16,035
    Net (decrease) increase in time deposits                            (1,356)        2,666
    Repayment of long-term debt                                            (26)          (24)
    Net increase (decrease) in short-term borrowings                     4,200        (6,550)
    Payment of cash dividends                                           (1,096)         (551)
    Cash paid to repurchase common stock                                  (184)          (24)
    Cash paid for fractional shares                                         --            --
    Exercise of stock options                                            1,293           219
                                                                    ----------    ----------

                Net cash provided by financing
                activities                                              31,702        11,771
                                                                    ----------    ----------

                (Decrease) increase in cash and cash
                equivalents                                             (2,390)        3,161

Cash and cash equivalents at beginning of period                        29,797        25,899
                                                                    ----------    ----------

Cash and cash equivalents at end of period                          $   27,407    $   29,060
                                                                    ==========    ==========

See notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at June 30, 2004 and December 31, 2003, and the results of its operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2004 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

At June 30, 2004, the Company had two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, stock-based compensation cost is only reflected in net income when options granted under these plans have an exercise price less than the market value of the underlying common stock on the date of grant or if the original terms are later modified.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                        ------------------------    ------------------------
                                                           2004          2003          2004          2003
                                                        ----------    ----------    ----------    ----------
(Dollars in thousands, except per share data)
Net income, as reported                                 $    1,427    $    1,303    $    2,587    $    2,352
Add: Stock-based compensation expense included
   in reported net income, net of tax effect                    --            --            --            20
Deduct: Total stock-based compensation expense
        determined under the fair value based method
        for all awards, net of related tax effects             (14)          (39)          (27)          (70)
                                                        ----------    ----------    ----------    ----------

Pro forma net income                                    $    1,413    $    1,264    $    2,560    $    2,302
                                                        ==========    ==========    ==========    ==========

Basic earnings per share - as reported                  $     0.34    $     0.33    $     0.62    $     0.59
Basic earnings per share - pro forma                    $     0.34    $     0.32    $     0.61    $     0.58

Diluted earnings per share - as reported                $     0.32    $     0.30    $     0.59    $     0.55
Diluted earnings per share - pro forma                  $     0.32    $     0.30    $     0.59    $     0.54

The fair value of each option granted is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions:

Options granted during the periods ended June 30, 2004:                 Three Months      Six Months
                                                                        ------------      ----------
Dividend yield                                                              2.15%            2.15%
Expected life                                                               7 years          7 years
Expected volatility                                                         58.16%           58.16%
Risk-free rate                                                               4.01%            4.01%
Weighted average fair value of options granted during the period           $ 5.17           $ 5.17

Options granted during the periods ended June 30, 2003:

Dividend yield                                                               1.74%        1.74%-1.88%
Expected life                                                               7 years          7 years
Expected volatility                                                         51.39%       51.39%-56.41%
Risk-free rate                                                               2.91%        2.91%-3.52%
Weighted average fair value of options granted during the period           $ 5.06           $ 5.25

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $66,631,000 and letters of credit of $1,933,000 at June 30, 2004. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2004.

Approximately $18,881,000 of the loan commitments outstanding at June 30, 2004 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being fully drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (4,211,603 and 4,176,173 shares for the three and six month periods ended June 30, 2004, and 3,978,950 and 3,966,059 shares for the three and six month periods ended June 30, 2003). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (196,467 and 215,566 shares for the three and six month periods ended June 30, 2004 and 318,719 and 322,205 shares for the three and six month periods ended June 30, 2003). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $(908,000) and $(672,000), respectively, for the three and six month periods ended June 30, 2004 and $78,000 and $(27,000), respectively, for the three and six month periods ended June 30, 2003. Comprehensive income was $519,000 and $1,915,000, respectively, for the three and six month periods ended June 30, 2004 and $1,381,000 and $2,325,000, respectively, for the three and six month periods ended June 30, 2003.

6. SHORT-TERM BORROWING ARRANGEMENTS

The Company has a total of $38,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances outstanding with these correspondent banks at June 30, 2004. An advance totaling $9,600,000 was outstanding from one of its correspondent banks at December 31, 2003, bearing an interest rate of 1.44% and maturing on January 1, 2004.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances totaling $38,800,000 were outstanding from the FHLB at June 30, 2004, bearing interest rates ranging from 1.12% to 2.66% and maturing between July 26, 2004 and May 5, 2006. Advances totaling $25,000,000 were outstanding from the FHLB at December 31, 2003, bearing interest rates ranging from 1.03% to 1.45% and maturing between January 2, 2004 and November 1, 2004.

7. INVESTMENT SECURITIES

Investment securities with unrealized losses at June 30, 2004 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

---------------------------------------------------------------------------------------------------------------------------------
                                                     Less than 12 Months        Greater than 12 Months            Total
---------------------------------------------------------------------------------------------------------------------------------
                                                    Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                                    Value         Loss          Value         Loss          Value         Loss
---------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:
---------------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury securities and agencies       $    6,971    $      (90)   $       --    $       --    $    6,971    $      (90)
---------------------------------------------------------------------------------------------------------------------------------
     Mortgage-backed securities                      39,220          (480)          240            (3)       39,460          (483)
---------------------------------------------------------------------------------------------------------------------------------
     Corporate stock                                    230           (17)           --            --           230           (17)
---------------------------------------------------------------------------------------------------------------------------------
                                                 $   46,421    $     (587)   $      240    $       (3)   $   46,661    $     (590)
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity:
---------------------------------------------------------------------------------------------------------------------------------
     Mortgage-backed securities                  $   13,031    $     (153)   $      240    $       (3)   $   13,271    $     (156)
---------------------------------------------------------------------------------------------------------------------------------

Management periodically evaluates each investment security relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is due only to interest rate fluctuations.

8. SUBSEQUENT EVENTS

On July 9, 2004, the Company and Jackson, California-based Bank of Amador, announced jointly the signing of an Agreement and Plan of Reorganization and Merger on July 8, 2004 whereby the Company will acquire Bank of Amador. Under the terms of the merger agreement, Bank of Amador shareholders could receive $6.825 per share in cash and $12.675 per share in stock in exchange for their Bank of Amador shares so long as the 20-day average closing price of American River Bankshares remains between $18.50-$23.50. Based upon American River

Bankshares' closing price of $20.40 as of July 8, 2004, the transaction is currently valued at approximately $19.50 per share, or $30.5 million for Bank of Amador shareholders. Upon completion of the transaction, Bank of Amador will operate as a division of American River Bank under the name "Bank of Amador, a division of American River Bank." The definitive agreement was unanimously approved by the Board of Directors of both companies. The transaction is subject to regulatory approvals and the approval by the shareholders of American River Bankshares and Bank of Amador. The transaction is expected to close in the fourth quarter of 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERICAN RIVER BANKSHARES

         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts for the periods ended June 30, 2004 and December 31, 2003 and its income and expense accounts for the three and six-month periods ended June 30, 2004 and 2003. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and the consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan and lease losses, expenses, changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003 and its 2004 reports filed on Forms 10Q and 8-K.

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


General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995 under the name American River Holdings and changed its name in 2004 to American River Bankshares. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 1545 River Park Drive, Suite 107, Sacramento, California 95815 and its telephone number is (916) 565-6100.

         The Company owns 100% of the issued and outstanding common shares of American River Bank. American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters office to Sacramento, California in 1985. American River Bank operates five full service offices in Sacramento and Placer Counties including the head office located at 1545 River Park Drive, Suite 107, Sacramento, and branch offices located at 520 Capitol Mall, Suite 100, Sacramento, 9750 Business Park Drive, Sacramento, 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville, and three full service offices in Sonoma County located at 412 Center Street, Healdsburg, 8733 Lakewood Drive, Windsor, and 50 Santa Rosa Avenue, Suite 100, Santa Rosa, operated under the name "North Coast Bank, a division of American River Bank." North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. In 2000, North Coast Bank was acquired by the Company as a separate bank subsidiary. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank. American River Bank's deposits are insured by the Federal Deposit Insurance Corporation up to applicable legal limits. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within those counties. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment.

         The Company also owns 100% of an inactive subsidiary, American River Financial. American River Financial was incorporated on August 26, 2003, and has been inactive since its formation.

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


Overview

         The Company recorded net income of $1,427,000 for the quarter ended June 30, 2004, which was a 9.5% increase over the $1,303,000 reported for the same period of 2003. Diluted earnings per share for the second quarter of 2004 were $0.32 compared to the $0.30 recorded in the second quarter of 2003. The return on average equity ("ROAE") and the return on average assets ("ROA") for the second quarter of 2004 were 15.45% and 1.36%, respectively, as compared to 15.69% and 1.46%, respectively, for the same period in 2003.

         Net income for the six months ended June 30, 2004 and 2003 was $2,587,000 and $2,352,000, respectively, with diluted earnings per share of $.59 and $.55, respectively. For the first six months of 2004, ROAE was 14.22% and ROA was 1.27% as compared to 14.52% and 1.35% for the same period in 2003.

         Total assets of the Company increased by $33,704,000 (8.5%) from December 31, 2003 to $431,097,000 at June 30, 2004. Net loans totaled $266,637,000, up $4,173,000 (1.6%) from the ending balances on December 31, 2003. Deposit balances at June 30, 2004 totaled $350,022,000, up $27,515,000
(8.5%) from December 31, 2003.

         The Company ended the second quarter of 2004 with a Tier 1 capital ratio of 12.2% and a total risk-based capital ratio of 13.4% versus 11.6% and 12.9%, respectively, at December 31, 2003.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
---------------------------------------------------------------------------------------------------------
                                                 For the three                      For the six
                                                 months ended                       months ended
                                                    June 30,                          June 30,
                                          -----------------------------     -----------------------------
(In thousands, except percentages)            2004             2003             2004             2003
                                          ------------     ------------     ------------     ------------
Net interest income*                      $      4,679     $      4,340     $      9,146     $      8,437
Provision for loan and lease losses               (231)            (223)            (429)            (412)
Noninterest income                               1,022              565            1,451            1,091
Noninterest expense                             (3,463)          (2,456)          (6,212)          (5,115)
Provision for income taxes                        (539)            (882)          (1,283)          (1,568)
Tax equivalent adjustment                          (41)             (41)             (86)             (81)
                                          ------------     ------------     ------------     ------------

Net income                                $      1,427     $      1,303     $      2,587     $      2,352
                                          ============     ============     ============     ============

---------------------------------------------------------------------------------------------------------
Average total assets                      $    421,384     $    357,223     $    409,232     $    350,137
Net income (annualized) as a percentage
  of average total assets                         1.36%            1.46%            1.27%            1.35%

---------------------------------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 4.85% for the three months ended June 30, 2004, 5.28% for the three months ended June 30, 2003, 4.89% for the six months ended June 30, 2004 and 5.26% for the six months ended June 30, 2003.

         The fully taxable equivalent interest income component for the second quarter of 2004 increased $294,000 (5.8%) to $5,397,000 compared to $5,103,000 for the three months ended June 30, 2003. Total fully taxable equivalent interest income for the six months ended June 30, 2004 increased $602,000 (6.0%) to $10,555,000 compared to $9,953,000 for the six months ended June 30, 2003. The increase in the fully taxable equivalent interest income for the second quarter of 2004 compared to the same period in 2003 is broken down by rate (down $399,000) and volume (up $693,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 and 2002 in response to Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. Although there was only one FRB rate decrease in 2003 and one 25 basis point increase on the last day of the second quarter of 2004, the effects of the rate decreases by the FRB since January 1, 2001, resulted in a 61 basis point drop in the yield on average earning assets from 6.21% for the second quarter of 2003 to 5.60% for the second quarter of 2004. The volume increase was the result of a 17.6% increase in average earning assets. Average loan balances were up $19,318,000 (7.7%) in 2004 over the balances in 2003, while average investment securities balances were up $38,761,000 (50.0%). The increase in average loans is the result of a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market. The increase in investment securities is primarily due to the Company investing its excess funds in investment securities. The excess funds were created by an increase in deposit balances. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2004 over the same period in 2003 resulted from increases in volume (up $1,415,000) and decreases in rate (down $813,000). Average earning assets increased $52,612,000 (16.3%) during the first six months of 2004 as compared to the same period in 2003. Average loan balances increased $26,115,000 (10.7%) during that same period and average investments securities balances increased $26,497,000 (33.3%).

         Interest expense was $45,000 (5.9%) lower in the second quarter of 2004 versus the prior year period. The average balances on interest bearing liabilities were $38,509,000 (16.4%) higher in the second quarter of 2004 versus the same quarter in 2003. The higher balances accounted for a $88,000 increase in interest expense; however, the overall decrease in interest expense for the three-month period can be related to a drop in rates (down $133,000). The decrease in rates paid on interest bearing liabilities was a result of the lower interest rate environment over the past three years. Rates paid on interest bearing liabilities decreased 25 basis points on a quarter-over-quarter basis. Interest expense was $107,000 (7.1%) lower in the six month period ended June 30, 2004 versus the prior year period. The average balances on interest bearing liabilities were $33,846,000 (14.6%) higher in the six-month period ended June 30, 2004 versus the same period in 2003. The higher balances accounted for a $139,000 increase in interest expense. The increase due to higher balances was offset by lower rates paid on interest bearing liabilities. The average rate paid on interest bearing liabilities decreased 25 basis points on a year-over-year basis and accounted for a decrease in interest expense of $246,000.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                   2004                                           2003
                                            ----------------------------------------        ----------------------------------------
(Taxable Equivalent Basis)                    Avg                            Avg              Avg                             Avg
(In thousands, except percentages)          Balance         Interest       Yield (4)        Balance          Interest      Yield (4)
                                           ---------        --------       ---------       ---------         --------      ---------
Assets:
Earning assets
  Loans (1)                                $ 271,484        $  4,309         6.38%        $  252,166         $  4,299        6.84%
  Taxable investment
     securities                               96,551             875         3.64%            61,354              593        3.88%
  Tax-exempt investment
     securities (2)                           11,273             166         5.92%            10,488              157        6.00%
  Corporate stock (2)                            630              10         6.38%               312                6        7.71%
  Federal funds sold                           2,578               6         0.94%               546                1        0.73%
  Investments in time deposits                 5,234              31         2.38%             4,805               47        3.92%
                                           ---------        --------                      ----------         --------
Total earning assets                         387,750           5,397         5.60%           329,671            5,103        6.21%
                                                            --------                                         --------
Cash & due from banks                         26,757                                          23,736
Other assets                                  11,044                                           7,322
Allowance for loan & lease losses             (4,167)                                         (3,506)
                                           ---------                                      ----------
                                           $ 421,384                                      $  357,223
                                           =========                                      ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                               $ 136,015             214         0.63%        $  115,154              220        0.77%
  Savings                                     24,522              11         0.18%            15,805                9        0.23%
  Time deposits                               69,988             305         1.75%            74,449              386        2.08%
  Other borrowings                            43,324             188         1.75%            29,932              148        1.98%
                                           ---------        --------                      ----------         --------
Total interest bearing
  liabilities                                273,849             718         1.05%           235,340              763        1.30%
                                                            --------                                         --------
Demand deposits                              108,367                                          86,313
Other liabilities                              2,019                                           2,266
                                           ---------                                      ----------
Total liabilities                            384,235                                         323,919
Shareholders' equity                          37,149                                          33,304
                                           ---------                                      ----------
                                           $ 421,384                                      $  357,223
                                           =========                                      ==========
Net interest income & margin (3)                            $  4,679         4.85%                           $  4,340        5.28%
                                                            ========        =====                            ========       =====

(1) Loan interest includes loan fees of $138,000 and $224,000 during the three months ending June 30, 2004 and June 30, 2003, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (92) and annualized to actual days in year (366).

------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                    2004                                            2003
                                            ----------------------------------------        ----------------------------------------
(Taxable Equivalent Basis)                    Avg                            Avg              Avg                             Avg
(In thousands, except percentages)          Balance         Interest       Yield (4)        Balance          Interest      Yield (4)
                                           ---------        --------       ---------       ---------         --------      ---------
Assets:
Earning assets
  Loans (1)                                $ 270,108        $  8,589         6.39%        $  243,993         $  8,280        6.84%
  Taxable investment
     securities                               87,562           1,548         3.56%            63,272            1,245        3.97%
  Tax-exempt investment
     securities (2)                           11,298             331         5.89%            10,275              312        6.12%
  Corporate stock (2)                            713              21         5.92%               302               11        7.35%
  Federal funds sold                           1,403               6         0.86%               433                2        0.93%
  Investments in time deposits                 5,007              60         2.41%             5,204              103        3.99%
                                           ---------        --------                      ----------         --------
Total earning assets                         376,091          10,555         5.64%           323,479            9,953        6.20%
                                                            --------                                         --------
Cash & due from banks                         26,685                                          23,177
Other assets                                  10,573                                           7,056
Allowance for loan & lease losses             (4,117)                                         (3,575)
                                           ---------                                      ----------
                                           $ 409,232                                      $  350,137
                                           =========                                      ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                               $ 135,149             446         0.66%        $  111,850              401        0.72%
  Savings                                     21,434              20         0.19%            16,015               17        0.21%
  Time deposits                               70,176             620         1.78%            72,830              790        2.19%
  Other borrowings                            38,712             323         1.68%            30,930              308        2.01%
                                           ---------        --------                      ----------         --------
Total interest bearing
  liabilities                                265,471           1,409         1.07%           231,625            1,516        1.32%
                                                            --------                                         --------
Demand deposits                              104,303                                          83,405
Other liabilities                              2,877                                           2,441
                                           ---------                                      ----------
Total liabilities                            372,651                                         317,471
Shareholders' equity                          36,581                                          32,666
                                           ---------                                      ----------
                                           $ 409,232                                      $  350,137
                                           =========                                      ==========
Net interest income & margin (3)                            $  9,146         4.89%                           $  8,437        5.26%
                                                            ========        =====                            ========       =====

(1) Loan interest includes loan fees of $305,000 and $345,000 during the six months ending June 30, 2004 and June 30, 2003, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (182) and annualized to actual days in year (366).

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2004 over 2003 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                                    Volume       Rate (4)     Net Change
                                                          ----------    ----------    ----------
   Net loans (1)(2)                                       $      328    $     (318)   $       10
   Taxable investment securities                                 339           (58)          282
   Tax exempt investment securities (3)                           12            (2)            9
   Corporate stock                                                 6            (2)            4
   Federal funds sold                                              4             1             5
   Investment in time deposits                                     4           (20)          (16)
                                                          ----------    ----------    ----------
     Total                                                       693          (399)          294
                                                          ----------    ----------    ----------

Interest-bearing liabilities:
   Demand deposits                                                40           (46)           (6)
   Savings deposits                                                5            (3)            2
   Time deposits                                                 (23)          (58)          (81)
   Other borrowings                                               66           (26)           40
                                                          ----------    ----------    ----------
     Total                                                        88          (133)          (45)
                                                          ----------    ----------    ----------
Interest differential                                     $      605    $     (266)   $      339
                                                          ==========    ==========    ==========

------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2004 over 2003 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                                    Volume       Rate (4)     Net Change
                                                          ----------    ----------    ----------
   Net loans (1)(2)                                       $      889    $     (580)   $      309
   Taxable investment securities                                 480          (177)          303
   Tax exempt investment securities (3)                           31           (12)           19
   Corporate stock                                                15            (5)           10
   Federal funds sold                                              4            (0)            4
   Investment in time deposits                                    (4)          (39)          (43)
                                                          ----------    ----------    ----------
     Total                                                     1,415          (813)          602
                                                          ----------    ----------    ----------

Interest-bearing liabilities:
   Demand deposits                                                84           (39)           45
   Savings deposits                                                6            (3)            3
   Time deposits                                                 (29)         (141)         (170)
   Other borrowings                                               78           (63)           15
                                                          ----------    ----------    ----------
     Total                                                       139          (246)         (107)
                                                          ----------    ----------    ----------
Interest differential                                     $    1,276    $     (567)   $      709
                                                          ==========    ==========    ==========
------------------------------------------------------------------------------------------------

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $138,000 and $224,000 during the three months ending June 30, 2004 and June 30, 2003, respectively, and $305,000 and $345,000 during the six months ending June 30, 2004 and June 30, 2003, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $231,000 for loan and lease losses for the second quarter of 2004 as compared to $223,000 for the second quarter of 2003. Net loan and lease charge-offs for the three months ended June 30, 2004 were $96,000 or ..14% (on an annualized basis) of average loans and leases as compared to $156,000 or .25% (on an annualized basis) of average loans and leases for the three months ended June 30, 2003. For the first six months of 2004, the Company made provisions for loan and lease losses of $429,000 and net loan and lease charge-offs were $145,000 or .11% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $412,000 and net loan and lease charge-offs of $111,000 for the first six months of 2003 or .09% (on an annualized basis) of average loans and leases outstanding.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
----------------------------------------------------------------------------------------
                                             Three Months               Six Months
                                                Ended                     Ended
                                               June 30,                  June 30,
                                       -----------------------   -----------------------
                                          2004         2003         2004         2003
----------------------------------------------------------------------------------------
Service charges on deposit accounts    $      138   $      137   $      279   $      272
Accounts receivable servicing fees             75           63          141          112
Fees from lease brokerage services              9          113            9          206
Merchant fee income                            93           90          177          171
Income from residential lending                44           90           81          177
Financial services income                      16           26           32           47
Gain on life insurance death benefit          553           --          553           --
Other                                          94           46          179          106
----------------------------------------------------------------------------------------
           Total noninterest income    $    1,022   $      565   $    1,451   $    1,091
----------------------------------------------------------------------------------------

         Noninterest income was up $457,000 (80.9%) to $1,022,000 for the three months ended June 30, 2004 as compared to $565,000 for the three months ended June 30, 2003. The vast majority of this increase ($553,000) represents the tax-free net proceeds from a life insurance policy the Company received in June of 2004 as a result of the death of a former executive officer. The primary traditional sources of noninterest income for the Company are service charges on deposit accounts, accounts receivable servicing fees, merchant credit card fees and income from residential lending. Without the life insurance proceeds, noninterest income would have shown a decrease of $96,000. The decrease in noninterest income for the quarter can be attributed to decreases in fees from lease brokerage services (down $104,000 or 92.0%) and a decrease in residential lending fee income (down $46,000 or 51.1%). The decrease in lease brokerage services results from a decision by the Company, which became effective on January 7, 2004, to discontinue the Company's leasing subsidiary operations through first source capital, as a subsidiary of the Company and commence similar leasing operations at American River Bank. The majority of the leases originated by the Company are now recorded on the books of the Company as opposed to receiving fee income for brokering to outside funding sources. In addition, overall lease volume has decreased (from $1,086,000 in the second quarter of 2004 to $1,120,000 in the second quarter of 2003) as a result of the change from a nationwide lessor to a lessor that does business in California counties that are proximate to our branch locations. The residential lending division experienced a decrease in loan volume as a result of a slight increase in mortgage rates, which caused the number of refinances to decrease.

         For the six months ended June 30, 2004, noninterest income was up $360,000 (33.0%) to $1,451,000. Much of this increase ($553,000) represents the tax-free net proceeds from a life insurance policy the Company received in June of 2004 as a result of the death of a former executive officer. Without the life insurance proceeds, noninterest income would have shown a decrease of $193,000. The decrease in noninterest income for the six-month period can be attributed to decreases in fees from lease brokerage services (down $206,000 or 100.0%) and a decrease in residential lending fee income (down $96,000 or 54.2%).

Noninterest Expense

         Noninterest expenses increased $1,007,000 (41.0%) to a total of $3,463,000 in the second quarter of 2004 versus the second quarter of 2003. A substantial portion of this increase can be attributed to the Company's decision to create a charitable foundation ($503,000) known as the American River Bankshares Foundation (the "Foundation"), the cost associated with the new banking office in Downtown Sacramento ($177,000) located at 520 Capitol Mall, Suite 100, Sacramento, CA 95814, and the expense of benefits related to the death of a former Company executive ($82,000). Salary and employee benefits, which include commissions, increased $120,000 (8.2%) from $1,460,000 during the second quarter of 2003 to $1,580,000 during the second quarter of 2004. Salaries, which include commissions, increased $35,000 mainly as a result of normal salary adjustments and cost of living increases and salaries associated with the new banking office in Downtown Sacramento ($40,000), these increases were offset by lower commissions paid out in the Residential Lending Division of American River Bank. The remainder of the increase relates to higher employer taxes and an increase in benefits, mainly due to higher health related insurance premiums and higher 401(k) plan employer matching. On a quarter-over-quarter basis, occupancy increased $45,000 (22.3%) and furniture and equipment increased $29,000 (18.4%). The new location contributed $38,000 to the increased occupancy expense and $15,000 to the increased furniture and equipment expense. Other expense increased $813,000 (127.8%) to a total of $1,449,000 in the second quarter of 2004 versus the second quarter of 2003. $585,000 of the increase relates to the funding of the Foundation and the benefit payments related to the death of a former Company executive as mentioned above. The remaining increase in other expense can be attributed to Professional fees (up $49,000 or 58.3%) and directors expenses (up $58,000 or 76.3%). Professional fees, which includes accounting, legal and other professional services, was up primarily due to retainer fees paid to a deposit gathering relationship established earlier in 2004 ($38,000). The increase in director fees relates to higher amounts accrued under the Gross-Up Plan (the "Plan"). The Plan compensates for the tax effects of the exercise of nonstatutory stock options. The Plan named certain non-employee Directors as participants and applies only to those options granted on August 25, 1995. The Plan encourages participating optionees to retain shares acquired through the exercise of nonstatutory stock options by the Company paying to the participating optionee an amount equal to the taxable income resulting from an exercise of a nonstatutory stock option multiplied by the Company's effective tax rate, subject to the optionee's agreement to hold the shares acquired for a minimum of one (1) year. The efficiency ratios (fully taxable equivalent) for the 2004 and 2003-second quarters were 60.7% and 50.1%, respectively.

         Noninterest expense for the six-month period ended June 30, 2004 was $6,212,000 versus $5,115,000 for the same period in 2003 for an increase of $1,097,000 (21.4%). Salaries and benefits increased $28,000 (0.9%) in 2004 as compared to 2003. Full time equivalent employees ("FTE's") increased to 102 at June 30, 2004 from 96 at June 30, 2003. The increase in the FTE's in part relates to the staff at the new Downtown office, which employed five FTE's as of June 30, 2004. Occupancy increased $45,000 (11.1%) and furniture and equipment increased $53,000 (16.9%). The increase in occupancy and furniture and equipment relates to the opening of the new location in Downtown Sacramento--the office contributed $39,000 to the increased occupancy expense and $22,000 to the increased furniture and equipment expense. The remainder of the furniture and equipment increase is related to the depreciation of technology related equipment purchased by the Company over the past twelve months. Other expense increased $971,000 (76.6%). The increase in other expense relates to the Foundation ($503,000) and the benefit payments related to the death of a former Company executive ($82,000), Professional fees (up $75,000) and director expenses (up $100,000). The overhead efficiency (fully taxable equivalent) ratio for the first six months of 2004 was 58.6% as compared to 53.7% in the same period of 2003.

Provision for Income Taxes

         The effective tax rate for the second quarter and first six months of 2004 was 27.4% and 33.2%, respectively, versus 40.4% and 40.0%, respectively, for the same two periods of 2003. The decrease in the effective tax rate is related to the tax-free nature of the above-referenced life insurance proceeds.

Balance Sheet Analysis

         The Company's total assets were $431,097,000 at June 30, 2004 as compared to $397,393,000 at December 31, 2003, representing an increase of 8.5%. The average balances of total assets for the six months ended June 30, 2004 was $409,232,000 which represents an increase of $59,095,000 or 16.9% over the $350,137,000 during the six month period ended June 30, 2003. Total average assets for the second quarter of 2004 were $421,384,000 compared to $357,223,000 during the second quarter of 2003 for an increase of 18.0%.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At June 30, 2004, these categories accounted for approximately 21%, 54%, 1%, 14%, 1%, 4%, 3% and 2%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 22%, 53%, 2%, 14%, 1%, 3%, 3% and 2% at December 31, 2003. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and additional credit extensions to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for commercial real estate ($3,368,000 or 2.4%), real estate construction ($1,761,000 or 4.7%), residential real estate ($181,000 or 12.0%), lease financing receivable ($1,457,000 or 15.7%), agriculture ($452,000 or 5.6%) and consumer ($1,094,000 or 18.4%). The Company experienced a slight decrease in commercial ($1,258,000 or 2.2%), and multi-family real estate ($2,643,000 or 49.9%) as a result of normal paydowns. Table Five below summarizes the composition of the loan portfolio as of June 30, 2004 and December 31, 2003.

Table Five: Loan and Lease Portfolio Composition
-------------------------------------------------------------------------------
                                                     June 30,      December 31,
(In thousands)                                         2004            2003
-------------------------------------------------------------------------------
Commercial                                         $     56,088    $     57,346
Real estate:
   Commercial                                           145,617         142,249
   Multi-family                                           2,658           5,301
   Construction                                          39,195          37,434
   Residential                                            1,689           1,508
Lease financing receivable                               10,733           9,276
Agriculture                                               8,479           8,027
Consumer                                                  7,044           5,950
-------------------------------------------------------------------------------
Total loans and leases                                  271,503         267,091
Deferred loan and lease fees, net                          (633)           (678)
Allowance for loan and lease losses                      (4,233)         (3,949)
-------------------------------------------------------------------------------
Total net loans and leases                         $    266,637    $    262,464
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

Risk Elements

         The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to assess the credit risk inherent in the loan and lease portfolio.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 69.7% of the Company's loan and lease portfolio at June 30, 2004. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans & Leases

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2004 and December 31, 2003.

Table Six:  Non-Performing Loans & Leases
----------------------------------------------------------------------------------------
                                                                June 30,    December 31,
(In thousands)                                                    2004          2003
----------------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                                $         --   $          2
   Real estate                                                         --             --
   Lease financing receivable                                          --             --
   Consumer and other                                                  --             --
----------------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                                          --             --
   Real estate                                                         --             --
   Lease financing receivable                                          80            179
   Consumer and other                                                  --             --
----------------------------------------------------------------------------------------
Total non-performing loans & leases                          $         80   $        181
========================================================================================

         At June 30, 2004, non-performing loans and leases were 0.03% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $80,000 at June 30, 2004 and $181,000 at December 31, 2003.

         There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2004 or December 31, 2003. Management is not aware of any potential problem loans, which were accruing interest at June 30, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Allowance for Loan and Lease Losses Activity

         The Company maintains an allowance for loan and lease losses ("ALLL") to cover potential losses inherent in the loan and lease portfolio, which is based upon management's estimated range of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and recoveries and reduced by charge-offs. Actual losses for loans and leases can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are periodically reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The ALLL totaled $4,233,000 or 1.56% of total loans and leases at June 30, 2004 and $3,949,000 or 1.48% at December 31, 2003. Net charge-offs to average loans and leases were 0.14% (on an annualized basis) for the second quarter of 2004 and ..11% (on an annualized basis) for the six-month period ended June 30, 2004. Net charge-offs (recoveries) to average loans and leases were (0.25%) (on an annualized basis) for the second quarter of 2003 and .09% (on an annualized basis) for the six-month period ended June 30, 2003.

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

Table Seven: Allowance for Loan and Lease Losses
-----------------------------------------------------------------------------------------------------------
                                                           Three Months                   Six Months
 (In thousands, except for percentages)                       Ended                         Ended
                                                             June 30,                      June 30,
                                                    -------------------------     ------------------------
                                                        2004           2003           2004           2003
-----------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                $  271,484     $  252,166     $  270,108     $  243,993
-----------------------------------------------------------------------------------------------------------

Allowance for possible loan and lease losses at
beginning of period                                 $    4,098     $    3,431     $    3,949     $    3,197

Loans and leases charged off:
   Commercial                                               --             --             --             --
   Real estate                                              --             --             --             --
   Lease financing receivable                              (98)          (164)          (201)          (164)
   Consumer                                                 (1)           (12)            (1)           (14)
-----------------------------------------------------------------------------------------------------------
Total                                                      (99)          (176)          (202)          (178)
-----------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously
  charged off:
   Commercial                                               --             20             54             20
   Real estate                                              --             --             --             47
   Lease financing receivable                                3             --              3             --
   Consumer                                                 --             --             --             --
-----------------------------------------------------------------------------------------------------------
Total                                                        3             20             57             67
-----------------------------------------------------------------------------------------------------------
Net loans (charged off)                                    (96)          (156)          (145)          (111)
Additions to allowance charged
  to operating expenses                                    231            223            429            412
-----------------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                           $    4,233     $    3,498     $    4,233     $    3,498
-----------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans and leases outstanding (annualized)                .14%           .25%           .11%           .09%
Provision of allowance for possible
  loan and lease losses to average loans                   .34%           .35%           .32%           .34%
  and leases outstanding (annualized)
Allowance for possible loan and lease losses to
  loans and leases net of deferred fees at end of
  period                                                  1.56%          1.39%          1.56%          1.39%

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

         The adequacy of the ALLL is determined based on three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a loan type and risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each type and rating has an assigned risk factor expressed as a reserve percentage. Second, established specific reserves consistent with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" are assigned to individually impaired loans. These are estimated potential losses associated with specific borrowers based upon estimated cash flows or collateral value and events affecting the risk rating. Third, the Company maintains a reserve for qualitative factors that may affect the portfolio as a whole, such as those factors described above, including a reserve for model imprecision consistent with SFAS No. 5 "Accounting for Contingencies."

Other Real Estate

         At June 30, 2004 and December 31, 2003, the Company did not have any other real estate ("ORE") properties.

Deposits

         At June 30, 2004, total deposits were $350,022,000 representing an increase of $27,515,000 (8.5%) from the December 31, 2003 balance of $322,507,000. Noninterest-bearing deposits increased $7,801,000 (7.6%) while interest-bearing deposits increased $19,714,000 (9.0%). Interest checking, money market and savings accounts increased $21,070,000 (14.2%) while time deposits decreased $1,356,000 (1.9%).

Other Borrowed Funds

         Other borrowings outstanding as of June 30, 2004 consist of advances (both long-term and short-term) from the FHLB and overnight borrowings from correspondent banks. The following table summarizes these borrowings (in thousands):

                                                 June 30, 2004            December 31, 2003
                                          ------------------------   -------------------------
                                             Amount          Rate       Amount          Rate
                                          ----------------------------------------------------
         Short-Term borrowings:

            FHLB advances                 $   38,800         1.61%   $   25,000         1.40%
            Advances from correspondent
               banks                              --           --         9,600         1.44%
                                          ----------------------------------------------------

         Total Short-Term borrowings      $   38,800         1.61%   $   34,600         1.41%
                                          ----------------------------------------------------

         Long-Term Borrowings:

            FHLB advances                 $    1,916         6.13%   $    1,942         6.13%
                                          ----------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during 2004 and 2003 was $45,800,000 and $38,100,000, respectively. There were no advances from correspondent banks at June 30, 2004. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):


                                       Short Term           Long Term

         Amount                        $   38,800           $    1,916
         Maturity                     2004 to 2006             2007
         Average rates                    1.61%                6.13%

         The Company has also been issued a total of $333,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2004 or 2003 and management does not expect to draw upon these lines in the future.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the American River Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At June 30, 2004, shareholders' equity was $37,509,000, representing an increase of $2,052,000 (5.8%) from $35,457,000 at December 31, 2003. The ratio of total risk-based capital to risk adjusted assets was 13.4% at June 30, 2004 compared to 12.9% at December 31, 2003. Tier 1 risk-based capital to risk-adjusted assets was 12.2% at June 30, 2004 and 11.6% at December 31, 2003.

         Table Eight below lists the Company's actual capital ratios at June 30, 2004 and December 31, 2003 as well as the minimum capital ratios for capital adequacy.

Table Eight:  Capital Ratios
-------------------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets               At June 30, 2004     At December 31,      Minimum Regulatory
                                                                        2003            Capital Requirements
-------------------------------------------------------------------------------------------------------------
Leverage ratio                                      8.9%                 9.0%                   4.00%

Tier 1 Risk-Based Capital                          12.2%                11.6%                   4.00%

Total Risk-Based Capital                           13.4%                12.9%                   8.00%

         On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock. During the first six months of 2004, Company repurchased 9,300 shares; during 2003, the Company repurchased 1,500 shares; during 2002, the Company repurchased 65,627 shares and in 2001, the Company repurchased 33,705 shares under the repurchase plan. (See Part II, Item 2, for additional disclosure).

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all their capital adequacy requirements as of June 30, 2004 and December 31, 2003.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $64,016,000 and $72,599,000 at June 30, 2004 and December 31, 2003, respectively. As a percentage of net loans and leases these off-balance sheet items represent 24.0% and 27.7%, respectively.

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

         Website Access. American River Bankshares maintains a website where certain information about the Company is posted. Through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports are free of charge and can be accessed through the address www.amrb.com/financial.html by clicking on the SEC Filings link located at that address.

         Proposed Merger Transaction with Bank of Amador. On July 9, 2004, the Company and Jackson, California-based Bank of Amador, announced jointly the signing of an Agreement and Plan of Reorganization and Merger on July 8, 2004 whereby the Company will acquire Bank of Amador. Under the terms of the merger agreement, Bank of Amador shareholders could receive $6.825 per share in cash and $12.675 per share in stock in exchange for their Bank of Amador shares so long as the 20-day average closing price of American River Bankshares remains between $18.50-$23.50. Based upon American River Bankshares' closing price of $20.40 as of July 8, 2004, the transaction is currently valued at approximately $19.50 per share, or $30.5 million for Bank of Amador shareholders. Upon completion of the transaction, Bank of Amador will operate as a division of American River Bank under the name "Bank of Amador, a division of American River Bank." The definitive agreement was unanimously approved by the Board of Directors of both companies. The transaction is subject to regulatory approvals and the approval by the shareholders of American River Bankshares and Bank of Amador. The transaction is expected to close in the fourth quarter of 2004.

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

    Table Nine:  Interest Rate Risk Simulation of Net Interest as of June 30, 2004 and December 31, 2003
    ---------------------------------------------------------------------------------------------------------
    (In thousands)                                              $ Change in NII              $ Change in NII
                                                                  from Current                from Current
                                                                12 Month Horizon            12 Month Horizon
                                                                 June 30, 2004              December 31, 2003
                                                                 -------------              -----------------
             Variation from a constant rate scenario
                 +200bp                                           $    535                       $    427
                 -200bp                                           $   (444)                      $   (592)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2004 and 2003.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2004 and December 31, 2003 were approximately $62,083,000 and $1,933,000 and $71,858,000 and $741,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On June 30, 2004, consolidated liquid assets totaled $55.3 million or 12.8% of total assets compared to $56.8 million or 14.3% of total assets on December 31, 2003. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $38,000,000 with correspondent banks. At June 30, 2004, the Company had $38,000,000 available under these credit lines. Additionally, American River Bank is member of the Federal Home Loan Bank (the "FHLB"). At June 30, 2004, American River Bank could have arranged for up to $56,068,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2004, the Company had advances borrowings and commitments outstanding of $41,049,000, leaving $15,019,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing through the end of 2003, much of the investment portfolio experienced price appreciation, which has resulted in unrealized gains. During the last part of the second half of the second quarter of 2004, the bond market experienced an overall drop in price due to the increase in rates; however, the investment portfolio maintained a large part of the unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank can also pledge securities to borrow from the Federal Reserve Bank of San Francisco and the FHLB. The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends from its subsidiaries to service its commitments. The Company expects that the cash dividends paid by the subsidiaries to the Company will be sufficient to meet this payment schedule.

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

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

                  None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

--------------------------------------------------------------------------------------------------------------------------
          Period                  (a)                (b)                     (c)                          (d)
                              Total Number      Average Price      Total Number of Shares          Maximum Number (or
                             of Shares (or      Paid Per Share     (or Units) Purchased as    Approximate Dollar Value) of
                                 Units)           (or Unit)           Part of Publicly         Shares (or Units) That May
                               Purchased                             Announced Plans or        Yet Be Purchased Under the
                                                                          Programs                 Plans or Programs
--------------------------------------------------------------------------------------------------------------------------
         Month #1
   April 1 through April          None               N/A                    None                     196,663 shares
         30, 2004
         Month #2
   May 1 through May 31,          None               N/A                    None                     196,663 shares
           2004
         Month #3
  June 1 through June 30,        3,200              $20.55                  3,200                    193,463 shares
           2004
--------------------------------------------------------------------------------------------------------------------------
          Total                  3,200                                      3,200
--------------------------------------------------------------------------------------------------------------------------

         On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock shares. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The 193,463 shares reported in the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2004. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. All repurchased shares reflected in the table above were made in open market transactions and then retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason.


Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The following are the voting results of the registrant's annual meeting of the shareholders held on May 20, 2004:

         PROPOSAL NO. 1: Election of Directors

         On the proposal to elect Class I Directors of American River Bankshares, nominees, Amador S. Bustos, Robert J. Fox, and William A. Robotham were elected to serve for a three-year term until the 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualified with the following vote tabulation:

         Amador S. Bustos:      FOR  3,414,146    AGAINST     0    ABSTAIN     8,090

         Robert J. Fox:         FOR  3,414,146    AGAINST     0    ABSTAIN     8,090

         William A. Robotham:   FOR  3,414,146    AGAINST     0    ABSTAIN     8,090

         Class II and Class III Directors of American River Bankshares continued in office for the periods corresponding to the term of office for their respective Class.

         PROPOSAL NO. 2: On the proposal to approve the amendment of the Company's Articles of Incorporation to change the name of the Company to American River Bankshares.

         FOR:                3,375,418
         AGAINST:               13,989
         ABSTAINED:             22,829

         PROPOSAL NO. 3: On the proposal to ratify the selection of Perry-Smith LLP as independent public accountants for the Company.

         FOR:                3,406,350
         AGAINST:                3,010
         ABSTAINED:             12,876


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

         (10.4) Lease agreement between American River Bank and Sandalwood Land Company dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California. **

         *(10.6)  Registrant's 1995 Stock Option Plan. **

         *(10.7) Form of Nonqualified Stock Option Agreement under the 1995 Stock Option Plan. **

         *(10.8) Form of Incentive Stock Option Agreement under the 1995 Stock Option Plan. **

         *(10.9) Registrant's 401(k) Plan and amendment no. 1 dated April 1, 1998. **

         *(10.10) Registrant's Stock Option Gross-Up Plan and Agreement, as amended, dated May 20, 1998. **

         *(10.11) Registrant's Deferred Compensation Plan dated May 1, 1998. **

         *(10.12) Registrant's Deferred Fee Plan dated April 1, 1998. **

         *(10.16) American River Bank Employee Severance Policy dated March 18,
                  1998. **

         *(10.20) Registrant's Incentive Compensation Plan for the Year Ended
                  December 31, 2000, incorporated by reference from Exhibit
                  10.20 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed with the Commission on November 14, 2000.

         *(10.22) First Amendment dated December 20, 2000, to the Registrant's
                  Deferred Compensation Plan dated May 1, 1998, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, filed with the Commission on April 2, 2001.

         *(10.23) Amendment No. 1 to the Registrant's Incentive Compensation
                  Plan, incorporated by reference from Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the Commission on August 14, 2001.

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

         *(10.30) Employment Agreement between Registrant and David T. Taber dated August 22, 2003, incorporated by reference from Exhibit
                  10.30 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

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

         *(10.34) Salary Continuation Agreement between Registrant and David T.
                  Taber dated August 22, 2003, incorporated by reference from
                  Exhibit 10.34 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

         *(10.35) Salary Continuation Agreement between American River Bank and
                  Douglas E. Tow dated August 22, 2003, incorporated by reference from Exhibit 10.35 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

         *(10.36) Registrant's 2000 Stock Option Plan with forms of Nonqualified
                  Stock Option Agreement and Incentive Stock Option
                  Agreement. **

         (10.37) First Amendment dated April 21, 2004, to the lease agreement between American River Bank and 520 Capitol Mall, Inc. dated August 19, 2003, related to 520 Capitol Mall, Suite 100 Sacramento, California.

         (14.1)   Registrant's Code of Ethics, incorporated by reference from
                  Exhibit 14.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

         (21.1) As of the date of this report, the Registrant's only subsidiaries are American River Bank and American River Financial.

         (31.1) Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (31.2) Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (32.1) Certification of Registrant by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  *Denotes management contracts, compensatory plans or arrangements.

                  **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

(b)  Reports on Form 8-K

     On May 12, 2004, the Company filed a Report on Form 8-K announcing supplemental tax benefits for the first quarter of 2004.

     On June 18, 2004, the Company filed a Report on Form 8-K announcing a quarterly cash dividend.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN RIVER BANKSHARES

August 9, 2004
--------------

                                       By: /s/ DAVID T. TABER
                                           -------------------------------------
                                           David T. Taber
                                           President and Chief Executive Officer


August 9, 2004
--------------

                                       By: /s/ MITCHELL A. DERENZO
                                           -------------------------------------
                                           Mitchell A. Derenzo
                                           Executive Vice President and Chief
                                              Financial Officer
                                           (Principal Financial and Accounting
                                              Officer)

                                  EXHIBIT INDEX



 Exhibit Number                 Description                                 Page
--------------------------------------------------------------------------------

       3.1          Articles of Incorporation, as amended.                   36

       3.2          Bylaws, as amended.                                      44

       4.1          Specimen of the Registrant's common
                    stock certificate.                                       79

      10.37         First Amendment dated April 21, 2004, to the
                    lease agreement between American River Bank and 520
                    Capitol Mall, Inc. dated August 19, 2003, related
                    to 520 Capitol Mall, Suite 100 Sacramento, California.   81

      31.1          Certification of Chief Executive Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002.        82

      31.2          Certification of Chief Financial Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002.        83

      32.1          Certification of American River Bankshares by its
                    Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
                    of 2002.                                                 84