Form 10-Q
period 2004-09-30
AMERICAN RIVER BANKSHARES
filed 2004-11-12
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended     September 30, 2004
                                             ------------------

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

No par value Common Stock - 4,260,613 shares outstanding at November 9, 2004.

                                  Page 1 of 51
                 The Index to the Exhibits is located at Page 34

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.


                           AMERICAN RIVER BANKSHARES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)

                                                                   September 30,  December 31,
                                                                       2004           2003
                                                                   ------------   ------------
ASSETS
Cash and due from banks                                            $     41,439   $     29,797
Federal funds sold                                                        2,800             --
Interest-bearing deposits in banks                                        5,641          4,650
Investment securities:
    Available-for-sale (amortized cost: 2004--$83,595; 2003
    --$61,256)                                                           84,595         62,686
    Held-to-maturity (market value: 2004--$42,396 2003--$27,216)         42,221         27,160
Loans and leases, less allowance for loan and lease
       losses of $4,496 at September 30, 2004 and $3,949 at
       December 31, 2003                                                268,001        262,464
Premises and equipment, net                                               1,734          1,505
FHLB and FRB stock                                                        2,139          1,546
Accounts receivable servicing receivables, net                            2,152          1,778
Accrued interest receivable and other assets                              5,955          5,807
                                                                   ------------   ------------
                                                                   $    456,677   $    397,393
                                                                   ============   ============

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
        Noninterest bearing                                        $    126,969   $    102,308
        Interest bearing                                                248,268        220,199
                                                                   ------------   ------------
             Total deposits                                             375,237        322,507

Short-term borrowed funds (Note 6)                                       36,300         34,600
Long-term debt                                                            1,902          1,942
Accrued interest payable and other liabilities                            4,137          2,887
                                                                   ------------   ------------

             Total liabilities                                          417,576        361,936
                                                                   ------------   ------------

Commitments and contingencies (Note 3)
Shareholders' equity:
      Common stock - no par value; 20,000,000 shares
         authorized; issued and outstanding - 4,260,613
         shares at September 30, 2004 and 4,055,260 at
         December 31, 2003                                               18,100         16,693
     Retained earnings                                                   20,363         17,900
     Accumulated other comprehensive income (Note 5)                        638            864
                                                                   ------------   ------------

            Total shareholders' equity                                   39,101         35,457
                                                                   ------------   ------------
                                                                   $    456,677   $    397,393
                                                                   ============   ============

See notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)
For the periods ended September 30,                          Three months              Nine months
                                                          2004         2003         2004         2003
                                                       -------------------------------------------------
Interest income:
    Interest and fees on loans                         $    4,410   $    4,273   $   12,999   $   12,553
    Interest on Federal funds sold                             17           25           23           27
    Interest on deposits in banks                              35           35           95          138
    Interest and dividends on investment securities:
       Taxable                                              1,076          499        2,624        1,744
       Exempt from Federal income taxes                       127          117          376          350
       Dividends                                                7            4           24           13
                                                       -------------------------------------------------
         Total interest income                              5,672        4,953       16,141       14,825
                                                       -------------------------------------------------
Interest expense:
    Interest on deposits                                      612          582        1,698        1,790
    Interest on short-term borrowings                         162           75          426          322
    Interest on long-term debt                                 29           30           88           91
                                                       -------------------------------------------------
          Total interest expense                              803          687        2,212        2,203
                                                       -------------------------------------------------

          Net interest income                               4,869        4,266       13,929       12,622

Provision for loan and lease losses                           266          252          695          664
                                                       -------------------------------------------------
          Net interest income after provision for
               loan and lease losses                        4,603        4,014       13,234       11,958
                                                       -------------------------------------------------

Noninterest income                                            441          645        1,892        1,736
                                                       -------------------------------------------------

Noninterest expense:
    Salaries and employee benefits                          1,526        1,522        4,681        4,649
    Occupancy                                                 246          205          698          612
    Furniture and equipment                                   189          170          556          484
    Other expense                                             853          690        3,091        1,957
                                                       -------------------------------------------------
          Total noninterest expense                         2,814        2,587        9,026        7,702
                                                       -------------------------------------------------

          Income before income taxes                        2,230        2,072        6,100        5,992

Income taxes                                                  891          812        2,174        2,380
                                                       -------------------------------------------------

          Net income                                   $    1,339   $    1,260   $    3,926   $    3,612
                                                       =================================================

Basic earnings per share (Note 4)                      $      .32   $      .32   $     0.94   $     0.91
                                                       =================================================
Diluted earnings per share (Note 4)                    $      .30   $      .29   $     0.89   $     0.84
                                                       =================================================

Cash dividends per share                               $      .12   $      .--   $      .35   $      .15
                                                       =================================================

         See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares) (Unaudited)

                                                                                         Accumulated
                                                   Common Stock                             Other
                                            ---------------------------     Retained    Comprehensive   Shareholders' Comprehensive
                                               Shares         Amount        Earnings        Income         Equity         Income
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 2003                       3,938,883   $     16,064   $     14,358   $      1,304   $     31,726
Comprehensive income (Note 5):
   Net income                                                                    4,741                         4,741   $      4,741
   Other comprehensive loss, net of tax:
       Unrealized losses on available-for-
         sale investment securities                                                              (440)          (440)          (440)
                                                                                                                       ------------

         Total comprehensive income                                                                                    $      4,301
                                                                                                                       ============

Cash dividends ($0.30 per share)                                                (1,192)                       (1,192)
Fractional shares redeemed                          (225)                           (7)                           (7)
Stock options exercised                          135,704            653                                          653
Retirement of common stock                       (19,102)           (24)                                         (24)
                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003                     4,055,260         16,693         17,900            864         35,457

Comprehensive income (Note 5):
   Net income                                                                    3,926                         3,926   $      3,926
   Other comprehensive loss, net of tax:
       Unrealized losses on available-for-
         sale investment securities                                                              (226)          (226)          (226)
                                                                                                                       ------------

          Total comprehensive income                                                                                   $      3,700
                                                                                                                       ============

Cash dividends ($0.35 per share)                                                (1,463)                       (1,463)
Stock options exercised                          235,089          1,591                                        1,591
Retirement of common stock                       (29,736)          (184)                                        (184)
                                            ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2004                    4,260,613   $     18,100   $     20,363   $        638   $     39,101
                                            ============   ============   ============   ============   ============

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
For the nine months ended September 30,

                                                                      2004          2003
                                                                   ----------    ----------
Cash flows from operating activities:
   Net income                                                      $    3,926    $    3,612
   Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan and lease losses                             695           664
          (Decrease) increase in deferred loan origination
               fees, net                                                  (47)          107
          Depreciation and amortization                                   408           360
          Amortization of investment security
               premiums, net                                              933           654
          Provision for accounts receivable servicing
               asset                                                       --             1
          Gain on sale of securities                                       --           (33)
          Gain on life insurance death benefit                           (553)           --
          Increase in cash surrender value of life insurance
              polices                                                     (47)           --
          Increase in accrued interest receivable
               and other assets                                          (580)       (2,028)
          Increase in accrued interest payable
               and other liabilities                                    1,368           470
                                                                   ----------    ----------

                   Net cash provided by operating activities            6,103         3,807
                                                                   ----------    ----------

Cash flows from investing activities:
   Proceeds from the sale of available-for-sale
         investment securities                                             --         6,274
   Proceeds from matured available-for-sale investment
         securities                                                     3,685         5,340
   Proceeds from matured held-to-maturity investment
          securities                                                      200           610
   Purchases of available-for-sale investment securities              (32,230)      (12,297)
   Purchases of held-to-maturity investment securities                (21,661)      (13,491)
   Proceeds from principal repayments for available-
         for-sale mortgage-related securities                           5,823         8,177
   Proceeds from principal repayments for held-to-
         maturity mortgage-related securities                           5,850         6,903
   Net (increase) decrease in interest-bearing deposits in banks         (991)        1,585
   Net increase in loans                                               (6,181)      (24,516)
   Net (increase) decrease in accounts receivable servicing
         receivables                                                     (374)            9
   Death benefit from life insurance policy                             1,236            --
   Purchases of equipment                                                (641)         (278)
   Net increase in FHLB and FRB stock                                    (593)          (51)
                                                                   ----------    ----------

             Net cash used in investing activities                    (45,877)      (21,735)
                                                                   ----------    ----------


Cash flows from financing activities:
    Net increase in demand, interest-bearing and
        savings deposits                                           $   58,405    $   13,401
    Net decrease in time deposits                                      (5,675)       (3,289)
    Repayment of long-term debt                                           (40)          (35)
    Net increase in short-term borrowings                               1,700        31,700
    Payment of cash dividends                                          (1,581)         (715)
    Cash paid to repurchase common stock                                 (184)         (672)
    Cash paid for fractional shares                                        --            --
    Exercise of stock options                                           1,591           123
                                                                   ----------    ----------

        Net cash provided by financing activities                      54,216        40,513
                                                                   ----------    ----------

           Increase (decrease) in cash and cash
                equivalents                                            14,442       (10,739)

Cash and cash equivalents at beginning of period                       29,797        28,156
                                                                   ----------    ----------

Cash and cash equivalents at end of period                         $   44,239    $   17,417
                                                                   ==========    ==========

See notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at September 30, 2004 and December 31, 2003, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2004 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

At September 30, 2004, the Company had two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, stock-based compensation cost is only reflected in net income when options granted under these plans have an exercise price less than the market value of the underlying common stock on the date of grant or if the original terms are later modified.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                       ------------------------    ------------------------
                                                          2004          2003          2004          2003
                                                       ----------    ----------    ----------    ----------
(Dollars in thousands, except per share data)
Net income, as reported                                $    1,339    $    1,260    $    3,926    $    3,612
Add: Stock-based compensation expense included
   in reported net income, net of tax effect                   --            --            --            20
Deduct: Total stock-based compensation expense
        determined under the fair value based method
        for all awards, net of related tax effects            (21)          (40)          (48)         (110)
                                                       ----------    ----------    ----------    ----------

Pro forma net income                                   $    1,318    $    1,220    $    3,878    $    3,522
                                                       ==========    ==========    ==========    ==========

Basic earnings per share - as reported                 $     0.32    $     0.32    $     0.94    $     0.91
Basic earnings per share - pro forma                   $     0.31    $     0.31    $     0.92    $     0.89

Diluted earnings per share - as reported               $     0.30    $     0.29    $     0.89    $     0.84
Diluted earnings per share - pro forma                 $     0.30    $     0.28    $     0.88    $     0.82

The fair value of each option granted is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions:

Options granted during the periods ended September 30, 2004:        Nine Months
                                                                    -----------

Dividend yield                                                         2.15%
Expected life                                                         7 years
Expected volatility                                                   58.16%
Risk-free rate                                                         4.01%
Weighted average fair value of options granted during the period      $5.17

Options granted during the periods ended September 30, 2003:

Dividend yield                                                      1.74%-1.88%
Expected life                                                         7 years
Expected volatility                                                51.39%-56.41%
Risk-free rate                                                      2.91%-3.52%
Weighted average fair value of options granted during the period      $3.50

There were no options granted during the three-month periods ended September 30, 2004 or 2003.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $78,138,000 and letters of credit of $1,997,000 at September 30, 2004. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2004.

Approximately $18,432,000 of the loan commitments outstanding at September 30, 2004 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being fully drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (4,243,910 and 4,198,917 shares for the three and nine month periods ended September 30, 2004, and 3,996,862 and 3,976,440 shares for the three and nine month periods ended September 30, 2003). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (175,073 and 202,365 shares for the three and nine month periods ended September 30, 2004 and 340,906 and 328,555 shares for the three and nine month periods ended September 30, 2003). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $446,000 and $(226,000), respectively, for the three and nine month periods ended September 30, 2004 and $(253,000) and $(280,000), respectively, for the three and nine month periods ended September 30, 2003. Comprehensive income was $1,785,000 and $3,700,000, respectively, for the three and nine month periods ended September 30, 2004 and $1,007,000 and $3,332,000, respectively, for the three and nine month periods ended September 30, 2003.

6. SHORT-TERM BORROWING ARRANGEMENTS

The Company has a total of $48,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances outstanding with these correspondent banks at September 30, 2004. An advance totaling $9,600,000 was outstanding from one of its correspondent banks at December 31, 2003, bearing an interest rate of 1.44% and maturing on January 1, 2004.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances totaling $36,300,000 were outstanding from the FHLB at September 30, 2004, bearing interest rates ranging from 1.16% to 2.66% and maturing between October 4, 2004 and May 5, 2006. Advances totaling $25,000,000 were outstanding from the FHLB at December 31, 2003, bearing interest rates ranging from 1.03% to 1.45% and maturing between January 2, 2004 and November 1, 2004.

7. INVESTMENT SECURITIES

Investment securities with unrealized losses at September 30, 2004 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

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
---------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:
---------------------------------------------------------------------------------------------------------------------------------
    U.S. Treasury securities and agencies        $    4,264    $      (40)   $       --    $       --    $    4,264    $      (40)
---------------------------------------------------------------------------------------------------------------------------------
    Mortgage-backed securities                       24,538          (249)          141            (2)       24,679          (251)
---------------------------------------------------------------------------------------------------------------------------------
    Obligations of state and political
      subdivisions                                    2,197           (32)           --            --         2,197           (32)
---------------------------------------------------------------------------------------------------------------------------------
                                                 $   30,999    $     (321)   $      141    $       (2)   $   31,140    $     (323)
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity:
---------------------------------------------------------------------------------------------------------------------------------
    Mortgage-backed securities                   $   14,114    $      (77)   $      141    $       (6)   $   14,255    $      (83)
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

8. PROPOSED MERGER TRANSACTION WITH BANK OF AMADOR

On July 9, 2004, the Company and Jackson, California-based Bank of Amador, announced jointly the signing of an Agreement and Plan of Reorganization and Merger dated July 8, 2004, whereby the Company will acquire Bank of Amador through the merger of Bank of Amador with and into American River Bank. Based upon American River Bankshares' closing price of $20.40 as of July 8, 2004, the transaction is currently valued at approximately $19.50 per share, or $30.5 million for Bank of Amador shareholders. Upon completion of the transaction, Bank of Amador will operate as a division of American River Bank under the name "Bank of Amador, a division of American River Bank." The Board of Directors of both companies unanimously approved the definitive agreement. The transaction is subject to regulatory approvals and the approval by the shareholders of American River Bankshares and Bank of Amador. On September 17, 2004, the Company filed a registration statement of Form S-4 with the SEC that included a description of the proposed merger and the Agreement and Plan of Reorganization and Merger and exhibits thereto. The Form S-4 can be accessed free of charge through the Company's website address www.amrb.com by clicking on the SEC Filings link located at that address. The transaction is expected to close in the fourth quarter of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of American River Bankshares.

         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts between December 31, 2003 and September 30, 2004 and its income and expense accounts for the three and nine-month periods ended September 30, 2004 and 2003. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and the consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan and lease losses, expenses, changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003 and its 2004 reports filed on Forms 10-Q and 8-K.

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

Allowance for Loan and Lease Losses

         The allowance for loan and lease losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accountings Standards ("SFAS") No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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


General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995 under the name American River Holdings and changed its name in 2004 to American River Bankshares. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 1545 River Park Drive, Suite 107, Sacramento, California 95815 and its telephone number is (916) 565-6100. The Company employed an equivalent of 96 full-time employees as of September 30, 2004.

         The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank, and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

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

         The Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System, the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

         The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq National Market under the symbol "AMRB."

Overview

         The Company recorded net income of $1,339,000 for the quarter ended September 30, 2004, which was a 6.3% increase over the $1,260,000 reported for the same period of 2003. Diluted earnings per share for the third quarter of 2004 were $0.30 compared to the $0.29 recorded in the third quarter of 2003. The return on average equity ("ROAE") and the return on average assets ("ROA") for the third quarter of 2004 were 13.96% and 1.19%, respectively, as compared to 14.84% and 1.37%, respectively, for the same period in 2003.

         Net income for the nine months ended September 30, 2004 and 2003 was $3,926,000 and $3,612,000, respectively, with diluted earnings per share of $.89 and $.84, respectively. For the first nine months of 2004, ROAE was 14.13% and ROA was 1.24% as compared to 14.63% and 1.36% for the same period in 2003.

         Total assets of the Company increased by $59,284,000 (14.9%) from December 31, 2003 to $456,677,000 at September 30, 2004. Net loans totaled $268,001,000, up $5,537,000 (2.1%) from the ending balances on December 31, 2003. Deposit balances at September 30, 2004 totaled $375,237,000, up $52,730,000 (16.4%) from December 31, 2003.

         The Company ended the third quarter of 2004 with a Tier 1 capital ratio of 12.3% and a total risk-based capital ratio of 13.5% versus 11.6% and 12.9%, respectively, at December 31, 2003.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
-------------------------------------------------------------------------------------------------

(In thousands, except percentages)              For the three                 For the nine
                                                months ended                  months ended
                                                September 30,                 September 30,
                                          -------------------------     -------------------------
                                             2004           2003           2004           2003
                                          ----------     ----------     ----------     ----------
Net interest income*                      $    4,913     $    4,308     $   14,059     $   12,745
Provision for loan and lease losses             (266)          (252)          (695)          (664)
Noninterest income                               441            645          1,892          1,736
Noninterest expense                           (2,814)        (2,587)        (9,026)        (7,702)
Provision for income taxes                      (891)          (812)        (2,174)        (2,380)
Tax equivalent adjustment                        (44)           (42)          (130)          (123)
                                          ----------     ----------     ----------     ----------

Net income                                $    1,339     $    1,260     $    3,926     $    3,612
                                          ==========     ==========     ==========     ==========

-------------------------------------------------------------------------------------------------
Average total assets                      $  446,772     $  365,613     $  421,836     $  355,342
Net income (annualized) as a percentage
    of average total assets                     1.19%          1.37%          1.24%          1.36%

-------------------------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 4.78% for the three months ended September 30, 2004, 5.11% for the three months ended September 30, 2003, 4.85% for the nine months ended September 30, 2004 and 5.21% for the nine months ended September 30, 2003.

         The fully taxable equivalent interest income component for the third quarter of 2004 increased $721,000 (14.4%) to $5,716,000 compared to $4,995,000 for the three months ended September 30, 2003. Total fully taxable equivalent interest income for the nine months ended September 30, 2004 increased $1,323,000 (8.9%) to $16,271,000 compared to $14,948,000 for the nine months ended September 30, 2003. The increase in the fully taxable equivalent interest income for the third quarter of 2004 compared to the same period in 2003 is broken down by rate (down $133,000) and volume (up $854,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 and 2002 in response to Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. Recent increases by the FRB have resulted in three 25 basis point increases since June 2004; however, these recent increases have had only a minor effect. The overall lower interest rate environment over the past three years has resulted in a 36 basis point drop in the yield on average earning assets from 5.92% for the third quarter of 2003 to 5.56% for the third quarter of 2004. The volume increase was the result of a 22.3% increase in average earning assets. Average loan balances were up $20,869,000 (8.4%) in 2004 over the balances in 2003, while average investment securities balances were up $57,986,000 (82.8%). The increase in average loans is the result of a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market. The increase in investment securities is primarily due to the Company investing its excess funds in investment securities. The excess funds were created by an increase in deposit balances and other borrowings. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2004 over the same period in 2003 resulted from increases in volume (up $2,324,000) and decreases in rate (down $1,001,000). Average earning assets increased $60,416,000 (18.5%) during the first nine months of 2004 as compared to the same period in 2003. Average loan balances increased $24,348,000 (9.9%) during that same period and average investment securities balances increased $37,021,000 (51.3%).

         Interest expense was $116,000 (16.9%) higher in the third quarter of 2004 versus the prior year period. The average balances on interest bearing liabilities were $54,131,000 (23.3%) higher in the third quarter of 2004 versus the same quarter in 2003. The higher balances accounted for a $129,000 increase in interest expense; however, this increase was somewhat offset by a slight drop in rates (down $13,000). The decrease in rates paid on interest bearing liabilities was a result of the lower interest rate environment over the past three years, although these rates have been increasing over the past few months, the rates paid on interest bearing liabilities decreased 5 basis points on a quarter-over-quarter basis. Interest expense was $9,000 (0.4%) higher in the nine month period ended September 30, 2004 versus the prior year period. The average balances on interest bearing liabilities were $39,330,000 (16.9%) higher in the nine-month period ended September 30, 2004 versus the same period in 2003. The higher balances accounted for a $252,000 increase in interest expense. The increase due to higher balances was offset by lower rates paid on interest bearing liabilities. The average rate paid on interest bearing liabilities decreased 18 basis points on a year-over-year basis and accounted for a decrease in interest expense of $243,000.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
-------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                     2004                                  2003
                                     ----------------------------------    ----------------------------------

(Taxable Equivalent Basis)              Avg                      Avg          Avg                      Avg
(In thousands, except percentages)    Balance     Interest    Yield (4)     Balance     Interest    Yield (4)
                                     ---------    ---------   ---------    ---------    ---------   ---------
Assets:
Earning assets
  Loans (1)                          $ 269,515    $   4,410        6.51%   $ 248,646    $   4,273        6.82%
  Taxable investment
     securities                        115,599        1,076        3.70%      59,333          499        3.34%
  Tax-exempt investment
     securities (2)                     11,894          169        5.65%      10,394          157        5.99%
  Corporate stock (2)                      554            9        6.46%         334            6        7.13%
  Federal funds sold                     5,913           17        1.14%      11,563           25        0.86%
  Investments in time deposits           5,654           35        2.46%       4,374           35        3.17%
                                     ---------    ---------                ---------    ---------
Total earning assets                   409,129        5,716        5.56%     334,644        4,995        5.92%
                                                  ---------                             ---------
Cash & due from banks                   30,219                                25,733
Other assets                            11,743                                 8,834
Allowance for loan & lease losses       (4,319)                               (3,598)
                                     ---------                             ---------
                                     $ 446,772                             $ 365,613
                                     =========                             =========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $ 153,037          281        0.73%   $ 120,840          236        0.77%
  Savings                               25,438           14        0.22%      16,960            9        0.21%
  Time deposits                         68,781          317        1.83%      71,915          337        1.86%
  Other borrowings                      39,183          191        1.94%      22,593          105        1.84%
                                     ---------    ---------                ---------    ---------
Total interest bearing
  liabilities                          286,439          803        1.12%     232,308          687        1.17%
                                                  ---------                             ---------
Demand deposits                        118,826                                96,924
Other liabilities                        3,352                                 2,689
                                     ---------                             ---------
Total liabilities                      408,617                               331,921
Shareholders' equity                    38,155                                33,692
                                     ---------                             ---------
                                     $ 446,772                             $ 365,613
                                     =========                             =========
Net interest income & margin (3)                  $   4,913        4.78%                $   4,308        5.11%
                                                  =========   =========                 =========   =========

(1) Loan interest includes loan fees of $168,000 and $310,000 during the three months ended September 30, 2004 and September 30, 2003, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (92) and annualized to actual days in year (366 for 2004 and 365 for 2003).

-------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                      2004                                  2003
                                     ----------------------------------    ----------------------------------

(Taxable Equivalent Basis)              Avg                      Avg          Avg                      Avg
(In thousands, except percentages)    Balance     Interest    Yield (4)     Balance     Interest    Yield (4)
                                     ---------    ---------   ---------    ---------    ---------   ---------
Assets:
Earning assets
  Loans (1)                          $ 269,909    $  12,999        6.43%   $ 245,561    $  12,553        6.83%
  Taxable investment
     Securities                         97,066        2,624        3.61%      61,484        1,744        3.79%
  Tax-exempt investment
     securities (2)                     11,498          500        5.81%      10,315          469        6.08%
  Corporate stock (2)                      568           30        7.06%         312           17        7.28%
  Federal funds sold                     2,917           23        1.05%       4,170           27        0.87%
  Investments in time deposits           5,224           95        2.43%       4,924          138        3.75%
                                     ---------    ---------                ---------    ---------
Total earning assets                   387,182       16,271        5.61%     326,766       14,948        6.12%
                                                  ---------                             ---------
Cash & due from banks                   27,873                                24,046
Other assets                            10,966                                 7,996
Allowance for loan & lease losses       (4,185)                               (3,466)
                                     ---------                             ---------
                                     $ 421,836                             $ 355,342
                                     =========                             =========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $ 141,155          727        0.69%   $ 115,549          637        0.74%
  Savings                               22,778           34        0.20%      16,334           26        0.21%
  Time deposits                         69,708          937        1.80%      72,521        1,127        2.08%
  Other borrowings                      38,870          514        1.77%      28,777          413        1.92%
                                     ---------    ---------                ---------    ---------
Total interest bearing
  liabilities                          272,511        2,212        1.08%     233,181        2,203        1.26%
                                                  ---------                             ---------
Demand deposits                        109,146                                87,291
Other liabilities                        3,070                                 1,859
                                     ---------                             ---------
Total liabilities                      384,727                               322,331
Shareholders' equity                    37,109                                33,011
                                     ---------                             ---------
                                     $ 421,836                             $ 355,342
                                     =========                             =========
Net interest income & margin (3)                  $  14,059        4.85%                $  12,745        5.21%
                                                  =========   =========                 =========   =========

(1) Loan interest includes loan fees of $473,000 and $655,000 during the nine months ended September 30, 2004 and September 30, 2003, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (182) and annualized to actual days in year (366 for 2004 and 365 for 2003).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
--------------------------------------------------------------------------------
Three Months Ended September 30, 2004 over 2003 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                   Volume       Rate (4)     Net Change
                                         ----------    ----------    ----------
   Net loans (1)(2)                      $      358    $     (221)   $      137
   Taxable investment securities                472           105           577
   Tax exempt investment securities (3)          22           (10)           12
   Corporate stock                                4            (1)            3
   Federal funds sold                           (12)            4            (8)
   Investment in time deposits                   10           (10)           --
                                         ----------    ----------    ----------
     Total                                      854          (133)          721
                                         ----------    ----------    ----------

Interest-bearing liabilities:
   Demand deposits                               63           (18)           45
   Savings deposits                               4             1             5
   Time deposits                                (15)           (5)          (20)
   Other borrowings                              77             9            86
                                         ----------    ----------    ----------
     Total                                      129           (13)          116
                                         ----------    ----------    ----------
Interest differential                    $      725    $     (120)   $      605
                                         ==========    ==========    ==========

--------------------------------------------------------------------------------
Nine Months Ended September 30, 2004 over 2003 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                   Volume       Rate (4)     Net Change
                                         ----------    ----------    ----------
Net loans (1)(2)                         $    1,246    $     (799)   $      446
   Taxable investment securities              1,010          (130)          880
   Tax exempt investment securities (3)          54           (23)           31
   Corporate stock                               14            (1)           13
   Federal funds sold                            (8)            4            (4)
   Investment in time deposits                    8           (52)          (43)
                                         ----------    ----------    ----------
     Total                                    2,324        (1,001)        1,323
                                         ----------    ----------    ----------

Interest-bearing liabilities:
   Demand deposits                              141           (51)           90
   Savings deposits                              10            (2)            8
   Time deposits                                (44)         (146)         (190)
   Other borrowings                             145           (44)          101
                                         ----------    ----------    ----------
     Total                                      252          (243)            9
                                         ----------    ----------    ----------
Interest differential                    $    2,072    $     (758)   $    1,314
                                         ==========    ==========    ==========
--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $168,000 and $310,000 during the three months ended September 30, 2004 and September 30, 2003, respectively, and $473,000 and $655,000 during the nine months ended September 30, 2004 and September 30, 2003, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $266,000 for loan and lease losses for the third quarter of 2004 as compared to $252,000 for the third quarter of 2003. Net loan and lease charge-offs for the three months ended September 30, 2004 were $3,000 or .00% (on an annualized basis) of average loans and leases as compared to $133,000 or .21% (on an annualized basis) of average loans and leases for the three months ended September 30, 2003. For the first nine months of 2004, the Company made provisions for loan and lease losses of $695,000 and net loan and lease charge-offs were $148,000 or .07% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $664,000 and net loan and lease charge-offs of $244,000 for the first nine months of 2003 or .13% (on an annualized basis) of average loans and leases outstanding.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
----------------------------------------------------------------------------------------
                                            Three Months               Nine Months
                                                Ended                     Ended
                                            September 30,             September 30,
                                       -----------------------   -----------------------
                                          2004         2003         2004         2003
----------------------------------------------------------------------------------------
Service charges on deposit accounts    $      129   $      138   $      408   $      410
Accounts receivable servicing fees             87           62          228          174
Fees from lease brokerage services              1          119           10          325
Merchant fee income                           109           95          286          266
Income from residential lending                28          108          109          285
Financial services income                      14           12           46           59
Gain on life insurance death benefit           --           --          553           --
Other                                          73          111          252          217
----------------------------------------------------------------------------------------
           Total noninterest income    $      441   $      645   $    1,892   $    1,736
----------------------------------------------------------------------------------------

         Noninterest income was down $204,000 (31.6%) to $441,000 for the three months ended September 30, 2004 as compared to $645,000 for the three months ended September 30, 2003. The primary traditional sources of noninterest income for the Company are service charges on deposit accounts, accounts receivable servicing fees, merchant credit card fees and income from residential lending. The decrease in noninterest income for the quarter can be attributed to decreases in fees from lease brokerage services (down $118,000 or 99.2%) and a decrease in residential lending fee income (down $80,000 or 74.1%). The decrease in lease brokerage services resulted from the majority of the third quarter 2004 Company originated leases being recorded on the books of the Company as opposed to receiving fee income for brokering the leases to outside funding sources. In addition, overall lease volume has decreased (from $1,965,000 in the third quarter of 2003 to $537,000 in the third quarter of 2004) as a result of the change from a nationwide lessor to a lessor that does business in California counties that are proximate to our branch locations. The residential lending division experienced a decrease in loan volume as a result of a slight increase in mortgage rates, which caused the number of refinances to decrease.

         For the nine months ended September 30, 2004, noninterest income was up $156,000 (9.0%) to $1,892,000. Much of this increase ($553,000) represents the tax-free net proceeds from a life insurance policy the Company received in June of 2004 as a result of the death of a former executive officer. Without the life insurance proceeds, noninterest income would have shown a decrease of $397,000. The decrease in noninterest income for the nine-month period can be attributed to decreases in fees from lease brokerage services (down $315,000 or 96.9%) and a decrease in residential lending fee income (down $176,000 or 61.8%).

Noninterest Expense

         Noninterest expenses increased $227,000 (8.8%) to a total of $2,814,000 in the third quarter of 2004 versus the third quarter of 2003. The majority of the increase relates to the cost associated with the new banking office in Downtown Sacramento ($203,000) located at 520 Capitol Mall, Suite 100, Sacramento, CA 95814. Salary and employee benefits, which include commissions, increased $4,000 (0.3%) from $1,522,000 during the third quarter of 2003 to $1,526,000 during the third quarter of 2004. Comparing the third quarter of 2004 with that of 2003, occupancy expense increased $41,000 (20.0%) and furniture and equipment increased $19,000 (11.2%). The new location contributed $38,000 to the increased occupancy expense and $15,000 to the increased furniture and equipment expense. Other expense increased $163,000 (23.6%) to a total of $853,000 in the third quarter of 2004 versus the third quarter of 2003. The increase in other expense can be attributed to Professional fees (up $45,000 or 46.9%) and directors expenses (up $47,000 or 50.5%). Professional fees, which includes accounting, legal and other professional services, was up primarily due to retainer fees paid to a deposit gathering relationship established earlier in 2004 ($66,000). The increase in director fees relates to higher amounts accrued under the Gross-Up Plan (the "Plan"). The Plan compensates for the tax effects of the exercise of nonstatutory stock options. The Plan named certain non-employee Directors as participants and applies only to those options granted on August 25, 1995. The Plan encourages participating optionees to retain shares acquired through the exercise of nonstatutory stock options by the Company paying to the participating optionee an amount equal to the taxable income resulting from an exercise of a nonstatutory stock option multiplied by the Company's effective tax rate, subject to the optionee's agreement to hold the shares acquired for a minimum of one (1) year. The efficiency ratios (fully taxable equivalent) for the 2004 and 2003-third quarters were 52.6% and 52.2%, respectively.

         There were no expenses in the third quarter of 2004 associated with the proposed merger between the Company, American River Bank, and Bank of Amador because the Company anticipates accounting for the transaction using the purchase method of accounting which requires that merger related costs be capitalized as goodwill.

         Noninterest expense for the nine-month period ended September 30, 2004 was $9,026,000 versus $7,702,000 for the same period in 2003 for an increase of $1,324,000 (17.2%). Salaries and benefits increased $32,000 (0.7%) in 2004 as compared to 2003. Full time equivalent employees ("FTE's") decreased to 96 at September 2004 from 99 at September 30, 2003. Occupancy increased $86,000 (14.1%) and furniture and equipment increased $72,000 (14.9%). The increase in occupancy and furniture and equipment relates to the opening of the new location in Downtown Sacramento--the office contributed $76,000 to the increased occupancy expense and $37,000 to the increased furniture and equipment expense. The remainder of the furniture and equipment increase is related to the depreciation of technology related equipment purchased by the Company over the past twelve months. Other expense increased $1,134,000 (57.9%). A substantial portion of this increase can be attributed to the Company's decision to create a charitable foundation ($503,000) known as the American River Bankshares Foundation and the benefit payments related to the death of a former Company executive ($82,000), Professional fees (up $120,000) and director expenses (up $147,000). The overhead efficiency (fully taxable equivalent) ratio for the first nine months of 2004 was 56.6% as compared to 53.2% in the same period of 2003.

Provision for Income Taxes

         The effective tax rate for the third quarter and first nine months of 2004 was 40.0% and 35.2%, respectively, versus 39.2% and 39.7%, respectively, for the same two periods of 2003. The decrease in the effective tax rate on a year to date basis is related to the tax-free nature of the above-referenced life insurance proceeds.

Balance Sheet Analysis

         The Company's total assets were $456,677,000 at September 30, 2004 as compared to $397,393,000 at December 31, 2003, representing an increase of 14.9%. The average balances of total assets for the nine months ended September 30, 2004 was $421,836,000 which represents an increase of $66,494,000 or 18.7%
over the $355,342,000 during the nine month period ended September 30, 2003. Total average assets for the third quarter of 2004 were $446,772,000 compared to $365,613,000 during the third quarter of 2003 for an increase of 22.2%.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At September 30, 2004, these categories accounted for approximately 21%, 50%, 1%, 18%, 1%, 4%, 3% and 2%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 22%, 53%, 2%, 14%, 1%, 3%, 3% and 2% at December 31, 2003. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and additional credit extensions to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in balances for commercial ($166,000 or 0.3%), commercial real estate ($4,616,000 or 3.2%), real estate construction ($3,251,000 or 8.7%), lease financing receivable ($888,000 or 9.6%), agriculture ($318,000 or 4.0%) and consumer ($79,000 or 1.3%). The Company experienced a decrease in multi-family real estate ($2,666,000 or 50.3%) and residential real estate ($615,000 or 40.8%) as a result of normal paydowns. Table Five below summarizes the composition of the loan portfolio as of September 30, 2004 and December 31, 2003.

Table Five: Loan and Lease Portfolio Composition
-------------------------------------------------------------------------------
                                                   September 30,   December 31,
(In thousands)                                         2004            2003
-------------------------------------------------------------------------------
Commercial                                         $     57,512    $     57,346
Real estate:
   Commercial                                           146,865         142,249
   Multi-family                                           2,635           5,301
   Construction                                          40,685          37,434
   Residential                                              893           1,508
Lease financing receivable                               10,164           9,276
Agriculture                                               8,345           8,027
Consumer                                                  6,029           5,950
-------------------------------------------------------------------------------
Total loans and leases                                  273,128         267,091
Deferred loan and lease fees, net                          (631)           (678)
Allowance for loan and lease losses                      (4,496)         (3,949)
-------------------------------------------------------------------------------
Total net loans and leases                         $    268,001    $    262,464
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

         In management's judgment, a concentration exists in real estate loans which represented approximately 70.0% of the Company's loan and lease portfolio at September 30, 2004. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans & Leases

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. At September 30, 2004, non-performing loans and leases were 0.04% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $103,000 at September 30, 2004 and $181,000 at December 31, 2003.

         Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2004 and December 31, 2003.

Table Six:  Non-Performing Loans & Leases
-------------------------------------------------------------------------------
                                                    September 30,  December 31,
(In thousands)                                          2004           2003
-------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                       $         --   $          2
   Real estate                                                --             --
   Lease financing receivable                                 18             --
   Consumer and other                                          5             --
-------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                                 --             --
   Real estate                                                --             --
   Lease financing receivable                                 80            179
   Consumer and other                                         --             --
-------------------------------------------------------------------------------
Total non-performing loans & leases                 $        103   $        181
===============================================================================

         There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2004 or December 31, 2003. There were zero and $5,000 in restructured loans as of September 30, 2004 and December 31, 2003, respectively. Management is not aware of any potential problem loans, which were accruing interest at September 30, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Allowance for Loan and Lease Losses Activity

         The Company maintains an allowance for loan and lease losses ("ALLL") to cover potential losses inherent in the loan and lease portfolio, which is based upon management's estimated range of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and recoveries and reduced by charge-offs. Actual losses for loans and leases can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are periodically reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The ALLL totaled $4,496,000 or 1.65% of total loans and leases at September 30, 2004 and $3,949,000 or 1.48% at December 31, 2003. Net charge-offs to average loans and leases were 0.00% (on an annualized basis) for the third quarter of 2004 and ..07% (on an annualized basis) for the nine-month period ended September 30, 2004. Net charge-offs to average loans and leases were 0.21% (on an annualized basis) for the third quarter of 2003 and .13% (on an annualized basis) for the nine-month period ended September 30, 2003.

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

Table Seven: Allowance for Loan and Lease Losses
----------------------------------------------------------------------------------------------------------------
                                                               Three Months                   Nine Months
(In thousands, except for percentages)                            Ended                         Ended
                                                               September 30,                 September 30,
                                                         -------------------------     -------------------------
                                                             2004           2003           2004           2003
----------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                     $  269,515     $  248,646     $  269,909     $  245,561
----------------------------------------------------------------------------------------------------------------

Allowance for possible loan and lease losses at
beginning of period                                      $    4,233     $    3,498     $    3,949     $    3,197

Loans and leases charged off:
   Commercial                                                    --             --             --            (13)
   Real estate                                                   --             --             --             --
   Lease financing receivable                                    (6)          (153)          (207)          (315)
   Consumer                                                      --             (5)            (1)            (8)
----------------------------------------------------------------------------------------------------------------
Total                                                            (6)          (158)          (208)          (336)
----------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously
 charged off:
   Commercial                                                     3             25             57             45
   Real estate                                                   --             --             --             47
   Lease financing receivable                                    --             --              3             --
   Consumer                                                      --             --             --             --
----------------------------------------------------------------------------------------------------------------
Total                                                             3             25             60             92
----------------------------------------------------------------------------------------------------------------
Net loans (charged off)                                          (3)          (133)          (148)          (244)
Additions to allowance charged
  to operating expenses                                         266            252            695            664
----------------------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                                $    4,496     $    3,617     $    4,496     $    3,617
----------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans and leases outstanding (annualized)                     .00%           .21%           .07%           .13%
Provision of allowance for possible
  loan and lease losses to average loans
  and leases outstanding (annualized)                           .39%           .40%           .34%           .36%
Allowance for possible loan and lease losses to loans
  and leases net of deferred fees at end of period             1.65%          1.41%          1.65%          1.41%

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

Other Real Estate

         At September 30, 2004 and December 31, 2003, the Company did not have any other real estate ("ORE") properties.

Deposits

         At September 30, 2004, total deposits were $375,237,000 representing an increase of $52,730,000 (16.4%) from the December 31, 2003 balance of $322,507,000. Noninterest-bearing deposits increased $24,661,000 (24.1%) while interest-bearing deposits increased $28,068,000 (12.7%). Interest checking, money market and savings accounts increased $33,744,000 (22.7%) while time deposits decreased $5,675,000 (7.9%).

Other Borrowed Funds

         Other borrowings outstanding as of September 30, 2004 consist of advances (both long-term and short-term) from the FHLB and overnight borrowings from correspondent banks. The following table summarizes these borrowings (in thousands):

                                             September 30, 2004          December 31, 2003
                                           -----------------------    -----------------------

                                             Amount        Rate         Amount        Rate
                                           --------------------------------------------------

          Short-Term borrowings:
             FHLB advances                 $   36,300         1.74%   $   25,000         1.40%
             Advances from correspondent
                banks                              --           --         9,600         1.44%
                                           --------------------------------------------------

         Total Short-Term borrowings       $   36,300         1.74%   $   34,600         1.41%
                                           --------------------------------------------------

          Long-Term Borrowings:

             FHLB advances                 $    1,902         6.13%   $    1,902         6.13%
                                           --------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during 2004 and 2003 was $45,800,000 and $38,100,000, respectively. There were no advances from correspondent banks at September 30, 2004. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):


                                      Short Term        Long Term

         Amount                       $   36,300        $    1,902
         Maturity                    2004 to 2007          2007
         Average rates                   1.74%             6.13%

         The Company has also been issued a total of $500,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2004 or 2003 and management does not expect to draw upon these lines in the future.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, American River Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At September 30, 2004, shareholders' equity was $39,101,000, representing an increase of $3,644,000 (10.3%) from $35,457,000 at December 31, 2003. The ratio of total risk-based capital to risk adjusted assets was 13.5% at September 30, 2004 compared to 12.9% at December 31, 2003. Tier 1 risk-based capital to risk-adjusted assets was 12.3% at September 30, 2004 and 11.6% at December 31, 2003.

         Table Eight below lists the Company's actual capital ratios at September 30, 2004 and December 31, 2003 as well as the minimum capital ratios for capital adequacy.

Table Eight:  Capital Ratios
--------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets      At September 30,     At December 31,      Minimum Regulatory
                                           2004                2003           Capital Requirements
--------------------------------------------------------------------------------------------------
Leverage ratio                              8.6%                9.0%                  4.00%

Tier 1 Risk-Based Capital                  12.3%               11.6%                  4.00%

Total Risk-Based Capital                   13.5%               12.9%                  8.00%

         On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock. During the first nine months of 2004, the Company repurchased 9,300 shares; during 2003, the Company repurchased 1,500 shares; during 2002, the Company repurchased 65,627 shares and in 2001, the Company repurchased 33,705 shares under the repurchase plan. (See Part II, Item 2, for additional disclosure).

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all their capital adequacy requirements as of September 30, 2004 and December 31, 2003.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $80,135,000 and $72,599,000 at September 30, 2004 and December 31, 2003,
respectively. As a percentage of net loans and leases these off-balance sheet items represent 29.9% and 27.7%, respectively.

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

         Website Access. American River Bankshares maintains a website where certain information about the Company is posted. Through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). These reports are free of charge and can be accessed through the address www.amrb.com by clicking on the SEC Filings link located at that address.

         Proposed Merger Transaction with Bank of Amador. On July 9, 2004, the Company and Jackson, California-based Bank of Amador, announced jointly the signing of an Agreement and Plan of Reorganization and Merger dated July 8, 2004, whereby the Company will acquire Bank of Amador through the merger of Bank of Amador with and into American River Bank. Based upon American River Bankshares' closing price of $20.40 as of July 8, 2004, the transaction is currently valued at approximately $19.50 per share, or $30.5 million for Bank of Amador shareholders. Upon completion of the transaction, Bank of Amador will operate as a division of American River Bank under the name "Bank of Amador, a division of American River Bank." The Board of Directors of both companies unanimously approved the definitive agreement. The transaction is subject to regulatory approvals and the approval by the shareholders of American River Bankshares and Bank of Amador. On September 17, 2004, the Company filed a registration statement of Form S-4 with the SEC that included a description of the proposed merger and the Agreement and Plan of Reorganization and Merger and exhibits thereto. The Form S-4 can be accessed through the Company's website by following the steps referenced above in the "Website Access" section. The transaction is expected to close in the fourth quarter of 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

         Table Nine: Interest Rate Risk Simulation of Net Interest as of September 30, 2004 and December 31, 2003

---------------------------------------------------------------------------------------------------
    (In thousands)                                         $ Change in NII         $ Change in NII
                                                             from Current           from Current
                                                           12 Month Horizon       12 Month Horizon
                                                          September 30, 2004      December 31, 2003
                                                          ------------------      -----------------
             Variation from a constant rate scenario
                             +200bp                           $     566               $     427
                             -200bp                           $    (490)              $    (592)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2004 and 2003.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2004 and December 31, 2003 were approximately $78,138,000 and $1,997,000 and $71,858,000 and $741,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On September 30, 2004, consolidated liquid assets totaled $65.4 million or 14.3% of total assets compared to $56.8 million or 14.3% of total assets on December 31, 2003. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $48,000,000 with correspondent banks. At September 30, 2004, the Company had $48,000,000 available under these credit lines. Additionally, American River Bank is member of the Federal Home Loan Bank (the "FHLB"). At September 30, 2004, American River Bank could have arranged for up to $54,915,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2004, the Company had advances, borrowings and commitments outstanding of $38,536,000, leaving $16,379,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. Due to the falling interest rate environment throughout the last half of 2000 and continuing through the end of 2003, much of the investment portfolio experienced price appreciation, which has resulted in unrealized gains. During the last part of the second half of the second quarter of 2004, the bond market experienced an overall drop in price due to an increase in rates; however, during the third quarter of 2004, interest rates rose in the 3 to 5 year range where the Company holds a great percentage of its investment securities and as a result the investment portfolio maintained a large part of the unrealized gains. These unrealized gains allow the Company the ability to sell these securities should the liquidity needs arise. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank can also pledge securities to borrow from the Federal Reserve Bank of San Francisco and the FHLB. The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends from American River Bank to service its commitments. The Company expects that the cash dividends paid by American River Bank to the Company will be sufficient to meet this payment schedule.

Item 4. Controls and Procedures.

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

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

              None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

--------------------------------------------------------------------------------------------------------------------------
          Period                  (a)                (b)                     (c)                          (d)
                              Total Number      Average Price          Total Number of           Maximum Number (or
                             of Shares (or      Paid Per Share        Shares (or Units)       Approximate Dollar Value)
                                 Units)           (or Unit)         Purchased as Part of      of Shares (or Units) That
                               Purchased                             Publicly Announced          May Yet Be Purchased
                                                                      Plans or Programs       Under the Plans or Programs
--------------------------------------------------------------------------------------------------------------------------
        Month #1
   July 1 through July           None               N/A                     None                    200,646 shares
        31, 2004
        Month #2
     August 1 through            None               N/A                     None                    200,646 shares
     August 31, 2004
        Month #3
   September 1 through           None               N/A                     None                    200,646 shares
   September 30, 2004
--------------------------------------------------------------------------------------------------------------------------
          Total                  None               N/A                     None
--------------------------------------------------------------------------------------------------------------------------

         On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The 200,646 shares reported in the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2004. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason.


Item 3.  Defaults Upon Senior Securities.

              None.

Item 4.  Submission of Matters to a Vote of Security Holders.

              None.

Item 5.  Other Information.

              None

Item 6.  Exhibits.

           Exhibit
           Number                     Document Description
           ------                     --------------------

           (2.1) Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

           (2.2) Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 included as Annex A to the Registrant's Registration Statement on Form S-4 (No. 333-119085) filed with the Commission on September 17, 2004.

           (3.1) Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

           (3.2)      Bylaws, as amended, incorporated by reference from Exhibit
                      3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

           (4.1) Specimen of the Registrant's common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

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

           *(10.10) Registrant's Stock Option Gross-Up Plan and Agreement, as amended, dated May 20, 1998. **

           *(10.11)   Registrant's Deferred Compensation Plan dated May 1,
                      1998. **

           *(10.12)   Registrant's Deferred Fee Plan dated April 1, 1998. **

           *(10.16) American River Bank Employee Severance Policy dated March 18, 1998. **

           *(10.20) Registrant's Incentive Compensation Plan for the Year Ended December 31, 2000, incorporated by reference from
                      Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed with the Commission on November 14, 2000.

           *(10.22) First Amendment dated December 20, 2000, to the Registrant's Deferred Compensation Plan dated May 1, 1998, incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000, filed with the Commission on April 2, 2001.

           *(10.23) Amendment No. 1 to the Registrant's Incentive Compensation Plan, incorporated by reference from Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the Commission on August 14, 2001.

           (10.27) Lease agreement and addendum between North Coast Bank, N.A. and Rosario LLC, each dated September 1, 1998, related to 50 Santa Rosa Avenue, Santa Rosa, California. **

           (10.29) Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

           *(10.30) Employment Agreement between Registrant and David T. Taber dated August 22, 2003, incorporated by reference from
                      Exhibit 10.30 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

           (10.32) Lease agreement between R & R Partners, A California General Partnership and North Coast Bank, N.A., dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 10.32 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

           *(10.33) Salary Continuation Agreement between American River Bank and Mitchell A. Derenzo dated August 22, 2003, incorporated by reference from Exhibit 10.33 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

           *(10.34)   Salary Continuation Agreement between Registrant and David
                      T. Taber dated August 22, 2003, incorporated by reference from Exhibit 10.34 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

           *(10.35) Salary Continuation Agreement between American River Bank and Douglas E. Tow dated August 22, 2003, incorporated by reference from Exhibit 10.35 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

           *(10.36) Registrant's 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

           (10.37) First Amendment dated April 21, 2004, to the lease agreement between American River Bank and 520 Capitol Mall, Inc. dated August 19, 2003, related to 520 Capitol Mall, Suite 100 Sacramento, California, incorporated by reference from Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

           *(10.38)   Registrant's 401(k) Plan dated September 20, 2004.

           (14.1) Registrant's Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

           (21.1) The Registrant's only subsidiaries are American River Bank and American River Financial.

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

     November 9, 2004
     ----------------

                                       By: /s/ DAVID T. TABER
                                           -------------------------------------
                                           David T. Taber
                                           President and Chief Executive Officer


     November 9, 2004                  By: /s/ MITCHELL A. DERENZO
     ----------------                      -------------------------------------
                                           Mitchell A. Derenzo
                                           Executive Vice President and Chief
                                              Financial Officer
                                           (Principal Financial and Accounting
                                              Officer)

                                  EXHIBIT INDEX



 Exhibit Number              Description                                 Page
--------------------------------------------------------------------------------

    10.38         Registrant's 401(k) Plan dated September 20, 2004.      35

    31.1          Certification of Chief Executive Officer pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.       49

    31.2          Certification of Chief Financial Officer pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.       50

    32.1          Certification of American River Bankshares by its
                  Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002.                                                51