Form 10-K
period 2004-12-31
AMERICAN RIVER BANKSHARES
filed 2005-03-18
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended   December 31, 2004
                                            -----------------

[ ] Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

                           Commission File No. 0-31525

                            AMERICAN RIVER BANKSHARES
    -------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $74,731,000

Number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2005

            No par value Common Stock - 5,351,161 shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant's definitive proxy statement for the 2005 annual meeting of shareholders.

                            AMERICAN RIVER BANKSHARES

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2004



Part I.                                                                     Page

   Item 1.     Business                                                       3
   Item 2.     Properties                                                    15
   Item 3.     Legal Proceedings                                             16
   Item 4.     Submission of Matters to a Vote of Security Holders           16

Part II.

   Item 5.     Market for the Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity
               Securities                                                    17
   Item 6.     Selected Financial Data                                       19
   Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           20
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk    41
   Item 8.     Financial Statements and Supplementary Data                   42
   Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           80
   Item 9A.    Controls and Procedures                                       80
   Item 9B.    Other Information                                             80

Part III.

   Item 10.    Directors and Executive Officers of the Registrant            80
   Item 11.    Executive Compensation                                        80
   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    80
   Item 13.    Certain Relationships and Related Transactions                81
   Item 14.    Principal Accounting Fees and Services                        81

Part IV.

   Item 15.    Exhibits and Financial Statement Schedules                    81

Signatures                                                                   85

Exhibit Index                                                                87

      23.1     Consent of Independent Registered Accounting Firm             88
      31.1     Certifications of Chief Executive Officer pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002              89
      31.2     Certifications of the Chief Financial Officer pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002              90
      32.1     Certifications of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                    91

PART I

Item 1. Business.

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

     American River Bankshares (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 1545 River Park Drive, Suite 107, Sacramento, California 95815 and its telephone number is (916) 565-6100.

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

     On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Under terms of the merger agreement, the Company paid $12.7 million in cash (subject to a holdback provision under which $1,362,000 was withheld from distribution to Bank of Amador shareholders upon resolution of a loan in the future) and issued 775,548 shares of its common stock in exchange for all of Bank of Amador's common stock. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices as "Bank of Amador, a division of American River Bank" within its primary service area of Amador County, in the cities of Jackson, Pioneer and Ione. The business combination was accounted for under the purchase method of accounting and accordingly the results of their operations have been included in the consolidated financial statements of the Company since the date of acquisition.

     American River Bank's deposits are insured by the Federal Deposit Insurance Corporation up to applicable legal limits. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment.

     American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994.

     During 2004, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

     The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq National Market under the symbol "AMRB."

     At December 31, 2004, the Company had consolidated assets of $587 million, deposits of $475 million and shareholders' equity of $59 million.

General

     The Company is a community-oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, Napa, Marin, Mendocino, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company's principal source of revenue comes from interest income. Interest income is derived from: (i) interest and fees on loans and leases; (ii) interest on investments (principally government securities); and (iii) interest on Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2004, these sources comprised 80.0%, 19.7%, and 0.3%, respectively, of the Company's interest income.

     American River Bank's deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank's deposits are not concentrated within a single industry or group of related industries.

     As of December 31, 2004 and December 31, 2003, American River Bank held $11,500,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $100,000, which are insured by the FDIC.

     American River Bank competes with approximately 34 other banking or savings institutions in Sacramento County and 25 in Placer County. American River Bank's market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 1.3% and 1.5%, respectively (based upon the most recent information made available by the FDIC through June 30, 2004). North Coast Bank, a division of American River Bank, competes with approximately 20 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Sonoma County was approximately ..8% (based upon the most recent information made available by the FDIC through June 30, 2004). Bank of Amador, a division of American River Bank competes with approximately 7 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Amador County was approximately 19.0% (based upon the most recent information made available by the FDIC through June 30, 2004).

Employees

     At December 31, 2004, the Company and its subsidiaries employed 123 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

     American River Bank is licensed by the California Commissioner of Financial Institutions, its deposits are insured by the FDIC up to the applicable legal limits, and it has chosen not to become a member of the Federal Reserve System. Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the California Commissioner of Financial Institutions and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank's business and condition, including its capital ratios, allowance for possible loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. American River Bankshares and American River Bank are required to file reports with the Board of Governors, the California Commissioner of Financial Institutions, and the FDIC and provide the additional information that the Board of Governors, California Commissioner of Financial Institutions, and FDIC may require.

     American River Bankshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

     The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by American River Bank to affiliates, and (b) on investments by American River Bank in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

     In addition, regulations of the Board of Governors under the Federal Reserve Act require that reserves be maintained by American River Bank in conjunction with any liability of the Company under any obligation (promissory note, acknowledgement of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to American River Bank for use in its banking business, or to maintain the availability of such funds.

Capital Standards

     The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, American River Bankshares and American River Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan and lease loss reserves.

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

     At December 31, 2004, American River Bankshares and American River Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

Prompt Corrective Action

     The Board of Governors and the FDIC have adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDIC Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

     The Federal Financial Institution Examination Counsel ("FFIEC") utilizes the Uniform Financial Institutions Rating System ("UFIRS") commonly referred to as "CAMELS" to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Effective January 1, 2005, bank holding companies such as the Company, will be subject to evaluation and examination under a revised bank holding company rating system. The so-called BOPEC rating system implemented in 1979 was primarily focused on financial condition, consolidated capital and consolidated earnings. The new rating system reflects the change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of nondepository subsidiaries upon depository institution subsidiaries.

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

     Community Reinvestment Act ("CRA") regulations evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. American River Bank has a rating of "satisfactory" for CRA compliance.

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

Competition

Competitive Data

     American River Bank. At June 30, 2004, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 155 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 5 Sacramento area offices, 56 offices in the cities of Healdsburg, Santa Rosa and Windsor, California, where American River Bank has its 3 Sonoma County offices, and 4 offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its 3 Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

     Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank's legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2004, American River Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $9,902,000 on an unsecured basis and $16,504,000 on a fully secured basis based on capital and allowable reserves of $66,017,000.

     American River Bank's business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank's service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

     Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2004, there were 193 operating commercial and savings bank offices in Sacramento County with total deposits of $16,689,476,000. This was an increase of $1,970,849,000 over the June 30, 2003 balances. American River Bank held a total of $216,257,000 in deposits, representing approximately 1.3% of total commercial and savings banks deposits in Sacramento County as of June 30, 2004.

     Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2004, there were 92 operating commercial and savings bank offices in Placer County with total deposits of $4,386,152,000. This was an increase of $575,989,000 over the June 30, 2003 balances. American River Bank held a total of $67,546,000 in deposits, representing approximately 1.5% of total commercial and savings banks deposits in Placer County as of June 30, 2004.

     Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2004, there were 119 operating commercial and savings bank offices in Sonoma County with total deposits of $8,392,341,000. This was an increase of $626,525,000 over the June 30, 2003 balances. American River Bank held a total of $67,597,000 in deposits, representing approximately 0.8% of total commercial and savings banks deposits in Sonoma County as of June 30, 2004.

     Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2004, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $594,147,000. This was an increase of $42,569,000 over the June 30, 2003 balances. American River Bank held a total of $113,009,000 in deposits, representing approximately 19.0% of total commercial and savings banks deposits in Amador County as of June 30, 2004.

     In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the risk-based assessment rate schedule, American River Bank's current capital ratios and levels of deposits, American River Bank anticipates no change in the assessment rate applicable to it during 2005 from that in 2004.

General Competitive Factors

     In order to compete with the major financial institutions in their primary service areas, American River Bank uses to the fullest extent possible the flexibility which is accorded by their community banks status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. They also seek to provide special services and programs for individuals in their primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed their respective lending limits, they seek to arrange for such loans on a participation basis with other financial institutions. They also assist those customers requiring services not offered by either bank to obtain such services from correspondent banks.

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

     Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by a bank to obtain their deposits and other borrowings and the interest rate received by a bank on loans extended to customers and on securities held in a bank's portfolio comprise the major portion of a bank's revenues.

     The interest rate differentials of a bank, and therefore their revenues, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on American River Bank is not predictable.

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

     The federal financial institution agencies, especially the Board of Governors, have taken steps to increase the types of activities in which bank holding companies can engage, and to make it easier to engage in such activities.

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

     Neither American River Bankshares or American River Bank have determined whether or when they may seek to acquire and exercise powers or activities under the GLB Act, and the extent to which competition will change among financial institutions affected by the GLB Act has not yet become clear.

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

     Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as American River Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

     The Company and American River Bank are not currently aware of any account relationships between American River Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. Certain surveillance provisions of the Patriot Act are scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions have been filed by the ACLU and other organizations. It is not clear whether the provisions that are scheduled to expire will expire as scheduled, or be replaced or superseded by alternative provisions. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company's results of operations.

     Certain legislative and regulatory proposals that could affect American River Bankshares and American River Bank and the banking business in general are periodically introduced before the United States Congress, the California State Legislature and Federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject American River Bankshares or American River Bank to increased regulation, disclosure and reporting requirements, competition, and costs of doing business.

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

     o A prohibition on insider trading during pension plan black-out periods.
     o    Disclosure of off-balance sheet transactions.
     o    A prohibition on personal loans to directors and officers.
     o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
     o Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.
     o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.
     o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to be phased-in reducing the filing deadline for Form 10-K reports from 75 days currently (formerly 90 days) after the fiscal year end to 60 days and Form 10-Q reports from 40 days currently (formerly 45 days) after the fiscal quarter end to 35 days, in each case to be effective for the respective reports filed for fiscal years ending on or after December 15, 2005.
     o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.
     o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act including:

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

     The Company's securities are listed on the Nasdaq Stock Market. Consequently, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act, the Company must also comply with revised listing standards applicable to Nasdaq listed companies. Generally, listed companies were required to comply with the revised listing standards by the first annual meeting of shareholders following January 15, 2004. The revised Nasdaq listing standards applicable to the Company include the following:

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

     o The adoption or amendment of any equity compensation arrangement after June 30, 2003, such as a stock option plan, requires shareholder approval, subject to certain exemptions.
     o A code of conduct had to be adopted by May 4, 2004 that (i) complies with the code of ethics requirements of the Act and the Nasdaq Marketplace Rules; (ii) covers all directors, officers and employees;
          (iii) includes an enforcement mechanism; and (iv) permits only the board of directors to grant waivers from or changes to the code of conduct affecting directors and executive officers and requires prompt disclosure thereof on a Form 8-K filing with the Securities and Exchange Commission.

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

     The Check Clearing for the 21st Century Act (commonly referred to as "Check 21") was signed into law in 2003 and became effective on October 28, 2004. The law facilitates check truncation by creating a new negotiable instrument called a "substitute check" which permits banks to truncate original checks, to process check information electronically and to deliver "substitute checks" to banks that want to continue receiving paper checks. Check 21 is intended to reduce the dependence of the check payment system on physical transportation networks (which can be disrupted by terrorist attacks of the type which occurred on September 11, 2001) and to streamline the collection and return process. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by the Act to create "substitute checks." The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results of its operations or its cash flows.

     In addition to legislative changes, the various Federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such regulations may have on American River Bankshares or American River Bank.

Item 2. Properties.

     The Company and American River Bank lease ten and own two of their respective premises. American River Bank's head office is located at 1545 River Park Drive, Suite 107, Sacramento, California, in a modern, five floor building which has offstreet parking for its clients. American River Bank leases premises in the building from EOP-Point West, L.L.C. The lease term is ten years and expires on March 31, 2010. The premises consist of 9,498 square feet on the ground floor.

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

     North Coast Bank, a division of American River Bank, leases premises at 8733 Lakewood Drive, Windsor, California. The office space is leased from R. and
R. Partners. The two-year lease expires on December 31, 2005. The premises consist of 2,200 square feet on the ground floor.

     North Coast Bank, a division of American River Bank, owns premises at 412 Center Street, Healdsburg, California. The premises were purchased June 1, 1993. The purchase price for the land and building was $343,849. The building consists of 2,620 square feet. The land consists of 10,835 square feet.

     North Coast Bank, a division of American River Bank, leases premises at 50 Santa Rosa Avenue, Santa Rosa, California. The office space is leased from HSG Trust. The lease term is ten (10) years and expires on January 31, 2009. The premises consist of 7,072 square feet on the ground floor.

     Bank of Amador, a division of American River Bank, leases premises at 422 Sutter Street, Jackson, California. The office space is leased from the United States Postal Service. The lease term is five (5) years and expires on May 31, 2006. The premises consist of 6,400 square feet on the ground floor and second floor.

     Bank of Amador, a division of American River Bank, leases land at 26675 Tiger Creek Road, Pioneer, California. The Company owns the 2,460 square foot modular building and leases the land from Darrell D. Rice. The land lease term is five (5) years and expires on May 31, 2007.

     Bank of Amador, a division of American River Bank, leases premises at 933 South Highway 49, Jackson, California. The office space is leased from G. Bryovich Development Inc. The lease term is month to month. The premises consist of 2,500 square feet on the ground floor used primarily as a data center for the former Bank of Amador. The Company anticipates vacating the premises in the first quarter of 2005.

     Bank of Amador, a division of American River Bank, owns premises at 66 Main Street, Ione, California. The premises were purchased April 1, 1995. The purchase price for the land and building was $167,500. The building consists of 2,576 square feet. The land consists of 9,700 square feet.

     Bank of Amador, a division of American River Bank, leases the parking lot at 276 North Main Street, Jackson, California. The parking lot is leased from Wilhelmina Petkovich. The lease term is three (3) years and expires on December 31, 2007.

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


Item 3. Legal Proceedings.

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


Item 4. Submission of Matters to a Vote of Security Holders.

     The following are the voting results of the registrant's special meeting of the shareholders held on November 23, 2004:

     PROPOSAL NO. 1: On the proposal to approve the Agreement and Plan of Reorganization and Merger, dated as of July 8, 2004, among American River Bankshares, American River Bank, and Bank of Amador, and the transactions contemplated by the Agreement and Plan of Reorganization and Merger, including the merger of Bank of Amador into American River Bank:

     FOR:                                  2,705,076
     AGAINST:                                 13,037
     ABSTAINED:                               12,538

     PROPOSAL NO. 2: On the proposal to approve the adjournment of the special meeting for any permitted purpose, including, if necessary, to solicit additional proxies in the event that there are not sufficient votes required to approve the merger as of the date of the special meeting:

     FOR:                                  2,683,376
     AGAINST:                                 14,277
     ABSTAINED:                               32,998

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     The Company's common stock began trading on the NASDAQ National Stock Market ("NASDAQ") under the symbol "AMRB" on October 26, 2000. The following table shows the high and the low prices for the common stock, for each quarter, as reported by NASDAQ. The prices have been adjusted to reflect a 5% stock dividend declared in 2004 and the three for two stock split distributed in 2003.

                ==============================================
                  2004                      High          Low
                ----------------------------------------------
                First quarter              $20.00       $18.10
                Second quarter              21.19        18.93
                Third quarter               22.27        18.57
                Fourth quarter              22.86        20.38

                  2003                      High          Low
                ----------------------------------------------
                First quarter              $15.17       $13.45
                Second quarter              16.35        13.88
                Third quarter               21.81        14.62
                Fourth quarter              22.52        16.43
                ==============================================

     The closing price for the Company's common stock on March 15, 2005 was $21.55.

Holders

     As of March 5, 2005, there were approximately 2,322 shareholders of record of the Company's common stock.

Dividends

     The Company has paid quarterly cash dividends on its common stock since the first quarter of 2004; prior to that, the Company paid cash dividends twice a year since 1992. It is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. In 2004 and 2003, the Company declared cash dividends in the amount of $.44 and $.28 per common share. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

     As of December 31, 2004, American River Bank had $2.2 million in retained earnings available for dividend payments to the Company, which in turn could be paid out to shareholders of the Company.


Stock Repurchases

     On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The 225,057 shares reported in the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2004. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter and the maximum amount available to repurchase under the repurchase plan.

-----------------------------------------------------------------------------------------------------------------------
          Period                 (a)               (b)                   (c)                          (d)
                           Total Number of    Average Price     Total Number of Shares  Maximum Number (or Approximate
                              Shares (or      Paid Per Share   (or Units) Purchased as    Dollar Value) of Shares (or
                           Units) Purchased     (or Unit)          Part of Publicly         Units) That May Yet Be
                                                                  Announced Plans or     Purchased Under the Plans or
                                                                       Programs                    Programs
-----------------------------------------------------------------------------------------------------------------------
         Month #1
     October 1 through           None              N/A                   None                   225,057 shares
     October 31, 2004
         Month #2
    November 1 through           None              N/A                   None                   225,057 shares
    November 30, 2004
         Month #3
    December 1 through           None              N/A                   None                   225,057 shares
    December 31, 2004
-----------------------------------------------------------------------------------------------------------------------
          Total                  None              N/A                   None
-----------------------------------------------------------------------------------------------------------------------

     There were no repurchases of the Company's common stock during the fourth quarter of 2004. During 2004, the Company repurchased 9,765 shares; during 2003, the Company repurchased 1,575 shares and in 2002, the Company repurchased 68,908 shares under the repurchase plan.

Item 6. Selected Financial Data.

FINANCIAL SUMMARY

     The following table presents certain consolidated financial information concerning the business of the Company and its subsidiaries. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report.

As of and for the Years Ended December 31,
(In thousands, except per share amounts and ratios)

                                                     2004          2003          2002          2001          2000
STATEMENT OF OPERATIONS DATA
Net interest income                               $   19,418    $   16,866    $   15,073    $   14,577    $   13,585
Provision for loan and lease losses                      895           946           644           791           672
Other income                                           2,395         2,253         2,323         2,365         2,183
Other expenses                                        11,713        10,372         9,389         9,502         9,329
Income before income taxes                             9,205         7,801         7,363         6,649         5,767
Income taxes                                           3,378         3,060         2,904         2,612         2,221
Net income                                        $    5,827    $    4,741    $    4,459    $    4,037    $    3,546
Earnings per share - basic                        $     1.30    $     1.13    $     1.07    $     0.96    $     0.86
Earnings per share - diluted                            1.24          1.05          1.00          0.91          0.82
Cash dividends per share                                0.44          0.28          0.22          0.16          0.14

Book value per share                                   11.10          8.33          7.67          6.71          5.87
Tangible book value per share                           7.65          8.31          7.65          6.69          5.84

BALANCE SHEET DATA:
Balance sheet totals-end of period:
   Assets                                         $  586,666    $  397,393    $  342,563    $  286,559    $  284,126
   Loans and leases, net                             352,467       262,464       229,008       195,026       200,658
   Deposits                                          475,387       322,507       275,796       254,888       239,312
   Shareholders' equity                               58,990        35,457        31,726        27,942        24,413
Average balance sheet amounts:
   Assets                                         $  439,012    $  363,175    $  309,574    $  279,049    $  259,315
   Loans and leases                                  277,647       248,342       209,133       202,624       175,134
   Earning assets                                    400,265       333,800       280,623       255,904       238,837
   Deposits                                          357,420       279,883       263,323       246,960       230,822
   Shareholders' equity                               39,163        33,461        29,509        26,316        22,258

SELECTED RATIOS:
For the year:
    Return on average equity                           14.88%        14.17%        15.11%        15.34%        15.93%
    Return on average assets                            1.33%         1.31%         1.44%         1.45%         1.37%
    Efficiency ratio *                                 53.25%        53.77%        53.47%        55.57%        58.59%
    Net interest margin *                               4.90%         5.10%         5.43%         5.76%         5.75%
    Net chargeoffs to average loans & leases            0.08%         0.08%         0.03%         0.31%         0.14%
At December 31:
    Average equity to average assets                    8.92%         9.21%         9.53%         9.43%         8.58%
    Leverage capital ratio                              8.35%         8.96%         8.93%         9.49%         8.78%
    Allowance for loan and leases losses to             1.54%         1.48%         1.38%         1.32%         1.21%
      total loans and leases

* fully taxable equivalent

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is American River Bankshares management's discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2004, 2003, and 2002.

Introduction

     In addition to the historical information contained herein, this Annual Report contains certain forward-looking statements. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets; return on assets; loan and lease losses; expenses; changes in the interest rate environment including interest rates charged on loans, earned on securities investments, and paid on deposits; competition effects; fee and other noninterest income earned; general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; changes in the regulatory environment; changes in business conditions and inflation; changes in securities markets; data processing problems; a decline in real estate values in the Company's market area; the effects of terrorism; the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies; as well as other factors. This entire Report and the Company's audited financial statements and notes thereto should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

Critical Accounting Policies

General

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss data, peer group experience and the economic environment as factors, among others, in determining the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan and Lease Losses

     The allowance for loan and lease losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

     The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk or loss events occur. The analysis of the allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since our analysis of risk and loss potential is updated regularly, the errors that might otherwise occur are mitigated. The use of factors and ranges is inherently subjective and our actual losses could be greater or less than the estimates. The Company's goal is to maintain an allowance for loan and lease losses that is between the lower and upper ranges as described above. If the allowance for loan and lease losses falls below the lower range of adequate reserves (by reason of loan and lease growth, actual losses, the effect of changes in risk ratings, or some combination of these factors), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short term, so that it would again fall within the lower and upper acceptable ranges. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses Activity" discussion later in this Item 7.

Stock-Based Compensation

     The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since the Company's stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense is recognized in the financial statements unless the options are modified after the grant date.

     In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Management believes that the effect of FAS 123 (R) will be consistent with its pro forma disclosures included in Note 2 to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and forfeiture rates and the risk-free interest rate.

Goodwill

     Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company will perform an evaluation of the goodwill, recorded as a result of the Bank of Amador acquisition, in the fourth quarter of 2005. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

Overview

     The Company recorded its 84th consecutive profitable quarter for the quarter ended December 31, 2004. Net income in 2004 increased 22.9% to $5,827,000 versus $4,741,000 in 2003. Diluted earnings per share for 2004 and 2003 were $1.24 and $1.05, respectively. For 2004, the Company realized a return on average equity of 14.9% and a return on average assets of 1.33%, as compared to 14.2% and 1.31% for 2003. On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Under terms of the merger agreement, the Company paid $12.7 million in cash (subject to a holdback provision under which $1,362,000 was withheld from distribution to Bank of Amador shareholders upon resolution of a loan in the future) and issued 775,548 shares of its common stock in exchange for all of Bank of Amador's common stock. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices as "Bank of Amador, a division of American River Bank" within its primary service areas of Amador County, in the communities of Jackson, Pioneer and Ione. The business combination was accounted for under the purchase method of accounting and accordingly the results of their operations have been included in the consolidated financial statements of the Company since the date of acquisition. The terms of the business combination and the estimated fair value of the assets acquired and the liabilities assumed are included in Note 3 to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data.

     Net income for 2003 was $282,000 (6.3%) higher than the $4,459,000 recorded in 2002. Diluted earnings per share in 2002 were $1.00, return on average assets was 1.44% and return on average equity was 15.1%. All share and per share data for 2004, 2003 and 2002 have been adjusted for a three for two stock split distributed on October 31, 2003 and 5 percent stock dividends distributed on January 28, 2005 and October 18, 2002.

Table One below provides a summary of the components of net income for the years indicated:

Table One: Components of Net Income
--------------------------------------------------------------------------------
       For the twelve months ended:

(In thousands, except percentages)      2004            2003            2002
                                        ----            ----            ----

Net interest income*                 $  19,602       $  17,035       $  15,235
Provision for loan losses                 (895)           (946)           (644)
Noninterest income                       2,395           2,253           2,323
Noninterest expense                    (11,713)        (10,372)         (9,389)
Provision for income taxes              (3,378)         (3,060)         (2,904)
Tax equivalent adjustment                 (184)           (169)           (162)
                                     ---------       ---------       ---------

Net income                           $   5,827       $   4,741       $   4,459
                                     =========       =========       =========

--------------------------------------------------------------------------------
Average total assets                 $ 439,012       $ 363,175       $ 309,574
Net income as a percentage
  of average total assets                 1.33%           1.31%           1.44%

--------------------------------------------------------------------------------
* Fully taxable equivalent basis (FTE)

During 2004, total assets of the Company increased $189,273,000 (47.6%) to a total of $586,666,000 at year-end. At December 31, 2004, net loans totaled $352,467,000, up $90,003,000 (34.3%) from the ending balances on December 31,
2003. Deposit growth for the year was 47.4% resulting in ending deposit balances of $475,387,000. The Company ended 2004 with a Tier 1 capital ratio of 9.6% and a total risk-based capital ratio of 10.9%.

Results of Operations

Net Interest Income and Net Interest Margin

     Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

     The Company's fully taxable equivalent net interest margin was 4.90% in 2004 and 5.10% in 2003. The fully taxable equivalent net interest margin in dollars was up $2,567,000 (15.1%) in 2004 over 2003.

     The fully taxable equivalent interest income component increased from $19,937,000 in 2003 to $22,820,000 in 2004, representing a 14.5% increase. The increase in the fully taxable equivalent interest income for 2004 compared to the same period in 2003 is broken down by rate (down $562,000) and volume (up $3,445,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 and 2002 in response to the Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. Recent increases by the FRB have resulted in five 25 basis point increases since June 2004; however, these recent increases have had only a minor effect. The overall lower interest rate environment over the past three years has resulted in a 27 basis point drop in the yield on average earning assets from 5.97% for 2003 to 5.70% for 2004. The volume increase was the result of a 19.9% increase in average earning assets. Average loan balances were up $29,305,000 (11.8%) in 2004 over the balances in 2003, while average investment securities balances were up $39,566,000 (52.7%). The increase in average loans is the result of a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market. The increase in investment securities is primarily due to the Company investing its excess funds in investment securities. The excess funds were created by an increase in deposit balances and other borrowings. The Bank of Amador acquisition occurred late in 2004 and had a minimal impact on the average balances during 2004.

     The fully taxable equivalent interest income component increased from $18,747,000 in 2002 to $19,937,000 in 2003, representing a 6.3% increase. The increase in the fully taxable equivalent interest income for 2003 compared to the same period in 2002 is broken down by rate (down $2,371,000) and volume (up $3,561,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 and 2002 in response to the FRB decreases in the Federal funds and Discount rates. Although there was only one FRB rate decrease in 2003, the effects of thirteen such rate decreases by the FRB since January 1, 2001, resulted in a 71 basis point drop in the yield on average earning assets from 6.68% for 2002 to 5.97% for 2003. The volume increase was the result of an 18.9% increase in average earning assets. Average loan balances were up $39,209,000 (18.7%) in 2003 over the balances in 2002, while average investment securities balances were up $15,056,000 (25.1%). The increase in average loans is the result of a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market in addition to the purchase of a pool of loans in the amount of $10,664,000 from a competing financial institution.

     Interest expense increased $316,000 (10.9%) in 2004 compared to 2003. The average balances on interest bearing liabilities were $45,734,000 (19.4%) higher in 2004 versus 2003. The higher balances accounted for a $452,000 increase in interest expense. The higher balances were due to internal growth of average interest bearing deposits ($33,991,000) and an increase in other borrowings ($11,743,000). The decrease in rates paid on interest bearing liabilities partially offset the increased expense due to the volume growth. The decrease in rates paid on interest bearing liabilities was a result of the lower interest rate environment over the past three years; although these rates have been increasing over the past few months, the rates paid on interest bearing liabilities decreased nine basis points on a year-over-year basis and accounted for a decrease in interest expense of $136,000 for the period.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                                  2004                                          2003
                                      -------------------------------------------    -----------------------------------------
(Taxable Equivalent Basis)                Avg                             Avg            Avg                           Avg
(In thousands, except                   Balance        Interest          Yield         Balance       Interest         Yield
  percentages)                        -----------     -----------     -----------    -----------    -----------    -----------
Assets:
Earning assets
  Loans and leases (1)                $   277,647     $    18,115            6.52%   $   248,342    $    16,744           6.74%
  Taxable investment
     securities                           101,728           3,751            3.69%        64,159          2,312           3.60%
  Tax-exempt investment
     securities (2)                        12,324             713            5.79%        10,519            637           6.06%
  Corporate stock                             568              40            7.04%           376             28           7.45%
  Federal funds sold                        2,711              67            2.47%         5,595             48           0.86%
  Investments in time
     deposits                               5,287             134            2.53%         4,809            168           3.49%
                                      -----------     -----------                    -----------    -----------
Total earning assets                      400,265          22,820            5.70%       333,800         19,937           5.97%
                                                      -----------                                   -----------
Cash & due from banks                      30,263                                         24,914
Other assets                               12,836                                          7,993
Allowance for loan & lease
  losses                                   (4,352)                                        (3,532)
                                      -----------                                    -----------
                                      $   439,012                                    $   363,175
                                      ===========                                    ===========

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  NOW & MMDA                          $   146,041           1,099            0.75%   $   120,772            912           0.76%
  Savings                                  24,527              56            0.23%        16,714             35           0.21%
  Time deposits                            72,987           1,356            1.86%        72,078          1,443           2.00%
  Other borrowings                         38,223             707            1.85%        26,480            512           1.93%
                                      -----------     -----------                    -----------    -----------
Total interest bearing
  Liabilities                             281,778           3,218            1.14%       236,044          2,902           1.23%
                                                      -----------                                   -----------
Demand deposits                           113,865                                         90,685
Other liabilities                           4,206                                          2,985
                                      -----------                                    -----------
Total liabilities                         399,849                                        329,714
Shareholders' equity                       39,163                                         33,461
                                      -----------                                    -----------
                                      $   439,012                                    $   363,175
                                      ===========                                    ===========
Net interest income &
  margin (3)                                          $    19,602            4.90%                  $    17,035           5.10%
                                                      ===========     ===========                   ===========    ===========

Year Ended December 31,                                 2002
                                      ----------------------------------------
(Taxable Equivalent Basis)                Avg                          Avg
(In thousands, except                   Balance       Interest        Yield
  percentages)                        -----------    -----------   -----------
Assets:
Earning assets
  Loans and leases (1)                $   209,133    $    15,400          7.36%
  Taxable investment
     securities                            49,875          2,359          4.73%
  Tax-exempt investment
     securities (2)                         9,803            616          6.28%
  Corporate stock                             320             25          7.81%
  Federal funds sold                        5,488             80          1.46%
  Investments in time
     deposits                               6,004            267          4.45%
                                      -----------    -----------
Total earning assets                      280,623         18,747          6.68%
                                                     -----------
Cash & due from banks                      21,149
Other assets                               10,729
Allowance for loan & lease
  losses                                  (2,927))
                                      -----------
                                      $   309,574
                                      ===========

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  NOW & MMDA                          $   100,406            939          0.94%
  Savings                                  13,918             51          0.37%
  Time deposits                            73,620          2,178          2.96%
  Other borrowings                         14,124            344          2.44%
                                      -----------    -----------
Total interest bearing
  Liabilities                             202,068          3,512          1.74%
                                                     -----------
Demand deposits                            75,379
Other liabilities                           2,618
                                      -----------
Total liabilities                         280,065
Shareholders' equity                       29,509
                                      -----------
                                      $   309,574
                                      ===========
Net interest income &
  margin (3)                                         $    15,235          5.43%
                                                     ===========   ===========

(1) Loan and lease interest includes loan and lease fees of $741,000, $814,000 and $545,000 in 2004, 2003 and 2002, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
---------------------------------------------------------------------------------------
Year ended December 31, 2004 over 2003 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                         Volume        Rate (4)      Net Change
                                              -----------    -----------    -----------
   Net loans and leases (1)(2)                $     1,976    $      (605)   $     1,371
   Taxable investment securities                    1,354             85          1,439
   Tax-exempt investment securities (3)               109            (33)            76
   Corporate stock                                     14             (2)            12
   Federal funds sold & other                         (25)            44             19
   Investment in time deposits                         17            (51)           (34)
                                              -----------    -----------    -----------
     Total                                          3,445           (562)         2,883
                                              -----------    -----------    -----------

Interest-bearing liabilities:
   Demand deposits                                    191             (4)           187
   Savings deposits                                    16              5             21
   Time deposits                                       18           (105)           (87)
   Other borrowings                                   227            (32)           195
                                              -----------    -----------    -----------
     Total                                            452           (136)           316
                                              -----------    -----------    -----------
Interest differential                         $     2,993    $      (426)   $     2,567
                                              ===========    ===========    ===========

Year Ended December 31, 2003 over 2002 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                         Volume        Rate (4)      Net Change
                                              -----------    -----------    -----------
   Net loans and leases (1)(2)                $     2,887    $    (1,543)   $     1,344
   Taxable investment securities                      676           (723)           (47)
   Tax-exempt investment securities (3)                45            (24)            21
   Corporate stock                                      4             (1)             3
   Federal funds sold & other                           2            (34)           (32)
   Investment in time deposits                        (53)           (46)           (99)
                                              -----------    -----------    -----------
     Total                                          3,561         (2,371)         1,190
                                              -----------    -----------    -----------

Interest-bearing liabilities:
   Demand deposits                                    190           (217)           (27)
   Savings deposits                                    10            (26)           (16)
   Time deposits                                      (46)          (689)          (735)
   Other borrowings                                   301           (133)           168
                                              -----------    -----------    -----------
     Total                                            455         (1,065)          (610)
                                              -----------    -----------    -----------
Interest differential                         $     3,106    $    (1,306)   $     1,800
                                              ===========    ===========    ===========

(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans and leases.
(2) Loan and lease fees of $741,000, $814,000 and $545,000 for the years ended December 31, 2004, 2003 and 2002, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

     The Company provided $895,000 for loan and lease losses in 2004 as compared to $946,000 for 2003. Net loan charge-offs for 2004 were $209,000 as compared to $194,000 in 2003. In both 2004 and 2003, net loan charge-offs as a percentage of average loans outstanding were .08%. In 2002, the Company provided $644,000 for loan and lease losses and net charge-offs were $61,000. For further information please see the Allowance for Loan and Lease Losses Activity.

Service Charges and Fees and Other Income

     Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
---------------------------------------------------------------------------------------------
                                                               Year Ended December 31,
                                                         ------------------------------------
                                                            2004         2003         2002
                                                         ----------   ----------   ----------
     Service charges on deposit accounts                 $      551   $      534   $      563
     Gain on life insurance death benefit                       553            -            -
     Accounts receivable servicing fees                         316          247          294
     Merchant fee income                                        393          357          344
     Fees from lease brokerage services                           9          381          459
     Income from residential lending division                   187          366          278
     Gain on sale of available-for-sale securities                -           33            -
     Other                                                      386          335          385
                                                         ----------   ----------   ----------
                                                         $    2,395   $    2,253   $    2,323
                                                         ==========   ==========   ==========

     Noninterest income was up $142,000 (6.3%) to $2,395,000 in 2004 from the 2003 level. Much of this increase ($553,000) represents the tax-free net proceeds from a life insurance policy the Company received in June of 2004 as a result of the death of a former executive officer. Without the life insurance proceeds, noninterest income would have shown a decrease of $411,000. The decrease in noninterest income can be attributed to decreases in fees from lease brokerage services (down $372,000 or 97.6%) and a decrease in residential lending fee income (down $179,000 or 48.9%). The decrease in lease brokerage services resulted from the majority of originated leases being recorded during 2004 on the books of the Company as opposed to receiving fee income for brokering the leases to outside funding sources. In addition, overall lease volume decreased (from $5,940,000 in 2003 to $4,967,000 in 2004) as a result of the change from a nationwide lessor to a lessor that does business in California counties located near American River Bank branch locations. The residential lending division experienced a decrease in loan volume as a result of a slight increase in mortgage rates, which caused the number of refinances to decrease.

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

Salaries and Benefits

     Salaries and benefits, which include commissions, were $6,048,000 (down $185,000 or 3.0%) for 2004 as compared to $6,223,000 in 2003. The decrease is primarily the result of lower incentive accruals ($156,000 or 18.5%) and lower commissions paid in the Residential Lending Division. The lower incentive accrual relates to an adjustment in the incentive program by reducing the overall percentage available to employees. The decreased commissions in the Residential Lending Division is directly related to the drop in fees generated. At the end of 2004, the full-time equivalent staff was 123, up twenty-one from the 101 at the end of 2003. Much of the increase in the number of employees came as a result of the acquisition of Bank of Amador in December 2004 and did not have a material impact on overall salary and benefit expense.

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

Occupancy, Furniture and Equipment

     Occupancy expense increased $136,000 (16.6%) during 2004 to $953,000, up from $817,000 in 2003. The majority of the increase relates to the cost associated with the new banking office in Downtown Sacramento ($114,000) located at 520 Capitol Mall, Suite 100, Sacramento, CA 95814 and annual rent increases on the Company's leased facilities. Furniture and equipment expense was $752,000 in 2004 compared to $653,000 in 2003, representing a $99,000 (15.2%) increase. The majority of the increase in furniture and equipment expense relates to the new banking office ($51,000) and higher maintenance and repair costs associated with technology related equipment ($44,000).

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

Other Expenses

     Other expenses were $3,960,000 (up $1,291,000 or 48.4%) for 2004 as compared to $2,669,000 for 2003. Professional fees increased $143,000 (42.7%) from $335,000 during 2003 to $478,000 in 2004. Professional fees, which includes accounting, legal and other professional services, was up primarily due to retainer fees paid to a deposit gathering relationship established in 2004 ($172,000). Donations were $527,000 (up $501,000) for 2004 compared to $26,000 in 2003. The increase in donations results from the Company's decision to create and fund a charitable foundation ($503,000) known as the American River Bankshares Foundation. Director's expenses increased from $353,000 (up $165,000 or 46.7%) in 2003 to $518,000 in 2004. The increase in director fees relates to higher amounts accrued under the Gross-Up Plan (the "Plan"). The Plan compensates for the tax effects of the exercise of nonstatutory stock options. The Plan named certain non-employee Directors as participants and applies only to those options granted on August 25, 1995. The Plan encourages participating optionees to retain shares acquired through the exercise of nonstatutory stock options by the Company paying to the participating optionee an amount equal to the taxable income resulting from an exercise of a nonstatutory stock option multiplied by the Company's effective tax rate, subject to the optionee's agreement to hold the shares acquired for a minimum of one (1) year. Other operating expenses increased from $946,000 (up $278,000 or 29.4%) to $1,224,000 in 2004. These increases related to the benefit payments related to the death of a former Company executive ($82,000), and normal expenses related to the overall growth of the Company. The overhead efficiency ratio on a taxable equivalent basis for 2004 was 53.3% as compared to 53.8% in 2003.

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

Provision for Taxes

     The effective tax rate on income was 36.7%, 39.2% and 39.4% in 2004, 2003 and 2002, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense (net of federal tax effect) of $589,000, $538,000 and $501,000 in these years. Tax-exempt income of $537,000,
$475,000 and $460,000 from investment securities in these years helped to reduce the effective tax rate. The 2004 effective tax rate was further reduced by tax exempt income of $553,000 from the proceeds from a life insurance policy.

Balance Sheet Analysis

     The Company's total assets were $586,666,000 at December 31, 2004 as compared to $397,393,000 at December 31, 2003, representing an increase of 47.6%. Approximately $143,000,000 of the increase is attributable to the Bank of Amador acquisition in December 2004. The average balances of total assets during 2004 were $439,012,000 which represents an increase of $75,837,000 (20.9%) over the December 31, 2003 total of $363,175,000.

Loans and Leases

     The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At December 31, 2004, these categories accounted for approximately 19%, 46%, 1%, 25%, 1%, 3%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 22%, 53%, 2%, 14%, 1%, 3%, 3% and 2% at December 31, 2003, with the exception of an increase in the percentage of real estate construction mainly due to the Bank of Amador acquisition. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts, credit extensions expanded to existing borrowers, and loans acquired from Bank of Amador, offset by normal loan and lease paydowns and payoffs, resulted in net increases in balances for commercial ($9,518,000 or 16.6%), commercial real estate ($24,014,000 or 16.9%), real estate construction ($52,728,000 or 140.9%), residential real estate ($3,728,000 or 247.2%), lease financing receivable ($718,000 or 7.7%), agriculture ($225,000 or 2.8%) and consumer loans ($3,467,000 or 55.3%). Despite the new borrowers, the Company experienced a decrease in multi-family real estate ($2,641,000 or 49.8%), as a result of normal paydowns. The majority of the loans acquired from Bank of Amador fell into the real estate construction ($47,659,000) and residential real estate ($4,441,000) portfolios. Table Five below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Five: Loan and Lease Portfolio Composition
---------------------------------------------------------------------------------------------
                                                         December 31,
                                -------------------------------------------------------------
(dollars in thousands)             2004         2003         2002         2001         2000
---------------------------------------------------------------------------------------------
Commercial                      $  66,864    $  57,346    $  49,231    $  43,619    $  52,726
Real estate:
    Commercial                    166,263      142,249      119,977       99,355       96,840
    Multi-family                    2,660        5,301        7,573          803          550
    Construction                   90,162       37,434       32,385       30,821       27,182
    Residential                     5,236        1,508        1,661        3,119        8,085
Agriculture                         8,252        8,027        8,824       10,251       10,764
Consumer                            9,417        5,950        6,371        7,598        6,413
Lease financing receivable          9,994        9,276        6,766        2,499        1,150
---------------------------------------------------------------------------------------------
                                  358,848      267,091      232,788      198,065      203,710
Deferred loan fees, net              (885)        (678)        (583)        (425)        (598)
Allowance for loan and
    lease losses                   (5,496)      (3,949)      (3,197)      (2,614)      (2,454)
---------------------------------------------------------------------------------------------
Total net loans and leases      $ 352,467    $ 262,464    $ 229,008    $ 195,026    $ 200,658
=============================================================================================

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

     Average net loans and leases in 2004 were $277,647,000 which represents an increase of $29,305,000 (11.8%) over the average in 2003. Average net loans and leases in 2003 were $248,342,000 which represents an increase of $39,209,000 (18.7%) over the average in 2002. Loan growth in 2003 and 2002 resulted from a favorable economy in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers.

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

     Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank's business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base, in Sonoma County, through North Coast Bank, a division of American River Bank, whose business is focused on businesses within the three communities in which it has offices (Santa Rosa, Windsor, and Healdsburg) and in Amador County, through Bank of Amador, a division of American River Bank, whose business is focused on businesses and consumers within the three communities in which it has offices (Jackson, Pioneer, and Ione) as well as a diversified residential construction loan business in numerous Northern California counties. The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming.

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

     In management's judgment, a concentration exists in real estate loans which represented approximately 73.6% of the Company's loan and lease portfolio at December 31, 2004. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

     Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

     The recorded investments in loans and leases that were considered to be impaired totaled $247,000 and $181,000 at December 31, 2004 and 2003, respectively. The related allowance for losses for these loans and leases at December 31, 2004 and December 31, 2003 was $62,000 and $59,000, respectively. Management believes that the allowance allocations are adequate for the inherent risk of those loans and leases. The average recorded investment in impaired loans and leases for the years ended December 31, 2004, 2003 and 2002 was $124,000, $148,000 and $472,000, respectively.

     Interest due but excluded from interest income on nonaccrual loans and leases was not material during 2004, 2003 and 2002. In 2004, 2003 and 2002, interest income recognized from payments received on nonaccrual loans and leases was also not material.

     Table Six below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more as of year-end for the past five years.

Table Six: Non-Performing Loans and Leases
--------------------------------------------------------------------------------------------
                                                                 December 31,
                                                  ------------------------------------------
(dollars in thousands)                              2004    2003     2002     2001     2000
--------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Commercial                                     $    -   $    2   $    2   $    -   $    -
   Real estate                                         -        -        -        -        -
   Lease financing receivable                         11        -        -        -        -
   Consumer and other                                  -        -        -        -        -
--------------------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                         52        -       42      534      225
   Real estate                                       113        -      160      314      449
   Lease financing receivable                         71      179        -        -        -
   Consumer and other                                  -        -        2        8        -
--------------------------------------------------------------------------------------------
Total non-performing loans and leases             $  247   $  181   $  206   $  856   $  674
============================================================================================

     There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2004. Management is not aware of any potential problem loans or leases, which were accruing and current at December 31, 2003 or 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

     The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management's judgment after consideration of numerous factors including but not limited to: (i) local and regional economic conditions, (ii) borrowers' financial condition, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans and leases which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses. The Company uses this same methodology to evaluate the loans acquired from the Bank of Amador acquisition.

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

     The allowance for loan and lease losses totaled $5,496,000 or 1.54% of total loans and leases at December 31, 2004, $3,949,000 or 1.48% of total loans and leases at December 31, 2003, and $3,197,000 or 1.38% at December 31, 2002.

     Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Seven: Allowance for Loan and Lease Losses
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for percentages)
                                                                                   Year Ended December 31,
                                                             ------------------------------------------------------------------
                                                                 2004          2003          2002         2001          2000
-------------------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                         $  277,647    $  248,342    $  209,133    $  202,624    $  175,134
-------------------------------------------------------------------------------------------------------------------------------

Allowance for possible loan & lease
losses at beginning of period                                $    3,949    $    3,197    $    2,614    $    2,454    $    2,062

Loans and leases charged off:
   Commercial                                                         -            13            44           556           265
   Real estate                                                        -             -            59            85             -
   Consumer                                                           1             8            48            13             1
   Lease financing receivable                                       268           333             -            57             -
-------------------------------------------------------------------------------------------------------------------------------
Total                                                               269           354           151           711           266
-------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off:
   Commercial                                                        57           113             1             9            23
   Real estate                                                        -            47            85             -             -
   Consumer                                                           3             -             4             -             4
   Lease financing receivable                                         -             -             -            71             -
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                60           160            90            80            27
-------------------------------------------------------------------------------------------------------------------------------
Net loans and leases charged off                                    209           194            61           631           239
Amount transferred for accounts
  receivable servicing valuation
  reserve                                                             -             -             -             -           (41)
Allowance acquired in merger                                        861             -             -             -             -
Additions to allowance charged
  to operating expenses                                             895           946           644           791           672
-------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan and
  lease losses at end of period                              $    5,496    $    3,949    $    3,197    $    2,614    $    2,454
Ratio of net charge-offs to average
  loans and leases outstanding                                      .08%          .08%          .03%          .31%          .14%
Provision for possible loan and lease losses to
  average loans and leases outstanding                              .32%          .38%          .31%          .39%          .38%
Allowance for possible loan and lease losses to
  loans and leases, net of deferred fees, at end
  of period                                                        1.54%         1.48%         1.38%         1.32%         1.21%

     As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management's conclusion as to future allowance levels. Table Eight below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2004. The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Table Eight:  Allowance for Loan and Lease Losses by Loan Category
----------------------------------------------------------------------------------------------------------------
(in thousands,
except percentages)                   December 31, 2004        December 31, 2003          December 31, 2002
----------------------------------------------------------------------------------------------------------------
                                           Percent of loans          Percent of loans           Percent of loans
                                           in each category          in each category           in each category
                                   Amount   to total loans   Amount   to total loans    Amount   to total loans
----------------------------------------------------------------------------------------------------------------
Commercial                      $    1,028         18.6%   $      865         21.5%   $      660         21.1%
Real estate                          3,825         73.7%        2,579         69.8%        2,173         69.5%
Agriculture                            110          2.3%          201          3.0%          116          3.8%
Consumer                               220          2.6%           91          2.2%          152          2.9%
Lease financing receivable             313          2.8%          213          3.5%           96          2.7%
----------------------------------------------------------------------------------------------------------------
Total allocated                 $    5,496        100.0%   $    3,949        100.0%   $    3,197        100.0%
----------------------------------------------------------------------------------------------------------------

                                      December 31, 2001        December 31, 2002
-------------------------------------------------------------------------------------
                                           Percent of loans          Percent of loans
                                           in each category          in each category
                                   Amount   to total loans   Amount   to total loans
-------------------------------------------------------------------------------------
Commercial                      $      923         22.0%   $      781         25.9%
Real estate                          1,288         67.7%        1,392         65.1%
Agriculture                            147          5.3%          105          5.3%
Consumer                               206          3.8%          153          3.1%
Lease financing receivable              50          1.2%           23           .6%
-------------------------------------------------------------------------------------
Total allocated                 $    2,614        100.0%   $    2,454        100.0%
-------------------------------------------------------------------------------------

Other Real Estate

     At December 31, 2004 and 2003, the Company did not have any Other Real Estate properties.

Deposits

     At December 31, 2004, total deposits were $475,387,000 representing an increase of $152,880,000 (47.4%) over the December 31, 2003 balance of $322,507,000. The deposit growth in 2004 can be attributed to a concentrated effort to increase noninterest-bearing demand, interest-bearing money market and NOW accounts and savings accounts. As a result, these accounts increased 40.7%, 42.3% and 121.4%, respectively, in 2004. In addition, of the $152,880,000 increase in deposits during 2004, $114,255,000 of the growth can be attributed to the Bank of Amador acquisition, while $28,437,000 is related to the opening of a new banking office in downtown Sacramento. During 2003, deposits increased $46,711,000 (16.9%) from the total of $275,796,000 at December 31, 2002.

Other Borrowed Funds

     Other borrowings outstanding as of December 31, 2004 consist of advances (both long-term and short-term) from the Federal Home Loan Bank (the "FHLB") and an overnight borrowing from a correspondent bank. The following table summarizes these borrowings (dollars in thousands):

                                            2004                     2003                     2002
                                    ---------------------    ---------------------    ---------------------
                                      Amount      Rate         Amount      Rate         Amount      Rate
                                    ---------   ---------    ---------   ---------    ---------   ---------
Short-Term borrowings:
   FHLB advances                    $  24,457        1.85%   $  25,054        1.41%   $  24,050        1.72%
   Advances from correspondent
     banks                                  -           -        9,600        1.44%       6,550        1.75%
                                    ---------   ---------    ---------   ---------    ---------   ---------
Total Short-Term borrowings         $  24,457        1.85%   $  34,654        1.41%   $  30,650        1.72%
                                    ---------   ---------    ---------   ---------    ---------   ---------
Long-Term Borrowings:
   FHLB advances                    $   9,832        3.15%   $   1,888        6.13%   $   1,942        6.13%
                                    ---------   ---------    ---------   ---------    ---------   ---------
Total Long-Term borrowings          $   9,832        3.15%   $   1,888        6.13%   $   1,942        6.13%
                                    ---------   ---------    ---------   ---------    ---------   ---------

     The maximum amount of short-term borrowings at any month-end during 2004, 2003 and 2002, was $40,855,000, $38,100,000, and $33,900,000, respectively. The
FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                 Short Term       Long Term

               Amount             $ 24,457         $  9,832
               Maturity               2005        2006-2007
               Average rates          1.85%            3.15%

     The Company has also been issued a total of $500,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2004 and management does not expect to draw upon these lines in the future.

Capital Resources

     The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

     On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock. During 2004, the Company repurchased 9,765 shares; during 2003, the Company repurchased 1,575 shares and in 2002, the Company repurchased 68,908 shares under the repurchase plan. See "Stock Repurchases" under Item 5 on page 18 for more information regarding the stock repurchase plan.

     The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2004, shareholders' equity was $58,990,000, representing an increase of $23,533,000 (66.4%) from $35,457,000 at December 31, 2003. This increase was attributable principally to the retention of earnings after the payment of cash dividends ($3,783,000) and the fair value of common stock issued to complete the acquisition of Bank of Amador ($18,284,000). In 2003, shareholders' equity increased $3.7 million (11.8%) from 2002. The ratio of total risk-based capital to risk adjusted assets was 10.9% at December 31, 2004 compared to 12.9% at December 31, 2003. Tier 1 risk-based capital to risk-adjusted assets was 9.6% at December 31, 2004 and 11.6% at December 31, 2003.

     Table Nine below lists the Company's actual capital ratios at December 31, 2004 and 2003 as well as the minimum capital ratios for capital adequacy.

Table Nine:  Capital Ratios
--------------------------------------------------------------------------------
                                       At December 31,       Minimum Regulatory
Capital to Risk-Adjusted Assets       2004         2003     Capital Requirements
--------------------------------------------------------------------------------
Leverage ratio                         8.4%         9.0%           4.00%

Tier 1 Risk-Based Capital              9.6%        11.6%           4.00%

Total Risk-Based Capital              10.9%        12.9%           8.00%

     Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. American River Bank's ratios are in excess of the regulatory definition of "well capitalized."

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

     Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans and leases, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The simulation modeling indicated below attempts to estimate changes in the Company's net interest income utilizing a forecast balance sheet projected from year-end 2004 balances.

     Table Ten below summarizes the effect on net interest income (NII) of a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Table Ten: Interest Rate Risk Simulation of Net Interest as of December 31, 2004
--------------------------------------------------------------------------------
(dollars in thousands)                                        $ Change in NII
                                                                from Current
                                                              12 Month Horizon
                                                              ----------------
       Variation from a constant rate scenario
          +200bp                                                  $  673
          -200bp                                                  $ (466)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

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

     As reflected in Table Eleven below, at December 31, 2004, the cumulative gap through the one-year time horizon indicates a slightly asset sensitive position.

Table Eleven: Interest Rate Sensitivity
December 31, 2004
-------------------------------------------------------------------------------------------------------------
Assets and Liabilities which mature or reprice within (days):
                                                                                        Non-
  (dollars in thousands)           0-90        91-180       181-365      Over 365     repricing       Total
-------------------------------------------------------------------------------------------------------------
Assets:
   Investment securities       $   14,549   $    8,362    $   18,233    $  131,197   $        -    $  172,341
   Loans and leases               191,823       40,778        28,361        91,505            -       352,467
   Other assets                         -            -             -             -       61,858        61,858
-------------------------------------------------------------------------------------------------------------
     Total assets              $  206,372   $   49,140    $   46,594    $  222,702   $   61,858    $  586,666
=============================================================================================================
Liabilities:
   Noninterest bearing         $        -   $        -    $        -    $        -   $  143,710    $  143,710
   Interest bearing:
     Transaction                   23,527        9,411         7,056         7,058            -        47,052
     Money market                  69,685       27,874        20,908        20,906            -       139,373
     Savings                       19,478        7,791         3,896         7,792            -        38,957
     Time certificates             39,578       16,405        21,425        28,887            -       106,295
   Short-term borrowings           10,515        9,915         4,027             -            -        24,457
   Long-term borrowings                 -            -             -         9,832            -         9,832
   Other liabilities                    -            -             -             -       18,000        18,000
   Shareholders' equity                 -            -             -             -       58,990        58,990
-------------------------------------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity     $  162,783   $   71,396    $   57,312    $   74,475   $  220,700    $  586,666
=============================================================================================================
Interest rate
   sensitivity gap             $   43,589   $  (22,256)   $  (10,718)   $  148,227   $ (158,842)
Cumulative interest
   rate sensitivity gap        $   43,589   $   21,333    $   10,615    $  158,842            -

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

Inflation

     The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the periods ended December 31, 2004, 2003 and 2002.

Liquidity

     Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2004 were approximately $125,413,000 and $2,788,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2004, consolidated liquid assets totaled $96.4 million or 16.4% of total assets compared to $56.8 million or 14.3% of total assets on December 31, 2003. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $48,000,000 with correspondent banks. At December 31, 2004, the Company had $48,400,000 available under these credit lines. Additionally, the American River Bank is a member of the FHLB. At December 31, 2004, American River Bank could have arranged for up to $50,864,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2004, the Company had $16,071,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

     Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. These securities are also available to pledge as collateral for borrowings if the need should arise. American River Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. American River Bank can also pledge securities to borrow from the FRB and the FHLB.

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

Table Twelve:  Certificates of Deposit Maturities
December 31, 2004
--------------------------------------------------------------------------------
(dollars in thousands)                      Over $100,000    Less than $100,000
--------------------------------------------------------------------------------
 Three months or less                          $ 25,110           $ 11,352
 Over three months through six months             7,729              9,316
 Over six months through twelve months           10,940             11,352
 Over twelve months                              13,258             17,238
--------------------------------------------------------------------------------
 Total                                         $ 57,037           $ 49,258
================================================================================

     Loan and lease demand also affects the Company's liquidity position. Table Thirteen below presents the maturities of loans and leases for the period indicated.

Table Thirteen:  Loan and Lease Maturities (Gross Loans and Leases)
--------------------------------------------------------------------------------
December 31, 2004
--------------------------------------------------------------------------------
                             One year  One year through   Over
(dollars in thousands)        or less     five years    five years      Total
--------------------------------------------------------------------------------
 Commercial                $    36,197   $    21,687   $     8,980   $    66,864
 Real estate                    98,602        53,416       112,303       264,321
 Agriculture                     6,013           867         1,372         8,252
 Consumer                        1,165         4,751         3,501         9,417
 Leases                            355         9,504           135         9,994
--------------------------------------------------------------------------------
 Total                     $   142,332   $    90,225   $   126,291   $   358,848
================================================================================

     Loans and leases shown above with maturities greater than one year include $178,494,000 of floating interest rate loans and $38,787,000 of fixed rate loans and leases.

     The carrying amount, maturity distribution and weighted average yield of the Company's investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fourteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis.

Table Fourteen: Securities Maturities and Weighted Average Yields
December 31, 2004, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)
                                                                2004                      2003                        2002
                                                     -------------------------------------------------------------------------------
                                                                     Weighted                   Weighted                    Weighted
                                                      Carrying        Average    Carrying        Average    Carrying         Average
(dollars in thousands)                                 Amount          Yield      Amount          Yield      Amount          Yield
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                          $    7,055         3.88%   $    3,573         3.70%   $    4,907         6.46%
     Maturing after 1 year but within 5 years            39,645         3.41%       17,877         3.75%       15,660         4.26%
State & political subdivisions
     Maturing within 1 year                               1,105         4.83%          452         6.17%          779         6.89%
     Maturing after 1 year but within 5 years             6,574         4.30%          967         5.69%        1,139         6.48%
     Maturing after 5 years but within 10 years          17,393         6.16%        6,188         7.18%        3,215         7.46%
     Maturing after 10 years                              2,168         6.83%        4,454         7.44%        5,475         7.55%
Government sponsored mortgage-backed
     securities                                          40,359         4.30%       26,757         4.47%       29,280         4.57%
Other
     Maturing within 1 year                               1,115         2.23%        1,514         1.84%          254         7.40%
     Maturing after 1 year but within 5 years                 -            -           273         3.94%          816         3.55%
     Non maturing                                           627         6.63%          631         6.64%          351         6.61%
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                          $  116,041         4.32%   $   62,686         4.55%   $   61,876         5.13%
====================================================================================================================================

Held-to-maturity securities:
U.S. Treasury and agency securities
     Maturing within 1 year                          $        -            -    $        -            -    $        -            -
State & political subdivisions
     Maturing within 1 year                                   -            -           200         6.77%        1,133         6.53%
     Maturing after 1 year but within 5 years                 -            -             -            -           200         6.77%
Government sponsored mortgage-backed
     securities                                          41,203         4.16%       26,960         4.06%       10,852         5.05%
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                          $   41,203         4.16%   $   27,160         4.08%   $   12,185         5.22%
====================================================================================================================================

     The carrying values of available-for-sale securities includes net unrealized gains of $880,000, $1,430,000 and $2,149,000 at December 31, 2004,
2003 and 2002, respectively. The carrying values of held-to-maturity securities do not include unrealized gains, however, the net unrealized gains at December 31, 2004, 2003 and 2002 were $125,000, $56,000 and $201,000, respectively. Table
14 does not include FHLB or FRB Stock, which do not have stated maturity dates or readily available market values. The balance in FHLB and FRB Stock at December 31, 2004, 2003 and 2002 was $2,158,000, $1,546,000 and $1,562,000,
respectively.

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

     The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet. The following financial instruments represent off-balance-sheet credit:

                                                                      December 31,
                                                                  -----------------------
                                                                     2004         2003
                                                                  ----------   ----------
Commitments to extend credit (dollars in thousands):

     Revolving lines of credit secured by
           1-4 family residences                                  $    2,328   $    3,017
     Commercial real estate, construction and land
           development commitments:
                 Secured by real estate                               66,066       20,268
                 Not secured by real estate                                -        1,800
     Credit card arrangements                                              -          483
     Other unused commitments, principally commercial loans           57,019       46,289
                                                                  ----------   ----------
                                                                  $  125,413   $   71,858
                                                                  ==========   ==========

Letters of credit                                                 $    2,788   $      741
                                                                  ==========   ==========

     As of December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 80%. In addition, the majority of the Company's commitments have variable interest rates.

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

Contractual Obligations

     The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Fifteen below. Table Fifteen below presents certain of the Company's contractual obligations as of December 31, 2004.

Table Fifteen: Contractual Obligations
(dollars in thousands)
                                                                      Payments due by period
                                                    ---------------------------------------------------------
                                                                   Less
                                                                   than                             More than
                                                      Total       1 year    1-3 years   3-5 years    5 years
-------------------------------------------------------------------------------------------------------------
Long-Term Debt                                      $   9,832   $       -   $   9,832   $       -   $       -
Capital Lease Obligations                                   -           -           -           -           -
Operating Leases                                        3,636         835       1,252         881         668
Purchase Obligations                                        -           -           -           -           -
Other Long-Term Liabilities Reflected on the
     Company's Balance Sheet under GAAP                   851           -           -           -         851
-------------------------------------------------------------------------------------------------------------
Total                                               $  14,319   $     835   $  11,084   $     881   $   1,519
=============================================================================================================

     Included in Table 15, above, are amounts payable under the Company's Deferred Compensation and Deferred Fees Plans. These amounts represented $851,000 and are anticipated to be primarily payable at least five years in the future.

Accounting Pronouncements

     In June 2004, the Financial Accounting Standards Board (the "FASB") ratified Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations. The disclosures for investments that are deemed temporarily impaired are included in Note 5 to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data. Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

     In December 2004 the FASB issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures. For further information regarding the proforma effect on reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the date of grant as prescribed by FAS No. 123 (R), see Note 2 "Stock-Based Compensation" to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (the "SOP"). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

     This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management's opinion, the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by Item 7A of Form 10-K is contained in the "Market Risk Management" section of Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35-37.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        Page
Report of Independent Registered Public Accounting Firm                 43

Consolidated Balance Sheet, December 31, 2004 and 2003                  44

Consolidated Statement of Income for the Years Ended
   December 31, 2004, 2003 and 2002                                     45

Consolidated Statement of Changes in Shareholders' Equity
   for the Years Ended December 31, 2004, 2003 and 2002                 46

Consolidated Statement of Cash Flows for the Years Ended
   December 31, 2004, 2003 and 2002                                     47-48

Notes to Consolidated Financial Statements                              49-78

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



The Shareholders and Board of Directors
American River Bankshares

     We have audited the accompanying consolidated balance sheet of American River Bankshares and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Bankshares and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ PERRY-SMITH LLP


Sacramento, California
February 11, 2005

                              AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEET

                                      December 31, 2004 and 2003
                                        (Dollars in thousands)


                                                                                 2004         2003
                                                                              ----------   ----------
                            ASSETS

Cash and due from banks                                                       $   28,115   $   29,797
Federal funds sold                                                                 7,000
                                                                              ----------   ----------

       Total cash and cash equivalents                                            35,115       29,797

Interest bearing deposits in banks                                                 5,939        4,650
Investment securities (Notes 5 and 10):
   Available for sale, at fair value                                             116,041       62,686
   Held to maturity, at amortized cost (fair value of $41,328
     and $27,216 at December 31, 2004 and 2003, respectively)                     41,203       27,160
Loans and leases, less allowance for loan and lease losses of
   $5,496 in 2004 and $3,949 in 2003 (Notes 6, 10, 12 and 17)                    352,467      262,464
Premises and equipment, net (Note 7)                                               1,876        1,505
Federal Home Loan Bank and Federal Reserve Bank stock                              2,158        1,546
Accounts receivable servicing receivables, net (Note 8)                            2,409        1,778
Goodwill (Notes 3 and 4)                                                          16,146           63
Intangible assets (Notes 3 and 4)                                                  2,183
Accrued interest receivable and other assets (Notes 11 and 16)                    11,129        5,744
                                                                              ----------   ----------

                                                                              $  586,666   $  397,393
                                                                              ==========   ==========

                        LIABILITIES AND
                     SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                                        $  143,710   $  102,308
   Interest bearing (Note 9)                                                     331,677      220,199
                                                                              ----------   ----------

       Total deposits                                                            475,387      322,507

Short-term borrowings (Note 10)                                                   24,457       34,654
Long-term borrowings (Note 10)                                                     9,832        1,888
Accrued interest payable and other liabilities (Note 16)                          18,000        2,887
                                                                              ----------   ----------

       Total liabilities                                                         527,676      361,936
                                                                              ----------   ----------

Commitments and contingencies (Note 12)

Shareholders' equity (Notes 13 and 14):
   Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 5,314,732 shares in 2004 and
     4,055,260 shares in 2003                                                     42,557       16,693
   Retained earnings                                                              15,878       17,900
   Accumulated other comprehensive income, net of taxes
     (Notes 5 and 18)                                                                555          864
                                                                              ----------   ----------

       Total shareholders' equity                                                 58,990       35,457
                                                                              ----------   ----------

                                                                              $  586,666   $  397,393
                                                                              ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                              AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF INCOME

                         For the Years Ended December 31, 2004, 2003 and 2002
                             (Dollars in thousands, except per share data)


                                                                   2004         2003         2002
                                                                ----------   ----------   ----------
Interest income:
   Interest and fees on loans and leases                        $   18,115   $   16,744   $   15,400
   Interest on Federal funds sold                                       67           48           80
   Interest on deposits in banks                                       134          168          267
   Interest and dividends on investment securities:
     Taxable                                                         3,751        2,312        2,359
     Exempt from Federal income taxes                                  537          475          460
     Dividends                                                          32           21           19
                                                                ----------   ----------   ----------

         Total interest income                                      22,636       19,768       18,585
                                                                ----------   ----------   ----------

Interest expense:
   Interest on deposits (Note 9)                                     2,511        2,390        3,168
   Interest on borrowings (Note 10)                                    707          512          344
                                                                ----------   ----------   ----------

         Total interest expense                                      3,218        2,902        3,512
                                                                ----------   ----------   ----------

         Net interest income                                        19,418       16,866       15,073

Provision for loan and lease losses (Note 6)                           895          946          644
                                                                ----------   ----------   ----------

         Net interest income after provision for loan
           and lease losses                                         18,523       15,920       14,429
                                                                ----------   ----------   ----------

Noninterest income:
   Service charges                                                     551          534          563
   Gain on sale of available-for-sale investment securities
     (Note 5)                                                                        33
   Other income (Note 15)                                            1,844        1,686        1,760
                                                                ----------   ----------   ----------

         Total noninterest income                                    2,395        2,253        2,323
                                                                ----------   ----------   ----------

Noninterest expense:
   Salaries and employee benefits (Notes 6 and 16)                   6,048        6,233        5,595
   Occupancy (Notes 7 and 12)                                          953          817          840
   Furniture and equipment (Notes 7 and 12)                            752          653          620
   Loss on sale of available-for-sale investment securities
     (Note 5)                                                           38
   Other expense (Note 15)                                           3,922        2,669        2,334
                                                                ----------   ----------   ----------

         Total noninterest expense                                  11,713       10,372        9,389
                                                                ----------   ----------   ----------

         Income before provision for income taxes                    9,205        7,801        7,363

Provision for income taxes (Note 11)                                 3,378        3,060        2,904
                                                                ----------   ----------   ----------

         Net income                                             $    5,827   $    4,741   $    4,459
                                                                ==========   ==========   ==========

Basic earnings per share (Note 13)                              $     1.30   $     1.13   $     1.07
                                                                ==========   ==========   ==========

Diluted earnings per share (Note 13)                            $     1.24   $     1.05   $     1.00
                                                                ==========   ==========   ==========

Cash dividends per share of issued and outstanding common
   stock, adjusted for stock dividends                          $      .44   $      .28   $      .22
                                                                ==========   ==========   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                                            AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                       For the Years Ended December 31, 2004, 2003 and 2002
                                                      (Dollars in thousands)


                                                                                               Accum-
                                                                                               ulated
                                                                                                Other
                                                                                               Compre-
                                                                                               hensive       Total         Total
                                                         Common Stock                          Income-       Share-       Compre-
                                                   -------------------------    Retained       (Net of      holders'      hensive
                                                      Shares       Amount       Earnings        Taxes)       Equity       Income
                                                   -----------   -----------   -----------   -----------  -----------  -----------
Balance, January 1, 2002                             3,779,576   $    14,167   $    13,290   $       485  $    27,942

Comprehensive income (Note 18):
   Net income                                                                        4,459                      4,459  $     4,459
   Other comprehensive income, net of tax:
     Net change in unrealized gains on available-
       for-sale investment securities                                                               819           819          819
                                                                                                                       -----------
         Total comprehensive income                                                                                    $     5,278
                                                                                                                       ===========
Cash dividend ($.22 per share)                                                        (914)                      (914)
5% stock dividend                                      186,906         2,469        (2,469)
Fractional shares redeemed                                                              (8)                        (8)
Stock options exercised                                 38,911           236                                      236
Retirement of common stock (Note 13)                   (66,510)         (808)                                    (808)
                                                   -----------   -----------   -----------   -----------  -----------

Balance, December 31, 2002                           3,938,883        16,064        14,358         1,304       31,726

Comprehensive income (Note 18):
   Net income                                                                        4,741                      4,741  $     4,741
   Other comprehensive loss, net of tax:
     Net change in unrealized gains on available-
       for-sale investment securities                                                               (440)        (440)        (440)
                                                                                                                       -----------
         Total comprehensive income                                                                                    $     4,301
                                                                                                                       ===========
Cash dividend ($.28 per share)                                                      (1,192)                    (1,192)
Fractional shares redeemed                                (225)                         (7)                        (7)
Stock options exercised                                135,704           653                                      653
Retirement of common stock (Note 13)                   (19,102)          (24)                                     (24)
                                                   -----------   -----------   -----------   -----------  -----------

Balance, December 31, 2003                           4,055,260        16,693        17,900           864       35,457

Comprehensive income (Note 18):
   Net income                                                                        5,827                      5,827        5,827
   Other comprehensive loss, net of tax:
     Net change in unrealized gains on available-
       for-sale investment securities                                                               (309)        (309)        (309)
                                                                                                                       -----------
         Total comprehensive income                                                                                    $     5,518
                                                                                                                       ===========
Stock issued in acquisition (Note 3)                   775,548        18,284                                   18,284
Cash dividend ($.44 per share)                                                      (2,044)                    (2,044)
5% stock dividend                                      252,392         5,805        (5,805)
Stock options exercised                                263,446         1,959                                    1,959
Retirement of common stock (Note 13)                   (31,914)         (184)                                    (184)
                                                   -----------   -----------   -----------   -----------  -----------

Balance, December 31, 2004                           5,314,732   $    42,557   $    15,878   $       555  $    58,990
                                                   ===========   ===========   ===========   ===========  ===========


                      The accompanying notes are an integral part of these consolidated financial statements.

                                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF CASH FLOWS

                              For the Years Ended December 31, 2004, 2003 and 2002
                                             (Dollars in thousands)


                                                                           2004          2003          2002
                                                                        ----------    ----------    ----------
Cash flows from operating activities:
   Net income                                                           $    5,827    $    4,741    $    4,459
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan and lease losses                                     895           946           644
       (Decrease) increase in deferred loan and lease origination
         fees, net                                                             (79)           95           158
       Depreciation and amortization                                           575           484           464
       Amortization of investment security premiums
         and discounts, net                                                  1,249           936           394
       Provision for (reduction in) accounts receivable servicing
         receivable allowance for losses                                                       1           (27)
       Loss (gain) on sale of available-for-sale investment
         securities                                                             38           (33)
       Gain on sale of other real estate                                                                   (13)
       Gain on life insurance death benefit                                   (553)
       Increase in cash surrender value of life insurance policies             (69)          (27)
       Provision for deferred income taxes                                     (82)         (474)         (304)
       (Increase) decrease in accrued interest receivable and
         other assets                                                       (1,136)         (389)          679
       Increase in accrued interest payable and other liabilities            1,920           331           611
                                                                        ----------    ----------    ----------

           Net cash provided by operating activities                         8,585         6,611         7,065
                                                                        ----------    ----------    ----------

Cash flows from investing activities:
   Cash acquired in acquisition                                             26,294
   Proceeds from the sale of available-for-sale investment
       securities                                                            5,019         6,274           252
   Proceeds from called available-for-sale investment
     securities                                                                                            250
   Proceeds from matured available-for-sale investment
     securities                                                              5,435         6,840        10,880
   Proceeds from matured held-to-maturity investment
     securities                                                                200         1,125
   Purchases of available-for-sale investment securities                   (50,875)      (24,015)      (39,112)
   Purchases of held-to-maturity investment securities                     (23,737)      (25,432)       (4,249)
   Proceeds from principal repayments for available-for-sale
     mortgage-backed securities                                              8,507         8,911         2,399
   Proceeds from principal repayments for held-to-maturity
     mortgage-backed securities                                              8,758         8,890         5,050
   Net (increase) decrease in interest-bearing deposits in banks            (1,189)        1,288          (198)
   Net (increase) decrease in loans and leases                             (12,064)      (34,491)      (34,826)
   Net (increase) decrease in accounts receivable servicing
     receivables                                                              (631)         (383)        1,500
   Death benefit from life insurance policy                                  1,236
   Purchases of equipment                                                     (704)         (320)         (222)
   Net (increase) decrease in FHLB and FRB stock                              (612)           16        (1,222)
   Proceeds from the sale of other real estate                                                              61
   Purchase of life insurance policies                                                    (1,614)
                                                                        ----------    ----------    ----------

           Net cash used in investing activities                           (34,363)      (52,911)      (59,437)
                                                                        ----------    ----------    ----------


                                                  (Continued)

                                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (Continued)
                              For the Years Ended December 31, 2004, 2003 and 2002
                                             (Dollars in thousands)


                                                                           2004          2003          2002
                                                                        ----------    ----------    ----------
Cash flows from financing activities:
   Net increase in demand, interest-bearing and savings
     deposits                                                           $   37,341    $   47,477    $   24,691
   Net decrease in time deposits                                            (3,697)         (766)       (3,783)
   Repayment of long-term debt                                                 (53)          (50)          (47)
   (Decrease) increase in other borrowings                                  (2,200)        4,050        30,550
   Exercise of stock options                                                 1,959           653           236
   Cash paid to repurchase common stock                                       (184)          (24)         (808)
   Payment of cash dividends                                                (2,070)       (1,135)         (716)
   Cash paid for fractional shares in connection with stock
     dividends and stock splits                                                               (7)           (8)
                                                                        ----------    ----------    ----------

           Net cash provided by financing activities                        31,096        50,198        50,115
                                                                        ----------    ----------    ----------

           Increase (decrease) in cash and cash
              equivalents                                                    5,318         3,898        (2,257)

Cash and cash equivalents at beginning of year                              29,797        25,899        28,156
                                                                        ----------    ----------    ----------

Cash and cash equivalents at end of year                                $   35,115    $   29,797    $   25,899
                                                                        ==========    ==========    ==========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest expense                                                   $    3,149    $    2,980    $    3,473
     Income taxes                                                       $    1,765    $    3,242    $    2,753

Non-cash investing activities:
   Net change in unrealized gain on available-for-sale
     investment securities                                              $     (550)   $     (719)   $    1,353
   Other real estate acquired                                           $             $             $       48

Non-cash financing activities:
   Dividends declared and unpaid                                        $      582    $      608    $      551

Supplemental schedule related to acquisition (Notes 3 and 4):
   Deposits                                                             $  119,236
   Other liabilities                                                           489
   Payable to Bank of Amador shareholders                                   12,730
   Interest bearing deposits in banks                                         (100)
   Available-for-sale investment securities                                (22,542)
   Loans, net                                                              (78,737)
   Premise and equipment                                                      (226)
   Intangible assets                                                       (18,296)
   Other assets                                                             (4,544)
   Stock issued                                                             18,284
                                                                        ----------

       Cash acquired                                                    $   26,294
                                                                        ==========


            The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE BUSINESS OF THE COMPANY

     American River Bankshares (the "Company") was incorporated under the laws of the State of California in 1995 under the name of American River Holdings and changed its name in 2004 to American River Bankshares. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. As a community oriented bank holding company, the principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Amador, Sonoma, Napa, Marin and Mendocino counties.

     The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (ARB). ARB was incorporated in 1983. ARB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. ARB operates five banking offices in Sacramento and Placer counties, three banking offices in Sonoma County under the name North Coast Bank (NCB), a division of ARB, and three banking offices in Amador County under the name Bank of Amador, a division of ARB.

     On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California (more fully described in Note 3). Bank of Amador was merged with and into American River Bank and now operates as Bank of Amador, a division of American River Bank. The merger transaction was accounted under the purchase method of accounting and accordingly the results of their operations have been included in the consolidated financial statements since the date of acquisition.

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

     Use of Estimates
     ----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Cash and Cash Equivalents
     -------------------------

     For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one-day periods.

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

     Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

     Federal Reserve Bank and Federal Home Loan Bank Stock
     -----------------------------------------------------

     Investments in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) stock are carried at cost and are redeemable at par with certain restrictions. Members of the FRB are required to purchase restricted stock in the FRB. Investments in FHLB are required to participate in FHLB programs. The FRB stock was surrendered in 2004 when the Company discontinued its membership in the FRB.

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

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loans and Leases (Continued)
     ----------------

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

     Loan Sales and Servicing
     ------------------------

     Included in the portfolio are Small Business Administration (SBA) loans and Farmer Mac guaranteed loans that may be sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date that the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. There were no sales of loans subject to these recourse provisions at December 31, 2004, 2003 and 2002. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2004 and 2003.

     SBA and Farmer Mac loans with unpaid balances of $2,640,000 and $2,619,000 were being serviced for others as of December 31, 2004 and 2003, respectively. The Company also serviced loans that are participated with other financial institutions totaling $12,329,000 and $7,355,000 as of December 31, 2004 and 2003, respectively.

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

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

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

     The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. The allowance for loan and lease losses at December 31, 2004 and 2003, respectively, reflect management's estimate of possible losses in the portfolio.

     Other Real Estate
     -----------------

     Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. There was no other real estate held by the Company at December 31, 2004 and 2003.

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

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Comprehensive Income
     --------------------

     Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss), adjusted for realized gains or losses included in net income. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders' equity.

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

     Stock-Based Compensation
     ------------------------

     At December 31, 2004, the Company has two stock-based compensation plans, which are described more fully in Note 14. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Generally, stock-based compensation cost is not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Pro forma adjustments to the Company's consolidated net income and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                                     Year Ended December 31,
                                                             --------------------------------------
                                                                2004          2003          2002
                                                             ----------    ----------    ----------
                                                                  (Dollars in thousands, except
                                                                         per share data)
     Net income, as reported                                 $    5,827    $    4,741    $    4,459
     Add: Stock-based compensation expense included in
       reported net income, net of tax effect                                      20
     Deduct: Total stock-based compensation expense
       determined under the fair value based method for
       all awards, net of related tax effects                       (68)         (150)         (174)
                                                             ----------    ----------    ----------

     Pro forma net income                                    $    5,759    $    4,611    $    4,285
                                                             ==========    ==========    ==========

     Basic earnings per share - as reported                  $     1.30    $     1.13    $     1.07
     Basic earnings per share - pro forma                    $     1.28    $     1.10    $     1.03

     Diluted earnings per share - as reported                $     1.24    $     1.05    $     1.00
     Diluted earnings per share - pro forma                  $     1.23    $     1.02    $      .97

     Weighted average fair value of options granted
       during the year                                       $     4.92    $     3.33

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation (Continued)
     ------------------------

     The fair value of each option is estimated on the date of grant using an option-pricing model. No options were granted for the year ended December 31, 2002.

                                              2004                2003
                                         --------------      --------------

     Dividend yield                           2.15%          1.74% to 1.88%
     Expected volatility                      22.0%          19.4% to 19.6%
     Risk-free interest rate                  4.01%          2.91% to 3.52%
     Expected option life                    7 years             7 years

     Impact of New Financial Accounting Standards
     --------------------------------------------

     Other-Than-Temporary Impairment of Securities

     In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations. The disclosures for investments that are deemed temporarily impaired are included in Note 5 to the consolidated financial statements. Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

     Share-Based Payments

     In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

     Accounting for Loans or Debt Securities Acquired in a Transfer

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Impact of New Financial Accounting Standards (Continued)
     --------------------------------------------

     Accounting for Loans or Debt Securities Acquired in a Transfer (Continued)

     This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

     This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management's opinion, the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations.

3.   MERGER TRANSACTION WITH BANK OF AMADOR

     On December 3, 2004, the Company completed an acquisition of Bank of Amador
     (BNKA) through a merger and tax-free reorganization. The Company acquired BNKA and merged BNKA with and into ARB. The acquisition was completed because the Board of Directors and management of both organizations believe the combination is in the best interests of shareholders of the Company and BNKA and that the combined companies can offer a broader array of services and products than each could offer on its own. Total consideration paid BNKA shareholders was determined through extensive negotiations supported by internal modeling, which management believes will result in earnings per share accretion to the Company's shareholders in 2005. These factors contributed to the purchase price which resulted in the recognition of goodwill.

     The following table summarizes the terms of the acquisition (dollars in thousands):

     Shares of common stock                                            775,548
     Value of common stock issued                                    $  18,284
     Cash to be paid to Bank of Amador shareholders                  $  12,730
     Total consideration paid                                        $  31,014
     Goodwill recorded                                               $  16,083
     Core deposit intangible recorded                                $   2,213

     The following supplemental pro forma information discloses selected financial information for the periods indicated as though the merger had been completed at the beginning of each year presented (dollars in thousands, except per share data):

                                                        Year Ended December 31,
                                                        -----------------------
                                                           2004        2003
                                                         ---------   ---------
     Earnings as reported:
       Revenue                                           $  25,031   $  22,021
       Net income                                        $   5,827   $   4,741
       Basic EPS                                         $    1.30   $    1.13
       Diluted EPS                                       $    1.24   $    1.05
     Pro forma merger adjustments:
       Revenue                                           $   6,905   $   7,043
       Net income                                        $   1,584   $   1,817
     Pro forma earnings after merger adjustments:
       Revenue                                           $  31,936   $  29,064
       Net income                                        $   7,411   $   6,558
       Basic EPS                                         $    1.42   $    1.32
       Diluted EPS                                       $    1.37   $    1.24

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.   MERGER TRANSACTION WITH BANK OF AMADOR (Continued)

     Pro forma net income for the year ended December 31, 2004 excludes nonrecurring charges of approximately $2,086,000 on an after-tax basis, representing merger-related expenses and the cost of retiring outstanding stock options.

     The estimated fair value of assets acquired and liabilities assumed are as follows (dollars in thousands):

     Cash and cash equivalents                                     $    26,294
     Interest-bearing deposits in banks                                    100
     Available-for-sale investment securities                           22,542
     Gross loans                                                        79,598
     Allowance for loan and lease losses                                  (861)
     Premises and equipment                                                226
     Core deposit intangible                                             2,213
     Goodwill                                                           16,083
     Other assets                                                        4,544
                                                                   -----------

            Total assets acquired                                      150,739
                                                                   -----------

     Deposits                                                          119,236
     Other liabilities                                                     489
                                                                   -----------

            Total liabilities assumed                                  119,725
                                                                   -----------

     Purchase price                                                $    31,014
                                                                   ===========

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     At December 31, 2004 and 2003, goodwill totaled $16,146,000 and $63,000, respectively. Goodwill is evaluated annually for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and the Company determined that no impairment recognition was required for the years ended December 31, 2004 and 2003. Goodwill is not deductible for tax purposes.

     Other intangible assets are comprised of core deposit intangibles totaling $2,183,000 and $0, net of accumulated amortization of $30,000 at December 31, 2004. There were no other intangible assets at December 31, 2003. The remaining balance will be amortized over 7.9 years. Amortization expense for the next five years is estimated as follows (dollars in thousands):

               Year Ending
              December 31,
              ------------

                  2005                                   $    352
                  2006                                        330
                  2007                                        308
                  2008                                        286
                  2009                                        264

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities at December 31, 2004 and 2003 consisted of the following (dollars in thousands):

     Available-for-Sale:
     -------------------

                                                                 2004
                                        -------------------------------------------------------
                                                         Gross          Gross        Estimated
                                         Amortized     Unrealized     Unrealized       Fair
                                            Cost         Gains          Losses         Value
                                        -----------   -----------    -----------    -----------
     Debt securities:
       U.S. Government agencies         $    46,610   $       181    $       (90)   $    46,701
       Mortgage-backed securities            40,309           137            (87)        40,359
       Obligations of states and
          political subdivisions             26,541           744            (45)        27,240
       Corporate debt securities              1,115             1             (2)         1,114
       Corporate stock                          586            62            (21)           627
                                        -----------   -----------    -----------    -----------

                                        $   115,161   $     1,125    $      (245)   $   116,041
                                        ===========   ===========    ===========    ===========

                                                                 2003
                                        -------------------------------------------------------
                                                         Gross          Gross        Estimated
                                         Amortized     Unrealized     Unrealized       Fair
                                            Cost         Gains          Losses         Value
                                        -----------   -----------    -----------    -----------
     Debt securities:
       U.S. Government agencies         $    20,929   $       535    $       (14)   $    21,450
       Mortgage-backed securities            26,746           117           (106)        26,757
       Obligations of states and
          political subdivisions             11,223           838                        12,061
       Commercial paper                       1,000                                       1,000
       Corporate debt securities                772            15                           787
       Corporate stock                          586            50             (5)           631
                                        -----------   -----------    -----------    -----------

                                        $    61,256   $     1,555    $      (125)   $    62,686
                                        ===========   ===========    ===========    ===========

     Net unrealized gains on available-for-sale investment securities totaling $880,000 were recorded, net of $325,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2004. Proceeds and gross realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2004 totaled $5,019,000 and ($38,000), respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2004.

     Net unrealized gains on available-for-sale investment securities totaling $1,430,000 were recorded, net of $566,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2003. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2003 totaled $6,274,000 and $33,000, respectively. There were no transfers of available-for-sale investment securities during the years ended December 31, 2003 and 2002.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.   INVESTMENT SECURITIES (Continued)

     Held-to-Maturity:
     -----------------

                                                              2004
                                        ---------------------------------------------------
                                                        Gross        Gross       Estimated
                                        Amortized    Unrealized    Unrealized      Fair
                                           Cost         Gains        Losses        Value
                                        ----------   ----------    ----------    ----------
     Debt securities:
       Mortgage-backed securities       $   41,203   $      216           (91)   $   41,328
                                        ==========   ==========    ==========    ==========

                                                              2003
                                        ---------------------------------------------------
                                                        Gross        Gross       Estimated
                                        Amortized    Unrealized    Unrealized      Fair
                                           Cost         Gains        Losses        Value
                                        ----------   ----------    ----------    ----------
     Debt securities:
       Obligations of states and
          political subdivisions        $      200   $        4                  $      204
       Mortgage-backed securities           26,960          135    $      (83)       27,012
                                        ----------   ----------    ----------    ----------

                                        $   27,160   $      139           (83)   $   27,216
                                        ==========   ==========    ==========    ==========

     There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2004, 2003 and 2002.

     The amortized cost and estimated fair value of investment securities at December 31, 2004 by contractual maturity are shown below (dollars in thousands).

                                            Available-for-Sale         Held-to-Maturity
                                          -----------------------   -----------------------
                                                        Estimated                 Estimated
                                          Amortized       Fair      Amortized       Fair
                                             Cost         Value        Cost         Value
                                          ----------   ----------   ----------   ----------
     Within one year                      $    9,213   $    9,275
     After one year through five years        46,159       46,219
     After five years through ten years       16,834       17,393
     After ten years                           2,060        2,168
                                          ----------   ----------

                                              74,266       75,055

     Investment securities not due at
       a single maturity date:
          Mortgage-backed securities          40,309       40,359   $   41,203   $   41,328
          Corporate stock                        586          627
                                          ----------   ----------   ----------   ----------

                                          $  115,161   $  116,041   $   41,203   $   41,328
                                          ==========   ==========   ==========   ==========

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.   INVESTMENT SECURITIES (Continued)

     Investment securities with amortized costs totaling $57,481,000 and $36,484,000 and estimated fair values totaling $57,599,000 and $36,811,000 were pledged to secure treasury tax and loan accounts, State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2004 and 2003, respectively.

     Investment securities with unrealized losses at December 31, 2004 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

                                     Less than 12 Months            12 Months or More                   Total
                                 --------------------------    --------------------------    --------------------------
                                    Fair         Unrealized       Fair         Unrealized       Fair        Unrealized
                                    Value          Losses         Value          Losses         Value         Losses
                                 -----------    -----------    -----------    -----------    -----------    -----------
     Available-for-Sale
     ------------------

     Debt securities:
       U.S. Government
          agencies               $    23,653    $       (90)                                 $    23,653    $       (90)
       Mortgage-backed
          securities                  19,094            (86)   $       409    $        (1)        19,503            (87)
       Obligations of states
          and political sub-
          divisions                    7,920            (45)                                       7,920            (45)
       Corporate debt
          securities                     859             (2)                                         859             (2)
       Corporate stock                   231            (21)                                         231            (21)
                                 -----------    -----------    -----------    -----------    -----------    -----------

                                 $    51,757    $      (244)   $       409    $        (1)   $    52,166    $      (245)
                                 ===========    ===========    ===========    ===========    ===========    ===========

     Held-to-Maturity
     ----------------

     Debt securities:
       Mortgage-backed
          securities             $    12,465    $       (86)   $       164    $        (5)   $    12,629    $       (91)
                                 ===========    ===========    ===========    ===========    ===========    ===========

     At December 31, 2004, the Company held 252 investment securities of which 82 were in a loss position for less than twelve months and 4 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security in a loss position for other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.   LOANS AND LEASES

     Outstanding loans and leases are summarized as follows (dollars in thousands):

                                                             December 31,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------

     Real estate - commercial                         $   166,263   $   142,249
     Real estate - construction                            90,162        37,434
     Real estate - multi-family                             2,660         5,301
     Real estate - residential                              5,236         1,508
     Commercial                                            66,864        57,346
     Lease financing receivable                             9,994         9,276
     Agriculture                                            8,252         8,027
     Consumer                                               9,417         5,950
                                                      -----------   -----------

                                                          358,848       267,091

     Deferred loan and lease origination fees, net           (885)         (678)
     Allowance for loan and lease losses                   (5,496)       (3,949)
                                                      -----------   -----------

                                                      $   352,467   $   262,464
                                                      ===========   ===========

     Certain loans have been pledged to secure borrowing arrangements (see Note
     10).

     The components of the Company's leases receivable as of December 31 are summarized below (dollars in thousands):

                                                          2004          2003
                                                      -----------   -----------

     Future minimum lease payments                    $    10,709   $     9,828
     Residual interests                                       276           218
     Unearned income                                         (991)         (770)
                                                      -----------   -----------

                                                      $     9,994   $     9,276
                                                      ===========   ===========

     Future minimum lease payments are as follows (dollars in thousands):

              Year Ending
             December 31,
           ----------------

                 2005                                         $    4,867
                 2006                                              2,838
                 2007                                              1,814
                 2008                                                962
                 2009                                                202
              Thereafter                                              26
                                                              ----------

                                                              $   10,709
                                                              ==========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.   LOANS AND LEASES (Continued)

     Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

                                                   Year Ended December 31,
                                            -----------------------------------
                                               2004         2003         2002
                                            ---------    ---------    ---------

     Balance, beginning of year             $   3,949    $   3,197    $   2,614
     Allowance acquired (Note 3)                  861
     Provision charged to operations              895          946          644
     Losses charged to allowance                 (269)        (354)        (151)
     Recoveries                                    60          160           90
                                            ---------    ---------    ---------

            Balance, end of year            $   5,496    $   3,949    $   3,197
                                            =========    =========    =========

     At December 31, 2004 and 2003, nonaccrual loans and leases totaled $236,000 and $179,000, respectively. Interest foregone on nonaccrual loans for the years ended December 31, 2004, 2003 and 2002 was not material.

     The recorded investment in loans and leases that were considered to be impaired totaled $247,000 and $181,000 at December 31, 2004 and 2003, respectively. The related allowance for loan and lease losses for these loans and leases as determined under loan impairment standards at December 31, 2004 and 2003 was $62,000 and $59,000, respectively. The average recorded investment in impaired loans and leases for the years ended December 31, 2004, 2003 and 2002 was $124,000, $148,000 and $472,000,
     respectively. Interest income recognized on impaired loans and leases using a cash-basis method for the years ended December 31, 2004, 2003 and 2002 was not material.

     Salaries and employee benefits totaling $706,000, $570,000 and $543,000 have been deferred as loan and lease origination costs for the years ended December 31, 2004, 2003 and 2002, respectively.

7.   PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following (dollars in thousands):

                                                             December 31,
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------

     Land                                                $     206    $     149
     Building and improvements                                 597          219
     Furniture, fixtures and equipment                       5,378        4,346
     Leasehold improvements                                  1,123          802
                                                         ---------    ---------

                                                             7,304        5,516
          Less accumulated depreciation
            and amortization                                (5,428)      (4,011)
                                                         ---------    ---------

                                                         $   1,876    $   1,505
                                                         =========    =========

     Depreciation and amortization included in occupancy and furniture and equipment expense totaled $562,000, $480,000 and $464,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.   ACCOUNTS RECEIVABLE SERVICING RECEIVABLES

     The Company purchases existing accounts receivable on a discounted basis from selected merchants and assumes the related billing and collection responsibilities on a recourse basis. Accounts receivable servicing fees included in other income totaled $316,000, $247,000 and $294,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The valuation allowance for these receivables is not significant.

9.   INTEREST-BEARING DEPOSITS

     Interest-bearing deposits consisted of the following (dollars in thousands):

                                                          December 31,
                                                     ----------------------
                                                        2004         2003
                                                     ---------    ---------

     Savings                                         $  38,957    $  17,594
     Money market                                      139,373      102,578
     NOW accounts                                       47,052       28,406
     Time, $100,000 or more                             57,037       49,083
     Other time                                         49,258       22,538
                                                     ---------    ---------

                                                     $ 331,677    $ 220,199
                                                     =========    =========

     Aggregate annual maturities of time deposits are as follows (dollars in thousands):

            Year Ending
           December 31,
         ----------------

               2005                                        $   75,698
               2006                                            17,752
               2007                                             7,375
               2008                                             3,179
               2009                                             2,156
            Thereafter                                            135
                                                           ----------

                                                           $  106,295
                                                           ==========

     Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

                                               Year Ended December 31,
                                          ---------------------------------
                                             2004        2003        2002
                                          ---------   ---------   ---------

     Savings                              $      56   $      35   $      51
     Money market                             1,057         884         901
     NOW accounts                                43          28          38
     Time, $100,000 or more                     836         743       1,022
     Other time                                 519         700       1,156
                                          ---------   ---------   ---------

                                          $   2,511   $   2,390   $   3,168
                                          =========   =========   =========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.  BORROWING ARRANGEMENTS

     The Company has a total of $48,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with four of its correspondent banks. An advance totaling $9,600,000 was outstanding from one of its correspondent banks at December 31, 2003, bearing an interest rate of 1.44% and maturing on January 1, 2004. There were no advances under the borrowing arrangements as of December 31, 2004.

     In addition, the Company has a line of credit available with the Federal Home Loan Bank which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $34,289,000 were outstanding from the Federal Home Loan Bank at December 31, 2004, bearing interest rates ranging from 1.29% to 6.13% and maturing between January 24, 2005 and December 21, 2007. Advances totaling $26,942,000 were outstanding from the Federal Home Loan Bank at December 31, 2003, bearing interest rates ranging from 1.03% to 6.13% and maturing between January 2, 2004 and December 21, 2007. Amounts available under the borrowing arrangement with the Federal Home Loan Bank at December 31, 2004 and 2003 totaled $16,071,000 and $13,077,000, respectively.

     The following table summarizes these borrowings at December 31 (in thousands):

                                                     2004                     2003
                                            ----------------------    ----------------------
                                                         Weighted                  Weighted
                                                          Average                   Average
                                              Amount       Rate         Amount        Rate
                                            ---------    ---------    ---------    ---------
     FHLB advances                          $  34,289         2.22%   $  26,942         1.58%
     Advances from correspondent banks                                    9,600         1.44%
                                            ---------                 ---------

                                               34,289         2.22%      36,542         1.55%

     Short-term portion of borrowings          24,457         1.85%      34,654         1.29%
                                            ---------                 ---------

     Long-term borrowings                   $   9,832         3.15%   $   1,888         6.13%
                                            =========                 =========

     Future minimum principal payments on outstanding borrowings are as follows (dollars in thousands):

                Year Ending
               December 31,
             ----------------

                   2005                                   $  24,457
                   2006                                       5,561
                   2007                                       4,271
                                                          ---------

                                                          $  34,289
                                                          =========

     The Company has also been issued $500,000 in letters of credit by the Federal Home Loan Bank which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2004 and management does not expect to draw upon these lines in the future.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.  INCOME TAXES

     The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following (dollars in thousands):

                                           Federal       State          Total
                                         ----------    ----------    ----------
     2004
     ----

     Current                             $    2,504    $      956    $    3,460
     Deferred                                   (25)          (57)          (82)
                                         ----------    ----------    ----------

        Provision for income taxes       $    2,479    $      899    $    3,378
                                         ==========    ==========    ==========

     2003
     ----

     Current                             $    2,566    $      968    $    3,534
     Deferred                                  (332)         (142)         (474)
                                         ----------    ----------    ----------

        Provision for income taxes       $    2,234    $      826    $    3,060
                                         ==========    ==========    ==========

     2002
     ----

     Current                             $    2,388    $      820    $    3,208
     Deferred                                  (229)          (75)         (304)
                                         ----------    ----------    ----------

        Provision for income taxes       $    2,159    $      745    $    2,904
                                         ==========    ==========    ==========

     Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

                                                             December 31,
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------

     Deferred tax assets:
       Allowance for loan and lease losses             $    2,295    $    1,561
       Future benefit of State tax deduction                  214           292
       Deferred compensation                                  484           390
       Other                                                   10            12
                                                       ----------    ----------

            Total deferred tax assets                       3,003         2,255
                                                       ----------    ----------

     Deferred tax liabilities:
       Discount on purchased loans                                          (10)
       Future liability of State deferred tax assets         (211)         (158)
       Unrealized gain on available-for-sale
          investment securities                              (470)         (566)
       Federal Home Loan Bank stock dividends                 (88)          (63)
       Other                                                 (167)          (28)
                                                       ----------    ----------

            Total deferred tax liabilities                   (936)         (825)
                                                       ----------    ----------

          Net deferred tax assets                      $    2,067    $    1,430
                                                       ==========    ==========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.  INCOME TAXES (Continued)

     The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34% to income before income taxes. The significant items comprising these differences consisted of the following:

                                                              Year Ended December 31,
                                                      ----------------------------------------
                                                         2004           2003           2002
                                                      ----------     ----------     ----------
     Federal income tax statutory rate                      34.0%          34.0%          34.0%
     State franchise tax, net of Federal tax effect          6.4%           6.9%           6.8%
     Tax benefit of interest on obligations of
       states and political subdivisions                    (2.0)%         (2.1)%         (2.1)%
     Tax-exempt income from life insurance
       policies                                             (2.2)%
     Other                                                    .5%            .4%            .7%
                                                      ----------     ----------     ----------

            Effective tax rate                              36.7%          39.2%          39.4%
                                                      ==========     ==========     ==========

12.  COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2014. Certain of the leases have five year renewal options. Two of the branch facilities are leased from current or former members of the Company's Board of Directors (see Note 17).

     Future minimum lease payments are as follows (dollars in thousands):

              Year Ending
             December 31,
          -------------------
                 2005                              $     835
                 2006                                    723
                 2007                                    529
                 2008                                    506
                 2009                                    375
              Thereafter                                 668
                                                   ---------

                                                   $   3,636
                                                   =========

     Rental expense included in occupancy, furniture and equipment expense totaled $718,000, $600,000 and $616,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Financial Instruments With Off-Balance-Sheet Risk
     -------------------------------------------------

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.  COMMITMENTS AND CONTINGENCIES (Continued)

     Financial Instruments With Off-Balance-Sheet Risk (Continued)
     -------------------------------------------------

     The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and standby letters of credit as it does for loans included on the consolidated balance sheet.

     The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                                          December 31,
                                                                    -----------------------
                                                                       2004         2003
                                                                    ----------   ----------
     Commitments to extend credit:
       Revolving lines of credit secured by
          1-4 family residences                                     $    2,328   $    3,017
       Commercial real estate, construction and land
          development commitments:
            Secured by real estate                                      66,066       20,269
            Not secured by real estate                                                1,800
       Credit card arrangements                                                         483
       Other unused commitments, principally commercial loans           57,019       46,289
                                                                    ----------   ----------

                                                                    $  125,413   $   71,858
                                                                    ==========   ==========

     Standby letters of credit                                      $    2,788   $      741
                                                                    ==========   ==========

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

     Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2004 and 2003. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

     Significant Concentrations of Credit Risk
     -----------------------------------------

     The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to clients throughout Sacramento, Placer, Yolo, Amador, El Dorado, Sonoma, Napa, Marin and Mendocino counties.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.  COMMITMENTS AND CONTINGENCIES (Continued)

     Significant Concentrations of Credit Risk (Continued)
     -----------------------------------------

     In management's judgment, a concentration exists in real estate-related loans which represented approximately 74% and 70% of the Company's loan portfolio at December 31, 2004 and 2003, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.

     Correspondent Banking Agreements
     --------------------------------

     The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $14,193,000 at December 31, 2004.

     Contingencies
     -------------

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

13.  SHAREHOLDERS' EQUITY

     Earnings Per Share
     ------------------

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

                                                        Weighted
                                                         Average
                                                        Number of
                                              Net         Shares     Per-Share
     For the Year Ended                     Income     Outstanding     Amount
     ----------------------------------   -----------  -----------  -----------

     December 31, 2004
     -----------------

     Basic earnings per share             $     5,827        4,492  $      1.30
                                                                    ===========

     Effect of dilutive stock options                          205
                                          -----------  -----------

     Diluted earnings per share           $     5,827        4,697  $      1.24
                                          ===========  ===========  ===========

     December 31, 2003
     -----------------

     Basic earnings per share             $     4,741        4,188  $      1.13
                                                                    ===========

     Effect of dilutive stock options                          345
                                          -----------  -----------

     Diluted earnings per share           $     4,741        4,533  $      1.05
                                          ===========  ===========  ===========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.  SHAREHOLDERS' EQUITY (Continued)

     Earnings Per Share (Continued)
     ------------------

                                                        Weighted
                                                         Average
                                                        Number of
                                              Net         Shares     Per-Share
     For the Year Ended                     Income     Outstanding     Amount
     ----------------------------------   -----------  -----------  -----------

     December 31, 2002
     -----------------

     Basic earnings per share             $     4,459        4,149  $      1.07
                                                                    ===========

     Effect of dilutive stock options                          313
                                          -----------  -----------

     Diluted earnings per share           $     4,459        4,462  $      1.00
                                          ===========  ===========  ===========

     Stock Option Plans
     ------------------

     In 2000 and 1995, the Board of Directors adopted stock option plans under which options may be granted to employees and directors under incentive and nonstatutory agreements. At December 31, 2004, grants outstanding combined with shares available for future grants totaled 732,003 shares under these plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The purchase price of exercised options is payable in full in cash or shares of the Company's common stock owned by the optionee at the time the option is exercised. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Options vest ratably over a five year period. Outstanding options under the 1995 plan are exercisable until their expiration; however, no new options will be granted under this plan.

     A summary of the combined activity within the plans follows:

                                        2004                    2003                     2002
                               ----------------------  -----------------------  -----------------------
                                            Weighted                 Weighted                 Weighted
                                            Average                  Average                  Average
                                            Exercise                 Exercise                 Exercise
                                 Shares      Price       Shares       Price       Shares       Price
                               ----------  ----------  ----------   ----------  ----------   ----------
     Options outstanding,
       beginning of year          576,816   $   6.09      655,900    $   4.74      698,037    $  4.76

       Options granted             66,524   $  20.40       65,171    $  14.20
       Options exercised         (276,618)  $   4.28     (142,489)   $   4.16      (42,137)   $  4.36
       Options canceled           (24,150)  $  15.75       (1,766)   $   4.98
                               ----------              ----------               ----------

     Options outstanding,
       end of year                342,572   $   9.43      576,816    $   6.09      655,900    $  4.74
                               ==========              ==========               ==========

     Options exercisable,
       end of year                245,217   $   5.99      507,997    $   5.00      616,638    $  4.58
                               ==========              ==========               ==========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.  SHAREHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)
     ------------------

     A summary of options outstanding at December 31, 2004 follows:

                                     Number of       Weighted         Number of
                                      Options         Average          Options
                                    Outstanding      Remaining       Exercisable
                                   December 31,     Contractual     December 31,
     Range of Exercise Prices          2004            Life             2004
     ------------------------    ---------------   -------------   -------------

     $   3.19                           13,186        1.8 years           13,186
     $   3.32                           87,803         .6 years           87,803
     $   4.35                            1,918        1.6 years            1,918
     $   4.98                           14,851        5.0 years           14,851
     $   5.27                           10,710        3.7 years           10,710
     $   5.84                           30,671        2.4 years           30,671
     $   8.43                           18,232        4.9 years           18,232
     $   8.62                           14,357        4.0 years           14,357
     $   9.29                           44,422        3.7 years           44,422
     $  14.19                           45,000        8.4 years            8,899
     $  15.38                              763        8.5 years              168
     $  20.40                           60,659        9.4 years
                                 -------------                     -------------

                                       342,572                           245,217
                                 =============                     =============

     Common Stock Repurchase Program
     -------------------------------

     During 1997, the Board of Directors authorized the annual repurchase of up to five percent of the Company's common stock. Repurchases are generally made in the open market at market prices.

     Stock Dividend
     --------------

     On December 15, 2004, the Board of Directors declared a 5% stock dividend payable on January 28, 2005 to shareholders of record on January 14, 2005. All per share and stock option data included on the consolidated financial statements have been retroactively restated to reflect the stock dividend.

     Stock Split
     -----------

     On September 17, 2003, the Board of Directors declared a three-for-two stock split, payable on October 31, 2003 to shareholders of record on October 17, 2003. All per share, shares outstanding and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock split.

14.  REGULATORY MATTERS

     Dividends
     ---------

     Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. The California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the bank's retained earnings or
     (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2004, the subsidiaries had $2,179,000 in retained earnings available for dividend payments to the Company.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

14.  REGULATORY MATTERS (Continued)

     Regulatory Capital
     ------------------

     The Company and its banking subsidiary are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its banking subsidiary's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and its banking subsidiary met all their capital adequacy requirements as of December 31, 2004 and 2003.

     In addition, the most recent notifications from the FDIC categorized ARB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, ARB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since those notifications that management believes have changed the categories.

                                                                                  December 31,
                                                                 ---------------------------------------------
                                                                          2004                     2003
                                                                 ---------------------    ---------------------
                                                                   Amount      Ratio        Amount      Ratio
                                                                 ---------   ---------    ---------   ---------
                                                                              (dollars in thousands)
     Leverage Ratio
     --------------

     American River Bankshares and Subsidiaries                  $  40,106         8.4%   $  34,529         9.0%
     Minimum regulatory requirement                              $  19,222         4.0%   $  15,419         4.0%

     American River Bank                                         $  42,191         8.8%   $  28,955         9.5%
     Minimum requirement for "Well-Capitalized" institution      $  23,986         5.0%   $  15,251         5.0%
     Minimum regulatory requirement                              $  19,189         4.0%   $  12,201         4.0%

     Tier 1 Risk-Based Capital Ratio
     -------------------------------

     American River Bankshares and Subsidiaries                  $  40,106         9.6%   $  34,529        11.6%
     Minimum regulatory requirement                              $  16,631         4.0%   $  11,877         4.0%

     American River Bank                                         $  42,191        10.2%   $  28,955        12.2%
     Minimum requirement for "Well-Capitalized" institution      $  24,898         6.0%   $  14,267         6.0%
     Minimum regulatory requirement                              $  16,599         4.0%   $   9,511         4.0%

     Total Risk-Based Capital Ratio
     ------------------------------

     American River Bankshares and Subsidiaries                  $  45,307        10.9%   $  38,244        12.9%
     Minimum regulatory requirement                              $  33,263         8.0%   $  23,773         8.0%

     American River Bank                                         $  47,382        11.4%   $  31,928        13.4%
     Minimum requirement for "Well-Capitalized" institution      $  41,497        10.0%   $  23,785        10.0%
     Minimum regulatory requirement                              $  33,198         8.0%   $  19,028         8.0%

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

15.  OTHER NONINTEREST INCOME AND EXPENSE

     Other noninterest income consisted of the following (dollars in thousands):

                                                      Year Ended December 31,
                                                 -------------------------------
                                                    2004       2003       2002
                                                 ---------  ---------  ---------

     Gain on life insurance death benefit        $     553
     Accounts receivable servicing fees (Note 8)       316  $     247  $     294
     Merchant fee income                               393        357        344
     Income from residential lending division          187        366        278
     Fees from lease brokerage services                  9        381        459
     Financial services income                          49         69         71
     Other                                             337        266        314
                                                 ---------  ---------  ---------

                                                 $   1,844  $   1,686  $   1,760
                                                 =========  =========  =========

     Other noninterest expense consisted of the following (dollars in thousands):

                                                      Year Ended December 31,
                                                 -------------------------------
                                                    2004       2003       2002
                                                 ---------  ---------  ---------

     Professional fees                           $     478  $     335  $     262
     Outsourced item processing                        383        361        359
     Telephone and postage                             280        275        278
     Advertising and promotion                         288        198        200
     Donations                                         527         26         18
     Stationery and supplies                           262        175        212
     Directors' compensation                           518        353        248
     Other operating expenses                        1,186        946        757
                                                 ---------  ---------  ---------

                                                 $   3,922  $   2,669  $   2,334
                                                 =========  =========  =========

16.  EMPLOYEE BENEFIT PLANS

     American River Bankshares 401(k) Plan
     -------------------------------------

     The American River Bankshares 401(k) Plan commenced January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participants' contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions (made after January 1, 2004) are 100% vested upon entering the plan. Employer contributions made prior to January 1, 2004 vest at a rate of 20% per year over a five year period. Employer contributions totaled $169,000, $116,000 and $109,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Employee Stock Purchase Plan
     ----------------------------

     The Company is the administrator of an Employee Stock Purchase Plan which allows employees to purchase the Company's stock at fair market value as of the date of purchase. The Company bears all costs of administering the Plan, including broker's fees, commissions, postage and other costs actually incurred.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

16.  EMPLOYEE BENEFIT PLANS (Continued)

     American River Bankshares Deferred Compensation Plan
     ----------------------------------------------------

     The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a Committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and funds the interest earned on participant deferrals at a rate based on U.S. Government Treasury rates. Deferred compensation, including interest earned, totaled $851,000, $615,000 and $437,000 at December 31, 2004, 2003 and 2002, respectively.

     Salary Continuation Plan
     ------------------------

     In 2003, the Company entered into agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives' expected final payment dates in a systematic and rational manner. At the balance sheet date, the amount of accrued benefits approximates the then present value of the benefits expected to be provided at retirement. The expense recognized under this plan totaled $29,000 and $42,000 for the years ended December 31, 2004 and 2003, respectively.

     Under these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $4,895,000 and $1,641,000 at December 31, 2004 and 2003, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Income on these policies, net of expense, totaled approximately $69,000 and $27,000 for the years ended December 31, 2004 and 2003, respectively.

17.  RELATED PARTY TRANSACTIONS

     During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2004 (dollars in thousands):

     Balance, January 1, 2004                                      $    8,538

          Disbursements                                                   699
          Amounts repaid                                                2,189
                                                                   ----------

     Balance, December 31, 2004                                    $    7,048
                                                                   ==========

     Undisbursed commitments to related parties,
          December 31, 2004                                        $       61
                                                                   ==========

     The Company also leases two branch facilities from current and former members of the Company's Board of Directors. Rental payments to the Directors totaled $112,000, $109,000 and $106,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

18.  OTHER COMPREHENSIVE (LOSS) INCOME

     At December 31, 2004, 2003 and 2002, the Company had other comprehensive loss or income as follows (dollars in thousands):

                                                                                          Tax
                                                             Before        Benefit       After
                                                              Tax         (Expense)       Tax
                                                           ----------    ----------    ----------
     For the Year Ended December 31, 2004
     ------------------------------------

     Other comprehensive loss:
       Unrealized holding losses                           $     (588)   $      256    $     (332)
       Less reclassification adjustment for realized
          losses included in net income                           (38)           15           (23)
                                                           ----------    ----------    ----------

                                                           $     (550)   $      241    $     (309)
                                                           ==========    ==========    ==========

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
                                                           ==========    ==========    ==========

19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2004 and 2003:

     Cash and cash equivalents: For cash and cash equivalents, the carrying amount is estimated to be fair value.

     Interest-bearing deposits in banks: The fair values of interest-bearing deposits in banks are estimated by discounting their future cash flows using rates at each reporting date for instruments with similar remaining maturities offered by comparable financial institutions.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

     Short-term and long-term borrowings: The fair value of short-term borrowings is estimated to be the carrying amount. The fair value of long-term borrowings is estimated using a discounted cash flow analysis using interest rates currently available for similar debt instruments.

     Commitments to extend credit: The fair value of commitments are based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at December 31, 2004 and 2003.

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                  December 31, 2004         December 31, 2003
                                               -----------------------   -----------------------
                                                             Estimated                 Estimated
                                                Carrying       Fair       Carrying       Fair
                                                 Amount        Value       Amount       Value
                                               ----------   ----------   ----------   ----------
     Financial assets:
       Cash and due from banks                 $   28,115   $   28,115   $   29,797   $   29,797
       Federal Funds sold                           7,000        7,000
       Interest-bearing deposits in banks           5,939        5,901        4,650        4,656
       Investment securities                      157,244      157,369       89,846       89,902
       Loans and leases                           352,467      352,768      262,464      262,360
       FHLB and FRB stock                           2,158        2,158        1,546        1,546
       Accounts receivable servicing
          receivables                               2,409        2,409        1,778        1,778
       Accrued interest receivable                  2,504        2,504        1,557        1,557
       Cash surrender value of life
          insurance policies                        4,895        4,895        1,641        1,641

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                  December 31, 2004         December 31, 2003
                                               -----------------------   -----------------------
                                                             Estimated                 Estimated
                                                Carrying       Fair       Carrying       Fair
                                                 Amount        Value       Amount       Value
                                               ----------   ----------   ----------   ----------
     Financial liabilities:
       Deposits                                $  475,387   $  476,139   $  322,507   $  322,792
       Short-term borrowings                       24,457       24,457       34,654       34,654
       Long-term debt                               9,832       10,223        1,888        2,120
       Accrued interest payable                       553          553          225          225

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

20.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET

                           December 31, 2004 and 2003
                             (Dollars in thousands)


                                                         2004         2003
                                                      ----------   ----------
                             ASSETS

     Cash and due from banks                          $    2,654   $      402
     Investment in subsidiaries                           61,075       35,731
     Dividends receivable from subsidiaries                9,985          350
     Other assets                                            822          674
                                                      ----------   ----------

                                                      $   74,536   $   37,157
                                                      ==========   ==========

                         LIABILITIES AND
                      SHAREHOLDERS' EQUITY

     Liabilities:
       Dividends payable to shareholders              $      582   $      608
       Other liabilities                                  14,964        1,092
                                                      ----------   ----------

            Total liabilities                             15,546        1,700
                                                      ----------   ----------

     Shareholders' equity:
       Common stock                                       42,557       16,693
       Retained earnings                                  15,878       17,900
       Accumulated other comprehensive income,
          net of taxes                                       555          864
                                                      ----------   ----------

            Total shareholders' equity                    58,990       35,457
                                                      ----------   ----------

                                                      $   74,536   $   37,157
                                                      ==========   ==========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

20.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                          CONDENSED STATEMENT OF INCOME

              For the Years Ended December 31, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                    2004          2003          2002
                                                                ----------    ----------    ----------
     Income:
       Dividends declared by subsidiaries -
          eliminated in consolidation                           $   12,035    $      950    $    1,815
       Management fee from subsidiaries - eliminated
          in consolidation                                           2,193         1,781         1,242
       Other income                                                     20            10
                                                                ----------    ----------    ----------

            Total income                                            14,248         2,741         3,057
                                                                ----------    ----------    ----------

     Expenses:
       Salaries and employee benefits                                2,042         2,104         1,437
       Professional fees                                               107            93            72
       Directors' compensation                                         433           274           176
       Donations                                                       503
       Other expenses                                                  524           454           393
                                                                ----------    ----------    ----------

            Total expenses                                           3,609         2,925         2,078
                                                                ----------    ----------    ----------

            Income (loss) before equity in undistributed
              income of subsidiaries                                10,639          (184)          979

     Equity in undistributed (loss) income of subsidiaries          (5,355)        4,487         3,169
                                                                ----------    ----------    ----------

            Income before income taxes                               5,284         4,303         4,148

     Income tax benefit                                                543           438           311
                                                                ----------    ----------    ----------

            Net income                                          $    5,827    $    4,741    $    4,459
                                                                ==========    ==========    ==========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

20.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                       2004          2003          2002
                                                                    ----------    ----------    ----------
     Cash flows from operating activities:
       Net income                                                   $    5,827    $    4,741    $    4,459
       Adjustments to reconcile net income to net
          cash provided by operating activities:
            Undistributed losses (earnings) of subsidiaries              5,355        (4,487)       (3,169)
            Increase in dividends receivable from subsidiaries          (9,635)
            Increase in other assets                                      (149)          (47)         (532)
            Increase in other liabilities                                1,149           366           410
                                                                    ----------    ----------    ----------

              Net cash provided by operating activities                  2,547           573         1,168
                                                                    ----------    ----------    ----------

     Cash flows from financing activities:
       Cash dividends paid                                              (2,070)       (1,135)         (716)
       Exercise of stock options                                         1,959           653           236
       Cash paid to repurchase common stock                               (184)          (24)         (808)
       Cash paid for fractional shares in connection
          with stock dividends and stock splits                                           (7)           (8)
                                                                    ----------    ----------    ----------

              Net cash used in financing activities                       (295)         (513)       (1,296)
                                                                    ----------    ----------    ----------

              Net increase (decrease) in cash and cash
                equivalents                                              2,252            60          (128)

     Cash and cash equivalents at beginning of year                        402           342           470
                                                                    ----------    ----------    ----------

     Cash and cash equivalents at end of year                       $    2,654    $      402    $      342
                                                                    ==========    ==========    ==========


     Non-cash investing activities:
       Payable to Bank of Amador shareholders                       $   12,730
       Common stock issued in acquisition                           $   18,284

     Non-cash financing activities:
       Dividends declared and unpaid                                $      582    $      608    $      551

Selected Quarterly Information (Unaudited)
------------------------------------------------------------------------------------------------------------------
(In thousands, except per share and price range of common stock)
------------------------------------------------------------------------------------------------------------------

                                               March 31,          June 30,       September 30,        December 31,
------------------------------------------------------------------------------------------------------------------
                     2004

Interest income                                   $5,113             $5,356             $5,672             $6,495
Net interest income                                4,422              4,638              4,869              5,489
Provision for loan and lease losses                  198                231                266                200
Noninterest income                                   429              1,022                441                503
Noninterest expense                                2,749              3,463              2,814              2,687
Income before taxes                                1,904              1,966              2,230              3,105
Net income                                         1,160              1,427              1,339              1,901
------------------------------------------------------------------------------------------------------------------

Basic earnings per share                          $  .27              $ .32             $  .30              $ .40
Diluted earnings per share                           .25                .31                .29                .39
Cash dividends per share                             .11                .11                .11                .11
------------------------------------------------------------------------------------------------------------------
Price range, common stock                   $20.38-22.86       $18.57-22.27       $18.93-21.19       $18.10-20.00
==================================================================================================================

                     2003

Interest income                                   $4,810             $5,062             $4,953             $4,943
Net interest income                                4,057              4,299              4,266              4,244
Provision for loan and lease losses                  189                223                252                282
Noninterest income                                   526                565                645                517
Noninterest expense                                2,659              2,456              2,587              2,670
Income before taxes                                1,735              2,185              2,072              1,809
Net income                                         1,049              1,303              1,260              1,129
------------------------------------------------------------------------------------------------------------------

Basic earnings per share                          $  .26              $ .31             $  .29              $ .27
Diluted earnings per share                           .24                .29                .27                .25
Cash dividends per share                               -                .14                  -                .14
------------------------------------------------------------------------------------------------------------------
Price range, common stock                   $13.45-15.17       $13.88-16.35       $14.62-21.81       $16.43-22.52
==================================================================================================================

The earnings per share and price range have been adjusted for a 5% stock dividend in 2004 and for a 3 for 2 stock split in 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2004. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2004, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

     (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended December 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

     None.


PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

     The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

           (2.2) Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

           (3.1) Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

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

          (10.1) Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California. **

          (10.2) Lease agreement and addendum between American River Bank and Bradshaw Plaza Group each dated January 31, 2000, related to 9750 Business Park Drive, Sacramento, California. **

          (10.3) Lease agreement between American River Bank and Marjorie G. Taylor dated April 5, 1984, and addendum dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California. **

          (10.4) Lease agreement between American River Bank and Sandalwood Land Company dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California. **

         *(10.5)   Registrant's 1995 Stock Option Plan. **

         *(10.6) Form of Nonqualified Stock Option Agreement under the 1995 Stock Option Plan. **

         *(10.7) Form of Incentive Stock Option Agreement under the 1995 Stock Option Plan. **

         *(10.8) Registrant's Stock Option Gross-Up Plan and Agreement, as amended, dated May 20, 1998. **

         *(10.9)   Registrant's Deferred Compensation Plan dated May 1, 1998.
                   **

        *(10.10)   Registrant's Deferred Fee Plan dated April 1, 1998. **

        *(10.11) American River Bank Employee Severance Policy dated March 18, 1998. **

        *(10.12) Registrant's Incentive Compensation Plan for the Year Ended December 31, 2000, incorporated by reference from Exhibit
                   10.20 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed with the Commission on November 14, 2000.

        *(10.13)   First Amendment dated December 20, 2000, to the
                   Registrant's Deferred Compensation Plan dated May 1, 1998, incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000, filed with the Commission on April 2, 2001.

        *(10.14) Amendment No. 1 to the Registrant's Incentive Compensation Plan, incorporated by reference from Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the Commission on August 14, 2001.

         (10.15) Lease agreement and addendum between North Coast Bank, N.A. and Rosario LLC, each dated September 1, 1998, related to 50 Santa Rosa Avenue, Santa Rosa, California. **

         (10.16) Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

        *(10.17) Employment Agreement between Registrant and David T. Taber dated August 22, 2003, incorporated by reference from
                   Exhibit 10.30 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

         (10.18) Lease agreement between R & R Partners, A California General Partnership and North Coast Bank, N.A., dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 10.32 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

        *(10.19) Salary Continuation Agreement between American River Bank and Mitchell A. Derenzo dated August 22, 2003, incorporated by reference from Exhibit 10.33 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

        *(10.20) Salary Continuation Agreement between the Registrant and David T. Taber dated August 22, 2003, incorporated by reference from Exhibit 10.34 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

        *(10.21) Salary Continuation Agreement between American River Bank and Douglas E. Tow dated August 22, 2003, incorporated by reference from Exhibit 10.35 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

        *(10.22) Registrant's 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

         (10.23) First Amendment dated April 21, 2004, to the lease agreement between American River Bank and 520 Capitol Mall, Inc. dated August 19, 2003, related to 520 Capitol Mall, Suite 100 Sacramento, California, incorporated by reference from
                   Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

        *(10.24) Registrant's 401(k) Plan dated September 20, 2004, incorporated by reference from Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 12, 2004.

         (10.25) Agreement between Bank of Amador and the United States Postal Service, dated April 24, 2001, related to 424 Sutter Street, Jackson, California. ***

         (10.26)   Ground lease agreement between Bank of Amador and the James
                   B. Newman and Helen M. Newman, dated June 1, 1992, related to 26675 Tiger Creek Road, Pioneer, California. ***

        *(10.27) Salary Continuation Agreement between Bank of Amador and Larry D. Standing dated April 1, 2004, and related Endorsement Split Dollar Agreement dated April 1, 2004. ***

        *(10.28) Amended and Restated Director Retirement Agreement dated as of August 1, 2003, between Bank of Amador and Larry D. Standing. ***

        *(10.29) Employment Agreement between Registrant and Larry D. Standing dated December 3, 2004. ***

          (14.1)   Registrant's Code of Ethics, incorporated by reference from
                   Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

          (21.1) The Registrant's only subsidiaries are American River Bank and American River Financial.

          (23.1)   Consent of Perry-Smith LLP.

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

        **Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

        ***Incorporated by reference to registrant's Registration Statement on Form S-4 (No. 333-119085) filed with the Commission on September 17, 2004.

     An Annual Report for the fiscal year ended December 31, 2004 and Notice of Annual Meeting and Proxy Statement for the Company's 2005 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN RIVER BANKSHARES



March 16, 2005                      By: /s/ DAVID T. TABER
--------------                      ----------------------
                                    David T. Taber
                                    Chief Executive Officer
                                    (Principal Executive Officer)


March 16, 2005                      By: /s/ MITCHELL A. DERENZO
--------------                      ---------------------------
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

           Signature                        Title                       Date

/s/ CHARLES D. FITE                   Director, Chairman              3/16/05
---------------------------------
Charles D. Fite

/s/ ROGER J. TAYLOR                   Director, Vice Chairman         3/16/05
---------------------------------
Roger J. Taylor

/s/ AMADOR S. BUSTOS                  Director                        3/17/05
---------------------------------
Amador S. Bustos

/s/ ROBERT J. FOX                     Director                        3/16/05
---------------------------------
Amador S. Bustos

/s/ SAM J. GALLINA                    Director                        3/16/05
---------------------------------
Sam J. Gallina

/s/ WILLIAM A. ROBOTHAM               Director                        3/16/05
---------------------------------
William A. Robotham

/s/ DAVID T. TABER                    Director                        3/16/05
---------------------------------
David T. Taber

/s/ STEPHEN H. WAKS                   Director                        3/16/05
---------------------------------
Stephen H. Waks

/s/ MICHAEL A. ZIEGLER                Director                        3/16/05
---------------------------------
Michael A. Ziegler

                                  EXHIBIT INDEX


Exhibit Number                     Description                            Page
--------------------------------------------------------------------------------

23.1               Consent of Perry-Smith LLP                              88

31.1               Certifications of Chief Executive Officer
                   pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002                                             89

31.2               Certifications of Chief Financial Officer
                   pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002                                             90

32.1               Certification of American River Bankshares
                   Chief Executive Officer and Chief Financial
                   Officer pursuant to Section 906 of the Sarbanes-
                   Oxley Act of 2002                                       91