Form 10-Q
period 2005-03-31
AMERICAN RIVER BANKSHARES
filed 2005-05-05
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended     March 31, 2005
                                             --------------

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

No par value Common Stock - 5,351,299 shares outstanding at May 5, 2005.



                                  Page 1 of 35
                 The Index to the Exhibits is located at Page 32

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.


                           AMERICAN RIVER BANKSHARES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (Dollars in thousands, except number of shares)

                                                                            March 31,     December 31,
                                                                              2005            2004
                                                                          ------------    ------------
ASSETS
Cash and due from banks                                                   $     31,505    $     28,115
Federal funds sold                                                                  --           7,000
Interest-bearing deposits in banks                                               6,035           5,939
Investment securities:
   Available-for-sale, (amortized cost: 2005--$114,527; 2004--$115,161)        113,902         116,041
   Held-to-maturity (market value: 2005--$39,431; 2004--$41,328)                39,557          41,203
Loans and leases, less allowance for loan and lease losses of
   $5,676 at March 31, 2005 and $5,496 at December 31, 2004                    354,084         352,467
Premises and equipment, net                                                      1,831           1,876
Federal Home Loan Bank stock                                                     1,910           2,158
Accounts receivable servicing receivables, net                                   2,256           2,409
Goodwill and other intangible assets                                            18,247          18,329
Accrued interest receivable and other assets                                    11,249          11,129
                                                                          ------------    ------------
                                                                          $    580,576    $    586,666
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                                  $    146,786    $    143,710
     Interest bearing                                                          329,580         331,677
                                                                          ------------    ------------
             Total deposits                                                    476,366         475,387

Short-term borrowed funds                                                       29,258          24,457
Long-term debt                                                                   9,816           9,832
Accrued interest payable and other liabilities                                   6,114          18,000
                                                                          ------------    ------------

             Total liabilities                                                 521,554         527,676
                                                                          ------------    ------------

Commitments and contingencies (Note 3)
Shareholders' equity:
    Common stock - no par value; 20,000,000 shares
       authorized; issued and outstanding - 5,351,160 shares
       shares at March 31, 2005 and 5,314,732 at December 31, 2004              42,132          42,557
    Retained earnings                                                           17,260          15,878
    Accumulated other comprehensive (loss) income (Note 5)                        (370)            555
                                                                          ------------    ------------

            Total shareholders' equity                                          59,022          58,990
                                                                          ------------    ------------
                                                                          $    580,576    $    586,666
                                                                          ============    ============

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(Dollars in thousands, except per share data)
For the three month periods ended March 31,

                                                                          2005         2004
                                                                       ----------   ----------
Interest income:
    Interest and fees on loans                                         $    6,202   $    4,280
    Interest on Federal funds sold                                              6           --
    Interest on deposits in banks                                              40           29
    Interest and dividends on investment securities:
       Taxable                                                              1,208          673
       Exempt from Federal income taxes                                       210          123
       Dividends                                                                8            8
                                                                       ----------   ----------
         Total interest income                                              7,674        5,113
                                                                       ----------   ----------
Interest expense:
    Interest on deposits                                                    1,121          556
    Interest on short-term borrowings                                         160          105
    Interest on long-term debt                                                 78           30
                                                                       ----------   ----------
          Total interest expense                                            1,359          691
                                                                       ----------   ----------

          Net interest income                                               6,315        4,422

Provision for loan and lease losses                                           217          198
                                                                       ----------   ----------
       Net interest income after provision for loan and lease losses        6,098        4,224
                                                                       ----------   ----------

Noninterest income                                                            581          429
                                                                       ----------   ----------

Noninterest expense:
    Salaries and employee benefits                                          1,725        1,575
    Occupancy                                                                 301          205
    Furniture and equipment                                                   227          180
    Other expense                                                           1,075          789
                                                                       ----------   ----------
          Total noninterest expense                                         3,328        2,749
                                                                       ----------   ----------

          Income before income taxes                                        3,351        1,904

Income taxes                                                                1,300          744
                                                                       ----------   ----------

          Net income                                                   $    2,051   $    1,160
                                                                       ==========   ==========

Basic earnings per share (Note 4)                                      $      .38   $      .27
                                                                       ==========   ==========
Diluted earnings per share (Note 4)                                    $      .37   $      .25
                                                                       ==========   ==========

   See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except number of shares) (Unaudited)

                                                   Common Stock                         Accumulated
                                             ------------------------                     Other
                                                                          Retained     Comprehensive   Shareholders'   Comprehensive
                                               Shares        Amount       Earnings     Income (Loss)      Equity          Income
                                             ----------    ----------    ----------    ------------    ------------    ------------
Balance, January 1, 2004                      4,055,260        16,693        17,900             864          35,457

Comprehensive income (Note 5):
   Net income                                                                 5,827                           5,827    $      5,827
   Other comprehensive loss, net of tax:
       Change in unrealized gains on
         available-for-sale investment
         securities                                                                            (309)           (309)           (309)
                                                                                                                       ------------

         Total comprehensive income                                                                                    $      5,518
                                                                                                                       ============

Shares issued in acquisition                    775,548        18,284                                        18,284
Cash dividends ($0.44 per share)                                             (2,044)                         (2,044)
5% stock dividend                               252,392         5,805        (5,805)
Stock options exercised                         263,446         1,959                                         1,959
Retirement of common stock                      (31,914)         (184)                                         (184)
                                             ----------    ----------    ----------    ------------    ------------    ------------

Balance, December 31, 2004                    5,314,732        42,557        15,878             555          58,990

Comprehensive income (Note 5):
   Net income                                                                 2,051                           2,051    $      2,051
   Other comprehensive loss, net of tax:
       Change in unrealized gains on
         available-for-sale investment
         securities                                                                            (925)           (925)           (925)
                                                                                                                       ------------

          Total comprehensive income                                                                                   $      1,126
                                                                                                                       ============

Cash dividends ($0.125 per share)                                              (669)                           (669)
Fractional shares redeemed                           (1)          (16)                                          (16)
Stock options exercised                          81,738           587                                           587
Retirement of common stock                      (45,309)         (996)                                         (996)
                                             ----------    ----------    ----------    ------------    ------------

Balance, March 31, 2005                       5,351,160    $   42,132    $   17,260    $       (370)   $     59,022
                                             ==========    ==========    ==========    ============    ============

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(Dollars in thousands)
For the three months ended March 31,

                                                                             2005          2004
                                                                          ----------    ----------
Cash flows from operating activities:
    Net income                                                            $    2,051    $    1,160
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan and lease losses                                     217           198
         Decrease in deferred loan origination fees, net                         (91)          (34)
         Depreciation and amortization                                           255           129
         Net amortization of investment security
              premiums                                                           362           300
         Gain on sale of securities                                              (43)
         Gain on sale of equipment                                                --            --
         Increase (decrease) in accrued interest
              receivable and other assets                                        498          (108)
         Increase in cash surrender value of life insurance                      (44)           --
              polices
         Decrease in accrued interest payable
              and other liabilities                                          (11,973)         (406)
                                                                          ----------    ----------

                    Net cash (used in) provided by operating activities       (8,768)        1,239
                                                                          ----------    ----------

Cash flows from investing activities:
         Proceeds from the sale of available-for-sale
                investment securities                                          1,757            --
         Proceeds from called available-for-sale investment
                securities                                                        --            --
         Proceeds from matured available-for-sale investment
                securities                                                     1,250         1,000
         Purchases of held-to-maturity investment
             securities                                                       (1,056)       (2,080)
         Purchases of available-for-sale investment securities                (3,476)         (305)
         Proceeds from principal repayments for available-
                for-sale mortgage-related securities                             992           470
         Proceeds from principal repayments for held-to-
                maturity mortgage-related securities                           2,494         1,127
         Net increase in interest-bearing deposits in banks                      (96)         (198)
         Net increase in loans                                                (1,742)       (9,723)
         Net decrease in accounts receivable
                servicing receivables                                            153            64
         Proceeds from the sale of equipment                                      --            --
         Purchases of equipment                                                 (122)         (228)
         Net decrease in FHLB and FRB stock                                      248           106
                                                                          ----------    ----------

                    Net cash provided by (used in) investing activities          402        (9,767)
                                                                          ----------    ----------


    Cash flows from financing activities:
         Net increase in demand, interest-bearing
             and savings deposits                                         $      412    $    9,824
         Net increase (decrease) in time deposits                                567           (54)
         Net decrease in long-term debt                                          (16)          (13)
         Net increase (decrease) in short-term borrowings                      4,801        (3,800)
         Payment of cash dividends                                              (583)         (613)
         Cash paid to repurchase common stock                                   (996)         (118)
         Cash paid for fractional shares                                         (16)           --
          Exercise of stock options                                              587         1,288
                                                                          ----------    ----------

                   Net cash provided by financing
                 activities                                                    4,756         6,514
                                                                          ----------    ----------

              Decrease in cash and cash
                   equivalents                                                (3,610)       (2,014)

Cash and cash equivalents at beginning of year                                35,115        29,797
                                                                          ----------    ----------

Cash and cash equivalents at end of period                                $   31,505    $   27,783
                                                                          ==========    ==========

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at March 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for the three-month periods ended March 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 annual report on Form 10-K. The results of operations for the three-month period ended March 31, 2005 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

At March 31, 2005, the Company had two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, stock-based compensation cost is only reflected in net income when options granted under these plans have an exercise price less than the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              2005            2004
                                                          ------------    ------------
         (Dollars in thousands, except per share data)
         Net income, as reported                          $      2,051    $      1,160
         Deduct: Total stock-based compensation expense
           determined under the fair value based method
           for all awards, net of related tax effects              (16)            (13)
                                                          ------------    ------------

         Pro forma net income                             $      2,035    $      1,147
                                                          ============    ============

         Basic earnings per share - as reported           $       0.38    $       0.27
         Basic earnings per share - pro forma             $       0.38    $       0.27

         Diluted earnings per share - as reported         $       0.37    $       0.25
         Diluted earnings per share - pro forma           $       0.37    $       0.25

The fair value of each option granted during the three-month period ended March 31, 2005 is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions:

         Dividend yield                                             2.27%
         Expected life                                            7 years
         Expected volatility                                       83.15%
         Risk-free rate                                             3.96%
         Weighted average fair value of options granted
           during the period                                       $6.80

There were no options granted during the three-month period ended March 31, 2004.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $120,095,000 and standby letters of credit of $3,444,000 at March 31, 2005. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2005.

Approximately $14,122,000 of the loan commitments outstanding at March 31, 2005 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being fully drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial clients and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at March 31, 2005 or March 31, 2004.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,338,462 shares for the three-month period ended March 31, 2005, and 4,347,780 shares for the three-month period ended March 31, 2004). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (131,814 shares for the three-month period ended March 31, 2005 and 247,649 for the three-month period ended March 31, 2004). Earnings per share is retroactively adjusted for stock splits and stock dividends for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized (losses) gains on available-for-sale investment securities of $(925,000) for the three-month period ended March 31, 2005 and $236,000 for the three-month period ended March 31, 2004. Comprehensive income was $1,126,000 for the three-month period ended March 31, 2005 and $1,396,000 for the three-month period ended March 31, 2004.

6. BORROWING ARRANGEMENTS

The Company has a total of $48,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2005 or December 31, 2004.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances totaling $39,074,000 were outstanding from the FHLB at March 31, 2005, bearing interest rates ranging from 1.41% to 6.13% and maturing between April 1, 2005 and December 21, 2007. Advances totaling $34,289,000 were outstanding from the FHLB at December 31, 2004, bearing interest rates ranging from 1.29% to 6.13% and maturing between January 24, 2005 and December 21, 2007. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2005 and December 31, 2004 totaled $8,864,000 and $16,071,000, respectively.

7. INVESTMENT SECURITIES

Investment securities with unrealized losses at March 31, 2005 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

   --------------------------------------------------------------------------------------------------------------------------------
                                                       Less than 12 Months        Greater than 12 Months            Total
   --------------------------------------------------------------------------------------------------------------------------------
                                                      Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                                      Value         Loss          Value         Loss          Value         Loss
   --------------------------------------------------------------------------------------------------------------------------------
   Available-for-Sale:
   --------------------------------------------------------------------------------------------------------------------------------
       U.S. Treasury securities and agencies       $   31,059    $     (364)   $    3,943    $      (99)   $   35,002    $     (463)
   --------------------------------------------------------------------------------------------------------------------------------
       Mortgage-backed securities                      28,839          (501)        6,270          (100)       35,109          (601)
   --------------------------------------------------------------------------------------------------------------------------------
       Obligations of state and political
         subdivisions                                  17,020          (236)          543           (14)       17,563          (250)
   --------------------------------------------------------------------------------------------------------------------------------
       Corporate debt securities                          355            (1)           --            --           355            (1)
   --------------------------------------------------------------------------------------------------------------------------------
       Corporate stock                                      1            (1)          227           (23)          228           (24)
   --------------------------------------------------------------------------------------------------------------------------------
                                                   $   77,274    $   (1,103)   $   10,983    $     (236)   $   88,257    $   (1,339)
   --------------------------------------------------------------------------------------------------------------------------------

   --------------------------------------------------------------------------------------------------------------------------------
   Held-to-Maturity:
   --------------------------------------------------------------------------------------------------------------------------------
       Mortgage-backed securities                  $   24,476    $     (174)   $    1,582    $      (44)   $   26,058    $     (218)
   --------------------------------------------------------------------------------------------------------------------------------

Management periodically evaluates each investment security in a loss position for other than temporary impairment relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and is due only to interest rate fluctuations.

8. ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule amending the effective date of FAS 123(R) from the first reporting period after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006, for the Company. Management believes that the effect of FAS 123 (R) will be consistent with its pro forma disclosures included in Note 2 to the Unaudited Consolidated Financial Statements in Item 1 - Financial Statements.

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

This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. In management's opinion, the adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of American River Bankshares.

         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts between December 31, 2004 and March 31, 2005 and its income and expense accounts for the three-month periods ended March 31, 2005 and 2004. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and the consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan and lease losses, expenses, changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2004 and its 2005 reports filed on Form 8-K.

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

         The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk or loss events occur. The analysis of the allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since our analysis of risk and loss potential is updated regularly, the errors that might otherwise occur are mitigated. The use of factors and ranges is inherently subjective and our actual losses could be greater or less than the estimates. The Company's goal is to maintain an allowance for loan and lease losses that is between the lower and upper ranges as described above. If the allowance for loan and lease losses falls below the lower range of adequate reserves (by reason of loan and lease growth, actual losses, the effect of changes in risk ratings, or some combination of these factors), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short term, so that it would again fall within the lower and upper acceptable ranges. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses Activity" discussion later in this Item 2.

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

         In January 1, 2006, the Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and forfeiture rates and the risk-free interest rate.

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company will perform an impairment evaluation of the goodwill, recorded as a result of the Bank of Amador acquisition, in the fourth quarter of 2005. While the Company believes all assumptions utilized in its prior assessments of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 1545 River Park Drive, Suite 107, Sacramento, California 95815 and its telephone number is (916) 565-6100. The Company employed an equivalent of 122 full-time employees as of March 31, 2005.

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

         On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices as "Bank of Amador, a division of American River Bank" within its primary service area of Amador County, in the communities of Jackson, Pioneer and Ione. The business combination was accounted for under the purchase method of accounting and accordingly the results of their operations have been included in the consolidated financial statements of the Company since the date of acquisition.

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

Overview

            The Company recorded net income of $2,051,000 for the quarter ended March 31, 2005, which was $891,000 above the $1,160,000 reported for the same period of 2004. Diluted earnings per share for the first quarter of 2005 were $0.37 versus $0.25 for the first quarter of 2004. The return on average equity
(ROAE) and the return on average assets (ROAA) for the first quarter of 2005 were 14.08% and 1.43%, respectively, as compared to 12.96% and 1.17%, respectively, for the same period in 2004.

            Total assets of the Company decreased by $6,090,000 (1.0%) from $586,666,000 at December 31, 2004 to $580,576,000 at March 31, 2005. Net loans totaled $354,084,000 at March 31, 2005, up $1,617,000 (0.5%) from the
$352,467,000 at December 31, 2004. Deposit balances at March 31, 2005 totaled $476,366,000, up $979,000 (0.2%) from $475,387,000 at December 31, 2004.

            The Company ended the first quarter of 2005 with a Tier 1 capital ratio of 9.9% and a total risk-based capital ratio of 11.1% versus 9.6% and 10.9%, respectively, at December 31, 2004.

            Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
--------------------------------------------------------------------------------
                                                     For the three months
                                                         ended March 31
                                                 -----------------------------
(Dollars in thousands)                               2005             2004
                                                 ------------     ------------

Net interest income*                             $      6,389     $      4,467
Provision for loan losses                                (217)            (198)
Noninterest income                                        581              429
Noninterest expense                                    (3,328)          (2,749)
Provision for income taxes                             (1,300)            (744)
Tax equivalent adjustment                                 (74)             (45)
                                                 ------------     ------------

Net income                                       $      2,051     $      1,160
                                                 ============     ============

--------------------------------------------------------------------------------
Average total assets                             $    580,293     $    397,332
Net income (annualized) as a percentage
  of average total assets                                1.43%            1.17%

--------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 4.96% for the three months ended March 31, 2005 and 4.94% for the three months ended March 31, 2004.

         The fully taxable equivalent interest income component increased from $5,158,000 for the three months ended March 31, 2004 to $7,748,000 for the three months ended March 31, 2005, representing a 50.2% increase. The increase in the fully taxable equivalent interest income for the first three months of 2005 compared to the same period in 2004 is broken down by rate (up $523,000) and volume (up $2,067,000). The rate increase can be attributed to increases implemented by the Company during the latter half of 2004 and continuing through the first quarter of 2005 in response to Federal Reserve Board (the "FRB") increases in the Federal funds and Discount rates. The effects of seven such rate increases by the FRB since June 2004, resulted in a 32 basis point increase in the yield on average earning assets from 5.70% for the first quarter of 2004 to 6.02% during the first quarter of 2005. The volume increase was the result of a 43.4% increase in average earning assets. Average loan balances were up $88,987,000 (33.1%) in 2005 over the balances in 2004, while average investment securities balances were up $69,196,000 (72.7%). The increase in average loans is the result of the December 2004 Bank of Amador acquisition, concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market. The increase in investment securities is primarily due to the December 2004 Bank of Amador acquisition and the Company investing its excess funds in investment securities. The excess funds were created by an increase in deposit balances and other borrowings.

         Interest expense increased $668,000 (99.7%) during the first quarter of 2005 compared to the first quarter of 2004. The average balances of interest bearing liabilities were $109,544,000 (42.8%) higher in 2005 versus 2004. The higher balances accounted for a $274,000 increase in interest expense. The higher average balances in interest bearing balances was created by internal growth in the Company's deposits and deposits acquired from the Bank of Amador acquisition. Increased rates accounted for an additional $394,000 in interest expense for the three-month period. The increase in rates paid on interest bearing liabilities was a result of the higher interest rate environment over the past twelve months. Rates paid on interest bearing liabilities increased 42 basis points on a quarter-over-quarter basis from 1.09% to 1.51%.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
-------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                          2005                                     2004
                                     -------------------------------------    -------------------------------------

(Taxable Equivalent Basis)              Avg                         Avg          Avg                         Avg
(In thousands, except percentages)    Balance       Interest     Yield (4)     Balance       Interest     Yield (4)
                                     ----------    ----------   ----------    ----------    ----------   ----------
Assets:
Earning assets:
  Loans and leases (1)               $  357,719    $    6,202         7.03%   $  268,732    $    4,280         6.41%
  Taxable investment
     Securities                         133,731         1,208         3.66%       78,349           673         3.45%
  Tax-exempt investment
     securities (2)                      23,055           281         4.94%       11,323           165         5.86%
  Corporate stock                           572            11         7.80%          795            11         5.57%
  Federal funds sold                      1,144             6         2.13%           --            --         0.00%
  Investments in time deposits            5,841            40         2.78%        4,779            29         2.44%
                                     ----------    ----------                 ----------    ----------
Total earning assets                    522,062         7,748         6.02%      363,978         5,158         5.70%
                                                   ----------                               ----------
Cash & due from banks                    28,239                                   27,348
Other assets                             35,554                                   10,073
Allowance for loan & lease losses        (5,562)                                  (4,067)
                                     ----------                               ----------
                                     $  580,293                               $  397,332
                                     ==========                               ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $  181,273           449         1.00%   $  132,961           232         0.70%
  Savings                                39,051            37         0.38%       18,345             9         0.20%
  Time deposits                         107,211           635         2.40%       70,365           315         1.80%
  Other borrowings                       37,692           238         2.56%       34,012           135         1.60%
                                     ----------    ----------                 ----------    ----------
Total interest bearing
  liabilities                           365,227         1,359         1.51%      255,683           691         1.09%
                                                   ----------                               ----------
Demand deposits                         148,836                                  101,561
Other liabilities                         7,162                                    4,076
                                     ----------                               ----------
Total liabilities                       521,225                                  361,320
Shareholders' equity                     59,068                                   36,012
                                     ----------                               ----------
                                     $  580,293                               $  397,332
                                     ==========                               ==========
Net interest income & margin (3)                   $    6,389         4.96%                 $    4,467         4.94%
                                                   ==========   ==========                  ==========   ==========

(1) Loan and lease interest includes loan fees of $260,000 and $167,000 during the three months ended March 31, 2005 and March 31, 2004, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter and annualized to actual days in year.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and
              Expenses
--------------------------------------------------------------------------------
(In thousands) Three Months Ended March 31, 2005 over 2004
Increase (decrease) due to change in:

Interest-earning assets:                    Volume       Rate (4)     Net Change
                                          ----------    ----------    ----------
   Net loans and leases (1)(2)            $    1,417    $      505    $    1,922
   Taxable investment securities                 476            59           535
   Tax exempt investment securities (3)          171           (55)          116
   Corporate stock                                (3)            3            --
   Federal funds sold                             --             6             6
   Investment in time deposits                     6             5            11
                                          ----------    ----------    ----------
     Total                                     2,067           523         2,590
                                          ----------    ----------    ----------

Interest-bearing liabilities:
   Demand deposits                                84           133           217
   Savings deposits                               10            18            28
   Time deposits                                 165           155           320
   Other borrowings                               15            88           103
                                          ----------    ----------    ----------
     Total                                       274           394           668
                                          ----------    ----------    ----------
Interest differential                     $    1,793    $      129    $    1,922
                                          ==========    ==========    ==========
--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans.
(2) Loan fees of $260,000 and $167,000 during the three months ending March 31, 2005 and March 31, 2004, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $217,000 for loan and lease losses for the first quarter of 2005 as compared to $198,000 for the first quarter of 2004. Net loan and lease charge-offs for the three months ended March 31, 2005 were $37,000 or ..04% (on an annualized basis) of average loans and leases as compared to charge-offs of $49,000 or .07% (on an annualized basis) for the three months ended March 31, 2004.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
--------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2005         2004
--------------------------------------------------------------------------------
Service charges on deposit accounts                      $      168   $      141
Accounts receivable servicing fees                               90           66
Gain on sale of securities                                       43           --
Merchant fee income                                             106           84
Income from residential lending                                  53           37
Bank owned life insurance                                        45           16
Other                                                            76           85
--------------------------------------------------------------------------------
           Total noninterest income                      $      581   $      429
--------------------------------------------------------------------------------

         Noninterest income was up $152,000 (35.4%) to $581,000 for the three months ended March 31, 2005 as compared to $429,000 for the three months ended March 31, 2004. The increase in noninterest income for the quarter can be attributed to increases in service charges (up $30,000 or 21.7%), merchant fee income (up $22,000 or 26.2%), fees from accounts receivable servicing (up $24,000 or 36.4%), income from bank owned life insurance (up $29,000 or 181.3%), and a gain on sale of securities of $43,000.

Noninterest Expense

         Noninterest expense increased $579,000 (21.1%) to a total of $3,328,000 in the first quarter of 2005 versus the $2,749,000 recorded in the first quarter of 2004. Salary and employee benefits increased $150,000 (9.5%). The salaries component, which include commissions, increased $235,000 mainly as a result of expenses related to the new employees retained in the December 2004 Bank of Amador acquisition. At March 31, 2005, the Company and its subsidiaries employed 122 persons on a full-time equivalent basis as compared to 105 at March 31, 2004. The employee benefits and taxes component also increased (up $132,000) as a result of the increase in employees. These increases were offset by higher loan costs of $216,000. The loan costs are derived from recording new loans and are recorded as a reduction to compensation expense. The increase in the first quarter of 2005 is attributed to recording a higher number of loans in 2005 as compared to 2004. On a quarter-over-quarter basis, occupancy expenses were up $96,000 or 46.8%. The increase is related to the three new facilities acquired in the Bank of Amador acquisition and a full quarter of expense related to the branch office in downtown Sacramento, which opened during the last part of the first quarter in 2004. Furniture and equipment increased $47,000 or 26.1% during the first quarter of 2005 as compared to the first quarter of 2004. The increase in furniture and equipment relates to the new facilities described above. Other expenses for the first quarter of 2005 were $1,075,000, an increase of $286,000 (36.2%) over the prior year quarter. Included in other expenses are professional fees (up $65,000 or 68.4%), stationery and supplies (up $16,000 or 23.9%), telephone (up $17,000 or 40.5%) and the amortization of the core deposit premium related to the Bank of Amador acquisition (up $89,000 from zero). Professional fees, which includes accounting, legal and other professional services, was up primarily due to retainer fees paid to a deposit gathering relationship established in 2004 ($34,000) and higher fees for compliance with SEC rules as well as general corporate matters. The increase in stationery and supplies and telephone is due mainly to the new locations described above. The efficiency ratios (fully taxable equivalent) for the 2005 and 2004 first quarters were 47.8% and 56.2%, respectively.

Provision for Income Taxes

         The effective tax rate for the first quarter of 2005 was 38.8% versus 39.1% for the first quarter of 2004.

Balance Sheet Analysis

         The Company's total assets were $580,576,000 at March 31, 2005 as compared to $586,666,000 at December 31, 2004, representing a decrease of 1.0%. The average balance of total assets for the three months ended March 31, 2005 was $580,293,000, which represents an increase of $182,951,000 or 46.0% over the average balance of $397,332,000 for the three-month period ended March 31, 2004.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At March 31, 2005, these categories accounted for approximately 20%, 45%, 1%, 26%, 1%, 3%, 2% and 2%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 19%, 46%, 1%, 25%, 1%, 3%, 2% and 3% at December 31, 2004. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, were offset by higher than normal loan paydowns and payoffs. The loan activity during the period resulted in net increases in balances for commercial loans ($3,476,000 or 5.2%) and real estate construction ($4,359,000 or 4.8%). Despite the increased loan activity and the new borrowers, the Company experienced a decrease in commercial real estate ($4,830,000 or 2.9%), lease financing receivable ($756,000 or 7.6%), and consumer ($440,000 or 4.7%) as a result of normal paydowns and higher than normal payoffs. Table Five below summarizes the composition of the loan portfolio as of March 31, 2005 and December 31, 2004.

Table Five: Loan and Lease Portfolio Composition
--------------------------------------------------------------------------------
                                                    March 31,      December 31,
(In thousands)                                         2005            2004
--------------------------------------------------------------------------------
Commercial                                         $     70,340    $     66,864
Real estate:
   Commercial                                           161,433         166,263
   Multi-family                                           2,633           2,660
   Construction                                          94,521          90,162
   Residential                                            5,209           5,236
Lease financing receivable                                9,238           9,994
Agriculture                                               8,203           8,252
Consumer                                                  8,977           9,417
-------------------------------------------------------------------------------
Total loans and leases                                  360,554         358,848
Deferred loan and lease fees, net                          (794)           (885)
Allowance for loan and lease losses                      (5,676)         (5,496)
-------------------------------------------------------------------------------
Total net loans and leases                         $    354,084    $    352,467
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

         Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank's business is focused in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base. American River Bank operates in Sonoma County, through North Coast Bank, a division of American River Bank, whose business is focused on businesses within the three communities in which it has offices (Santa Rosa, Windsor, and Healdsburg) and in Amador County, through Bank of Amador, a division of American River Bank, whose business is focused on businesses and consumers within the three communities in which it has offices (Jackson, Pioneer, and Ione) as well as a diversified residential construction loan business in numerous Northern California counties. The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 73.2% of the Company's loan and lease portfolio at March 31, 2005. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         At March 31, 2005, non-performing loans and leases were 0.10% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $375,000 at March 31, 2005 and $247,000 at December 31, 2004. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2005 or December 31, 2004. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms or that would result in a material loss to the Company. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2005 and December 31, 2004.

Table Six:  Non-Performing Loans
--------------------------------------------------------------------------------
                                                       March 31,    December 31,
(In thousands)                                           2005           2004
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                        $         --   $         --
   Real estate                                                167             --
   Lease financing receivable                                  --             11
   Consumer and other                                           9             --
--------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                                  52             52
   Real estate                                                 30            113
   Lease financing receivable                                  68             71
   Consumer and other                                          49             --
--------------------------------------------------------------------------------
Total non-performing loans                           $        375   $        247
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

         It is the policy of management to maintain the allowance for loan and lease losses at a level adequate for known and inherent risks in the portfolio. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan and lease losses and the allowance for loan and lease losses are prudent and adequate. Adjustments may be made based on differences from estimated loan and lease growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans and leases charged off in future periods can be made with any certainty. The allowance for loan and lease losses totaled $5,676,000 or 1.58% of total loans and leases at March 31, 2005 and $5,496,000 or 1.54% of total loans and leases at December 31, 2004. Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Seven: Allowance for Loan and Lease Losses
-----------------------------------------------------------------------------------
(In thousands, except for percentages)                          Three Months
                                                                   Ended
                                                                  March 31,
                                                          -------------------------
                                                             2005           2004
-----------------------------------------------------------------------------------
Average loans and leases outstanding                      $  357,719     $  268,732
-----------------------------------------------------------------------------------

Allowance for possible loan and lease losses at
beginning of period                                       $    5,496     $    3,949

Loans and leases charged off:
   Commercial                                                     --             --
   Real estate                                                    --             --
   Consumer                                                       --             --
   Lease financing receivable                                    (38)          (103)
-----------------------------------------------------------------------------------
Total                                                            (38)          (103)
-----------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off:
   Commercial                                                     --             54
   Real estate                                                    --             --
   Consumer                                                        1             --
   Lease financing receivable                                     --             --
-----------------------------------------------------------------------------------
Total                                                              1             54
-----------------------------------------------------------------------------------
Net loans and leases recovered (charged off)                     (37)           (49)
Additions to allowance charged to operating
  expenses                                                       217            198
-----------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                                 $    5,676     $    4,098
-----------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs to average
  loans and leases outstanding (annualized)                      .04%           .07%
Provision for possible loan and lease losses
   to average loans and leases outstanding (annualized)          .25%           .30%
Allowance for possible loan and lease losses to loans
  and leases, net of deferred fees, at end of period            1.58%          1.48%

Other Real Estate

         At March 31, 2005 and December 31, 2004, the Company did not have any other real estate ("ORE") properties.

Deposits

         At March 31, 2005, total deposits were $476,366,000 representing an increase of $979,000 (0.2%) from the December 31, 2004 balance of $475,387,000. Noninterest-bearing deposits increased $3,076,000 (2.1%) while interest-bearing deposits decreased $2,097,000 (0.6%).

Other Borrowed Funds

         Other borrowings outstanding as of March 31, 2005 and December 31, 2004, consist of advances (both long-term and short-term) from the FHLB. The following table summarizes these borrowings (in thousands):

                                                 March 31, 2005           December 31, 2004
                                            ------------------------   -----------------------

                                               Amount        Rate         Amount        Rate
                                            --------------------------------------------------
           Short-Term borrowings:

              FHLB advances                 $   29,258         2.46%   $   24,457         1.85%
              Advances from correspondent
                  banks                             --           --            --           --
                                            --------------------------------------------------

           Total Short-Term borrowings      $   29,258         2.46%   $   24,457         1.85%
                                            --------------------------------------------------

           Long-Term Borrowings:

              FHLB advances                 $    9,816         3.14%   $    9,832         3.15%
                                            --------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during the first quarter of 2005 and 2004 was $32,857,000 and $38,354,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                         Short Term           Long Term

                 Amount                  $   29,258           $    9,816
                 Maturity               2005 to 2006         2006 to 2007
                 Average rates              2.46%                3.14%

         The Company has also been issued a total of $500,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2005 or 2004 and management does not expect to draw upon these lines in the future.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, American River Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At March 31, 2005, shareholders' equity was $59,022,000, representing an increase of $32,000 (0.1%) from $58,990,000 at December 31, 2004. The ratio of total risk-based capital to risk adjusted assets was 11.1% at March 31, 2005 compared to 10.9% at December 31, 2004. Tier 1 risk-based capital to risk-adjusted assets was 9.9% at March 31, 2005 and 9.6% at December 31, 2004.

         Table Eight below lists the Company's actual capital ratios at March 31, 2005 and December 31, 2004 as well as the minimum capital ratios for capital adequacy.

Table Eight:  Capital Ratios
--------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets         At March 31,     At December 31,     Minimum Regulatory
                                            2005              2004          Capital Requirements
--------------------------------------------------------------------------------------------------
Leverage ratio                              7.3%              8.4%                  4.00%

Tier 1 Risk-Based Capital                   9.9%              9.6%                  4.00%

Total Risk-Based Capital                   11.1%             10.9%                  8.00%

         The Company, through a Board of Director's authorized plan, may repurchase, as conditions warrant, up to 5% annually of the Company's common stock. Repurchases are generally made in the open market at market prices. (See
Part II, Item 2, for additional disclosure).

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all their capital adequacy requirements as of March 31, 2005 and December 31, 2004.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2005 and December 31, 2004, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $123,539,000 and $127,200,000 at March 31, 2005 and December 31, 2004, respectively. As a percentage of net loans and leases these off-balance sheet items represent 34.9% and 36.1%, respectively.

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

         Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The simulation modeling indicated below attempts to estimate changes in the Company's net interest income utilizing a forecast balance sheet projected from the end of period balances.

         Table Nine below summarizes the effect on net interest income (NII) of a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

    Table Nine:  Interest Rate Risk Simulation of Net Interest as of March 31, 2005 and December 31, 2004
    ------------------------------------------------------------------------------------------------------------
    (In thousands)                                                 $ Change in NII              $ Change in NII
                                                                     from Current                from Current
                                                                   12 Month Horizon            12 Month Horizon
                                                                    March 31, 2005             December 31, 2004
                                                                    --------------             -----------------
             Variation from a constant rate scenario
                 +200bp                                                $  941                        $  673
                 -200bp                                                $ (847)                       $ (466)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2005 and 2004.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at March 31, 2005 and December 31, 2004 were approximately $120,095,000 and $3,444,000 and $123,413,000 and $2,788,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On March 31, 2005, consolidated liquid assets totaled $90.2 million or 15.5% of total assets compared to $93.4 million or 16.4% of total assets on December 31, 2004. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $48,000,000 with correspondent banks. At March 31, 2005, the Company had $48,000,000 available under these credit lines. Additionally, American River Bank is member of the Federal Home Loan Bank (the "FHLB"). At March 31, 2005, American River Bank could have arranged for up to $48,438,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2005, the Company had advances, borrowings and commitments outstanding of $39,574,000, leaving $8,864,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

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

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended March 31, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

             None.

Item 2.  Unregistered Sales of Equity in Securities and Use of Proceeds.

-------------------------------------------------------------------------------------------------------------------------
          Period                  (a)                (b)                    (c)                           (d)
                             Total Number        Average Price     Total Number of Shares         Maximum Number (or
                             of Shares (or      Paid Per Share     (or Units) Purchased as   Approximate Dollar Value) of
                                Units)            (or Unit)           Part of Publicly        Shares (or Units) That May
                              Purchased                              Announced Plans or       Yet Be Purchased Under the
                                                                         Programs                  Plans or Programs
-------------------------------------------------------------------------------------------------------------------------
         Month #1
     January 1 through            None               N/A                   None                         266,923
     January 31, 2005
         Month #2
    February 1 through           25,000             22.00                 25,000                        241,923
    February 28, 2005
         Month #3
     March 1 through             10,800             21.90                 10,800                        231,123
     March 31, 2005
-------------------------------------------------------------------------------------------------------------------------
          Total                  35,800             21.97                 35,800
-------------------------------------------------------------------------------------------------------------------------

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

             None.

Item 5.  Other Information.

             None

Item 6.  Exhibits.

           Exhibit
           Number                       Document Description
           ------                       --------------------

            (2.1) Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

            (2.2) Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A).***

            (3.1) Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

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

           *(10.6) Form of Nonqualified Stock Option Agreement under the 1995 Stock Option Plan. **

           *(10.7) Form of Incentive Stock Option Agreement under the 1995 Stock Option Plan. **

           *(10.8) Registrant's Stock Option Gross-Up Plan and Agreement, as amended, dated May 20, 1998. **

           *(10.9)    Registrant's Deferred Compensation Plan dated May 1,
                      1998.**

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

            (10.15) Lease agreement and addendum between North Coast Bank, N.A. and Rosario LLC, each dated September 1, 1998, related to 50 Santa Rosa Avenue, Santa Rosa, California.**

            (10.16) Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

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

            (10.25) Agreement between Bank of Amador and the United States Postal Service, dated April 24, 2001, related to 424 Sutter Street, Jackson, California. ***

            (10.26) Ground lease agreement between Bank of Amador and the James B. Newman and Helen M. Newman, dated June 1, 1992, related to 26675 Tiger Creek Road, Pioneer, California.***

           *(10.27) Salary Continuation Agreement between Bank of Amador and Larry D. Standing dated April 1, 2004, and related Endorsement Split Dollar Agreement dated April 1, 2004.***

           *(10.28) Amended and Restated Director Retirement Agreement dated as of August 1, 2003, between Bank of Amador and Larry D. Standing. ***

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

                                      AMERICAN RIVER BANKSHARES




May 5, 2005                           By: /s/ DAVID T. TABER
-----------                               ------------------------------------
                                          David T. Taber
                                          President
                                          Chief Executive Officer


                                      AMERICAN RIVER BANKSHARES



May 5, 2005                           By: /s/ MITCHELL A. DERENZO
-----------                               ------------------------------------
                                          Mitchell A. Derenzo
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX



Exhibit Number                    Description                              Page
--------------------------------------------------------------------------------

    31.1            Certifications of Chief Executive Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002.       33

    31.2            Certifications of Chief Financial Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002.       34

    32.1            Certification of American River Bankshares by its
                    Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
                    of 2002.                                                35