Form 10-Q
period 2005-06-30
AMERICAN RIVER BANKSHARES
filed 2005-08-10
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended     June 30, 2005
                                   -------------

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

No par value Common Stock - 5,369,412 shares outstanding at August 9, 2005.


                                  Page 1 of 40
                 The Index to the Exhibits is located at Page 37

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.

                            AMERICAN RIVER BANKSHARES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)

                                                                           June 30,     December 31,
                                                                             2005           2004
                                                                         ------------   ------------
ASSETS
Cash and due from banks                                                  $     31,314   $     28,115
Federal funds sold                                                             19,400          7,000
Interest-bearing deposits in banks                                              6,429          5,939
Investment securities:
   Available-for-sale (amortized cost: 2005--$124,037; 2004--$115,161)        124,408        116,041
   Held-to-maturity (market value: 2005--$42,788 2004--$41,328)                42,687         41,203
Loans and leases, less allowance for loan and lease losses of
   $5,737 at June 30, 2005 and $5,496 at December 31, 2004                    346,062        352,467
   Premises and equipment, net                                                  1,772          1,876
Federal Home Loan Bank Stock                                                    2,554          2,158
Accounts receivable servicing receivables, net                                  2,376          2,409
Goodwill and other intangible assets                                           18,208         18,329
Accrued interest receivable and other assets                                   10,842         11,129
                                                                         ------------   ------------
                                                                         $    606,052   $    586,666
                                                                         ============   ============

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                                   $    154,917   $    143,710
   Interest bearing                                                           355,148        331,677
                                                                         ------------   ------------
         Total deposits                                                       510,065        475,387

Short-term borrowed funds                                                      20,359         24,457
Long-term debt                                                                 10,801          9,832
Accrued interest payable and other liabilities                                  3,747         18,000
                                                                         ------------   ------------

         Total liabilities                                                    544,972        527,676
                                                                         ------------   ------------

Commitments and contingencies (Note 3) Shareholders' equity:
   Common stock - no par value; 20,000,000 shares
       authorized; issued and outstanding - 5,350,438 shares at
       June 30, 2005 and 5,314,732 at December 31, 2004                        42,107         42,557
   Retained earnings                                                           18,754         15,878
   Accumulated other comprehensive income (Note 5)                                219            555
                                                                         ------------   ------------

         Total shareholders' equity                                            61,080         58,990
                                                                         ------------   ------------
                                                                         $    606,052   $    586,666
                                                                         ============   ============

See notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME


(In thousands, except per share data)
For the periods ended June 30,

                                                            Three months               Six months
                                                       -----------------------   -----------------------
                                                          2005         2004         2005         2004
                                                       ----------   ----------   ----------   ----------
Interest income:
    Interest and fees on loans                         $    6,450   $    4,309   $   12,652   $    8,589
    Interest on Federal funds sold                             29            6           35            6
    Interest on deposits in banks                              45           31           85           60
    Interest and dividends on investment securities:
       Taxable                                              1,255          875        2,463        1,548
       Exempt from Federal income taxes                       223          126          433          249
       Dividends                                                9            9           17           17
                                                       ----------   ----------   ----------   ----------
          Total interest income                             8,011        5,356       15,685       10,469
                                                       ----------   ----------   ----------   ----------
Interest expense:
    Interest on deposits                                    1,301          530        2,422        1,086
    Interest on short-term borrowings                         169          159          329          264
    Interest on long-term debt                                102           29          180           59
                                                       ----------   ----------   ----------   ----------
          Total interest expense                            1,572          718        2,931        1,409
                                                       ----------   ----------   ----------   ----------

          Net interest income                               6,439        4,638       12,754        9,060

Provision for loan and lease losses                            55          231          272          429
                                                       ----------   ----------   ----------   ----------
          Net interest income after provision for
               loan and lease losses                        6,384        4,407       12,482        8,631
                                                       ----------   ----------   ----------   ----------

Noninterest income                                            584        1,022        1,165        1,451
                                                       ----------   ----------   ----------   ----------

Noninterest expense:
    Salaries and employee benefits                          1,754        1,580        3,479        3,155
    Occupancy                                                 293          247          594          452
    Furniture and equipment                                   233          187          460          367
    Other expense                                           1,123        1,449        2,198        2,238
                                                       ----------   ----------   ----------   ----------
          Total noninterest expense                         3,403        3,463        6,731        6,212
                                                       ----------   ----------   ----------   ----------

          Income before income taxes                        3,565        1,966        6,916        3,870

Income taxes                                                1,375          539        2,675        1,283
                                                       ----------   ----------   ----------   ----------

          Net income                                   $    2,190   $    1,427   $    4,241   $    2,587
                                                       ==========   ==========   ==========   ==========

Basic earnings per share (Note 4)                      $      .41   $      .32   $     0.79   $     0.59
                                                       ==========   ==========   ==========   ==========
Diluted earnings per share (Note 4)                    $      .40   $      .31   $     0.78   $     0.56
                                                       ==========   ==========   ==========   ==========

Cash dividends per share                               $      .13   $      .11   $      .26   $      .22
                                                       ==========   ==========   ==========   ==========

        See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares) (Unaudited)

                                                                                       Accumulated
                                                 Common Stock                             Other
                                           ------------------------      Retained     Comprehensive    Shareholders'   Comprehensive
                                             Shares        Amount        Earnings         Income          Equity          Income
                                           ----------    ----------    ------------    ------------    ------------    ------------
Balance, January 1, 2004                    4,055,260        16,693          17,900             864          35,457

Comprehensive income (Note 5):
   Net income                                                                 5,827                           5,827    $      5,827
   Other comprehensive loss, net of tax:
       Change in unrealized gains on
         available-for-sale
         investment securities                                                                 (309)           (309)           (309)
                                                                                                                       ------------

         Total comprehensive income                                                                                    $      5,518
                                                                                                                       ============

Shares issued in acquisition                  775,548        18,284                                          18,284
Cash dividends ($0.44 per share)                                             (2,044)                         (2,044)
5% stock dividend                             252,392         5,805          (5,805)
Stock options exercised                       263,446         1,959                                           1,959
Retirement of common stock                    (31,914)         (184)                                           (184)
                                           ----------    ----------    ------------    ------------    ------------

Balance, December 31, 2004                  5,314,732        42,557          15,878             555          58,990

Comprehensive income (Note 5):
   Net income                                                                 4,241                           4,241    $      4,241
   Other comprehensive loss, net of tax:
       Change in unrealized gains on
         available-for-sale
         investment securities                                                                 (336)           (336)           (336)
                                                                                                                       ------------

          Total comprehensive income                                                                                   $      3,905
                                                                                                                       ============

Cash dividends ($0.255 per share)                                            (1,365)                         (1,365)
Fractional shares redeemed                         (1)          (16)                                            (16)
Stock options exercised                        84,271           632                                             632
Retirement of common stock                    (48,564)       (1,066)                                         (1,066)
                                           ----------    ----------    ------------    ------------    ------------

Balance, June 30, 2005                      5,350,438    $   42,107    $     18,754    $        219    $     61,080
                                           ==========    ==========    ============    ============    ============

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
For the six months ended June 30,

                                                                  2005          2004
                                                               ----------    ----------
Cash flows from operating activities:
   Net income                                                  $    4,241    $    2,587
   Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
          Provision for loan and lease losses                         272           429
          Decrease in deferred loan origination
               fees, net                                             (145)          (45)
          Depreciation and amortization                               498           260
          Amortization of investment security
               premiums, net                                          660           601
          Gain on sale of securities                                  (43)           --
          Gain on life insurance death benefit                         --          (553)
          Increase in cash surrender value of life insurance
              polices                                                 (89)          (36)
          Decrease (increase) in accrued interest receivable
               and other assets                                       495          (440)
          (Decrease) increase in accrued interest payable
               and other liabilities                              (14,367)           87
                                                               ----------    ----------

                   Net cash (used in) provided by operating
                      activities                                   (8,478)        2,890
                                                               ----------    ----------

Cash flows from investing activities:
   Proceeds from the sale of available-for-sale
         investment securities                                      6,964            --
   Proceeds from matured available-for-sale investment
         securities                                                 3,500         2,250
   Proceeds from matured held-to-maturity investment
          securities                                                   --            --
   Purchases of available-for-sale investment securities          (21,437)      (26,199)
   Purchases of held-to-maturity investment securities             (7,023)      (13,951)
   Proceeds from principal repayments for available-
         for-sale mortgage-related securities                       1,846         3,274
   Proceeds from principal repayments for held-to-
         maturity mortgage-related securities                       5,172         3,438
   Net increase in interest-bearing deposits in banks                (490)       (1,090)
   Net decrease (increase) in loans                                 6,288        (4,554)
   Net decrease (increase) in accounts receivable
         servicing receivables                                         33          (262)
   Death benefit from life insurance policy                            --         1,236
   Purchases of equipment                                            (227)         (554)
   Net increase in FHLB and FRB stock                                (396)         (570)
                                                               ----------    ----------

             Net cash used in investing activities                 (5,770)      (36,982)
                                                               ----------    ----------

Cash flows from financing activities:
    Net increase in demand, interest-bearing and
        savings deposits                               $   27,214    $   28,871
    Net increase (decrease) in time deposits                7,464        (1,356)
    Net increase (decrease) in of long-term debt              969           (26)
    Net (decrease) increase in short-term borrowings       (4,098)        4,200
    Payment of cash dividends                              (1,252)       (1,096)
    Cash paid to repurchase common stock                   (1,066)         (184)
    Cash paid for fractional shares                           (16)           --
    Exercise of stock options                                 632         1,293
                                                       ----------    ----------

                Net cash provided by financing
                activities                                 29,847        31,702
                                                       ----------    ----------

           Increase (decrease) in cash and cash
                equivalents                                15,599        (2,390)

Cash and cash equivalents at beginning of period           35,115        29,797
                                                       ----------    ----------

Cash and cash equivalents at end of period             $   50,714    $   27,407
                                                       ==========    ==========

See notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at June 30, 2005 and December 31, 2004, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2005 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

At June 30, 2005, the Company had two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, stock-based compensation cost is only reflected in net income when options granted under these plans have an exercise price less than the market value of the underlying common stock on the date of grant or if the original terms are later modified.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                            Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                        ----------------------------    ----------------------------

                                                            2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------

(Dollars in thousands, except per share data)
Net income, as reported                                 $      2,190    $      1,427    $      4,241    $      2,587
Deduct: Total stock-based compensation expense
         determined under the fair value based method
         for all awards, net of related tax effects              (21)            (14)            (37)            (27)
                                                        ------------    ------------    ------------    ------------
Pro forma net income                                    $      2,169    $      1,413    $      4,204    $      2,560
                                                        ============    ============    ============    ============

Basic earnings per share - as reported                  $       0.41    $       0.32    $       0.79    $       0.59
Basic earnings per share - pro forma                    $       0.41    $       0.32    $       0.79    $       0.58

Diluted earnings per share - as reported                $       0.40    $       0.31    $       0.78    $       0.56
Diluted earnings per share - pro forma                  $       0.40    $       0.31    $       0.77    $       0.56

The fair value of each option granted is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions:

Options granted during the periods ended June 30, 2005:              Six Months
                                                                     ----------

Dividend yield                                                          2.27%
Expected life                                                         7 years
Expected volatility                                                    83.15%
Risk-free rate                                                          3.96%
Weighted average fair value of options granted during the period       $6.80


There were no options granted during the second quarter of 2005.


Options granted during the periods ended June 30, 2004:     Three and Six Months
                                                            --------------------

Dividend yield                                                       2.15%
Expected life                                                      7 years
Expected volatility                                                 58.16%
Risk-free rate                                                       4.01%
Weighted average fair value of options granted during the period    $4.92

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $117,702,000 and letters of credit of $3,386,000 at June 30, 2005. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2005 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory as security for real estate rents by commercial clients and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at June 30, 2005 or June 30, 2004.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,350,196 and 5,344,361 shares for the three- and six-month periods ended June 30, 2005, and 4,422,183 and 4,384,982 shares for the three- and six-month periods ended June 30, 2004). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (109,210 and 121,926 shares for the three- and six-month periods ended June 30, 2005 and 206,290 and 226,344 shares for the three- and six-month periods ended June 30, 2004). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $589,000 and $(336,000), respectively, for the three- and six-month periods ended June 30, 2005 and $(908,000) and $(672,000), respectively, for the three and six month periods ended June 30, 2004. Comprehensive income was $2,779,000 and $3,905,000, respectively, for the three- and six-month periods ended June 30, 2005 and $519,000 and $1,915,000, respectively, for the three- and six-month periods ended June 30, 2004. Reclassification adjustments resulting from gain or loss on sale of investment securities was not material for all periods presented.

6. BORROWING ARRANGEMENTS

The Company has a total of $48,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances outstanding with these correspondent banks at June 30, 2005 or December 31, 2004.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as terms of up to thirty years. Advances totaling $31,160,000 were outstanding from the FHLB at June 30, 2005, bearing interest rates ranging from 2.10% to 6.13% and maturing between July 27, 2005 and December 21, 2007. Advances totaling $34,289,000 were outstanding from the FHLB at December 31, 2004, bearing interest rates ranging from 1.29% to 6.13% and maturing between January 24, 2005 and December 21, 2007. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2005 and December 31, 2004 totaled $14,655,000 and $16,071,000, respectively.

7. INVESTMENT SECURITIES

Investment securities with unrealized losses at June 30, 2005 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

-----------------------------------------------------------------------------------------------------------------------------------
                                                      Less than 12 Months        Greater than 12 Months            Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                                     Value         Loss          Value         Loss          Value         Loss
-----------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:
-----------------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury securities and agencies       $     27,863  $       (202) $      3,971  $        (66) $     31,834  $       (268)
-----------------------------------------------------------------------------------------------------------------------------------
     Mortgage-backed securities                        25,477          (109)       11,066           (90)       36,543          (199)
-----------------------------------------------------------------------------------------------------------------------------------
    Obligations of states and political
       subdivisions                                    10,702           (65)          298            (6)       11,000           (71)
-----------------------------------------------------------------------------------------------------------------------------------
    Corporate debt securities                             352            (1)           --            --           352            (1)
-----------------------------------------------------------------------------------------------------------------------------------
    Corporate stock                                        --            --           235           (16)          235           (16)
-----------------------------------------------------------------------------------------------------------------------------------
                                                 $     64,394  $       (377) $     15,570  $       (178) $     79,964  $       (555)
-------------------------------------------------==================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity:
-----------------------------------------------------------------------------------------------------------------------------------
     Mortgage-backed securities                  $     18,687  $        (41) $      1,522  $        (24) $     20,209  $        (65)
-------------------------------------------------==================================================================================

Management periodically evaluates each investment security relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is due only to interest rate fluctuations.

8. ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement Number 123 (revised 2004) ("SFAS 123 (R)"), Share-Based Payments. SFAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule amending the effective date of SFAS 123(R) from the first reporting period after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006, for the Company. Management believes that the effect of SFAS 123 (R) will be consistent with its pro forma disclosures included in Note 2 to the Unaudited Consolidated Financial Statements in Item 1
- Financial Statements.

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

In June 2004, the FASB ratified Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations. The disclosures for investments that are deemed temporarily impaired are included in Note 7 to these unaudited consolidated financial statements.

In June 2005, FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FASB Staff Position (FSP) EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities", and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The Board decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The finalized FSP is expected to be issued in August 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of American River Bankshares.

         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts for the periods ended June 30, 2005 and December 31, 2004 and its income and expense accounts for the three- and six-month periods ended June 30, 2005 and 2004. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and the consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan and lease losses, expenses, changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2004 and its 2005 reports filed on Forms 10-Q and 8-K.

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

         In January 1, 2006, the Company will be required to apply SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and forfeiture rates and the risk-free interest rate.

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. In addition, goodwill should be tested for impairment more frequently than annually if events occur that could reduce the fair value of the assets such as: a significant adverse change in legal factors or in the business climate; an adverse action or assessment by a regulator; unanticipated competition; a loss of key personnel; a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; the testing for recoverability under Statement 121 of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The Company will perform an impairment evaluation of the goodwill, recorded as a result of the Bank of Amador acquisition, in the fourth quarter of 2005. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 1545 River Park Drive, Suite 107, Sacramento, California 95815 and its telephone number is (916) 565-6100. The Company employed an equivalent of 120 full-time employees as of June 30, 2005.

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

         On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices as "Bank of Amador, a division of American River Bank" within its primary service area of Amador County, in the communities of Jackson, Pioneer and Ione, located at 422 Sutter Street, Jackson, 26675 Tiger Creek Road, Pioneer, and 66 Main Street, Ione. The business combination was accounted for under the purchase method of accounting and accordingly the results of their operations have been included in the consolidated financial statements of the Company since the date of acquisition.

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

Overview

         The Company recorded net income of $2,190,000 for the quarter ended June 30, 2005, which was a 53.5% increase over the $1,427,000 reported for the same period of 2004. Diluted earnings per share for the second quarter of 2005 were $0.40 compared to the $0.31 recorded in the second quarter of 2004. The return on average equity ("ROE") and the return on average assets ("ROA") for the second quarter of 2005 were 14.68% and 1.50%, respectively, as compared to 15.45% and 1.36%, respectively, for the same period in 2004.

         Net income for the six months ended June 30, 2005 and 2004 was $4,241,000 and $2,587,000, respectively, with diluted earnings per share of $.78 and $.56, respectively. For the first six months of 2005, ROE was 14.38% and ROA was 1.47% as compared to 14.22% and 1.27% for the same period in 2004.

         Total assets of the Company increased by $19,386,000 (3.3%) from December 31, 2004 to $606,052,000 at June 30, 2005. Net loans totaled $346,062,000, down $6,405,000 (1.8%) from the ending balances on December 31, 2004. Deposit balances at June 30, 2005 totaled $510,065,000, up $34,678,000
(7.3%) from December 31, 2004.

         The Company ended the second quarter of 2005 with a Tier 1 capital ratio of 10.4% and a total risk-based capital ratio of 11.6% versus 9.6% and 10.9%, respectively, at December 31, 2004.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
-------------------------------------------------------------------------------------------------
                                               For the three                  For the six
                                                months ended                  months ended
                                                  June 30,                      June 30,
                                          -------------------------     -------------------------

(In thousands, except percentages)           2005           2004           2005           2004
                                          ----------     ----------     ----------     ----------
Net interest income*                      $    6,516     $    4,679     $   12,905     $    9,146
Provision for loan and lease losses              (55)          (231)          (272)          (429)
Noninterest income                               584          1,022          1,165          1,451
Noninterest expense                           (3,403)        (3,463)        (6,731)        (6,212)
Provision for income taxes                    (1,375)          (539)        (2,675)        (1,283)
Tax equivalent adjustment                        (77)           (41)          (151)           (86)
                                          ----------     ----------     ----------     ----------

Net income                                $    2,190     $    1,427     $    4,241     $    2,587
                                          ==========     ==========     ==========     ==========

-------------------------------------------------------------------------------------------------
Average total assets                      $  583,794     $  421,384     $  582,057     $  409,232
Net income (annualized) as a percentage
  of average total assets                       1.50%          1.36%          1.47%          1.27%

-------------------------------------------------------------------------------------------------
* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 4.98% for the three months ended June 30, 2005, 4.85% for the three months ended June 30, 2004, 4.97% for the six months ended June 30, 2005 and 4.89% for the six months ended June 30, 2004.

         The fully taxable equivalent interest income component for the second quarter of 2005 increased $2,691,000 (49.9%) to $8,088,000 compared to
$5,397,000 for the three months ended June 30, 2004. Total fully taxable equivalent interest income for the six months ended June 30, 2005 increased $5,281,000 (50.0%) to $15,836,000 compared to $10,555,000 for the six months ended June 30, 2004. The increase in the fully taxable equivalent interest income for the second quarter of 2005 compared to the same period in 2004 is broken down by rate (up $788,000) and volume (up $1,903,000). The rate increase can be attributed to increases implemented by the Company during the latter half of 2004 and continuing through the first half of 2005 in response to Federal Reserve Board (the "FRB") increases in the Federal funds and Discount rates. The effects of nine such rate increases by the FRB since June 2004, resulted in a 58 basis point increase in the yield on average earning assets from 5.60% for the second quarter of 2004 to 6.18% during the second quarter of 2005. The volume increase was the result of a 35.4% increase in average earning assets. Average loan balances were up $85,997,000 (31.7%) in 2005 over the balances in 2004, while average investment securities balances were up $51,326,000 (44.1%). The increase in average loans is the result of the December 2004 Bank of Amador acquisition, concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market. The increase in investment securities is primarily due to the December 2004 Bank of Amador acquisition and the Company investing its excess funds in investment securities. The excess funds were created by an increase in deposit balances.

         The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2005 over the same period in 2004 resulted from increases in volume (up $3,959,000) and increases in rate (up $1,322,000). Average earning assets increased $147,485,000 (39.2%) during the first six months of 2005 as compared to the same period in 2004. Average loan balances increased $87,491,000 (32.4%) during that same period and average investments securities balances increased $59,994,000 (55.6%).

         Interest expense was $854,000 (118.9%) higher in the second quarter of 2005 versus the prior year period. The average balances on interest bearing liabilities were $93,775,000 (34.2%) higher in the second quarter of 2005 versus the same quarter in 2004. The higher balances accounted for a $226,000 increase in interest expense. The higher average balances in interest bearing liabilities was created by internal growth in the Company's deposits and deposits acquired from the Bank of Amador acquisition. Increased rates accounted for an additional $628,000 in interest expense for the three-month period. The increase in rates paid on interest bearing liabilities was a result of the higher interest rate environment over the past twelve months. Rates paid on interest bearing liabilities increased 67 basis points on a quarter-over-quarter basis from 1.05% to 1.72%. Interest expense was $1,522,000 (108.0%) higher in the six-month period ended June 30, 2005 versus the prior year period. The average balances on interest bearing liabilities were $100,962,000 (38.0%) higher in the six-month period ended June 30, 2005 versus the same period in 2004. The higher balances accounted for a $496,000 increase in interest expense. Increased rates accounted for an additional $1,026,000 in interest expense for the six-month period. Rates paid on interest bearing liabilities increased 54 basis points on a year-over-year basis from 1.07% to 1.61%.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets

-------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                           2005                                     2004
                                     -------------------------------------    -------------------------------------

(Taxable Equivalent Basis)              Avg                         Avg          Avg                         Avg
(In thousands, except percentages)    Balance       Interest     Yield (4)     Balance       Interest     Yield (4)
                                     ----------    ----------   ----------    ----------    ----------   ----------
Assets:
Earning assets:
  Loans (1)                          $  357,481    $    6,450         7.24%   $  271,484    $    4,309         6.38%
  Taxable investment
     Securities                         132,165         1,255         3.81%       96,551           875         3.64%
  Tax-exempt investment
     securities (2)                      24,982           299         4.80%       11,273           166         5.92%
  Corporate stock (2)                       561            10         7.15%          630            10         6.38%
  Federal funds sold                      3,847            29         3.02%        2,578             6         0.94%
  Investments in time deposits            6,037            45         2.99%        5,234            31         2.38%
                                     ----------    ----------                 ----------    ----------
Total earning assets                    525,073         8,088         6.18%      387,750         5,397         5.60%
                                                   ----------                               ----------
Cash & due from banks                    28,945                                   26,757
Other assets                             35,529                                   11,044
Allowance for loan & lease losses        (5,753)                                  (4,167)
                                     ----------                               ----------
                                     $  583,794                               $  421,384
                                     ==========                               ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $  180,586           501         1.11%   $  136,015           214         0.63%
  Savings                                39,824            38         0.38%       24,522            11         0.18%
  Time deposits                         111,567           762         2.74%       69,988           305         1.75%
  Other borrowings                       35,647           271         3.05%       43,324           188         1.75%
                                     ----------    ----------                 ----------    ----------
Total interest bearing
  liabilities                           367,624         1,572         1.72%      273,849           718         1.05%
                                                   ----------                               ----------
Noninterest demand deposits             150,733                                  108,367
Other liabilities                         5,608                                    2,019
                                     ----------                               ----------
Total liabilities                       523,965                                  384,235
Shareholders' equity                     59,829                                   37,149
                                     ----------                               ----------
                                     $  583,794                               $  421,384
                                     ==========                               ==========
Net interest income & margin (3)                   $    6,516         4.98%                 $    4,679         4.85%
                                                   ==========   ==========                  ==========   ==========

(1) Loan interest includes loan fees of $294,000 and $138,000 during the three months ending June 30, 2005 and June 30, 2004, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (91) and annualized to actual days in year (365) for 2005 and (92) and (366) for 2004.

-------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                             2005                                     2004
                                     -------------------------------------    -------------------------------------

(Taxable Equivalent Basis)              Avg                         Avg          Avg                         Avg
(In thousands, except percentages)    Balance       Interest     Yield (4)     Balance       Interest     Yield (4)
                                     ----------    ----------   ----------    ----------    ----------   ----------
Assets:
Earning assets:
  Loans (1)                          $  357,599    $   12,652         7.13%   $  270,108    $    8,589         6.39%
  Taxable investment
     Securities                         132,850         2,463         3.74%       87,562         1,548         3.56%
  Tax-exempt investment
     securities (2)                      24,024           580         4.87%       11,298           331         5.89%
  Corporate stock (2)                       660            21         6.42%          713            21         5.92%
  Federal funds sold                      2,503            35         2.82%        1,403             6         0.86%
  Investments in time deposits            5,940            85         2.89%        5,007            60         2.41%
                                     ----------    ----------                 ----------    ----------
Total earning assets                    523,576        15,836         6.10%      376,091        10,555         5.64%
                                                   ----------                               ----------
Cash & due from banks                    28,595                                   26,685
Other assets                             35,544                                   10,573
Allowance for loan & lease losses        (5,658)                                  (4,117)
                                     ----------                               ----------
                                     $  582,057                               $  409,232
                                     ==========                               ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $  180,928           950         1.06%   $  135,149           446         0.66%
  Savings                                39,440            75         0.38%       21,434            20         0.19%
  Time deposits                         109,401         1,397         2.58%       70,176           620         1.78%
  Other borrowings                       36,664           509         2.80%       38,712           323         1.68%
                                     ----------    ----------                 ----------    ----------
Total interest bearing
  liabilities                           366,433         2,931         1.61%      265,471         1,409         1.07%
                                                   ----------                               ----------
Noninterest demand deposits             149,790                                  104,303
Other liabilities                         6,377                                    2,877
                                     ----------                               ----------
Total liabilities                       522,600                                  372,651
Shareholders' equity                     59,457                                   36,581
                                     ----------                               ----------
                                     $  582,057                               $  409,232
                                     ==========                               ==========
Net interest income & margin (3)                   $   12,905         4.97%                 $    9,146         4.89%
                                                   ==========   ==========                  ==========   ==========

(1) Loan interest includes loan fees of $554,000 and $305,000 during the six months ending June 30, 2005 and June 30, 2004, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (181) and annualized to actual days in year (365) for 2005 and (182) and (366) in 2004.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
--------------------------------------------------------------------------------
Three Months Ended June 30, 2005 over 2004 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                    Volume       Rate (4)     Net Change
                                          ----------    ----------    ----------
   Net loans (1)(2)                       $    1,369    $      772    $    2,141
   Taxable investment securities                 324            56           380
   Tax exempt investment securities (3)          203           (70)          133
   Corporate stock                                (1)            1            --
   Federal funds sold                              3            20            23
   Investment in time deposits                     5             9            14
                                          ----------    ----------    ----------
     Total                                     1,903           788         2,691
                                          ----------    ----------    ----------

Interest-bearing liabilities:
   NOW & MMDA deposits                            70           217           287
   Savings deposits                                7            20            27
   Time deposits                                 182           275           457
   Other borrowings                              (33)          116            83
                                          ----------    ----------    ----------
     Total                                       226           628           854
                                          ----------    ----------    ----------
Interest differential                     $    1,677    $      160    $    1,837
                                          ==========    ==========    ==========

--------------------------------------------------------------------------------
Six Months Ended June 30, 2005 over 2004 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                    Volume       Rate (4)     Net Change
                                          ----------    ----------    ----------
   Net loans (1)(2)                       $    2,775    $    1,288    $    4,063
   Taxable investment securities                 798           117           915
   Tax exempt investment securities (3)          372          (123)          249
   Corporate stock                                (2)            2            --
   Federal funds sold                              5            24            29
   Investment in time deposits                    11            14            25
                                          ----------    ----------    ----------
     Total                                     3,959         1,322         5,281
                                          ----------    ----------    ----------

Interest-bearing liabilities:
   NOW & MMDA deposits                           150           354           504
   Savings deposits                               17            38            55
   Time deposits                                 346           431           777
   Other borrowings                              (17)          203           186
                                          ----------    ----------    ----------
     Total                                       496         1,026         1,522
                                          ----------    ----------    ----------
Interest differential                     $    3,463    $      296    $    3,759
                                          ==========    ==========    ==========

--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $294,000 and $138,000 during the three months ending June 30, 2005 and June 30, 2004, respectively, and $554,000 and $305,000 during the six months ending June 30, 2005 and June 30, 2004, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $55,000 for loan and lease losses for the second quarter of 2005 as compared to $231,000 for the second quarter of 2004. Net loan and lease (recoveries) charge-offs for the three months ended June 30, 2005 were ($6,000) or (.01%) (on an annualized basis) of average loans and leases as compared to $96,000 or .14% (on an annualized basis) of average loans and leases for the three months ended June 30, 2004. For the first six months of 2005, the Company made provisions for loan and lease losses of $272,000 and net loan and lease charge-offs were $31,000 or .02% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $429,000 and net loan and lease charge-offs of $145,000 for the first six months of 2004 or .11% (on an annualized basis) of average loans and leases outstanding. For additional information see the Allowance for Loan and Lease Losses Activity later in this section.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
----------------------------------------------------------------------------------------
                                            Three Months               Six Months
                                                Ended                    Ended
                                               June 30,                 June 30,
                                       -----------------------   -----------------------
                                          2005         2004         2005         2004
----------------------------------------------------------------------------------------
Service charges on deposit accounts    $      173   $      138   $      341   $      279
Accounts receivable servicing fees             90           75          180          141
Gain on sale of securities                     --           --           43           --
Merchant fee income                           131           93          237          177
Income from residential lending                75           44          128           81
Bank owned life insurance                      44           16           89           36
Gain on life insurance death benefit           --          553           --          553
Other                                          71          103          147          184
----------------------------------------------------------------------------------------
           Total noninterest income    $      584   $    1,022   $    1,165   $    1,451
----------------------------------------------------------------------------------------

         Noninterest income was down $438,000 (42.9%) to $584,000 for the three months ended June 30, 2005 as compared to $1,022,000 for the three months ended June 30, 2004. This decrease represents the tax-free net proceeds of $553,000 from a life insurance policy the Company received in June of 2004 as a result of the death of a former executive officer. The primary traditional sources of noninterest income for the Company are service charges on deposit accounts, accounts receivable servicing fees, merchant credit card fees and income from residential lending. Without the life insurance proceeds received in 2004, noninterest income would have shown an increase of $115,000. The increase in noninterest income for the quarter can be attributed to increases in fees from services charges (up $35,000 or 25.4%) and an increase in merchant fee income (up $38,000 or 40.9%). The increase in service charges results from a larger number of transaction accounts, due in part to the acquisition of Bank of Amador in December 2004.

         For the six months ended June 30, 2005, noninterest income was down $286,000 (19.7%) to $1,165,000. Much of this decrease ($553,000) represents the tax-free net proceeds from a life insurance policy the Company received in June of 2004 as a result of the death of a former executive officer. Without the life insurance proceeds, noninterest income would have shown an increase of $267,000. The increase in noninterest income for the quarter can be attributed to increases in fees from services charges (up $62,000 or 22.2%) and an increase in merchant fee income (up $60,000 or 33.9%).

Noninterest Expense

         Noninterest expenses decreased $60,000 (1.7%) to a total of $3,403,000 in the second quarter of 2005 versus the second quarter of 2004. During the second quarter of 2004, the Company created a charitable foundation known as the American River Bankshares Foundation (the "Foundation") and funded the Foundation with a $503,000 contribution. Without the Foundation expense in 2004, the 2004 second quarter noninterest expense would have been $2,960,000 and the 2005 noninterest expense would have shown a $443,000 (15.0%) increase. Salary and employee benefits, which include commissions, increased $174,000 (11.0%) from $1,580,000 during the second quarter of 2004 to $1,754,000 during the second quarter of 2005 mainly as a result of expenses related to the new employees retained in the December 2004 Bank of Amador acquisition. At June 30, 2005, the Company and its subsidiaries employed 120 persons on a full-time equivalent basis as compared to 102 at June 30, 2004. The salaries, employee benefits, and taxes component increased $391,000 as a result of the increase in number of employees. These increases were offset by higher loan origination costs of $217,000. The loan origination costs are derived from recording new loans and are recorded as a reduction to compensation expense. The increase in the second quarter of 2005 is attributed to originating a higher number of loans in 2005 as compared to 2004. On a quarter-over-quarter basis, occupancy increased $46,000 (18.6%) and furniture and equipment increased $46,000 (24.6%). The increase in occupancy and furniture and equipment is related to the three new facilities acquired in the Bank of Amador acquisition. Other expense decreased $326,000 (22.5%) to a total of $1,123,000 in the second quarter of 2005 versus the second quarter of 2004. As noted above $503,000 of the 2004 expense relates to the donation to the Foundation; without the donation, the 2004 other expense would have been $946,000 and the 2005 other expense would have shown a $177,000 (18.7%) increase over the adjusted 2004 other expense. Included in other expenses are professional fees (up $40,000 or 30.1%), item processing (up $33,000 or 33.7%), and the amortization of the core deposit premium related to the Bank of Amador acquisition (up $89,000 from zero). Professional fees, which includes accounting, legal and other professional services, was up primarily due to retainer fees paid to a deposit gathering relationship established in 2004 and higher fees for compliance with SEC rules as well as general corporate matters. The increase in item processing is due mainly to the new relationships acquired in the Bank of Amador acquisition. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the 2005 and 2004 second quarters were 46.7% and 60.7%, respectively.

         Noninterest expense for the six-month period ended June 30, 2005 was $6,731,000 versus $6,212,000 for the same period in 2004 for an increase of $519,000 (8.4%). Salaries and benefits increased $324,000 (10.3%) in 2005 as compared to 2004. The increase relates to new employees retained in the December 2004 Bank of Amador acquisition. Occupancy increased $142,000 (31.4%) and furniture and equipment increased $93,000 (25.3%). The increase in occupancy and furniture and equipment is related to the three new facilities acquired in the Bank of Amador acquisition and two full quarters of expense related to the branch office in downtown Sacramento, which opened during the last part of the first quarter in 2004. The new locations contributed $83,000 to the increased occupancy expense and $78,000 to the increased furniture and equipment expense. Other expense decreased $40,000 (1.8%). As noted above, $503,000 of the 2004 expense relates to the donation to the Foundation. Without the donation, the 2004 other expense would have been $1,735,000 and the 2005 other expense would have shown a $463,000 (26.7%) increase over the adjusted 2004 other expense. Included in other expenses are professional fees (up $105,000 or 46.1%), item processing (up $54,000 or 27.8%), and the amortization of the core deposit premium related to the Bank of Amador acquisition (up $177,000 from zero). The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first six months of 2005 was 46.6% as compared to 58.6% in the same period of 2004.

Provision for Income Taxes

         The effective tax rate for the second quarter and first six months of 2005 was 38.6% and 38.7%, respectively, versus 27.4% and 33.2%, respectively, for the same two periods of 2004. The increase in the effective tax rate is related to the 2004 receipt of the tax-free life insurance proceeds referenced above.

Balance Sheet Analysis

         The Company's total assets were $606,052,000 at June 30, 2005 as compared to $586,666,000 at December 31, 2004, representing an increase of 3.3%. The average balances of total assets for the six months ended June 30, 2005 was $582,057,000 which represents an increase of $172,825,000 or 42.2% over the $409,232,000 during the six-month period ended June 30, 2004. Total average assets for the second quarter of 2005 were $583,794,000 compared to $421,384,000 during the second quarter of 2004 for an increase of 38.5%.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At June 30, 2005, these categories accounted for approximately 20%, 45%, 1%, 26%, 1%, 2%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 19%, 46%, 1%, 25%, 1%, 3%, 2% and 3% at December 31, 2004. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, were offset by higher than normal loan paydowns and payoffs. The loan activity during the period resulted in net increases in balances for commercial loans ($2,740,000 or 4.1%), multi-family real estate ($1,090,000 or 41.0%) and consumer ($265,000 or 2.8%). Despite the increased loan activity and the new borrowers, the Company experienced decreases in commercial real estate ($8,387,000 or 5.0%), real estate construction ($212,000 or 0.2%), residential real estate ($244,000 or 4.7%), and lease financing receivable ($1,515,000 or 15.2%) as a result of normal paydowns and higher than normal loan payoffs. Table Five below summarizes the composition of the loan portfolio as of June 30, 2005 and December 31, 2004.

Table Five: Loan and Lease Portfolio Composition
-----------------------------------------------------------------------
                                              June 30,      December 31,
(In thousands)                                  2005           2004
-----------------------------------------------------------------------
Commercial                                   $   69,604     $   66,864
Real estate:
   Commercial                                   157,876        166,263
   Multi-family                                   3,750          2,660
   Construction                                  89,950         90,162
   Residential                                    4,992          5,236
Lease financing receivable                        8,479          9,994
Agriculture                                       8,206          8,252
Consumer                                          9,682          9,417
-----------------------------------------------------------------------
Total loans and leases                          352,539        358,848
Deferred loan and lease fees, net                  (740)          (885)
Allowance for loan and lease losses              (5,737)        (5,496)
-----------------------------------------------------------------------
Total net loans and leases                   $  346,062     $  352,467
=======================================================================

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 72.8% of the Company's loan and lease portfolio at June 30, 2005. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         At June 30, 2005, non-performing loans and leases were 0.37% of total loans and leases, up from .07% as of December 31, 2004. The increase represents one real estate loan for $1,129,000, which management believes is adequately secured and is not considered impaired as of June 30, 2005. The recorded investments in loans that were considered to be impaired totaled $160,000 at June 30, 2005 and $247,000 at December 31, 2004. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2005 or December 31, 2004. Management is not aware of any potential problem loans which were accruing and current at June 30, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms or that would result in a material loss to the Company. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2005 and December 31, 2004.

Table Six:  Non-Performing Loans
-------------------------------------------------------------------------------
                                                      June 30,     December 31,
(In thousands)                                          2005           2004
-------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                       $         50   $         --
   Real estate                                                --             --
   Lease financing receivable                                  9             11
   Consumer and other                                         --             --
-------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                                 19             52
   Real estate                                             1,153            113
   Lease financing receivable                                 58             71
   Consumer and other                                         --             --
-------------------------------------------------------------------------------
Total non-performing loans                          $      1,289   $        247
===============================================================================

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

         The allowance for loan and lease losses totaled $5,737,000 or 1.63% of total loans and leases at June 30, 2005 and $5,496,000 or 1.54% of total loans and leases at December 31, 2004. Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Seven: Allowance for Loan and Lease Losses
----------------------------------------------------------------------------------------------------------------
                                                               Three Months                   Six Months
 (In thousands, except for percentages)                           Ended                         Ended
                                                                 June 30,                      June 30,
                                                         -------------------------     -------------------------
                                                            2005           2004           2005           2004
----------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                     $  357,481     $  271,484     $  357,599     $  270,108
----------------------------------------------------------------------------------------------------------------

Allowance for possible loan and lease losses at
beginning of period                                      $    5,676     $    4,098     $    5,496     $    3,949

Loans and leases charged off:
   Commercial                                                   (49)            --            (49)            --
   Real estate                                                   --             --             --             --
   Lease financing receivable                                    (4)           (98)           (42)          (201)
   Consumer                                                      --             (1)            --             (1)
----------------------------------------------------------------------------------------------------------------
Total                                                           (53)           (99)           (91)          (202)
----------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously Charged off:
   Commercial                                                     6             --              6             54
   Real estate                                                   --             --             --             --
   Lease financing receivable                                    53              3             53              3
   Consumer                                                      --             --              1             --
----------------------------------------------------------------------------------------------------------------
Total                                                            59              3             60             57
----------------------------------------------------------------------------------------------------------------
Net loans recovered (charged off)                                 6            (96)           (31)          (145)
Additions to allowance charged
  to operating expenses                                          55            231            272            429
----------------------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                                $    5,737     $    4,233     $    5,737     $    4,233
----------------------------------------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs to average
  loans and leases outstanding (annualized)                    (.01%)          .14%           .02%           .11%
Provision of allowance for possible
  loan and lease losses to average loans                        .06%           .34%           .15%           .32%
  and leases outstanding (annualized)
Allowance for possible loan and lease losses to
  loans and leases net of deferred fees at end of
  period                                                       1.63%          1.56%          1.63%          1.56%

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

         The Company establishes general reserves in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5., Accounting for Contingencies, and specific reserves in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

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

Other Real Estate

         At June 30, 2005 and December 31, 2004, the Company did not have any other real estate ("ORE") properties.

Deposits

         At June 30, 2005, total deposits were $510,065,000 representing an increase of $34,678,000 (7.3%) from the December 31, 2004 balance of $475,387,000. Noninterest-bearing deposits increased $11,207,000 (7.8%) while interest-bearing deposits increased $23,471,000 (7.1%). Interest checking, money market and savings accounts increased $16,007,000 (7.1%) while time deposits increased $7,464,000 (7.0%).

Other Borrowed Funds

         Other borrowings outstanding as of June 30, 2005 and December 31, 2004, consist of advances (both long-term and short-term) from the FHLB. The following table summarizes these borrowings (in thousands):

                                              June 30, 2005        December 31, 2004
                                           -------------------    -------------------

                                              Amount     Rate        Amount     Rate
                                           ----------   ------    ----------   ------
          Short-Term borrowings:

             FHLB advances                 $   20,359     2.79%   $   24,457     1.85%
             Advances from correspondent
                 banks                             --       --            --       --
                                           ----------   ------    ----------   ------

          Total Short-Term borrowings      $   20,359     2.79%   $   24,457     1.85%
                                           ----------   ------    ----------   ------

          Long-Term Borrowings:

             FHLB advances                 $   10,801     3.89%   $    9,832     3.15%
                                           ----------   ------    ----------   ------

         The maximum amount of short-term borrowings at any month-end during the first half of 2005 and 2004 was $32,857,000 and $40,855,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                             Short Term           Long Term

                Amount                       $   20,359           $  10,801
                Maturity                    2005 to 2006         2006 to 2007
                Average rates                   2.79%                3.89%

         The Company has also been issued a total of $1,500,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2005 or 2004 and management does not expect to draw upon these lines in the future.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, American River Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At June 30, 2005, shareholders' equity was $61,080,000, representing an increase of $2,090,000 (3.5%) from $58,990,000 at December 31, 2004. The ratio of total risk-based capital to risk adjusted assets was 11.6% at June 30, 2005 compared to 10.9% at December 31, 2004. Tier 1 risk-based capital to risk-adjusted assets was 10.4% at June 30, 2005 and 9.6% at December 31, 2004.

         Table Eight below lists the Company's actual capital ratios at June 30, 2005 and December 31, 2004 as well as the minimum capital ratios for capital adequacy.

Table Eight:  Capital Ratios
-----------------------------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets               At June 30, 2005     At December 31, 2004    Minimum Regulatory Capital
                                                                                                  Requirements
-----------------------------------------------------------------------------------------------------------------------
Leverage ratio                                       7.5%                   8.4%                      4.00%

Tier 1 Risk-Based Capital                           10.4%                   9.6%                      4.00%

Total Risk-Based Capital                            11.6%                  10.9%                      8.00%

         The Company, through a Board of Director's authorized plan, may repurchase, as conditions warrant, up to 5% annually of the Company's common stock. Repurchases are generally made in the open market at market prices. (See
Part II, Item 2, for additional disclosure).

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all their capital adequacy requirements as of June 30, 2005 and December 31, 2004.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2005 and December 31, 2004, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $121,088,000 and $128,201,000 at June 30, 2005 and December 31, 2004, respectively. As a percentage of net loans and leases these off-balance sheet items represent 35.0% and 36.1%, respectively.

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

Other Matters

Effects of Terrorism. The terrorist actions on September 11, 2001 and thereafter and the current military conflict in Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. Such economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan and lease losses, and causing a decline in the Company's stock price.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of June 30, 2005
and December 31, 2004
---------------------------------------------------------------------------------------------
(In thousands)                                        $ Change in NII       $ Change in NII
                                                        from Current          from Current
                                                      12 Month Horizon      12 Month Horizon
                                                       June 30, 2005        December 31, 2004
                                                       -------------        -----------------
       Variation from a constant rate scenario
          +200bp                                          $  2,049                $  673
          -200bp                                          $ (1,726)               $ (466)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2005 and 2004.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2005 and December 31, 2004 were approximately $117,702,000 and $3,386,000 and $125,413,000 and $2,788,000, respectively.
Approximately $50,532,000 of the loan commitments outstanding at June 30, 2005 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being fully drawn upon. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On June 30, 2005, consolidated liquid assets totaled $124.4 million or 20.5% of total assets compared to $96.4 million or 16.4% of total assets on December 31, 2004. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $48,000,000 with correspondent banks. At June 30, 2005, the Company had $48,000,000 available under these credit lines. Additionally, American River Bank is member of the Federal Home Loan Bank (the "FHLB"). At June 30, 2005, American River Bank could have arranged for up to $47,680,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2005, the Company had advances, borrowings and commitments outstanding of $33,025,000, leaving $14,655,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

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

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

-------------------------------------------------------------------------------------------------------------------------
          Period                  (a)                (b)                    (c)                           (d)
                             Total Number        Average Price     Total Number of Shares         Maximum Number (or
                             of Shares (or      Paid Per Share     (or Units) Purchased as   Approximate Dollar Value) of
                                Units)            (or Unit)           Part of Publicly        Shares (or Units) That May
                              Purchased                              Announced Plans or       Yet Be Purchased Under the
                                                                         Programs                  Plans or Programs
-------------------------------------------------------------------------------------------------------------------------
        Month #1
  April 1 through April          None               N/A                   None                     231,123 shares
        30, 2005
        Month #2
    May 1 through May            3,000              $21.76                3,000                    228,123 shares
        31, 2005
        Month #3
   June 1 through June           None               N/A                   None                     228,123 shares
        30, 2005
-------------------------------------------------------------------------------------------------------------------------
          Total                  3,000                                    3,000
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


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The following are the voting results of the registrant's annual meeting of the shareholders held on May 19, 2005:

         PROPOSAL NO. 1: Election of Directors

         Michael A. Ziegler was elected to serve for a one-year term until the 2006 Annual Meeting of Shareholders and Roger J. Taylor, D.D.S. was elected to serve for a two-year term until the 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualified with the following vote tabulation:

         Michael A. Ziegler:       FOR  4,022,918   AGAINST  0   ABSTAIN  7,954

         Roger J. Taylor, D.D.S.:  FOR  4,022,918   AGAINST  0   ABSTAIN  7,954

         PROPOSAL NO. 2: To ratify the appointment of Perry-Smith LLP as independent public accountants for the Company was ratified with the following vote tabulation:

         FOR:                           4,014,703
         AGAINST:                             423
         ABSTAINED:                        15,745


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

            *(10.28) Amended and Restated Director Retirement Agreement dated as of August 1, 2003, between Bank of Amador and Larry
                        D. Standing. ***

            *(10.29) Employment Agreement between Registrant and Larry D. Standing dated December 3, 2004. ***

            (10.30) Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 22, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on April 27, 2005.

            (10.31) Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 18, 2005.

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

                                      AMERICAN RIVER BANKSHARES

August 9, 2005
--------------

                                      By: /s/ DAVID T. TABER
                                          --------------------------------------

                                          David T. Taber
                                          President and Chief Executive Officer


August 9, 2005
--------------

                                      By: /s/ MITCHELL A. DERENZO
                                          --------------------------------------

                                          Mitchell A. Derenzo
                                          Executive Vice President and Chief
                                             Financial Officer
                                          (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX



Exhibit Number               Description                                Page
--------------------------------------------------------------------------------

     31.1          Certification of Chief Executive Officer
                   pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.                                          38

     31.2          Certification of Chief Financial Officer
                   pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.                                          39

     32.1          Certification of American River Bankshares by
                   its Chief Executive Officer and Chief Financial
                   Officer pursuant to Section 906 of the Sarbanes-
                   Oxley Act of 2002.                                    40