Form 10-Q
period 2005-09-30
AMERICAN RIVER BANKSHARES
filed 2005-11-14
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended      September 30, 2005
                                      ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-31525


                            AMERICAN RIVER BANKSHARES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 California                          68-0352144
     -------------------------------          ------------------------
     (State or other jurisdiction of          (IRS Employer ID Number)
      incorporation or organization)


     3100 Zinfandel Drive, Rancho Cordova, California          95670
     ------------------------------------------------       ----------
     (Address of principal executive offices)               (Zip code)


                                 (916) 231-6723
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

     1545 River Park Drive, Sacramento, California             95815
     ---------------------------------------------          ----------
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [ ]  No [X]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         No par value Common Stock - 5,357,672 shares outstanding at November 10, 2005.


                                  Page 1 of 39
                 The Index to the Exhibits is located at Page 36

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.

                            AMERICAN RIVER BANKSHARES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)
                                                                     September 30,   December 31,
                                                                         2005           2004
                                                                     ------------   ------------
ASSETS

Cash and due from banks                                              $     38,215   $     28,115
Federal funds sold                                                          1,100          7,000
Interest-bearing deposits in banks                                          5,339          5,939
Investment securities:
   Available-for-sale (amortized cost: 2005--$126,692;
   2004--$115,161)                                                        125,934        116,041
   Held-to-maturity (market value: 2005--$46,800;
   2004--$41,328)                                                          47,026         41,203
Loans and leases,  less  allowance for loan and lease losses of
  $5,691 at September  30, 2005 and $5,496 at December 31, 2004           358,256        352,467
Premises and equipment, net                                                 1,983          1,876
Federal Home Loan Bank Stock                                                2,579          2,158
Accounts receivable servicing receivables, net                              2,486          2,409
Goodwill and other intangible assets                                       18,119         18,329
Accrued interest receivable and other assets                               12,937         11,129
                                                                     ------------   ------------
                                                                     $    613,974   $    586,666
                                                                     ============   ============
LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                               $    175,516   $    143,710
   Interest bearing                                                       343,139        331,677
                                                                     ------------   ------------
      Total deposits                                                      518,655        475,387

Short-term borrowed funds                                                  18,860         24,457
Long-term debt                                                              8,286          9,832
Accrued interest payable and other liabilities                              5,961         18,000
                                                                     ------------   ------------

      Total liabilities                                                   551,762        527,676
                                                                     ------------   ------------
Commitments and contingencies (Note 3)
Shareholders' equity:
   Common stock - no par value; 20,000,000 shares
     authorized;  issued and outstanding - 5,375,872 shares at
     September 30, 2005 and 5,314,732 at December 31, 2004                 42,336         42,557
   Retained earnings                                                       20,324         15,878
   Accumulated other comprehensive (loss) income (Note 5)                    (448)           555
                                                                     ------------   ------------

      Total shareholders' equity                                           62,212         58,990
                                                                     ------------   ------------
                                                                     $    613,974   $    586,666
                                                                     ============   ============

See notes to Unaudited Consolidated Financial Statements


                            AMERICAN RIVER BANKSHARES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)
For the periods ended September 30,
                                                             Three months                   Nine months
                                                      ---------------------------   ---------------------------
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
Interest income:
  Interest and fees on loans                          $      6,719   $      4,410   $     19,371   $     12,999
  Interest on Federal funds sold                                42             17             77             23
Interest on deposits in banks                                   55             35            140             95
  Interest and dividends on investment securities:
      Taxable                                                1,493          1,076          3,956          2,624
      Exempt from Federal income taxes                         245            127            678            376
      Dividends                                                  8              7             25             24
                                                      ------------   ------------   ------------   ------------
           Total interest income                             8,562          5,672         24,247         16,141
                                                      ------------   ------------   ------------   ------------
Interest expense:
  Interest on deposits                                       1,553            612          3,975          1,698
  Interest on short-term borrowings                            171            162            500            426
  Interest on long-term debt                                    85             29            265             88
                                                      ------------   ------------   ------------   ------------
           Total interest expense                            1,809            803          4,740          2,212
                                                      ------------   ------------   ------------   ------------
           Net interest income                               6,753          4,869         19,507         13,929

Provision for loan and lease losses                             --            266            272            695
                                                      ------------   ------------   ------------   ------------
           Net interest income after provision for
                loan and lease losses                        6,753          4,603         19,235         13,234
                                                      ------------   ------------   ------------   ------------

Noninterest income                                             594            441          1,759          1,892
                                                      ------------   ------------   ------------   ------------
Noninterest expense:
  Salaries and employee benefits                             1,789          1,526          5,268          4,681
  Occupancy                                                    300            246            894            698
  Furniture and equipment                                      228            189            688            556
  Other expense                                              1,147            853          3,345          3,091
                                                      ------------   ------------   ------------   ------------
           Total noninterest expense                         3,464          2,814         10,195          9,026
                                                      ------------   ------------   ------------   ------------

           Income before income taxes                        3,883          2,230         10,799          6,100

Income taxes                                                 1,507            891          4,182          2,174
                                                      ------------   ------------   ------------   ------------

           Net income                                 $      2,376   $      1,339   $      6,617   $      3,926
                                                      ============   ============   ============   ============

Basic earnings per share (Note 4)                     $        .44   $        .30   $       1.24   $       0.89
                                                      ============   ============   ============   ============
Diluted earnings per share (Note 4)                   $        .43   $        .29   $       1.21   $       0.85
                                                      ============   ============   ============   ============
Cash dividends per share                              $        .15   $        .11   $        .41   $        .33
                                                      ============   ============   ============   ============

          See notes to Unaudited Consolidated Financial Statements


AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares) (Unaudited)

                                                                                           Accumulated
                                                          Common Stock                        Other
                                                     -----------------------    Retained  Comprehensive  Shareholders' Comprehensive
                                                       Shares       Amount      Earnings   Income (Loss)    Equity        Income
                                                     ---------    ----------   ----------   ----------    ----------    ----------
Balance, January 1, 2004                             4,055,260        16,693       17,900          864        35,457

Comprehensive income (Note 5):
   Net income                                                                       5,827                      5,827    $    5,827
   Other comprehensive loss, net of tax:
         Change in unrealized gains on available-
            for-sale investment securities                                                        (309)         (309)         (309)
                                                                                                                        ----------

            Total comprehensive income                                                                                  $    5,518
                                                                                                                        ==========

Shares issued in acquisition                           775,548        18,284                                  18,284
Cash dividends ($0.44 per share)                                                   (2,044)                    (2,044)
5% stock dividend                                      252,392         5,805       (5,805)
Stock options exercised                                263,446         1,959                                   1,959
Retirement of common stock                             (31,914)         (184)                                   (184)
                                                     ---------    ----------   ----------   ----------    ----------

Balance, December 31, 2004                           5,314,732        42,557       15,878          555        58,990

Comprehensive income (Note 5):
   Net income                                                                       6,617                      6,617    $    6,617
   Other comprehensive loss, net of tax:
         Change in unrealized gains on available-
            for-sale investment securities                                                      (1,003)       (1,003)       (1,003)
                                                                                                                        ----------

            Total comprehensive income                                                                                  $    5,614
                                                                                                                        ==========

Cash dividends ($0.405 per share)                                                  (2,171)                    (2,171)
Fractional shares redeemed                                  (1)          (16)                                    (16)
Stock options exercised                                113,183           943                                     943
Retirement of common stock                             (52,042)       (1,148)                                 (1,148)
                                                     ---------    ----------   ----------   ----------    ----------
Balance, September 30, 2005                          5,375,872    $   42,336   $   20,324   $     (448)   $   62,212
                                                     =========    ==========   ==========   ==========    ==========

See Notes to Unaudited Consolidated Financial Statements


AMERICAN RIVER BANKSHARES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
For the nine months ended September 30,
                                                                         2005           2004
                                                                     ------------   ------------
Cash flows from operating activities:
  Net income                                                         $      6,617   $      3,926
  Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
           Provision for loan and lease losses                                272            695
           Decrease in deferred loan origination
                fees, net                                                     (99)           (47)
           Depreciation and amortization                                      751            408
           Amortization of investment security
                premiums, net                                                 868            933
           Provision for accounts receivable servicing
               receivable losses                                               45
           Gain on sale of securities                                         (48)            --
           Gain on life insurance death benefit                                --           (553)
           Increase in cash surrender value of life insurance
                polices                                                      (133)           (47)
           Increase in accrued interest receivable
                and other assets                                           (1,095)          (580)
           (Decrease) increase in accrued interest payable
                and other liabilities                                     (12,263)         1,368
                                                                     ------------   ------------
                    Net cash (used in) provided by operating
                           activities                                      (5,085)         6,103
                                                                     ------------   ------------
Cash flows from investing activities:
  Proceeds from the sale of available-for-sale
        investment securities                                               6,964             --
  Proceeds from matured and called available-for-sale investment
        investment securities                                              15,760          3,685
  Proceeds from matured held-to-maturity investment
         securities                                                            --            200
  Purchases of available-for-sale investment securities                   (37,231)       (32,230)
  Purchases of held-to-maturity investment securities                     (14,944)       (21,661)
  Proceeds from principal repayments for available-
        for-sale mortgage-related securities                                2,660          5,823
  Proceeds from principal repayments for held-to-
        maturity mortgage-related securities                                8,617          5,850
  Net decrease (increase) in interest-bearing deposits in banks               600           (991)
  Net increase in loans                                                    (5,952)        (6,181)
  Net increase in accounts receivable servicing
        receivables                                                          (122)          (374)
  Death benefit from life insurance policy                                     --          1,236
  Purchases of equipment                                                     (602)          (641)
  Net increase in FHLB and FRB stock                                         (421)          (593)
                                                                     ------------   ------------
           Net cash used in investing activities                          (24,671)       (45,877)
                                                                     ------------   ------------

Cash flows from financing activities:
  Net increase in demand, interest-bearing and
        savings deposits                                             $     31,735   $     58,405
  Net increase (decrease) in time deposits                                 11,533         (5,675)
  Net decrease in of long-term debt                                        (1,546)           (40)
  Net (decrease) increase in short-term borrowings                         (5,597)         1,700
  Payment of cash dividends                                                (1,948)        (1,581)
  Cash paid to repurchase common stock                                     (1,148)          (184)
  Cash paid for fractional shares                                             (16)            --
  Exercise of stock options                                                   943          1,591
                                                                     ------------   ------------
              Net cash provided by financing
                 activities                                                33,956         54,216
                                                                     ------------   ------------
            Increase in cash and cash
                 equivalents                                                4,200         14,442

Cash and cash equivalents at beginning of period                           35,115         29,797
                                                                     ------------   ------------

Cash and cash equivalents at end of period                           $     39,315   $     44,239
                                                                     ============   ============

            See notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at September 30, 2005 and December 31, 2004, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2005 may not necessarily be indicative of the operating results for the full year.

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

2.  STOCK-BASED COMPENSATION

At September 30, 2005, the Company had two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, stock-based compensation cost is only reflected in net income when options granted under these plans have an exercise price less than the market value of the underlying common stock on the date of grant or if the original terms are later modified.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
(Dollars in thousands, except per share data)

Net income, as reported                               $      2,376   $      1,339   $      6,617   $      3,926
Deduct: Total stock-based compensation expense
      determined under the fair value based method
      for all awards, net of related tax effects               (21)           (21)           (58)           (48)
                                                      ------------   ------------   ------------   ------------
Pro forma net income                                  $      2,355   $      1,318   $      6,559   $      3,878
                                                      ============   ============   ============   ============

Basic earnings per share - as reported                $       0.44   $       0.30   $       1.24   $       0.89
Basic earnings per share - pro forma                  $       0.44   $       0.30   $       1.23   $       0.88

Diluted earnings per share - as reported              $       0.43   $       0.29   $       1.21   $       0.85
Diluted earnings per share - pro forma                $       0.43   $       0.29   $       1.21   $       0.85

The fair value of each option granted is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions:

Options granted during the periods ended September 30, 2005:          Three Months      Nine Months
                                                                      ------------      -----------
Dividend yield                                                             2.71%        2.27%-2.71%
Expected life                                                            7 years         7 years
Expected volatility                                                       80.06%       80.06%-83.15%
Risk-free rate                                                             4.08%        3.96%-4.08%
Weighted average fair value of options granted during the period          $6.51        $6.51-$6.80

Options granted during the periods ended September 30, 2004:                            Nine Months
                                                                                        -----------
Dividend yield                                                                             2.15%
Expected life                                                                            7 years
Expected volatility                                                                       58.16%
Risk-free rate                                                                             4.01%
Weighted average fair value of options granted during the period                          $4.92

There were no options granted during the third quarter of 2004.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $130,675,000 and letters of credit of $3,203,000 at September 30, 2005. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2005 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not material at September 30, 2005 or September 30, 2004.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,366,599 and 5,351,855 shares for the three- and nine-month periods ended September 30, 2005, and 4,456,106 and 4,408,863 shares for the three- and nine-month periods ended September 30,
2004). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (100,896 and 116,098 shares for the three- and nine-month periods ended September 30, 2005 and 183,827 and 212,483 shares for the three- and nine-month periods ended September 30, 2004). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized (losses) gains on available-for-sale investment securities of $(667,000) and $(1,003,000), respectively, for the three- and nine-month periods ended September 30, 2005 and $446,000 and $(226,000), respectively, for the three- and nine-month periods ended September 30, 2004. Comprehensive income was $1,709,000 and $5,614,000, respectively, for the three- and nine-month periods ended September 30, 2005 and $1,785,000 and $3,700,000, respectively, for the three- and nine-month periods ended September 30, 2004. Reclassification adjustments resulting from gain or loss on sale of investment securities were not material for all periods presented.

6. BORROWING ARRANGEMENTS

The Company has a total of $48,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances outstanding with these correspondent banks at September 30, 2005 or December 31, 2004.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as terms of up to thirty years. Advances totaling $27,146,000 were outstanding from the FHLB at September 30, 2005, bearing interest rates ranging from 2.10% to 6.13% and maturing between October 4, 2005 and December 21, 2007. Advances totaling $34,289,000 were outstanding from the FHLB at December 31, 2004, bearing interest rates ranging from 1.29% to 6.13% and maturing between January 24, 2005 and December 21, 2007. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2005 and December 31, 2004 totaled $16,750,000 and $16,071,000, respectively.

7. INVESTMENT SECURITIES

Investment securities with unrealized losses at September 30, 2005 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):


                                                           Less than 12 Months     Greater than 12 Months           Total
                                                        ----------------------    ----------------------    ----------------------
                                                          Fair       Unrealized     Fair       Unrealized     Fair       Unrealized
                                                          Value         Loss        Value         Loss        Value         Loss
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Available-for-Sale:
     U.S. Treasury securities and agencies              $  46,146    $    (471)   $   3,939    $     (92)   $  50,085    $    (563)
     Mortgage-backed securities                            23,156         (361)      10,859         (238)      34,015         (599)
     Obligations of states and political subdivisions      19,421         (190)       2,177          (44)      21,598         (234)
     Corporate stock                                           --           --          233          (18)         233          (18)
                                                        $  88,723    $  (1,022)   $  17,208    $    (392)   $ 105,931    $  (1,414)
                                                        =========    =========    =========    =========    =========    =========
Held-to-Maturity:
     Mortgage-backed securities                         $  32,312    $    (243)   $   4,466    $     (72)   $  36,778    $    (315)
                                                        =========    =========    =========    =========    =========    =========

Management periodically evaluates each investment security relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities. Management believes that the noted decline in fair value is due only to interest rate fluctuations.

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

FASB's Emerging Issues Task Force ("EITF"), reached consensus on " The Meaning of Other-Than-Temporary and Its Application to Certain Investments " in EITF Issue No. 03-1. The guidance included in the EITF consensus largely consisted of expanded disclosures and the guidance was intended to be fully effective in 2003, except for loss-recognition guidance which had a delayed effective date into 2004. In 2004, the FASB has further delayed the loss recognition provisions of Issue No. 03-1. In June 2005, the FASB announced plans to supersede the EITF guidance with a revised standard in late 2005. Because of the inconclusive status of the guidance on the loss recognition aspects of Issue No. 03-1, the Company's management is unable to speculate on the potential impact of this matter on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of American River Bankshares.

         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts for the periods ended September 30, 2005 and December 31, 2004 and its income and expense accounts for the three- and nine-month periods ended September 30, 2005 and 2004. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and the consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

         In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: 1) variances in the actual versus projected growth in assets; 2) return on assets; 3) loan and lease losses; 4) expenses; 5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; 6) competition effects; 7) fee and other noninterest income earned; 8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; 9) changes in the regulatory environment; 10) changes in business conditions and inflation; 11) changes in securities markets;
12) data processing problems; 13) a decline in real estate values in the Company's market area; 14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2004 and its 2005 reports filed on Forms 10-Q and 8-K.

         Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management's discussion and analysis.

Critical Accounting Policies

General

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss data, portfolio characteristics by loan and lease type and risk rating, loan impairment, and the economic environment as factors, among others, in determining the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the estimates that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

         The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk or loss events occur. The analysis of the allowance uses an historical loss view as one indicator of future losses and as a result could differ from the loss incurred in the future. However, since our analysis of risk and loss potential is updated regularly, the errors that might otherwise occur are mitigated. The use of estimates is inherently subjective and our actual losses could be greater or less than the estimates. The Company's goal is to maintain an allowance for loan and lease losses that is an estimate of credit losses inherent in the Company's loan portfolio and derived from the application of SFAS 5 and SFAS 114. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses Activity" discussion later in this Item 2.

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

General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 231-6723. The Company employed an equivalent of 115 full-time employees as of September 30, 2005.

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

Overview

         The Company recorded net income of $2,376,000 for the quarter ended September 30, 2005, which was a 77.4% increase over the $1,339,000 reported for the same period of 2004. Diluted earnings per share for the third quarter of 2005 were $0.43 compared to the $0.29 recorded in the third quarter of 2004. The return on average equity ("ROE") and the return on average assets ("ROA") for the third quarter of 2005 were 15.32% and 1.54%, respectively, as compared to 13.96% and 1.19%, respectively, for the same period in 2004.

         Net income for the nine months ended September 30, 2005 and 2004 was $6,617,000 and $3,926,000, respectively, with diluted earnings per share of $1.21 and $0.85, respectively. For the first nine months of 2005, ROE was 14.71% and ROA was 1.49% as compared to 14.13% and 1.24% for the same period in 2004.

         Total assets of the Company increased by $27,308,000 (4.7%) from December 31, 2004 to $606,052,000 at September 30, 2005. Net loans totaled $358,256,000, up $5,789,000 (1.6%) from the ending balances on December 31, 2004. Deposit balances at September 30, 2005 totaled $518,655,000, up $43,268,000 (9.1%) from December 31, 2004.

         The Company ended the third quarter of 2005 with a Tier 1 capital ratio of 10.5% and a total risk-based capital ratio of 11.8% versus 9.6% and 10.9%, respectively, at December 31, 2004.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
-----------------------------------------------------------------------------------------------------
                                                   For the three                 For the nine
                                                    months ended                 months ended
                                                    September 30,                September 30,
                                            ---------------------------   ---------------------------
(In thousands, except percentages)              2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
Net interest income*                        $      6,833   $      4,913   $     19,730   $     14,059
Provision for loan and lease losses                   --           (266)          (272)          (695)
Noninterest income                                   594            441          1,759          1,892
Noninterest expense                               (3,464)        (2,814)       (10,195)        (9,026)
Provision for income taxes                        (1,507)          (891)        (4,182)        (2,174)
Tax equivalent adjustment                            (80)           (44)          (223)          (130)
                                            ------------   ------------   ------------   ------------

Net income                                  $      2,376   $      1,339   $      6,617   $      3,926
                                            ============   ============   ============   ============

-----------------------------------------------------------------------------------------------------
Average total assets                        $    611,175   $    446,772   $    591,869   $    421,836
Net income (annualized) as a percentage
  of average total assets                           1.54%          1.19%          1.49%          1.24%
-----------------------------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 4.92% for the three months ended September 30, 2005, 4.78% for the three months ended September 30, 2004, 4.95% for the nine months ended September 30, 2005 and 4.85% for the nine months ended September 30, 2004.

         The fully taxable equivalent interest income component for the third quarter of 2005 increased $2,926,000 (51.2%) to $8,642,000 compared to
$5,716,000 for the three months ended September 30, 2004. Total fully taxable equivalent interest income for the nine months ended September 30, 2005 increased $8,199,000 (50.4%) to $24,470,000 compared to $16,271,000 for the nine months ended September 30, 2004. The increase in the fully taxable equivalent interest income for the third quarter of 2005 compared to the same period in 2004 is broken down by rate (up $895,000) and volume (up $2,031,000). The rate increase can be attributed to increases implemented by the Company during the latter half of 2004 and continuing through 2005 in response to Federal Reserve Board (the "FRB") increases in the Federal funds and Discount rates. The effects of eleven such rate increases by the FRB since June 2004, resulted in a 66 basis point increase in the yield on average earning assets from 5.56% for the third quarter of 2004 to 6.22% during the third quarter of 2005. The volume increase was the result of a 34.8% increase in average earning assets. Average loan balances were up $88,213,000 (32.7%) in 2005 over the balances in 2004, while average investment securities balances were up $55,002,000 (41.1%). The increase in average loans is the result of the December 2004, Bank of Amador acquisition, concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market. The increase in investment securities is primarily due to the December 2004, Bank of Amador acquisition and the Company investing its excess funds in investment securities. The excess funds were created by an increase in deposit balances.

         The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2005 over the same period in 2004 resulted from increases in volume (up $5,997,000) and increases in rate (up $2,202,000). Average earning assets increased $145,803,000 (37.7%) during the first nine months of 2005 as compared to the same period in 2004. Average loan balances increased $87,733,000 (32.5%) during that same period and average investments securities balances increased $57,619,000 (50.4%).

         Interest expense was $1,006,000 (125.3%) higher in the third quarter of 2005 versus the prior year period. The average balances on interest bearing liabilities were $96,823,000 (33.8%) higher in the third quarter of 2005 versus the same quarter in 2004. The higher balances accounted for a $267,000 increase in interest expense. The higher average balances in interest bearing liabilities was created by internal growth in the Company's deposits and deposits acquired from the Bank of Amador acquisition. Increased rates accounted for an additional $739,000 in interest expense for the three-month period. The increase in rates paid on interest bearing liabilities was a result of the higher interest rate environment over the past twelve months. Rates paid on interest bearing liabilities increased 75 basis points on a quarter-over-quarter basis from 1.12% to 1.87%. Interest expense was $2,528,000 (114.3%) higher in the nine-month period ended September 30, 2005 versus the prior year period. The average balances on interest bearing liabilities were $99,592,000 (36.5%) higher in the nine-month period ended September 30, 2005 versus the same period in 2004. The higher balances accounted for a $766,000 increase in interest expense. Increased rates accounted for an additional $1,762,000 in interest expense for the nine-month period. Rates paid on interest bearing liabilities increased 62 basis points on a year-over-year basis from 1.08% to 1.70%.

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


Table Two:  Analysis of Net Interest Margin on Earning Assets
----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,
                                                              2005                                        2004
                                            ----------------------------------------     ----------------------------------------
(Taxable Equivalent Basis)                      Avg                          Avg            Avg                           Avg
(In thousands, except percentages)            Balance       Interest       Yield (4)      Balance        Interest       Yield (4)
                                            ----------     ----------     ----------     ----------     ----------     ----------
Assets:
Earning assets
  Loans (1)                                 $  357,728     $    6,719           7.45%    $  269,515     $    4,410           6.51%
  Taxable investment
     securities                                154,876          1,493           3.82%       115,599          1,076           3.70%
  Tax-exempt investment
     securities (2)                             27,078            323           4.73%        11,894            169           5.65%
  Corporate stock (2)                              565             10           7.02%           554              9           6.46%
  Federal funds sold                             5,070             42           3.29%         5,913             17           1.14%
  Investments in time deposits                   6,184             55           3.53%         5,654             35           2.46%
                                            ----------     ----------                    ----------     ----------
Total earning assets                           551,501          8,642           6.22%       409,129          5,716           5.56%
                                                           ----------                                   ----------
Cash & due from banks                           30,075                                       30,219
Other assets                                    35,342                                       11,743
Allowance for loan & lease losses               (5,743)                                      (4,319)
                                            ----------                                   ----------
                                            $  611,175                                   $  446,772
                                            ==========                                   ==========
Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                                $  196,324            634           1.28%    $  153,037            281           0.73%
  Savings                                       39,593             38           0.38%        25,438             14           0.22%
  Time deposits                                116,943            881           2.99%        68,781            317           1.83%
  Other borrowings                              30,402            256           3.34%        39,183            191           1.94%
                                            ----------     ----------                    ----------     ----------
Total interest bearing
  liabilities                                  383,262          1,809           1.87%       286,439            803           1.12%
                                                           ----------                                   ----------
Noninterest demand deposits                    161,172                                      118,826
Other liabilities                                5,200                                        3,352
                                            ----------                                   ----------
Total liabilities                              549,634                                      408,617
Shareholders' equity                            61,541                                       38,155
                                            ----------                                   ----------
                                            $  611,175                                   $  446,772
                                            ==========                                   ==========
Net interest income & margin (3)                           $    6,833           4.92%                   $    4,913           4.78%
                                                           ==========     ==========                    ==========     ==========


(1) Loan interest includes loan fees of $240,000 and $168,000 during the three months ending September 30, 2005 and September 30, 2004, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (92) and annualized to actual days in year (365) for 2005 and (92) and (366) for 2004.


----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,
                                                              2005                                        2004
                                            --------------------------------------   ----------------------------------------
(Taxable Equivalent Basis)                      Avg                        Avg            Avg                          Avg
(In thousands, except percentages)            Balance       Interest     Yield (4)      Balance        Interest      Yield (4)
                                            ----------   ------------   ----------   ------------   ------------     --------
Assets:
Earning assets
  Loans (1)                                 $  357,642   $     19,371         7.24%  $    269,909   $     12,999         6.43%
  Taxable investment
     securities                                140,336          3,956         3.77%        97,066          2,624         3.61%
  Tax-exempt investment
     securities (2)                             25,053            895         4.78%        11,498            500         5.81%
  Corporate stock (2)                              564             31         7.35%           568             30         7.06%
  Federal funds sold                             3,368             77         3.06%         2,917             23         1.05%
  Investments in time deposits                   6,022            140         3.11%         5,224             95         2.43%
                                            ----------   ------------                ------------   ------------
Total earning assets                           532,985         24,470         6.14%       387,182         16,271         5.61%
                                                         ------------                               ------------
Cash & due from banks                           29,084                                     27,873
Other assets                                    35,487                                     10,966
Allowance for loan & lease losses               (5,687)                                    (4,185)
                                            ----------                               ------------
                                            $  591,869                               $    421,836
                                            ==========                               ============

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                                $  186,116          1,584         1.14%  $    141,155            727         0.69%
  Savings                                       39,491            113         0.38%        22,778             34         0.20%
  Time deposits                                111,943          2,278         2.72%        69,708            937         1.80%
  Other borrowings                              34,553            765         2.96%        38,870            514         1.77%
                                            ----------   ------------                ------------   ------------
Total interest bearing
  liabilities                                  372,103          4,740         1.70%       272,511          2,212         1.08%
                                                         ------------                               ------------
Noninterest demand deposits                    153,625                                    109,146
Other liabilities                                5,984                                      3,070
                                            ----------                               ------------
Total liabilities                              531,712                                    384,727
Shareholders' equity                            60,157                                     37,109
                                            ----------                               ------------
                                            $  591,869                               $    421,836
                                            ==========                               ============
Net interest income & margin (3)                         $     19,730         4.95%                 $     14,059         4.85%
                                                         ============   ==========                  ============     ========

(1) Loan interest includes loan fees of $794,000 and $473,000 during the nine months ending September 30, 2005 and September 30, 2004, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (273) and annualized to actual days in year (365) for 2005 and (274) and (366) in 2004.


Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
----------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2005 over 2004 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                                           Volume        Rate (4)      Net Change
                                                                ------------   ------------   ------------
   Net loans (1)(2)                                             $      1,447   $        862   $      2,309
   Taxable investment securities                                         367             50            417
   Tax exempt investment securities (3)                                  216            (62)           154
   Corporate stock                                                        --              1              1
   Federal funds sold                                                     (2)            27             25
   Investment in time deposits                                             3             17             20
                                                                ------------   ------------   ------------
     Total                                                             2,031            895          2,926
                                                                ------------   ------------   ------------
Interest-bearing liabilities:
   NOW & MMDA deposits                                                    80            273            353
   Savings deposits                                                        8             16             24
   Time deposits                                                         222            342            564
   Other borrowings                                                      (43)           108             65
                                                                ------------   ------------   ------------
     Total                                                               267            739          1,006
                                                                ------------   ------------   ------------
Interest differential                                           $      1,764   $        156   $      1,920
                                                                ============   ============   ============

----------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2005 over 2004 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                                           Volume        Rate (4)      Net Change
                                                                ------------   ------------   ------------
   Net loans (1)(2)                                             $      4,221   $      2,151   $      6,372
   Taxable investment securities                                       1,169            163          1,332
   Tax exempt investment securities (3)                                  589           (194)           395
   Corporate stock                                                        --              1              1
   Federal funds sold                                                      4             50             54
   Investment in time deposits                                            14             31             45
                                                                ------------   ------------   ------------
     Total                                                             5,997          2,202          8,199
                                                                ------------   ------------   ------------
Interest-bearing liabilities:
   NOW & MMDA deposits                                                   231            626            857
   Savings deposits                                                       25             54             79
   Time deposits                                                         567            774          1,341
   Other borrowings                                                      (57)           308            251
                                                                ------------   ------------   ------------
     Total                                                               766          1,762          2,528
                                                                ------------   ------------   ------------
Interest differential                                           $      5,231   $        440   $      5,671
                                                                ============   ============   ============
----------------------------------------------------------------------------------------------------------

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $240,000 and $168,000 during the three months ending September 30, 2005 and June 30, 2004, respectively, and $794,000 and $473,000 during the nine months ending September 30, 2005 and September 30, 2004, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         As a result of the Company's excellent credit quality and moderate low growth in 2005, the Company did not provide for loan and lease losses for the third quarter of 2005 as compared to $266,000 for the third quarter of 2004. Net loan and lease charge-offs for the three months ended September 30, 2005 were $46,000 or .05% (on an annualized basis) of average loans and leases as compared to $3,000 or .00% (on an annualized basis) of average loans and leases for the three months ended September 30, 2004. For the first nine months of 2005, the Company made provisions for loan and lease losses of $272,000 and net loan and lease charge-offs were $77,000 or .04% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $695,000 and net loan and lease charge-offs of $148,000 for the first nine months of 2004 or .07% (on an annualized basis) of average loans and leases outstanding. For additional information see the Allowance for Loan and Lease Losses Activity later in this section.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
-----------------------------------------------------------------------------------------------------
                                                    Three Months                    Nine Months
                                                       Ended                          Ended
                                                    September 30,                  September 30,
                                            ---------------------------   ---------------------------
                                                2005            2004           2005          2004
-----------------------------------------------------------------------------------------------------
Service charges on deposit accounts         $        168   $        129   $        509   $        408
Accounts receivable servicing fees                    82             87            262            228
Gain on sale of securities                             5             --             48             --
Merchant fee income                                  140            109            377            286
Income from residential lending                       86             28            214            109
Bank owned life insurance                             45             11            134             47
Gain on life insurance death benefit                  --             --             --            553
Other                                                 68             77            215            261
-----------------------------------------------------------------------------------------------------
           Total noninterest income         $        594   $        441   $      1,759   $      1,892
-----------------------------------------------------------------------------------------------------


         Noninterest income was up $153,000 (34.7%) to $594,000 for the three months ended September 30, 2005 as compared to $441,000 for the three months ended September 30, 2004. The primary traditional sources of noninterest income for the Company are service charges on deposit accounts, accounts receivable servicing fees, merchant credit card fees and income from residential lending. The increase in noninterest income for the quarter can be attributed to increases in fees from services charges (up $39,000 or 30.2%), an increase in merchant fee income (up $31,000 or 28.4%), and an increase in income from residential lending (up $28,000 or 207.1%). The increase in service charges results from a larger number of accounts, due in part to the acquisition of Bank of Amador in December 2004. The increase in income from residential lending results from additional business in the residential lending area, due in part to the acquisition of Bank of Amador in December 2004.

         For the nine months ended September 30, 2005, noninterest income was down $133,000 (7.0%) to $1,759,000. The September 30, 2004 period included the tax-free net proceeds from a life insurance policy ($553,000) that the Company received, in June of 2004, as a result of the death of a former executive officer. Without the life insurance proceeds, noninterest income would have shown an increase of $420,000. This increase in noninterest income for the first nine months of 2005 can be attributed to increases in fees from services charges (up $101,000 or 24.8%), an increase in merchant fee income (up $91,000 or 31.8%), and an increase in income from residential lending (up $105,000 or 96.3%).

Noninterest Expense

         Noninterest expenses increased $650,000 (23.1%) to a total of $3,464,000 in the third quarter of 2005 versus the third quarter of 2004. Salary and employee benefits, which include commissions, increased $263,000 (17.2%) from $1,526,000 during the third quarter of 2004 to $1,789,000 during the third quarter of 2005 mainly as a result of expenses related to the new employees retained in the December 2004 Bank of Amador acquisition. At September 30, 2005, the Company and its subsidiaries employed 115 persons on a full-time equivalent basis as compared to 96 at September 30, 2004. The salaries, employee benefits, and taxes component increased $424,000, primarily as a result of the increase in number of employees. These increases were offset by higher loan origination costs of $211,000. The loan origination costs are derived from recording new loans and are recorded as a reduction to compensation expense. The increase in the third quarter of 2005 is attributed to originating a higher number of loans in 2005 as compared to 2004. On a quarter-over-quarter basis, occupancy increased $54,000 (22.0%) and furniture and equipment increased $39,000 (20.6%). The increase in occupancy and furniture and equipment is related to the three new facilities acquired in the Bank of Amador acquisition. Other expense increased $294,000 (34.5%) to a total of $1,147,000 in the third quarter of 2005 versus $853,000 in the third quarter of 2004. Included in other expenses are professional fees (up $88,000 or 62.4%), item processing (up $22,000 or 23.2%), and the amortization of the core deposit premium related to the Bank of Amador acquisition (up $89,000 from zero). Professional fees, which includes accounting, legal and other professional services, was up primarily due to retainer fees paid to a deposit gathering relationship established in 2004 and higher fees for compliance with SEC rules as well as general corporate matters. The increase in item processing is due mainly to the new relationships acquired in the Bank of Amador acquisition. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the 2005 and 2004 third quarters were 45.4% and 52.6%, respectively.

         Noninterest expense for the nine-month period ended September 30, 2005 was $10,195,000 versus $9,026,000 for the same period in 2004 for an increase of $1,169,000 (13.0%). Salaries and benefits increased $587,000 (12.5%) in 2005 as compared to 2004. The increase relates to new employees retained in the December 2004, Bank of Amador acquisition. Occupancy increased $196,000 (28.1%) and furniture and equipment increased $132,000 (23.7%). The increase in occupancy and furniture and equipment is related to the three new facilities acquired in the Bank of Amador acquisition and three full quarters of expense related to the branch office in downtown Sacramento, which opened during the last part of the first quarter in 2004. The new locations contributed $157,000 to the increased occupancy expense and $131,000 to the increased furniture and equipment expense. Other expense increased $254,000 (8.2%). Included in other expenses are professional fees (up $193,000 or 52.3%), item processing (up $75,000 or 25.9%), and the amortization of the core deposit premium related to the Bank of Amador acquisition (up $266,000 from zero). The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first nine months of 2005 was 47.4% as compared to 56.6% in the same period of 2004.

Provision for Income Taxes

         The effective tax rate for the third quarter and first nine months of 2005 was 38.8% and 38.7%, respectively, versus 40.0% and 35.6%, respectively, for the same two periods of 2004. The increase in the year-to-date effective tax rate for 2005 is related to the 2004 receipt of the tax-free life insurance proceeds referenced above.

Balance Sheet Analysis

         The Company's total assets were $613,974,000 at September 30, 2005 as compared to $586,666,000 at December 31, 2004, representing an increase of 4.7%. The average balances of total assets for the nine months ended September 30, 2005 was $591,869,000 which represents an increase of $170,033,000 or 40.3% over the $421,836,000 during the nine-month period ended September 30, 2004. Total average assets for the third quarter of 2005 were $611,175,000 compared to $446,772,000 during the third quarter of 2004 for an increase of 36.8%.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At September 30, 2005, these categories accounted for approximately 19%, 44%, 1%, 26%, 2%, 2%, 3% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 19%, 46%, 1%, 25%, 1%, 3%, 2% and 3% at December 31, 2004. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, were offset by higher than normal loan paydowns and payoffs. The loan activity during the period resulted in net increases in balances for commercial loans ($3,543,000 or 5.3%), multi-family real estate ($1,142,000 or 42.9%), real estate construction ($5,408,000 or 6.0%), agriculture ($415,000 or 5.0%), and consumer ($2,459,000 or 26.1%). Despite the increased loan activity and the new borrowers, the Company experienced decreases in commercial real estate ($4,827,000 or 2.9%), residential real estate ($70,000 or 1.3%), and lease financing receivable ($2,185,000 or 21.9%) as a result of normal paydowns and higher than normal loan payoffs. Table Five below summarizes the composition of the loan portfolio as of September 30, 2005 and December 31, 2004.

Table Five: Loan and Lease Portfolio Composition
-----------------------------------------------------------------------

                                            September 30,  December 31,
(In thousands)                                  2005          2004
-----------------------------------------------------------------------
Commercial                                  $     70,407   $     66,864
Real estate:
  Commercial                                     161,436        166,263
  Multi-family                                     3,802          2,660
  Construction                                    95,570         90,162
  Residential                                      5,166          5,236
Lease financing receivable                         7,809          9,994
Agriculture                                        8,667          8,252
Consumer                                          11,876          9,417
-----------------------------------------------------------------------
Total loans and leases                           364,733        358,848
Deferred loan and lease fees, net                   (786)          (885)
Allowance for loan and lease losses               (5,691)        (5,496)
-----------------------------------------------------------------------
Total net loans and leases                  $    358,256   $    352,467
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

         Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as home equity lines of credit, personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company's service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, American River Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. American River Bank acts as a broker between American River Bank's customers and the loan wholesalers. American River Bank receives an origination fee for loans closed.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 75.1% of the Company's loan and lease portfolio at September 30, 2005. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         At September 30, 2005, non-performing loans and leases were 0.05% of total loans and leases, compared to 0.07% as of December 31, 2004. The recorded investments in loans that were considered to be impaired totaled $183,000 at September 30, 2005 and $247,000 at December 31, 2004. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2005 or December 31, 2004. Management is not aware of any potential problem loans which were accruing and current at September 30, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms or that would result in a material loss to the Company. Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2005 and December 31, 2004.

Table Six:  Non-Performing Loans
---------------------------------------------------------------------------
                                            September 30,   December 31,
(In thousands)                                   2005          2004
-----------------------------------------------------------------------
Past Due 90 days or more and still
accruing:
   Commercial                               $         --   $         --
   Real estate                                        --             --
   Lease financing receivable                         --             11
   Consumer and other                                 57             --
-----------------------------------------------------------------------
Nonaccrual:
   Commercial                                         --             52
   Real estate                                        15            113
   Lease financing receivable                        111             71
   Consumer and other                                 --             --
-----------------------------------------------------------------------
Total non-performing loans                  $        183   $        247
=======================================================================

Allowance for Loan and Lease Losses Activity

         The Company maintains an allowance for loan and lease losses ("ALLL") to cover probable losses inherent in the loan and lease portfolio, which is based upon management's estimated magnitude of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and recoveries and reduced by charge-offs. Actual losses for loans and leases can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

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

         The allowance for loan and lease losses totaled $5,691,000 or 1.56% of total loans and leases at September 30, 2005 and $5,496,000 or 1.54% of total loans and leases at December 31, 2004. Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.


Table Seven: Allowance for Loan and Lease Losses
---------------------------------------------------------------------------------------------------------------
                                                            Three Months                     Nine Months
(In thousands, except for percentages)                          Ended                           Ended
                                                             September 30,                   September 30,
                                                      ---------------------------   ---------------------------
                                                          2005            2004            2005          2004
---------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                  $    357,728   $    269,515   $    357,642   $    269,909
---------------------------------------------------------------------------------------------------------------

Allowance for possible loan and lease losses at
  beginning of period                                 $      5,737   $      4,233   $      5,496   $      3,949

Loans and leases charged off:
  Commercial                                                    (3)            --            (55)            --
  Real estate                                                   --             --             --             --
  Lease financing receivable                                   (48)            (6)           (87)          (207)
  Consumer                                                      --             --             --             (1)
---------------------------------------------------------------------------------------------------------------
Total                                                          (51)            (6)          (142)          (208)
---------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously
  Charged off:
   Commercial                                                   --             --              8             57
   Real estate                                                  --             --             --             --
   Lease financing receivable                                    5              3             55              3
   Consumer                                                     --             --              2             --
---------------------------------------------------------------------------------------------------------------
Total                                                            5              3             65             60
---------------------------------------------------------------------------------------------------------------
Net loans recovered (charged off)                              (46)            (3)           (77)          (148)

Additions to allowance charged
  to operating expenses                                         --            266            272            695
---------------------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                             $      5,691   $      4,496   $      5,691   $      4,496
---------------------------------------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs to average
  loans and leases outstanding (annualized)                    .05%           .00%           .04%           .07%
Provision of allowance for possible
  loan and lease losses to average loans
  and leases outstanding (annualized)                          .00%           .39%           .15%           .34%
Allowance for possible loan and lease losses
  to loans and leases net of deferred
  fees at end of period                                       1.56%          1.65%          1.56%          1.65%

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

         The Company establishes general reserves in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5., Accounting for Contingencies, and specific reserves in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize probable losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

         The adequacy of the ALLL is determined based on three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Second, established specific reserves consistent with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" are assigned to individually impaired loans. These are estimated potential losses associated with specific borrowers based upon estimated cash flows or collateral value and events affecting the risk rating. Third, the Company maintains a reserve for qualitative factors that may affect the portfolio as a whole, such as those factors described above, including management's adjustments, up or down, based on internal and external risk factors at the financial statement date consistent with SFAS No. 5 "Accounting for Contingencies".

Other Real Estate

         At September 30, 2005 and December 31, 2004, the Company did not have any other real estate ("ORE") properties.

Deposits

         At September 30, 2005, total deposits were $518,655,000 representing an increase of $43,268,000 (9.1%) from the December 31, 2004 balance of $475,387,000. Noninterest-bearing deposits increased $31,806,000 (22.1%) while interest-bearing deposits increased $11,462,000 (3.5%). Interest checking, money market and savings accounts decreased $41,000 while time deposits increased $11,533,000 (10.8%).


Other Borrowed Funds

         Other borrowings outstanding as of September 30, 2005 and December 31,
2004, consist of advances (both long-term and short-term) from the FHLB. The following table summarizes these borrowings (in thousands):

                                      September 30, 2005              December 31, 2004
                                 ----------------------------   ---------------------------
                                     Amount           Rate          Amount         Rate
-------------------------------------------------------------------------------------------
Short-Term borrowings:

  FHLB advances                   $     18,860           3.63%  $     24,457           1.85%
  Advances from correspondent
     banks                                  --             --             --             --
                                 ----------------------------------------------------------
  Total Short-Term borrowings     $     18,860           3.63%  $     24,457           1.85%
                                 ----------------------------------------------------------

Long-Term Borrowings:

  FHLB advances                   $      8,286           3.93%  $      9,832           3.15%
                                 ----------------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during the first nine months of 2005 and 2004 was $32,857,000 and $40,855,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):


                                   Short Term      Long Term

Amount                            $     18,860   $      8,286
Maturity                          2005 to 2006   2006 to 2007
Average rates                             3.63%          3.93%

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

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, American River Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At September 30, 2005, shareholders' equity was $62,212,000, representing an increase of $3,222,000 (5.5%) from $58,990,000 at December 31, 2004. The ratio of total risk-based capital to risk adjusted assets was 11.8% at September 30, 2005 compared to 10.9% at December 31, 2004. Tier 1 risk-based capital to risk-adjusted assets was 10.5% at September 30, 2005 and 9.6% at December 31, 2004.

         Table Eight below lists the Company's actual capital ratios at September 30, 2005 and December 31, 2004 as well as the minimum capital ratios for capital adequacy.

Table Eight:  Capital Ratios
--------------------------------------------------------------------------------
Capital to Risk-Adjusted           At             At         Minimum Regulatory
Assets                        September 30,   December 31,        Capital
                                  2005           2004           Requirements
--------------------------------------------------------------------------------

Leverage ratio                     7.5%           8.4%               4.00%

Tier 1 Risk-Based Capital         10.5%           9.6%               4.00%

Total Risk-Based Capital          11.8%          10.9%               8.00%

         The Company, through a Board of Director's authorized plan, may repurchase, as conditions warrant, up to 5% annually of the Company's common stock. Repurchases are generally made in the open market at market prices. (See
Part II, Item 2, for additional disclosure).

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all their capital adequacy requirements as of September 30, 2005 and December 31, 2004.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2005 and December 31, 2004, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $133,878,000 and $128,201,000 at September 30, 2005 and December 31, 2004, respectively. As a percentage of net loans and leases these off-balance sheet items represent 38.7% and 36.4%, respectively.

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


         Table Nine: Interest Rate Risk Simulation of Net Interest as of
September 30, 2005 and December 31, 2004

-----------------------------------------------------------------------------------------
   (In thousands)                             $ Change in NII          $ Change in NII
                                                from Current             from Current
                                              12 Month Horizon         12 Month Horizon
                                             September 30, 2005        December 31, 2004
                                            --------------------     --------------------
Variation from a constant rate scenario
   +200bp                                   $                939     $                673
  - 200bp                                   $             (1,459)    $               (466)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2005 and 2004.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2005 and December 31, 2004 were approximately $130,675,000 and $3,203,000 and $125,413,000 and $2,788,000, respectively.
Approximately $56,847,000 of the loan commitments outstanding at September 30, 2005 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being fully drawn upon. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On September 30, 2005, consolidated liquid assets totaled $110.5 million or 18.0% of total assets compared to $96.4 million or 16.4% of total assets on December 31, 2004. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $48,000,000 with correspondent banks. At September 30, 2005, the Company had $48,000,000 available under these credit lines. Additionally, American River Bank is member of the Federal Home Loan Bank (the "FHLB"). At September 30, 2005, American River Bank could have arranged for up to $45,395,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2005, the Company had advances, borrowings and commitments outstanding of $28,645,000, leaving $16,750,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

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

         (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

------------------------------------------------------------------------------------
     Period           (a)          (b)             (c)                 (d)
                     Total       Average     Total Number of   Maximum Number (or
                   Number of    Price Paid     Shares (or      Approximate Dollar
                   Shares (or   Per Share   Units) Purchased  Value) of Shares (or
                     Units)     (or Unit)      as Part of      Units) That May Yet
                   Purchased                    Publicly       Be Purchased Under
                                             Announced Plans  the Plans or Programs
                                               or Programs
------------------------------------------------------------------------------------
    Month #1
  July 1 through      None         N/A            None           228,123 shares
  July 31, 2005
    Month #2
     August 1         None         N/A            None           228,123 shares
 through August
    31, 2005
    Month #3
   September 1        None         N/A            None           228,123 shares
     through
  September 30,
      2005
------------------------------------------------------------------------------------
      Total            -                            -
------------------------------------------------------------------------------------

         On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason.

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

         (10.32) Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated September 8, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on September 9, 2005.

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

                  ** Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

                  *** Incorporated by reference to Registrant's Registration
                      Statement on Form S-4 (No. 333-119085) filed with the Commission on September 17, 2004.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN RIVER BANKSHARES


November 10, 2005                      By: /s/ DAVID T. TABER
                                           -------------------------------------
                                           David T. Taber
                                           President and Chief Executive Officer


November 10, 2005                      By: /s/ MITCHELL A. DERENZO
                                           -------------------------------------
                                           Mitchell A. Derenzo
                                           Executive Vice President and Chief
                                             Financial Officer
                                          (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

Exhibit Number        Description                                           Page
--------------------------------------------------------------------------------
     31.1         Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.             37

     31.2         Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.             38

     32.1 Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant
                  to Section 906 of the Sarbanes-Oxley Act of 2002.          39