Form 10-K
period 2005-12-31
AMERICAN RIVER BANKSHARES
filed 2006-03-09
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended        December 31, 2005
                                                -----------------

[ ] Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

                           Commission File No. 0-31525

                            AMERICAN RIVER BANKSHARES
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                               68-0352144
       ----------------------------------         ------------------------
       (State or other jurisdiction of            (IRS Employer ID Number)
       incorporation or organization)

         3100 Zinfandel Drive, Rancho Cordova, California        95670
         ------------------------------------------------      ----------
           (Address of principal executive offices)            (Zip code)

                                 (916) 851-0123
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                   Title of Class: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $105,826,000.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 7, 2006:

            No par value Common Stock - 5,614,576 shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant's definitive proxy statement for the 2006 annual meeting of shareholders.

                            AMERICAN RIVER BANKSHARES

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2005



Part I.                                                                     Page
    Item 1.    Business                                                       4
    Item 1A.   Risk Factors                                                  16
    Item 1B.   Unresolved Staff Comments                                     18
    Item 2.    Properties                                                    18
    Item 3.    Legal Proceedings                                             19
    Item 4.    Submission of Matters to a Vote of Security Holders           19

Part II.

   Item 5.     Market for the Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of
               Equity Securities                                             20
   Item 6.     Selected Financial Data                                       22
   Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           23
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk    44
   Item 8.     Financial Statements and Supplementary Data                   45
   Item 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                      84
   Item 9A.    Controls and Procedures                                       84
   Item 9B.    Other Information                                             86

Part III.

   Item 10.    Directors and Executive Officers of the Registrant            86
   Item 11.    Executive Compensation                                        86
   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    86
   Item 13.    Certain Relationships and Related Transactions                86
   Item 14.    Principal Accounting Fees and Services                        86

Part IV.

   Item 15.    Exhibits and Financial Statement Schedules                    87

Signatures                                                                   91

Exhibit Index                                                                93
    23.1       Consent of Independent Registered Accounting Firm             94
    31.1       Certifications of Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002                 95
    31.2       Certifications of the Chief Financial Officer pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002              96
    32.1       Certifications of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                    97

PART I

Item 1. Business.

Cautionary Statements Regarding Forward-Looking Statements

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under "Item 1A - Risk Factors" in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

Introduction

         American River Bankshares (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 851-0123.

         The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank, and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

         American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates five full service offices and one convenience office in Sacramento and Placer Counties including the head office located at 1545 River Park Drive, Suite 107, Sacramento, and branch offices located at 520 Capitol Mall, Suite 100, Sacramento, 9750 Business Park Drive, Sacramento, 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville, and the convenience office (limited service office) located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, and three full service offices in Sonoma County located at 412 Center Street, Healdsburg, 8733 Lakewood Drive, Windsor, and 50 Santa Rosa Avenue, Suite 100, Santa Rosa, operated under the name "North Coast Bank, a division of American River Bank."

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

         During 2005, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

         The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq National Market under the symbol "AMRB."

         At December 31, 2005, the Company had consolidated assets of $613 million, deposits of $501 million and shareholders' equity of $63 million.

General

         The Company is a community-oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company's principal source of revenue comes from interest income. Interest income is derived from:
(i) interest and fees on loans and leases; (ii) interest on investments (principally government securities); and (iii) interest on Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2005, these sources comprised 79.9%, 19.8%, and 0.3%, respectively, of the Company's interest income.

           American River Bank's deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank's deposits are not concentrated within a single industry or group of related industries.

           As of December 31, 2005 and December 31, 2004, American River Bank held $11,500,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $100,000, which are insured by the FDIC.

           American River Bank competes with approximately 35 other banking or savings institutions in Sacramento County and 27 in Placer County. American River Bank's market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 1.4% and 1.4%, respectively (based upon the most recent information made available by the FDIC through June 30, 2005). North Coast Bank, a division of American River Bank, competes with approximately 22 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Sonoma County was approximately .7% (based upon the most recent information made available by the FDIC through June 30, 2005). Bank of Amador, a division of American River Bank competes with approximately 7 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Amador County was approximately 17.7% (based upon the most recent information made available by the FDIC through June 30, 2005).

Employees

         At December 31, 2005, the Company and its subsidiaries employed 122 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

         At December 31, 2005, American River Bankshares and American River Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

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

         The Federal Financial Institution Examination Counsel ("FFIEC") utilizes the Uniform Financial Institutions Rating System ("UFIRS") commonly referred to as "CAMELS" to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Effective January 1, 2005, bank holding companies such as the Company, were subject to evaluation and examination under a revised bank holding company rating system. The so-called BOPEC rating system implemented in 1979 was primarily focused on financial condition, consolidated capital and consolidated earnings. The new rating system reflects the change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of nondepository subsidiaries upon depository institution subsidiaries.

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

Limitations on Dividends

         The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information regarding cash dividends.

Competition

Competitive Data

         American River Bank. At June 30, 2005, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 164 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 6 Sacramento area offices, 56 offices in the cities of Healdsburg, Santa Rosa and Windsor, California, where American River Bank has its 3 Sonoma County offices, and 4 offices in the cities of Jackson, Pioneer and

Ione, California, where American River Bank has its 3 Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank's legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2005, American River Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $10,298,000 on an unsecured basis and $17,164,000 on a fully secured basis based on capital and allowable reserves of $68,656,000.

         American River Bank's business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank's service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2005, there were 206 operating commercial and savings bank offices in Sacramento County with total deposits of $18,586,086,000. This was an increase of $1,896,610,000 over the June 30, 2004 balances. American River Bank held a total of $267,353,000 in deposits, representing approximately 1.4% of total commercial and savings banks deposits in Sacramento County as of June 30, 2005.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2005, there were 98 operating commercial and savings bank offices in Placer County with total deposits of $5,113,151,000. This was an increase of $726,999,000 over the June 30, 2004 balances. American River Bank held a total of $71,353,000 in deposits, representing approximately 1.4% of total commercial and savings banks deposits in Placer County as of June 30, 2005.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2005, there were 123 operating commercial and savings bank offices in Sonoma County with total deposits of $8,789,733,000. This was an increase of $397,392,000 over the June 30, 2004 balances. American River Bank held a total of $61,589,000 in deposits, representing approximately 0.7% of total commercial and savings banks deposits in Sonoma County as of June 30, 2005.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2005, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $627,759,000. This was an increase of $33,612,000 over the June 30, 2004 balances. American River Bank held a total of $110,937,000 in deposits, representing approximately 17.7% of total commercial and savings banks deposits in Amador County as of June 30, 2005.

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005. The FDIC has not yet released final regulations, but it is anticipated that the final regulations, when released, will include, among other matters, increased premium assessments. Based upon the current risk-based assessment rate schedule, American River Bank's current capital ratios and levels of deposits, American River Bank does not anticipate a significant increase in operating expenses due to changes in the assessment rate applicable to it during 2006 from that in 2005. The Company currently believes that changes, if any, will occur in the fourth quarter and, that such changes are not anticipated to have a material impact on the results of operations for the Company in 2006.

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

         In 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law. The GLB Act eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall"). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repealed Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the GLB Act.

         Prior to the GLB Act, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The GLB Act removed these restrictions and substantially eliminated the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies which qualify as financial holding companies can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

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

         The Company and American River Bank are not currently aware of any account relationships between American River Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. Certain surveillance provisions of the

Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions have been filed by the ACLU and other organizations. Congress recently extended the expiration date to permit the evaluation of changes to the Patriot Act. It is not clear whether the provisions that were scheduled to expire will expire, or be replaced or superseded by alternative provisions. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company's results of operations.

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

                The rule contains a specific safe harbor provision to clarify that the designation of a person as an "audit committee financial expert" does not cause that person to be deemed to be an "expert" for any purpose under Section 11 of the Securities Act of 1933, as amended, or impose on such person any duties, obligations or liability greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors, absent such designation. Such a designation also does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

     o   A prohibition on insider trading during pension plan black-out periods.
     o   Disclosure of off-balance sheet transactions.
     o   A prohibition on personal loans to directors and officers.
     o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
     o Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.
     o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.
     o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to a phased-in reduction of the filing deadline for Form 10-K reports and Form 10-Q reports.
     o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.
     o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act including:

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

         The effect of the Act upon the Company is uncertain; however, the Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, Nasdaq and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

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

Item 1A. Risk Factors.

         The Company and its subsidiary, American River Bank, conduct business in an environment that includes certain risks described below which could have a material adverse effect on the Company's business, results of operations, financial condition, future prospects and stock price. You are also referred to the matters described under the heading "Cautionary Statements Regarding Forward-Looking Statements," for additional information regarding factors that may affect the Company's business.

     o American River Bankshares' business is subject to interest rate risk, and variations in interest rates may negatively affect its financial performance.

         Changes in the interest rate environment may reduce the Company's net interest income. It is expected that the Company will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize the Company's interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company's net interest spread, asset quality, loan origination volume and overall profitability.

     o American River Bankshares' subsidiary, American River Bank, faces strong competition from financial service companies and other companies that offer banking services, which can hurt American River Bankshares' business.

         The Company's subsidiary, American River Bank, conducts banking operations principally in Northern California. Increased competition in American River Bank's market may result in reduced loans and deposits. Ultimately, it may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that are offered by American River Bank in its service area. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, American River Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If American River Bank is unable to attract and retain banking customers, it may be unable to continue its loan growth and level of deposits, which may adversely affect its and the Company's results of operations, financial condition and future prospects.

     o Changes in economic conditions could result in an economic downturn in Northern California which could adversely affect American River Bankshares' business.

         The Company's business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company's control. A deterioration in economic conditions locally, regionally or nationally including as the result of terrorist activities within and outside California could result in an economic downturn in Northern California and trigger the following consequences, any of which could adversely affect the Company's business:

         o    loan delinquencies and defaults may increase;
         o    problem assets and foreclosures may increase;
         o    demand for the Company's products and services may decline;
         o    low cost or non-interest bearing deposits may decrease; and
         o collateral for loans may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans.

     o American River Bankshares has a concentration risk in real estate related loans.

         At December 31, 2005, approximately 71.5% of the Company's loan and lease portfolio consisted of real estate related loans. Substantially all of the Company's real property collateral is located in its operating markets in Northern California. A substantial decline in real estate values in the Company's primary market areas could occur as a result of an economic downturn, or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on the Company by limiting repayment of defaulted loans through sale of the real estate collateral and by likely increasing the number of defaulted loans to the extent that the financial condition of its borrowers is adversely affected by such a decline in values. Those events could necessitate a significant increase in the provision for loan and lease losses which could adversely affect the Company's results of operations, financial condition, and future prospects.

     o American River Bankshares is subject to extensive regulation, which could adversely affect its business.

         The Company's operations are subject to extensive regulation by state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of its business. Because the Company's business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or otherwise adversely affect the Company's results of operations, financial condition, or future prospects.

     o American River Bank's allowance for loan and lease losses may not be adequate to cover actual losses.

         Like all financial institutions, American River Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance, but its allowance for loan and lease losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect American River Bank's and therefore the Company's operating results. American River Bank's allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond American River Bank's control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review American River Bank's loans and leases and allowance for loan and lease losses. Although we believe that American River Bank's allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan and lease losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company's earnings.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         The Company and American River Bank lease ten and own two of their respective premises. The Company's headquarters is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California. The office space is located in a six-story office building. The location also houses a convenience office of American River Bank that performs limited branch related transactions and business development. The lease is 91 months expiring on May 6, 2013. The premises consist of 7,378 square feet on the fourth floor. The space is leased from PGOCC, LLC.

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

         North Coast Bank, a division of American River Bank, leases premises at 8733 Lakewood Drive, Windsor, California. The office space is leased from R. and
R. Partners. The two-year lease expired on December 31, 2005, management negotiated a one-year extension expiring on December 31, 2006. The premises consist of 2,200 square feet on the ground floor.

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

         Bank of Amador, a division of American River Bank, leases land at 26675 Tiger Creek Road, Pioneer, California. The Company owns the 2,460 square foot modular building and leases the land from Soaring Eagle Inc. The land lease term is five (5) years and expires on May 31, 2007.

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

         The leases on the premises located at 1545 River Park Drive, 9750 Business Park Drive, 2240 Douglas Boulevard, 50 Santa Rosa Avenue, and 3100 Zinfandel Drive, contain options to extend for five years.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the shareholders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

         The Company's common stock began trading on the NASDAQ National Stock Market ("NASDAQ") under the symbol "AMRB" on October 26, 2000. The following table shows the high and the low prices for the common stock, for each quarter, as reported by NASDAQ. The prices have been adjusted to reflect 5% stock dividends declared in 2005 and in 2004.

                   ===================================================
                     2005                        High          Low
                   ---------------------------------------------------
                   First quarter                $22.38       $19.85
                   Second quarter                22.62        19.76
                   Third quarter                 23.10        19.91
                   Fourth quarter                22.89        21.05

                     2004                        High          Low
                   ---------------------------------------------------
                   First quarter                $19.05       $17.24
                   Second quarter                20.18        18.03
                   Third quarter                 21.21        17.69
                   Fourth quarter                21.77        19.41
                   ===================================================

         The closing price for the Company's common stock on March 7, 2006 was $27.31.

Holders

         As of March 3, 2006, there were approximately 2,823 shareholders of record of the Company's common stock.

Dividends

         The Company has paid quarterly cash dividends on its common stock since the first quarter of 2004; prior to that, the Company paid cash dividends twice a year since 1992. It is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. In 2005 and 2004, the Company declared cash dividends in the amount of $.54 and $.42, respectively, per common share. The amounts have been adjusted to reflect 5% stock dividends declared in 2005 and in 2004. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

         As of December 31, 2005, American River Bank had $2.2 million in retained earnings available for dividend payments to the Company, which in turn could be paid out to shareholders of the Company.

Stock Repurchases

         On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The 198,698 shares reported in the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2005. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter and the maximum amount available to repurchase under the repurchase plan.

----------------------------------------------------------------------------------------------------------------------------
          Period                  (a)                (b)                     (c)                            (d)
                             Total Number        Average Price       Total Number of Shares         Maximum Number (or
                             of Shares (or       Paid Per Share     (or Units) Purchased as     Approximate Dollar Value) of
                                 Units)           (or Unit)            Part of Publicly          Shares (or Units) That May
                               Purchased                              Announced Plans or        Yet Be Purchased Under the
                                                                           Programs                 Plans or Programs
----------------------------------------------------------------------------------------------------------------------------
         Month #1
     October 1 through           11,970            $ 22.00                  11,970                    226,313 shares
     October 31, 2005
         Month #2
    November 1 through           18,375            $ 21.84                  18,375                    207,938 shares
    November 30, 2005
         Month #3
    December 1 through            9,240            $ 22.08                   9,240                    198,698 shares
    December 31, 2005
----------------------------------------------------------------------------------------------------------------------------
          Total                  39,585            $ 21.94                  39,585
----------------------------------------------------------------------------------------------------------------------------

         During 2005, the Company repurchased 80,325 shares; during 2004, the Company repurchased 10,253 shares; during 2003, the Company repurchased 1,654 shares and in 2002, the Company repurchased 72,353 shares under the repurchase plan.

Item 6.  Selected Financial Data.

FINANCIAL SUMMARY-The following table presents certain consolidated financial information concerning the business of the Company and its subsidiaries. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report. All per share data has been retroactively restated to reflect stock dividends and stock splits. In December 2004 the Company completed a merger with Bank of Amador. The merger transaction was accounted for using the pooling method of accounting and accordingly the results of their operations are included in the table below.

As of and for the Years Ended December 31,
(In thousands, except per share amounts and ratios)

                                                   2005          2004          2003          2002          2001
STATEMENT OF OPERATIONS DATA
Net interest income                            $   26,462    $   19,418    $   16,866    $   15,073    $   14,577
Provision for loan and lease losses                   322           895           946           644           791
Other income                                        2,329         2,395         2,253         2,323         2,365
Other expenses                                     13,493        11,713        10,372         9,389         9,502
Income before income taxes                         14,976         9,205         7,801         7,363         6,649
Income taxes                                        5,792         3,378         3,060         2,904         2,612
Net income                                     $    9,184    $    5,827    $    4,741    $    4,459    $    4,037
Earnings per share - basic                     $     1.63    $     1.24    $     1.08    $     1.02    $     0.92
Earnings per share - diluted                         1.60          1.18          1.00          0.95          0.86
Cash dividends per share                             0.54          0.42          0.27          0.21          0.16

Book value per share                                11.20         10.57          7.93          7.31          6.39
Tangible book value per share                        7.98          7.29          7.92          7.29          6.37

BALANCE SHEET DATA:

Balance sheet totals-end of period:
   Assets                                      $  612,763    $  586,666    $  397,393    $  342,563    $  286,559
   Loans and leases, net                          365,571       352,467       262,464       229,008       195,026
   Deposits                                       500,706       475,387       322,507       275,796       254,888
   Shareholders' equity                            62,746        58,990        35,457        31,726        27,942
Average balance sheet amounts:
   Assets                                      $  596,670    $  439,012    $  363,175    $  309,574    $  279,049
   Loans and leases                               360,319       277,647       248,342       209,133       202,624
   Earning assets                                 537,031       400,265       333,800       280,623       255,904
   Deposits                                       494,905       357,420       279,883       263,323       246,960
   Shareholders' equity                            60,641        39,163        33,461        29,509        26,316

SELECTED RATIOS:

For the year:
    Return on average equity                        15.14%        14.88%        14.17%        15.11%        15.34%
    Return on average assets                         1.54%         1.33%         1.31%         1.44%         1.45%
    Efficiency ratio *                              45.16%        53.12%        53.73%        53.43%        55.37%
    Net interest margin *                            4.98%         4.90%         5.10%         5.43%         5.76%
    Net chargeoffs to average loans & leases         0.04%         0.08%         0.08%         0.03%         0.31%
At December 31:
    Average equity to average assets                10.16%         8.92%         9.21%         9.53%         9.43%
    Leverage capital ratio                           7.66%         8.35%         8.96%         8.93%         9.49%
    Allowance for loan and leases losses to
     total loans and leases                          1.53%         1.54%         1.48%         1.38%         1.32%

* fully taxable equivalent

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following is American River Bankshares management's discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2005, 2004, and 2003.

Cautionary Statements Regarding Forward-Looking Statements

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under "Item 1A - Risk Factors" in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

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

         In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method, beginning on January 1, 2006. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Management believes that the effect of FAS 123 (R) will be consistent with its pro forma disclosures included in Note 2 to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and forfeiture rates and the risk-free interest rate.

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company performed an evaluation of the goodwill, recorded as a result of the Bank of Amador acquisition, during the fourth quarter of 2005 and determined that there was no impairment. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

Overview

         The Company recorded its 88th consecutive profitable quarter for the quarter ended December 31, 2005. Net income in 2005 increased 57.6% to $9,184,000 versus $5,827,000 in 2004. Diluted earnings per share for 2005 and 2004 were $1.60 and $1.18, respectively. For 2005, the Company realized a return on average equity of 15.14% and a return on average assets of 1.54%, as compared to 14.88% and 1.33% for 2004. During December of 2004, the Company completed a merger with Bank of Amador, therefore, 2005 includes the first full year of results from Bank of Amador.

         Net income for 2004 was $1,086,000 (22.9%) higher than the $4,741,000 recorded in 2003. Diluted earnings per share in 2003 were $1.00, return on average assets was 1.31% and return on average equity was 14.17%. All share and per share data for 2005, 2004 and 2003 have been adjusted for a three-for-two stock split distributed on October 31, 2003 and 5 percent stock dividends distributed on December 23, 2005 and January 28, 2005.


Table One below provides a summary of the components of net income for the years indicated:

Table One:  Components of Net Income
--------------------------------------------------------------------------------

       For the twelve months ended:

(In thousands, except percentages)       2005           2004           2003
                                      ----------     ----------     ----------

Net interest income*                  $   26,767     $   19,602     $   17,035
Provision for loan and lease losses         (322)          (895)          (946)
Noninterest income                         2,329          2,395          2,253
Noninterest expense                      (13,493)       (11,713)       (10,372)
Provision for income taxes                (5,792)        (3,378)        (3,060)
Tax equivalent adjustment                   (305)          (184)          (169)
                                      ----------     ----------     ----------

Net income                            $    9,184     $    5,827     $    4,741
                                      ==========     ==========     ==========

================================================================================
Average total assets                  $  596,670     $  439,012     $  363,175
Net income as a percentage
  of average total assets                   1.54%          1.33%          1.31%
--------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

During 2005, total assets of the Company increased $26,097,000 (4.4%) to a total of $612,763,000 at year-end. At December 31, 2005, net loans totaled $365,571,000, up $13,104,000 (3.7%) from the ending balances on December 31, 2004. Deposit growth for the year was 5.3% resulting in ending deposit balances of $500,706,000. The Company ended 2005 with a Tier 1 capital ratio of 10.6% and a total risk-based capital ratio of 11.9%.

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

         The Company's fully taxable equivalent net interest margin was 4.98% in 2005 and 4.90% in 2004. The fully taxable equivalent net interest margin in dollars was up $7,165,000 (36.6%) in 2005 over 2004.

         The fully taxable equivalent interest income component increased from $22,820,000 in 2004 to $33,518,000 in 2005, representing a 46.9% increase. The increase in the fully taxable equivalent interest income for 2005 compared to the same period in 2004 is broken down by rate (up $3,036,000) and volume (up $7,662,000). The rate increase can be attributed to increases implemented by the Company during 2004 and 2005 in response to the Federal Reserve Board (the "FRB") increases in the Federal funds and Discount rates. Increases by the FRB have resulted in thirteen 25 basis point increases since June 2004. The overall increasing interest rate environment over the past year and a half has resulted in a 54 basis point increase in the yield on average earning assets from 5.70% for 2004 to 6.24% for 2005. The volume increase was the result of a 34.2% increase in average earning assets. Average loan balances were up $82,672,000 (29.8%) in 2005 over the balances in 2004, while average investment securities balances were up $53,499,000 (46.7%). The increase in average loans and investments is the result of the Bank of Amador acquisition which was completed in December 2004, and a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market.

         The fully taxable equivalent interest income component increased from $19,937,000 in 2003 to $22,820,000 in 2004, representing a 14.5% increase. The increase in the fully taxable equivalent interest income for 2004 compared to the same period in 2003 is broken down by rate (down $562,000) and volume (up $3,445,000). The rate decrease can be attributed to decreases implemented by the Company during 2001 and 2002 in response to the Federal Reserve Board (the "FRB") decreases in the Federal funds and Discount rates. Recent increases by the FRB have resulted in five 25 basis point increases since June 2004; however, these recent increases have had only a minor effect. The overall lower interest rate environment over the past three years has resulted in a 27 basis point drop in the yield on average earning assets from 5.97% for 2003 to 5.70% for 2004. The volume increase was the result of a 19.9% increase in average earning assets. Average loan balances were up $29,305,000 (11.8%) in 2004 over the balances in 2003, while average investment securities balances were up $39,566,000 (52.7%). The increase in average loans is the result of a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market. The increase in investment securities is primarily due to the Company investing its excess funds in investment securities. The excess funds were created by an increase in deposit balances and other borrowings. The Bank of Amador acquisition was completed in December 2004 and had a minimal impact on the average balances during 2004.

         Interest expense increased $3,533,000 (109.8%) in 2005 compared to 2004. The average balances on interest bearing liabilities were $91,680,000 (32.5%) higher in 2005 versus 2004. The higher balances accounted for a $1,028,000 increase in interest expense. The higher balances were due to the Bank of Amador acquisition and internal growth of average interest bearing deposits. The increase in rates paid on interest bearing liabilities resulted in an increase of $2,505,000 in interest expense. The rates paid on interest bearing liabilities increased 67 basis points on a year-over-year basis and was a result of the higher interest rate environment over the past year and a half;

         Interest expense increased $316,000 (10.9%) in 2004 compared to 2003. The average balances on interest bearing liabilities were $45,734,000 (19.4%) higher in 2004 versus 2003. The higher balances accounted for a $452,000 increase in interest expense. The higher balances were due to internal growth of average interest bearing deposits ($33,991,000) and an increase in other borrowings ($11,743,000). The decrease in rates paid on interest bearing liabilities partially offset the increased expense due to the volume growth. The decrease in rates paid on interest bearing liabilities was a result of the lower interest rate environment over the past three years. Although rates increased over the last few months of 2004, the rates paid on interest bearing liabilities decreased nine basis points on a year-over-year basis and accounted for a decrease in interest expense of $136,000 for the period.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                 2005                                2004                                 2003
                          --------------------------------    --------------------------------    ---------------------------------

(Taxable Equivalent Basis)   Avg                    Avg          Avg                    Avg          Avg                     Avg
(In thousands, except      Balance    Interest     Yield       Balance    Interest     Yield       Balance     Interest     Yield
  percentages)            ---------   ---------  ---------    ---------   ---------  ---------    ---------    ---------  ---------
Assets:
Earning assets
  Loans and leases (1)    $ 360,319   $  26,536       7.36%   $ 277,647   $  18,115       6.52%   $ 248,342    $  16,744       6.74%
  Taxable investment
     securities             141,855       5,436       3.83%     101,728       3,751       3.69%      64,159        2,312       3.60%
  Tax-exempt investment
     securities (2)          25,705       1,228       4.78%      12,324         713       5.79%      10,519          637       6.06%
  Corporate stock               559          40       7.16%         568          40       7.04%         376           28       7.45%
  Federal funds sold          2,826          90       3.18%       2,711          67       2.47%       5,595           48       0.86%
  Investments in time
     deposits                 5,767         188       3.26%       5,287         134       2.53%       4,809          168       3.49%
                          ---------   ---------               ---------   ---------               ---------    ---------
Total earning assets        537,031      33,518       6.24%     400,265      22,820       5.70%     333,800       19,937       5.97%
                                      ---------                           ---------                            ---------
Cash & due from banks        29,566                              30,263                              24,914
Other assets                 35,760                              12,836                               7,993
Allowance for loan &
   lease losses              (5,687)                             (4,352)                             (3,532)
                          ---------                           ---------                           ---------
                          $ 596,670                           $ 439,012                           $ 363,175
                          =========                           =========                           =========

Liabilities & Shareholders' Equity:
Interest bearing liabilities:

  NOW & MMDA              $ 185,634       2,247       1.21%   $ 146,041       1,099       0.75%   $ 120,772          912       0.76%
  Savings                    39,102         150       0.38%      24,527          56       0.23%      16,714           35       0.21%
  Time deposits             113,719       3,249       2.86%      72,987       1,356       1.86%      72,078        1,443       2.00%
  Other borrowings           35,003       1,105       3.16%      38,223         707       1.85%      26,480          512       1.93%
                          ---------   ---------               ---------   ---------               ---------    ---------
Total interest bearing
  liabilities               373,458       6,751       1.81%     281,778       3,218       1.14%     236,044        2,902       1.23%
                                      ---------                           ---------                            ---------
Demand deposits             156,450                             113,865                              90,685
Other liabilities             6,121                               4,206                               2,985
                          ---------                           ---------                           ---------
Total liabilities           536,029                             399,849                             329,714
Shareholders' equity         60,641                              39,163                              33,461
                          ---------                           ---------                           ---------
                          $ 596,670                           $ 439,012                           $ 363,175
                          =========                           =========                           =========
Net interest income &
   margin (3)                         $  26,767       4.98%               $  19,602       4.90%                $  17,035       5.10%
                                      =========  =========                =========  =========                 =========  =========

(1) Loan and lease interest includes loan and lease fees of $1,091,000, $741,000 and $814,000 in 2005, 2004 and 2003, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
----------------------------------------------------------------------------------------------
Year ended December 31, 2005 over 2004 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                                  Volume       Rate (4)     Net Change
                                                        ----------    ----------    ----------
   Net loans and leases (1)(2)                          $    5,394    $    3,027    $    8,421
   Taxable investment securities                             1,480           205         1,685
   Tax-exempt investment securities (3)                        774          (259)          515
   Corporate stock                                              (1)            1            --
   Federal funds sold & other                                    3            20            23
   Investment in time deposits                                  12            42            54
                                                        ----------    ----------    ----------
     Total                                                   7,662         3,036        10,698
                                                        ----------    ----------    ----------

Interest-bearing liabilities:
   Demand deposits                                             298           850         1,148
   Savings deposits                                             33            61            94
   Time deposits                                               757         1,136         1,893
   Other borrowings                                            (60)          458           398
                                                        ----------    ----------    ----------
     Total                                                   1,028         2,505         3,533
                                                        ----------    ----------    ----------
Interest differential                                   $    6,634    $      531    $    7,165
                                                        ==========    ==========    ==========

Year Ended December 31, 2004 over 2003 (in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                                  Volume       Rate (4)     Net Change
                                                        ----------    ----------    ----------
   Net loans and leases (1)(2)                          $    1,976    $     (605)   $    1,371
   Taxable investment securities                             1,354            85         1,439
   Tax-exempt investment securities (3)                        109           (33)           76
   Corporate stock                                              14            (2)           12
   Federal funds sold & other                                  (25)           44            19
   Investment in time deposits                                  17           (51)          (34)
                                                        ----------    ----------    ----------
     Total                                                   3,445          (562)        2,883
                                                        ----------    ----------    ----------

Interest-bearing liabilities:
   Demand deposits                                             191            (4)          187
   Savings deposits                                             16             5            21
   Time deposits                                                18          (105)          (87)
   Other borrowings                                            227           (32)          195
                                                        ----------    ----------    ----------
     Total                                                     452          (136)          316
                                                        ----------    ----------    ----------
Interest differential                                   $    2,993    $     (426)   $    2,567
                                                        ==========    ==========    ==========

(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans and leases.
(2) Loan and lease fees of $1,091,000, $741,000 and $814,000 for the years ended December 31, 2005, 2004 and 2003, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the periods presented.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $322,000 for loan and lease losses in 2005 as compared to $895,000 for 2004. Net loan charge-offs for 2005 were $139,000 as compared to $209,000 in 2004. In 2005, net loan charge-offs as a percentage of average loans outstanding were .04% compared to .08% in 2004. In 2003, the Company provided $946,000 for loan and lease losses and net charge-offs were $194,000. For further information please see "Allowance for Loan and Lease Losses Activity."

Service Charges and Fees and Other Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
---------------------------------------------------------------------------------------------
                                                                Year Ended December 31,
                                                         ------------------------------------
                                                            2005         2004         2003
                                                         ----------   ----------   ----------
         Service charges on deposit accounts             $      672   $      551   $      534
         Gain on life insurance death benefit                    --          553           --
         Accounts receivable servicing fees                     356          316          247
         Merchant fee income                                    509          393          357
         Fees from lease brokerage services                      --            9          381
         Income from residential lending division               283          187          366
         Gain on sale of available-for-sale securities           48           --           33
         Other                                                  461          386          335
                                                         ----------   ----------   ----------

                                                         $    2,329   $    2,395   $    2,253
                                                         ==========   ==========   ==========

         Noninterest income was down $66,000 (2.8%) to $2,329,000 in 2005 from the 2004 level. A portion of this decrease represents the tax-free net proceeds from a life insurance policy ($553,000) the Company received in June of 2004 as a result of the death of a former executive officer. Without the life insurance proceeds received in 2004, noninterest income for 2005 would have shown an increase of $487,000. The increase in noninterest income can be attributed to increases in fees from service charges (up $121,000 or 22.0%), increases in fees from merchant income (up $116,000 or 29.5%), and an increase in residential lending fee income (up $96,000 or 51.3%). The increase in service charges and merchant fee income is the direct result of an increased number of deposit and merchant accounts, many of which can be attributed to the Bank of Amador acquisition completed in December 2004.

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

Salaries and Benefits

         Salaries and benefits, which include commissions, were $6,958,000 (up $910,000 or 15.0%) for 2005 as compared to $6,048,000 in 2004. The increase is primarily the result of salaries, taxes and benefits paid to the employees of the three new offices added as a result of the Bank of Amador acquisition which was completed in December 2004 ($742,000) and cost of living raises, higher salary costs to retain key employees in a competitive market, and overall higher health care related costs. At the end of 2005, the full-time equivalent staff was 122, down 1 from the 123 at the end of 2004.

         Salaries and benefits, which include commissions, were $6,048,000 (down $185,000 or 3.0%) for 2004 as compared to $6,223,000 in 2003. The decrease is primarily the result of lower incentive accruals ($156,000 or 18.5%) and lower commissions paid in the Residential Lending Division. The lower incentive accrual relates to an adjustment in the incentive program by reducing the overall percentage available to employees. The decreased commissions in the Residential Lending Division are directly related to the drop in fees generated. At the end of 2004, the full-time equivalent staff was 123, up 22 from the 101 at the end of 2003. Much of the increase in the number of employees came as a result of the acquisition of Bank of Amador in December 2004 and did not have a material impact on overall salary and benefit expense for 2004.

Occupancy, Furniture and Equipment

         Occupancy expense increased $276,000 (29.0%) during 2005 to $1,229,000, up from $953,000 in 2004. The majority of the increase relates to the three new offices added in Amador County ($152,000), the cost associated for a full year related to the 2004 opening of a new banking office in Downtown Sacramento ($38,000) located at 520 Capitol Mall, Suite 100, Sacramento, CA 95814, expenses related to the 2005 opening of a new Company headquarters ($36,000) located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, CA 95670, and annual rent increases on the Company's leased facilities. Furniture and equipment expense was $918,000 in 2005 compared to $752,000 in 2004, representing a $166,000
(22.1%) increase. The increase in furniture and equipment expense relates to the three new offices added in Amador County ($166,000).

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

Other Expenses

         Other expenses were $4,388,000 (up $466,000 or 11.9%) for 2005 as compared to $3,922,000 for 2004. The 2004 expense included a donation of $503,000 to establish the American River Bankshares Foundation (the "Foundation"). Donations made to the Foundation in 2005 were $455,000 less than in 2004. The actual increase in other expenses of $466,000 and the overall lower donation to the Foundation of $455,000 added together represent an increase in other expenses of $921,000. This increase can be attributed to the December 2004 acquisition of Bank of Amador and the resulting three new Amador County offices ($935,000 increase). Included in the $935,000 increase is $322,000 related to amortization of the core deposit intangible associated with the acquisition. The overhead efficiency ratio on a taxable equivalent basis for 2005 was 45.2% as compared to 53.1% in 2004.

         Other expenses were $3,960,000 (up $1,291,000 or 48.4%) for 2004 as compared to $2,669,000 for 2003. Professional fees increased $143,000 (42.7%) from $335,000 during 2003 to $478,000 in 2004. Professional fees, which includes accounting, legal and other professional services, was up primarily due to retainer fees paid to a deposit gathering relationship established in 2004 ($172,000). Donations were $527,000 (up $501,000) for 2004 compared to $26,000 in 2003. The increase in donations results from the Company's decision to create and fund the Foundation ($503,000). Directors expense increased from $353,000 (up $165,000 or 46.7%) in 2003 to $518,000 in 2004. The increase in Directors expense relates to higher amounts accrued under the Gross-Up Plan (the "Plan"). The Plan compensates for the tax effects of the exercise of nonstatutory stock options. The Plan named certain non-employee Directors as participants and applies only to those options granted on August 25, 1995. The Plan encourages participating optionees to retain shares acquired through the exercise of nonstatutory stock options by the Company paying to the participating optionee an amount equal to the taxable income resulting from an exercise of a nonstatutory stock option multiplied by the Company's effective tax rate, subject to the optionee's agreement to hold the shares acquired for a minimum of one (1) year. Other operating expenses increased from $939,000 in 2003 (up $217,000 or 22.1%) to $1,156,000 in 2004. These increases related to the benefit payments related to the death of a former Company executive ($82,000), and normal expenses related to the overall growth of the Company. The overhead efficiency ratio on a taxable equivalent basis for 2004 was 53.1% as compared to 53.7% in 2003.

Provision for Taxes

         The effective tax rate on income was 38.7%, 36.7% and 39.2% in 2005, 2004 and 2003, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense (net of federal tax effect) of $1,033,000, $589,000 and $538,000 in these years. Tax-exempt income of $896,000,
$533,000 and $454,000 from investment securities in these years helped to reduce the effective tax rate. The 2004 effective tax rate was further reduced by tax exempt income of $553,000 from the proceeds from a life insurance policy.

Balance Sheet Analysis

         The Company's total assets were $612,763,000 at December 31, 2005 as compared to $586,666,000 at December 31, 2004, representing an increase of $26,097,000 (4.4%). The average balances of total assets during 2005 were $596,670,000 which represents an increase of $157,658,000 (35.9%) over the December 31, 2004 total of $439,012,000. Approximately $134,000,000 of the increase is attributable to the Bank of Amador acquisition in December 2004.

Investment Securities

         The Company classifies its investment securities as trading, held to maturity or available for sale. The Company's intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company's investment securities held on December 31 of the years indicated.

Table Five: Investment Securities Composition
-------------------------------------------------------------------------------------
(dollars in thousands)

Available-for-sale (at fair value)                   2005         2004         2003
-------------------------------------------------------------------------------------
Debt securities:
   U.S. Government agencies                      $   49,119   $   46,701   $   21,450
   Mortgage-backed securities                        33,326       40,359       26,757
   Obligations of states and political
      subdivisions                                   37,106       27,240       12,061
   Corporate debt securities                          1,014        1,114          787
   Commercial paper                                                             1,000
Equity securities:
   Corporate stock                                      624          627          631
-------------------------------------------------------------------------------------
Total available-for-sale investment securities   $  124,189   $  116,041   $   62,686
=====================================================================================
Held-to-maturity (at amortized cost)
-------------------------------------------------------------------------------------
Debt securities:
   Mortgage-backed securities                    $   45,012   $   41,203   $   26,960
   Obligations of states and political
      subdivisions                                                                200
-------------------------------------------------------------------------------------
Total held-to-maturity investment securities     $   45,012   $   41,203   $   27,160
=====================================================================================

See Table Fifteen for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At December 31, 2005, these categories accounted for approximately 21%, 42%, 1%, 28%, 1%, 2%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 19%, 46%, 1%, 25%, 1%, 3%, 2% and 3% at December 31, 2004. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating over $215 million in new loans; however, higher than normal loan and lease paydowns and payoffs resulted in net increases in balances for commercial ($11,107,000 or 16.6%), multi-family real estate ($1,107,000 or 41.6%), real estate construction ($12,886,000 or 14.3%), and consumer loans ($2,483,000 or 26.4%). Despite the new borrowers, the Company experienced a decrease in commercial real estate ($11,763,000 or 7.1%), residential real estate ($556,000 or 10.6%), lease financing receivable ($2,027,000 or 20.3%), and agriculture ($123,000 or 1.5%) as a result of paydowns. Table Six below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Six: Loan and Lease Portfolio Composition
-----------------------------------------------------------------------------------------------
                                                         December 31,
                             ------------------------------------------------------------------
(dollars in thousands)           2005          2004          2003          2002          2001
-----------------------------------------------------------------------------------------------
Commercial                   $   77,971    $   66,864    $   57,346    $   49,231    $   43,619
Real estate:
   Commercial                   154,500       166,263       142,249       119,977        99,355
   Multi-family                   3,767         2,660         5,301         7,573           803
   Construction                 103,048        90,162        37,434        32,385        30,821
   Residential                    4,680         5,236         1,508         1,661         3,119
Lease financing receivable        7,967         9,994         9,276         6,766         2,499
Agriculture                       8,129         8,252         8,027         8,824        10,251
Consumer                         11,900         9,417         5,950         6,371         7,598
-----------------------------------------------------------------------------------------------
                                371,962       358,848       267,091       232,788       198,065
Deferred loan fees, net            (712)         (885)         (678)         (583)         (425)
Allowance for loan and
    Lease losses                 (5,679)       (5,496)       (3,949)       (3,197)       (2,614)
-----------------------------------------------------------------------------------------------
Total net loans and leases   $  365,571    $  352,467    $  262,464    $  229,008    $  195,026
===============================================================================================

         A significant portion of the Company's loans and leases are direct loans and leases made to individuals and local businesses. The Company relies substantially on local promotional activity and personal contacts by American River Bank officers, directors and employees to compete with other financial institutions. The Company makes loans and leases to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment.

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

         Average net loans and leases in 2005 were $360,319,000 which represents an increase of $82,672,000 (29.8%) over the average in 2004. Average net loans and leases in 2004 were $277,647,000 which represents an increase of $29,305,000 (11.8%) over the average in 2003. Loan growth in 2005 and 2004 resulted from a favorable economy in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers. Additionally the average loan growth in 2005 increased in part do to the addition of the Bank of Amador loans at the end of 2004.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 71.5% of the Company's loan and lease portfolio at December 31, 2005, down from 73.7% at December 31, 2004. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         The recorded investments in loans and leases that were considered to be impaired totaled $91,000 and $247,000 at December 31, 2005 and 2004, respectively. The related allowance for losses for these loans and leases at December 31, 2005 and December 31, 2004 was $24,000 and $62,000, respectively. Management believes that the allowance allocations are adequate for the inherent risk of those loans and leases. The average recorded investment in impaired loans and leases for the years ended December 31, 2005, 2004 and 2003 was $271,000, $124,000 and $148,000, respectively.

         Interest due but excluded from interest income on nonaccrual loans and leases was not material during 2005, 2004 and 2003. In 2005, 2004 and 2003, interest income recognized from payments received on nonaccrual loans and leases was also not material.

         Table Seven below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more as of year-end for the past five years.

Table Seven:  Non-Performing Loans and Leases
-------------------------------------------------------------------------------------------------------------
                                                                        December 31,
                                               --------------------------------------------------------------
(dollars in thousands)                            2005         2004         2003         2002         2001
-------------------------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Commercial                                  $       24   $       --   $        2   $        2   $       --
   Real estate                                         --           --           --           --           --
   Lease financing receivable                          --           11           --           --           --
   Consumer and other                                  --           --           --           --           --
-------------------------------------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                          --           52           --           42          534
   Real estate                                         15          113           --          160          314
   Lease financing receivable                          52           71          179           --           --
   Consumer and other                                  --           --           --            2            8
-------------------------------------------------------------------------------------------------------------
Total non-performing loans and leases          $       91   $      247   $      181   $      206   $      856
=============================================================================================================

         There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2005. Management is not aware of any potential problem loans or leases, which were accruing and current at December 31, 2004 or 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

         The allowance for loan and lease losses totaled $5,679,000 or 1.53% of total loans and leases at December 31, 2005, $5,496,000 or 1.54% of total loans and leases at December 31, 2004, and $3,949,000 or 1.48% at December 31, 2003.

         Table Eight below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Eight: Allowance for Loan and Lease Losses
--------------------------------------------------------------------------------------------------------
(in thousands, except for
percentages)                                               Year Ended December 31,
                                      ------------------------------------------------------------------
                                         2005          2004          2003          2002          2001
--------------------------------------------------------------------------------------------------------
Average loans and leases
outstanding                           $  360,319    $  277,647    $  248,342    $  209,133    $  202,624
--------------------------------------------------------------------------------------------------------

Allowance for loan & lease
losses at beginning of period         $    5,496    $    3,949    $    3,197    $    2,614    $    2,454

Loans and leases charged off:
   Commercial                                 72            --            13            44           556
   Real estate                                --            --            --            59            85
   Consumer                                   --             1             8            48            13
   Lease financing receivable                134           268           333            --            57
--------------------------------------------------------------------------------------------------------
Total                                        206           269           354           151           711
--------------------------------------------------------------------------------------------------------
Recoveries of loans and leases
previously charged off:
   Commercial                                  9            57           113             1             9
   Real estate                                --            --            47            85            --
   Consumer                                    2             3            --             4            --
   Lease financing receivable                 56            --            --            --            71
--------------------------------------------------------------------------------------------------------
Total                                         67            60           160            90            80
--------------------------------------------------------------------------------------------------------
Net loans and leases charged off             139           209           194            61           631
Allowance acquired in merger                  --           861            --            --            --
Additions to allowance charged
  to operating expenses                      322           895           946           644           791
--------------------------------------------------------------------------------------------------------
Allowance for loan and
  lease losses at end of period       $    5,679    $    5,496    $    3,949    $    3,197    $    2,614

Ratio of net charge-offs to average
  loans and leases outstanding               .04%          .08%          .08%          .03%          .31%

Provision for loan and lease losses
  to average loans and leases
  outstanding                                .09%          .32%          .38%          .31%          .39%

Allowance for loan and lease losses
  to loans and leases, net of
  deferred fees, at end of period           1.53%         1.54%         1.48%         1.38%         1.32%

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

         As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management's conclusion as to future allowance levels. Table Nine below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2005. The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Table Nine:  Allowance for Loan and Lease Losses by Loan Category
----------------------------------------------------------------------------------------------------------------
(in thousands,
except percentages)                December 31, 2005          December 31, 2004         December 31, 2003
----------------------------------------------------------------------------------------------------------------
                                         Percent of loans           Percent of loans           Percent of loans
                                         in each category           in each category           in each category
                                Amount   to total loans    Amount   to total loans    Amount   to total loans
----------------------------------------------------------------------------------------------------------------
Commercial                   $    1,056         21.0%   $    1,028         18.6%   $      865         21.5%
Real estate                       3,948         71.5%        3,825         73.7%        2,579         69.8%
Agriculture                         213          2.2%          110          2.3%          201          3.0%
Consumer                            246          3.2%          220          2.6%           91          2.2%
Lease financing receivable          216          2.1%          313          2.8%          213          3.5%
----------------------------------------------------------------------------------------------------------------
Total allocated              $    5,679        100.0%   $    5,496        100.0%   $    3,949        100.0%
----------------------------------------------------------------------------------------------------------------


                                  December 31, 2002          December 31, 2001
------------------------------------------------------------------------------------
                                         Percent of loans           Percent of loans
                                         in each category           in each category
                               Amount    to total loans   Amount    to total loans
------------------------------------------------------------------------------------
Commercial                   $      660         21.1%   $      923         22.0%
Real estate                       2,173         69.5%        1,288         67.7%
Agriculture                         116          3.8%          147          5.3%
Consumer                            152          2.9%          206          3.8%
Lease financing receivable           96          2.7%           50          1.2%
------------------------------------------------------------------------------------
Total allocated              $    3,197        100.0%   $    2,614        100.0%
------------------------------------------------------------------------------------

Other Real Estate

         At December 31, 2005 and 2004, the Company did not have any Other Real Estate properties.

Deposits

         At December 31, 2005, total deposits were $500,706,000 representing an increase of $25,319,000 (5.3%) over the December 31, 2004 balance of $475,387,000. The Company's deposit growth plan for 2005 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. However, due to the competitive rate environment, interest-bearing money market and NOW accounts and savings accounts decreased slightly, but noninterest-bearing demand increased 14.4% in 2005. During 2004, deposits increased $152,880,000 (47.4%) from the total of $322,507,000 at December 31, 2003, of which $114,255,000 of the increase can be attributed to the Bank of Amador acquisition completed in December 2004.

Other Borrowed Funds

         Other borrowings outstanding as of December 31, 2005 consist of advances (both long-term and short-term) from the Federal Home Loan Bank (the "FHLB") and an overnight borrowing from a correspondent bank. The following table summarizes these borrowings (dollars in thousands):

                                                     2005                       2004                       2003
                                           -----------------------------------------------------------------------------

                                             Amount         Rate        Amount         Rate        Amount         Rate
                                           -----------------------------------------------------------------------------
         Short-term borrowings:

             FHLB advances                 $   39,386         3.73%   $   24,457         1.85%   $   25,054         1.41%
             Advances from correspondent
                 banks                             --           --            --           --         9,600         1.44%
                                           -----------------------------------------------------------------------------

         Total short-term borrowings       $   39,386         3.73%   $   24,457         1.85%   $   34,654         1.41%
                                           -----------------------------------------------------------------------------

         Long-term borrowings:

             FHLB advances                 $    4,270         4.10%   $    9,832         3.15%   $    1,888         6.13%
                                           -----------------------------------------------------------------------------

         Total long-term borrowings        $    4,270         4.10%   $    9,832         3.15%   $    1,888         6.13%
                                           -----------------------------------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during 2005, 2004 and 2003, was $39,386,000, $40,855,000, and $38,100,000,
respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):


                                           Short Term           Long Term

                Amount                     $   39,386           $    4,270
                Maturity                       2006                 2007
                Average rates                  3.73%                4.10%

         The Company has also been issued a total of $2,000,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2005 or 2004 and management does not expect to draw upon these lines in the future.


Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. During 2005, the Company repurchased 80,325 shares; during 2004, the Company repurchased 10,253 shares; during 2003, the Company repurchased 1,654 shares and in 2002, the Company repurchased 72,353 shares under the repurchase plan. See "Stock Repurchases" under Item 5 on page 21 for more information regarding the stock repurchase plan.

         The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2005, shareholders' equity was $62,746,000, representing an increase of $3,756,000 (6.4%) from $58,990,000 at December 31, 2004. This increase was attributable principally to the retention of earnings after the payment of cash dividends. In 2004, shareholders' equity increased $23.5 million (66.4%) from 2003 due in part to the Bank of Amador acquisition. The ratio of total risk-based capital to risk adjusted assets was 11.9% at December 31, 2005 compared to 10.9% at December 31, 2004. Tier 1 risk-based capital to risk-adjusted assets was 10.6% at December 31, 2005 and 9.6% at December 31, 2004.

         Table Ten below lists the Company's actual capital ratios at December 31, 2005 and 2004 as well as the minimum capital ratios for capital adequacy.

Table Ten:  Capital Ratios
----------------------------------------------------------------------------------------
                                            At December 31,         Minimum Regulatory
Capital to Risk-Adjusted Assets           2005           2004       Capital Requirements
----------------------------------------------------------------------------------------
Leverage ratio                             7.7%           8.4%              4.00%

Tier 1 Risk-Based Capital                 10.6%           9.6%              4.00%

Total Risk-Based Capital                  11.9%          10.9%              8.00%

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

         Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans and leases, securities and interest bearing liabilities

(i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The simulation modeling indicated below attempts to estimate changes in the Company's net interest income utilizing a forecast balance sheet projected from year-end balances.

         Table Eleven below summarizes the effect on net interest income (NII) of a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Table Eleven:  Interest Rate Risk Simulation of Net Interest as of
December 31, 2005
--------------------------------------------------------------------------------
  (dollars in thousands)                                      $ Change in NII
                                                                from Current
                                                              12 Month Horizon
                                                              ----------------
             Variation from a constant rate scenario
                 +200bp                                           $    707
                 -200bp                                           $ (1,184)

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

         As reflected in Table Twelve below, at December 31, 2005, the cumulative gap through the one-year time horizon indicates a slightly liability sensitive position.

Table Twelve:  Interest Rate Sensitivity
December 31, 2005
-------------------------------------------------------------------------------------------------------------
Assets and Liabilities
  which mature or reprice within (days):
                                                                                        Non-
   (dollars in thousands)         0-90        91-180        181-365      Over 365     repricing      Total
-------------------------------------------------------------------------------------------------------------
Assets:
   Investments                 $   11,502   $   12,307    $   18,562    $  135,532   $       --    $  177,903
   Loans and leases               188,144       26,505        29,379       121,543           --       365,571
   Other assets                        --           --            --            --       69,289        67,289
-------------------------------------------------------------------------------------------------------------
     Total assets              $  199,646   $   38,812    $   47,941    $  257,075   $   69,289    $  612,763
=============================================================================================================
Liabilities:
   Noninterest bearing         $       --   $       --    $       --    $       --   $  164,397    $  164,397
   Interest bearing:
     NOW Accounts                  23,183        9,273         6,953         6,955           --        46,364
     Money market                  66,720       26,688        20,019        20,016           --       133,443
     Savings                       18,855        7,542         3,771         7,543           --        37,711
     Time certificates             48,617       24,831        23,981        21,362           --       118,791
   Short-term borrowings           22,840        5,515        11,031            --           --        39,386
   Long-term borrowings                --           --            --         4,270           --         4,270
   Other liabilities                   --           --            --            --        5,655         5,655
   Shareholders' equity                --           --            --            --       62,746        62,746
-------------------------------------------------------------------------------------------------------------
   Total liabilities
    and shareholders' equity   $  180,215   $   73,849    $   65,755    $   60,146   $  232,798    $  612,763
=============================================================================================================
Interest rate
   sensitivity gap             $   19,431   $  (35,037)   $  (17,814)   $  196,929   $ (163,509)
Cumulative interest
   rate sensitivity gap        $   19,431   $  (15,606)   $  (33,420)   $  163,509           --

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2005, 2004 and 2003.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2005 were approximately $137,802,000 and $3,393,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2005, consolidated liquid assets totaled $99.2 million or 16.2% of total assets compared to $96.4 million or 16.4% of total assets on December 31, 2004. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $48,000,000 with correspondent banks. At December 31, 2005, the Company had $48,000,000 available under these credit lines. Additionally, the American River Bank is a member of the FHLB. At December 31, 2005, American River Bank could have arranged for up to $49,196,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2005, the Company had $3,534,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

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

Table Thirteen:  Certificates of Deposit Maturities
December 31, 2005
--------------------------------------------------------------------------------
(dollars in thousands)                     Less than $100,000     Over $100,000
--------------------------------------------------------------------------------
 Three months or less                           $ 15,470             $ 33,147
 Over three months through six months             11,248               13,583
 Over six months through twelve months            12,148               11,833
 Over twelve months                               10,862               10,500
--------------------------------------------------------------------------------
 Total                                          $ 49,728             $ 69,063
================================================================================

         Loan and lease demand also affects the Company's liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen:  Loan and Lease Maturities (Gross Loans and Leases)
--------------------------------------------------------------------------------
December 31, 2005
--------------------------------------------------------------------------------
                          One year  One year through     Over
(dollars in thousands)    or less      five years     five years       Total
--------------------------------------------------------------------------------
  Commercial           $     46,631   $     24,410   $      6,930   $     77,971
  Real estate               102,693         60,814        102,488        265,995
  Agriculture                 1,001          1,354          5,774          8,129
  Consumer                    1,362          3,032          7,506         11,900
  Leases                        402          7,464            101          7,967
--------------------------------------------------------------------------------
  Total                $    152,089   $     97,074   $    122,799   $    371,962
================================================================================

         Loans and leases shown above with maturities greater than one year include $169,383,000 of floating interest rate loans and $50,490,000 of fixed rate loans and leases.

         The carrying amount, maturity distribution and weighted average yield of the Company's investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis.

Table Fifteen:  Securities Maturities and Weighted Average Yields
December 31, 2005, 2004 and 2003
-------------------------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)
                                                            2005                       2004                       2003
                                                  -----------------------------------------------------------------------------
                                                                 Weighted                   Weighted                   Weighted
                                                   Carrying      Average      Carrying      Average      Carrying      Average
(dollars in thousands)                              Amount        Yield        Amount        Yield        Amount        Yield
-------------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                       $   21,012         3.37%   $    7,055         3.88%   $    3,573         3.70%
     Maturing after 1 year but within 5 years         28,107         3.70%       39,645         3.41%       17,877         3.75%
State & political subdivisions
     Maturing within 1 year                               --           --         1,105         4.83%          452         6.17%
     Maturing after 1 year but within 5 years         15,426         4.43%        6,574         4.30%          967         5.69%
     Maturing after 5 years but within 10 years       17,386         6.39%       17,393         6.16%        6,188         7.18%
     Maturing after 10 years                           4,294         6.37%        2,168         6.83%        4,454         7.44%
Government sponsored mortgage-backed securities       36,326         4.30%       40,359         4.30%       26,757         4.47%
Other
     Maturing within 1 year                               --           --         1,115         2.23%        1,514         1.84%
     Maturing after 1 year but within 5 years          1,014         4.67%           --           --           273         3.94%
     Non maturing                                        624         6.18%          627         6.63%          631         6.64%
-------------------------------------------------------------------------------------------------------------------------------
Total investment securities                       $  124,189         4.40%   $  116,041         4.32%   $   62,686         4.55%
===============================================================================================================================

Held-to-maturity securities:
State & political subdivisions
     Maturing within 1 year                       $       --           --    $       --           --    $      200         6.77%

Government sponsored mortgage-backed securities       45,012         4.37%       41,203         4.16%       26,960         4.06%
-------------------------------------------------------------------------------------------------------------------------------
Total investment securities                       $   45,012         4.37%   $   41,203         4.16%   $   27,160         4.08%
===============================================================================================================================

         The carrying values of available-for-sale securities include net unrealized (losses) gains of ($1,279,000), $880,000 and $1,430,000 at December 31, 2005, 2004 and 2003, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses, however, the net unrealized (losses) gains at December 31, 2005, 2004 and 2003 were ($354,000), $125,000 and $56,000, respectively. Table 15 does not include FHLB or FRB Stock, which do not have stated maturity dates or readily available market values. The balance in FHLB and FRB Stock at December 31, 2005, 2004 and 2003 was $2,608,000, $2,158,000 and $1,546,000, respectively.

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

                                                                        December 31,
                                                                  -----------------------
                                                                     2005         2004
                                                                  ----------   ----------
Commitments to extend credit (dollars in thousands):

         Revolving lines of credit secured by
              1-4 family residences                               $   16,845   $    2,328
         Commercial real estate, construction and land
              development commitments secured by real estate          55,313       66,066
         Other unused commitments, principally commercial loans       65,644       57,019
                                                                  ----------   ----------
                                                                  $  137,802   $  125,413
                                                                  ==========   ==========

Letters of credit                                                 $    3,393   $    2,788
                                                                  ==========   ==========

         As of December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 75%. In addition, the majority of the Company's commitments have variable interest rates.

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

Contractual Obligations


         The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company's contractual obligations as of December 31, 2005. Included in the table are amounts payable under the Company's Deferred Compensation and Deferred Fees Plans and are listed in the "other" category. These amounts represented $1,147,000 and are anticipated to be primarily payable at least five years in the future.

Table Sixteen: Contractual Obligations
--------------------------------------
(dollars in thousands)                                              Payments due by period
                                               --------------------------------------------------------------
                                                             Less than                            More than 5
                                                  Total       1 year      1-3 years    3-5 years     years
                                               --------------------------------------------------------------
Long-Term Debt                                 $    4,270   $       --   $    4,270   $       --   $       --
Capital Lease Obligations                              --           --           --           --           --
Operating Leases                                    4,037          860        1,382          922          873
Purchase Obligations                                   --           --           --           --           --
Other Long-Term Liabilities Reflected on the
    Company's Balance Sheet under GAAP              1,147           --           --           --        1,147
-------------------------------------------------------------------------------------------------------------

Total                                          $    9,454   $      860   $    5,652   $      922   $    2,020
=============================================================================================================

Accounting Pronouncements

         In March 2004, the Financial Accounting Standards Board (the "FASB") and Emerging Issues Task Force (the "EITF") reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company's consolidated financial statements for the year ended December 31, 2005.

         On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

         In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company may elect to adopt FAS 123 (R) using a modified prospective method or modified retrospective method. Under the modified retrospective method, the Company would restate previously issued financial statements, basing the compensation expense on that previously reported in their pro forma disclosures required by FAS 123. The modified prospective method would require the Company to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as these awards continue to vest. FAS 123
(R) is effective January 1, 2006. Management has elected to use the modified prospective method and has completed its evaluation of the effect of FAS 123
(R), and does not expect it to have a material impact on its financial position or results of operations.

         On June 7, 2005, the FASB issued Statement No. 154 ("FAS 154"), Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods' financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period's net income the cumulative effect of the change. FAS 154 also makes a distinction between "retrospective application" of a change in accounting principle and the "restatement" of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the "Market Risk Management" section of Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 38-40.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page

Report of Independent Registered Public Accounting Firm                    46

Consolidated Balance Sheet, December 31, 2005 and 2004                     47

Consolidated Statement of Income for the Years Ended
   December 31, 2005, 2004 and 2003                                        48

Consolidated Statement of Changes in Shareholders' Equity
   for the Years Ended December 31, 2005, 2004 and 2003                    49

Consolidated Statement of Cash Flows for the Years Ended
   December 31, 2005, 2004 and 2003                                        50-51

Notes to Consolidated Financial Statements                                 52-82

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



The Shareholders and Board of Directors
American River Bankshares

         We have audited the accompanying consolidated balance sheet of American River Bankshares and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Bankshares and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

         We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.




                                             /s/ Perry-Smith LLP



Sacramento, California
March 8, 2006

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 2005 and 2004
                             (Dollars in thousands)

                                                                    2005          2004
                                                                 ----------    ----------
                            ASSETS
Cash and due from banks                                          $   34,825    $   28,115
Federal funds sold                                                    1,250         7,000
                                                                 ----------    ----------

       Total cash and cash equivalents                               36,075        35,115

Interest-bearing deposits in banks                                    4,844         5,939
Investment securities (Notes 5 and 10):
   Available for sale, at fair value                                124,189       116,041
   Held to maturity, at amortized cost (fair value of $44,658
     and $41,328 at December 31, 2005 and 2004, respectively)        45,012        41,203
Loans and leases, less allowance for loan and lease losses of
   $5,679 in 2005 and $5,496 in 2004 (Notes 6, 10, 12 and 17)       365,571       352,467
Premises and equipment, net (Note 7)                                  2,090         1,876
Federal Home Loan Bank stock                                          2,608         2,158
Accounts receivable servicing receivables, net (Note 8)               2,000         2,409
Goodwill (Notes 3 and 4)                                             16,321        16,146
Intangible assets (Notes 3 and 4)                                     1,831         2,183
Accrued interest receivable and other assets (Notes 11 and 16)       12,222        11,129
                                                                 ----------    ----------

                                                                 $  612,763    $  586,666
                                                                 ==========    ==========

                        LIABILITIES AND
                     SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                           $  164,397    $  143,710
   Interest bearing (Note 9)                                        336,309       331,677
                                                                 ----------    ----------

       Total deposits                                               500,706       475,387

Short-term borrowings (Note 10)                                      39,386        24,457
Long-term borrowings (Note 10)                                        4,270         9,832
Accrued interest payable and other liabilities (Note 16)              5,655        18,000
                                                                 ----------    ----------

       Total liabilities                                            550,017       527,676
                                                                 ----------    ----------

Commitments and contingencies (Note 12)

Shareholders' equity (Notes 13 and 14):
   Common stock - no par value; 20,000,000 shares authorized;
     issued and outstanding - 5,604,479 shares in 2005 and
     5,314,732 shares in 2004                                        47,474        42,557
   Retained earnings                                                 16,029        15,878
   Accumulated other comprehensive (loss) income, net of taxes
     (Notes 5 and 18)                                                  (757)          555
                                                                 ----------    ----------

       Total shareholders' equity                                    62,746        58,990
                                                                 ----------    ----------

                                                                 $  612,763    $  586,666
                                                                 ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

              For the Years Ended December 31, 2005, 2004 and 2003
                  (Dollars in thousands, except per share data)

                                                                 2005         2004         2003
                                                              ----------   ----------   ----------
Interest income:
   Interest and fees on loans and leases                      $   26,536   $   18,115   $   16,744
   Interest on Federal funds sold                                     90           67           48
   Interest on deposits in banks                                     188          134          168
   Interest and dividends on investment securities:
     Taxable                                                       5,436        3,751        2,312
     Exempt from Federal income taxes                                931          537          475
     Dividends                                                        32           32           21
                                                              ----------   ----------   ----------

         Total interest income                                    33,213       22,636       19,768
                                                              ----------   ----------   ----------

Interest expense:
   Interest on deposits (Note 9)                                   5,646        2,511        2,390
   Interest on borrowings (Note 10)                                1,105          707          512
                                                              ----------   ----------   ----------

         Total interest expense                                    6,751        3,218        2,902
                                                              ----------   ----------   ----------

         Net interest income                                      26,462       19,418       16,866

Provision for loan and lease losses (Note 6)                         322          895          946
                                                              ----------   ----------   ----------

         Net interest income after provision for loan
           and lease losses                                       26,140       18,523       15,920
                                                              ----------   ----------   ----------

Noninterest income:
   Service charges                                                   672          551          534
   Gain on sale of available-for-sale investment securities
     (Note 5)                                                         48                        33
   Other income (Note 15)                                          1,609        1,844        1,686
                                                              ----------   ----------   ----------

         Total noninterest income                                  2,329        2,395        2,253
                                                              ----------   ----------   ----------

Noninterest expense:
   Salaries and employee benefits (Notes 6 and 16)                 6,958        6,048        6,233
   Occupancy (Notes 7 and 12)                                      1,229          953          817
   Furniture and equipment (Notes 7 and 12)                          918          752          653
   Loss on sale of available-for-sale investment securities
     (Note 5)                                                                      38
   Other expense (Note 15)                                         4,388        3,922        2,669
                                                              ----------   ----------   ----------

         Total noninterest expense                                13,493       11,713       10,372
                                                              ----------   ----------   ----------

         Income before provision for income taxes                 14,976        9,205        7,801

Provision for income taxes (Note 11)                               5,792        3,378        3,060
                                                              ----------   ----------   ----------

         Net income                                           $    9,184   $    5,827   $    4,741
                                                              ==========   ==========   ==========

Basic earnings per share (Note 13)                            $     1.63   $     1.24   $     1.08
                                                              ==========   ==========   ==========

Diluted earnings per share (Note 13)                          $     1.60   $     1.18   $     1.00
                                                              ==========   ==========   ==========

Cash dividends per share of issued and outstanding common
   stock, adjusted for stock dividends                        $     0.54   $     0.42   $     0.27
                                                              ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2005, 2004 and 2003
                             (Dollars in thousands)

                                                                                              Accum-
                                                                                              ulated
                                                                                               Other
                                                                                              Compre-
                                                                                              hensive
                                                                                              Income/        Total         Total
                                                        Common Stock                           (Loss)        Share-        Compre-
                                                   ------------------------     Retained      (Net of       holders'       hensive
                                                     Shares        Amount       Earnings       Taxes)        Equity        Income
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance, January 1, 2003                            3,938,883    $   16,064    $   14,358    $    1,304    $   31,726

Comprehensive income (Note 18):
   Net income                                                                       4,741                       4,741    $    4,741
   Other comprehensive loss, net of tax:
     Net change in unrealized gains on available-
       for-sale investment securities                                                              (440)         (440)         (440)
                                                                                                                         ----------
         Total comprehensive income                                                                                      $    4,301
                                                                                                                         ==========

Cash dividend ($.27 per share)                                                     (1,192)                     (1,192)
Fractional shares redeemed                               (225)                         (7)                         (7)
Stock options exercised                               135,704           653                                       653
Retirement of common stock (Note 13)                  (19,102)          (24)                                      (24)
                                                   ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2003                          4,055,260        16,693        17,900           864        35,457

Comprehensive income (Note 18):
   Net income                                                                       5,827                       5,827    $    5,827
   Other comprehensive loss, net of tax:
     Net change in unrealized gains on available-
       for-sale investment securities                                                              (309)         (309)         (309)
                                                                                                                         ----------
         Total comprehensive income                                                                                      $    5,518
                                                                                                                         ==========

Stock issued in acquisition (Note 3)                  775,548        18,284                                    18,284
Cash dividend ($.42 per share)                                                     (2,044)                     (2,044)
5% stock dividend                                     252,392         5,805        (5,805)
Stock options exercised                               263,446         1,959                                     1,959
Retirement of common stock (Note 13)                  (31,914)         (184)                                     (184)
                                                   ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2004                          5,314,732        42,557        15,878           555        58,990

Comprehensive income (Note 18):
   Net income                                                                       9,184                       9,184    $    9,184
   Other comprehensive loss, net of tax:
     Net change in unrealized gains on available-
       for-sale investment securities                                                            (1,312)       (1,312)       (1,312)
                                                                                                                         ----------
         Total comprehensive income                                                                                      $    7,872
                                                                                                                         ==========

Cash dividend ($.54 per share)                                                     (3,012)                     (3,012)
Fractional shares redeemed                                 (1)          (32)                                      (32)
5% stock dividend                                     266,801         6,021        (6,021)
Stock options exercised                               113,309           945                                       945
Retirement of common stock (Note 13)                  (90,362)       (2,017)                                   (2,017)
                                                   ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2005                          5,604,479    $   47,474    $   16,029    $     (757)   $   62,746
                                                   ==========    ==========    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2005, 2004 and 2003
                             (Dollars in thousands)

                                                                        2005          2004          2003
                                                                     ----------    ----------    ----------
Cash flows from operating activities:
   Net income                                                        $    9,184    $    5,827    $    4,741
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
       Provision for loan and lease losses                                  322           895           946
       (Decrease) increase in deferred loan and lease origination
         fees, net                                                         (173)          (79)           95
       Depreciation and amortization                                      1,014           575           484
       Amortization of investment security premiums
         and discounts, net                                               1,099         1,249           936
       Provision for accounts receivable servicing receivable
         allowance for losses                                                35                           1
       (Gain) loss on sale of available-for-sale investment
         securities                                                         (48)           38           (33)
       Gain on life insurance death benefit                                              (553)
       Increase in cash surrender value of life insurance policies         (178)          (69)          (27)
       Provision for deferred income taxes                                 (422)          (82)         (474)
       Decrease (increase) in accrued interest receivable and
         other assets                                                       179        (1,136)         (389)
       (Decrease) increase in accrued interest payable and
         other liabilities                                              (12,604)        1,920           331
                                                                     ----------    ----------    ----------

           Net cash (used in) provided by operating activities           (1,592)        8,585         6,611
                                                                     ----------    ----------    ----------

Cash flows from investing activities:
   Cash acquired in acquisition                                                        26,294
   Proceeds from the sale of available-for-sale investment
       securities                                                         6,964         5,019         6,274
   Proceeds from called available-for-sale investment
     securities                                                             280
   Proceeds from matured available-for-sale investment
     securities                                                          20,180         5,435         6,840
   Proceeds from matured held-to-maturity investment
     securities                                                                           200         1,125
   Purchases of available-for-sale investment securities                (41,596)      (50,875)      (24,015)
   Purchases of held-to-maturity investment securities                  (16,901)      (23,737)      (25,432)
   Proceeds from principal repayments for available-for-sale
     mortgage-backed securities                                           3,411         8,507         8,911
   Proceeds from principal repayments for held-to-maturity
     mortgage-backed securities                                          12,495         8,758         8,890
   Net decrease (increase) in interest-bearing deposits in banks          1,095        (1,189)        1,288
   Net increase in loans and leases                                     (13,242)      (12,064)      (34,491)
   Net decrease (increase) in accounts receivable servicing
     receivables                                                            374          (631)         (383)
   Death benefit from life insurance policy                                             1,236
   Purchases of equipment                                                  (886)         (704)         (320)
   Net (increase) decrease in FHLB and FRB stock                           (450)         (612)           16
   Purchase of life insurance policies                                                               (1,614)
                                                                     ----------    ----------    ----------

           Net cash used in investing activities                        (28,276)      (34,363)      (52,911)
                                                                     ----------    ----------    ----------

                                   (Continued)

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
              For the Years Ended December 31, 2005, 2004 and 2003
                             (Dollars in thousands)

                                                                   2005          2004          2003
                                                                ----------    ----------    ----------
Cash flows from financing activities:
   Net increase in demand, interest-bearing and savings
     deposits                                                   $   12,722    $   37,341    $   47,477
   Net increase (decrease) in time deposits                         12,597        (3,697)         (766)
   Repayment of long-term debt                                      (5,562)          (53)          (50)
   Increase (decrease) in other borrowings                          14,929        (2,200)        4,050
   Exercise of stock options                                           945         1,959           653
   Cash paid to repurchase common stock                             (2,017)         (184)          (24)
   Payment of cash dividends                                        (2,754)       (2,070)       (1,135)
   Cash paid for fractional shares in connection with stock
     dividends and stock splits                                        (32)                         (7)
                                                                ----------    ----------    ----------

           Net cash provided by financing activities                30,828        31,096        50,198
                                                                ----------    ----------    ----------

           Increase in cash and cash equivalents                       960         5,318         3,898

Cash and cash equivalents at beginning of year                      35,115        29,797        25,899
                                                                ----------    ----------    ----------

Cash and cash equivalents at end of year                        $   36,075    $   35,115    $   29,797
                                                                ==========    ==========    ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest expense                                           $    6,509    $    3,149    $    2,980
     Income taxes                                               $    5,990    $    1,765    $    3,242

Non-cash investing activities:
   Net change in unrealized gain on available-for-sale
     investment securities                                      $   (2,159)   $     (550)   $     (719)

Non-cash financing activities:
   Dividends declared and unpaid                                $      841    $      582    $      608
   Adjustments to goodwill                                      $      238

Supplemental schedule related to acquisition (Notes 3 and 4):
   Deposits                                                                   $  119,236
   Other liabilities                                                                 489
   Payable to Bank of Amador shareholders                                         12,730
   Interest bearing deposits in banks                                               (100)
   Available-for-sale investment securities                                      (22,542)
   Loans, net                                                                    (78,737)
   Premise and equipment                                                            (226)
   Intangible assets                                                             (18,296)
   Other assets                                                                   (4,544)
   Stock issued                                                                   18,284
                                                                              ----------

       Cash acquired                                                          $   26,294
                                                                              ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE BUSINESS OF THE COMPANY

         American River Bankshares (the "Company") was incorporated under the laws of the State of California in 1995 under the name of American River Holdings and changed its name in 2004 to American River Bankshares. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. As a community oriented bank holding company, the principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Amador, and Sonoma counties.

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

         Reclassifications
         -----------------

         Certain reclassifications have been made to prior years' balances to conform to classifications used in 2005.

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

         Loan Sales and Servicing
         ------------------------

         Included in the portfolio are Small Business Administration (SBA) loans and Farmer Mac guaranteed loans that may be sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date that the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. There were no sales of loans subject to these recourse provisions at December 31, 2005, 2004 and 2003. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2005 and 2004.

         SBA and Farmer Mac loans with unpaid balances of $1,609,000 and $2,640,000 were being serviced for others as of December 31, 2005 and 2004, respectively. The Company also serviced loans that are participated with other financial institutions totaling $20,911,000 and $12,329,000 as of December 31, 2005 and 2004, respectively.

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

         Allowance for Loan and Lease Losses
         -----------------------------------

         The allowance for loan and lease losses is maintained to provide for possible losses related to impaired loans and leases and other possible losses on loans and leases identified by management as doubtful, substandard and special mention, as well as losses that can be expected to occur in the normal course of business related to currently performing loans and leases. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan and lease portfolio including concentrations, types of lending, specifically identified problem loans and leases, inherent risk of loss in the portfolio taken as a whole and economic conditions in the Company's service areas.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Allowance for Loan and Lease Losses (Continued)
         -----------------------------------

         Commercial and real estate loans and leases determined to be impaired or classified are individually evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans and leases based on management's assessment of the following for each identified loan and lease type: (1) inherent credit risk and (2) historical losses. Management's risk assessment includes its own portfolio characteristics and performance, the loss experience of peer banks, and other economic conditions and factors. These estimates are particularly susceptible to changes in the economic environment and market conditions.

         The Company's Loan Committee reviews the adequacy of the allowance for loan and lease losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the Loan Committee and management, changes are warranted.

         The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. The allowance for loan and lease losses at December 31, 2005 and 2004, respectively, reflect management's estimate of possible losses in the portfolio.

         Other Real Estate
         -----------------

         Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. There was no other real estate held by the Company at December 31, 2005 and 2004.

         Premises and Equipment
         ----------------------

         Premises and equipment are carried at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful life of the building and improvements is forty years. The useful lives of furniture, fixtures and equipment are estimated to be three to ten years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred. Impairment of long-lived assets is evaluated by management based upon an event or changes in circumstances surrounding the underlying assets which indicate long-lived assets may be impaired.

         Goodwill and Intangible Assets
         ------------------------------

         Business combinations involving the Company's acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Goodwill and Intangible Assets (Continued)
         ------------------------------

         Intangible assets are comprised of core deposit intangibles which represent the estimated fair value of the long-term deposit relationships that were assumed when the Company acquired Bank of Amador. Core deposit intangibles are amortized using a method that approximates the expected run-off of the deposit base, which, in this case, is eight years.

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

         Stock-Based Compensation
         ------------------------

         At December 31, 2005, the Company has two stock-based compensation plans, which are described more fully in Note 13. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Generally, stock-based compensation cost is not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                                      Year Ended December 31,
                                                              --------------------------------------
                                                                 2005          2004          2003
                                                              ----------    ----------    ----------
                                                                   (Dollars in thousands, except
                                                                          per share data)
         Net income, as reported                              $    9,184    $    5,827    $    4,741
         Add: Stock-based compensation expense included in
           reported net income, net of tax effect                                                 20
         Deduct: Total stock-based compensation expense
           determined under the fair value based method for
           all awards, net of related tax effects                    (88)          (68)         (150)
                                                              ----------    ----------    ----------

         Pro forma net income                                 $    9,096    $    5,759    $    4,611
                                                              ==========    ==========    ==========

         Basic earnings per share - as reported               $     1.63    $     1.24    $     1.08
         Basic earnings per share - pro forma                 $     1.62    $     1.22    $     1.05

         Diluted earnings per share - as reported             $     1.60    $     1.18    $     1.00
         Diluted earnings per share - pro forma               $     1.59    $     1.17    $     0.97

         Weighted average fair value of options granted
           during the year                                    $     6.22    $     4.69    $     3.17

         The fair value of each option is estimated on the date of grant using an option-pricing model.

                                                              2005              2004               2003
                                                          -------------     -------------     -------------
         Dividend yield                                   2.27% to 2.71%        2.15%         1.74% to 1.88%
         Expected volatility                              30.3% to 31.4%        22.0%         19.4% to 19.6%
         Risk-free interest rate                          3.96% to 4.08%        4.01%         2.91% to 3.52%
         Expected option life                                 7 years          7 years            7 years

         Impact of New Financial Accounting Standards
         --------------------------------------------

         Other-Than-Temporary Impairment

         In March 2004, the Financial Accounting Standards Board (FASB) and Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company's consolidated financial statements for the year ended December 31, 2005.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Impact of New Financial Accounting Standards (Continued)
         --------------------------------------------

         Other-Than-Temporary Impairment (Continued)

         On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

         Share-Based Payments

         In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company may elect to adopt FAS 123 (R) using a modified prospective method or modified retrospective method. Under the modified retrospective method, the Company would restate previously issued financial statements, basing the compensation expense on that previously reported in their pro forma disclosures required by FAS 123. The modified prospective method would require the Company to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as these awards continue to vest. FAS 123 (R) is effective for the first fiscal year beginning after June 15, 2005, effectively January 1, 2006 for the Company. Management has elected to use the modified prospective method and has completed its evaluation of the effect of FAS 123 (R), and does not expect it to have a material impact on its financial position or results of operations.

         Accounting Changes and Error Corrections

         On June 7, 2005, the FASB issued Statement No. 154 (FAS 154), Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods' financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period's net income the cumulative effect of the change. FAS 154 also makes a distinction between "retrospective application" of a change in accounting principle and the "restatement" of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.       MERGER TRANSACTION WITH BANK OF AMADOR

         On December 3, 2004, the Company completed an acquisition of Bank of Amador (BNKA) through a merger and tax-free reorganization. The Company acquired BNKA and merged BNKA with and into ARB. The acquisition was completed because the Board of Directors and management of both organizations believed the combination would be in the best interests of shareholders of the Company and BNKA and that the combined companies could offer a broader array of services and products than each could offer on its own. Total consideration paid BNKA shareholders was determined through extensive negotiations supported by internal modeling, which management believed would result in earnings per share accretion to the Company's shareholders in 2005. These factors contributed to the purchase price which resulted in the recognition of goodwill.

         The following table summarizes the terms of the acquisition (dollars in thousands):

         Shares of common stock issued                                   775,548
         Value of common stock issued                             $       18,284
         Cash paid to Bank of Amador shareholders                 $       12,730
         Total consideration paid                                 $       31,014

         During 2005, goodwill was increased $238,000 representing the final adjustments to the initial allocation of the purchase price.

         The following supplemental pro forma information discloses selected financial information for the periods indicated as though the merger had been completed at the beginning of each year presented (dollars in thousands, except per share data):

                                                         Year Ended December 31,
                                                        -----------------------

                                                           2004         2003
                                                        ----------   ----------

         Earnings as reported:
           Revenue                                      $   25,031   $   22,021
           Net income                                   $    5,827   $    4,741
           Basic EPS                                    $     1.30   $     1.13
           Diluted EPS                                  $     1.24   $     1.05
         Pro forma merger adjustments:
           Revenue                                      $    6,905   $    7,043
           Net income                                   $    1,584   $    1,817
         Pro forma earnings after merger adjustments:
           Revenue                                      $   31,936   $   29,064
           Net income                                   $    7,411   $    6,558
           Basic EPS                                    $     1.42   $     1.32
           Diluted EPS                                  $     1.37   $     1.24

         Pro forma net income for the year ended December 31, 2004 excludes nonrecurring charges of approximately $2,086,000 on an after-tax basis, representing merger-related expenses and the cost of retiring outstanding stock options.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.       MERGER TRANSACTION WITH BANK OF AMADOR (Continued)

         The estimated fair value of assets acquired and liabilities assumed are as follows (dollars in thousands):

         Cash and cash equivalents                                   $   26,294
         Interest-bearing deposits in banks                                 100
         Available-for-sale investment securities                        22,542
         Gross loans                                                     79,598
         Allowance for loan and lease losses                               (861)
         Premises and equipment                                             226
         Core deposit intangible                                          2,213
         Goodwill                                                        16,083
         Other assets                                                     4,544
                                                                     ----------

                Total assets acquired                                   150,739
                                                                     ----------

         Deposits                                                       119,236
         Other liabilities                                                  489
                                                                     ----------

                Total liabilities assumed                               119,725
                                                                     ----------

         Purchase price                                              $   31,014
                                                                     ==========

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

         At December 31, 2005 and 2004, goodwill totaled $16,321,000 and $16,146,000, respectively. Goodwill is evaluated annually for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and the Company determined that no impairment recognition was required for the years ended December 31, 2005 and 2004. Goodwill is not deductible for tax purposes.

         Other intangible assets are comprised of core deposit intangibles totaling $1,831,000 and $2,183,000 at December 31, 2005 and 2004,
         respectively. Amortization included in other expense totaled $352,000 and $30,000 for the years ended December 31, 2005 and 2004, respectively. The remaining balance will be amortized over 6.9 years. Amortization expense for the next five years is estimated as follows (dollars in thousands):

                         Year Ending
                         December 31,
                         -------------

                             2006                             $       330
                             2007                                     308
                             2008                                     286
                             2009                                     264
                             2010                                     242

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5.       INVESTMENT SECURITIES

         The amortized cost and estimated fair value of investment securities at December 31, 2005 and 2004 consisted of the following (dollars in thousands):

         Available-for-Sale
         ------------------

                                                                  2005
                                        -----------------------------------------------------------
                                                          Gross           Gross         Estimated
                                         Amortized      Unrealized      Unrealized        Fair
                                            Cost          Gains           Losses          Value
                                        ------------   ------------    ------------    ------------
         Debt securities:
           U.S. Government agencies     $     49,860                   $       (741)   $     49,119
           Mortgage-backed securities         37,065   $         31            (770)         36,326
           Obligations of states and
              political subdivisions          36,942            486            (322)         37,106
           Corporate debt securities           1,017                             (3)          1,014
         Equity securities:
           Corporate stock                       584             52             (12)            624
                                        ------------   ------------    ------------    ------------

                                        $    125,468   $        569    $     (1,848)   $    124,189
                                        ============   ============    ============    ============


                                                                  2004
                                        -----------------------------------------------------------
                                                          Gross           Gross         Estimated
                                         Amortized      Unrealized      Unrealized        Fair
                                            Cost          Gains           Losses          Value
                                        ------------   ------------    ------------    ------------
         Debt securities:
           U.S. Government agencies     $     46,610   $        181    $        (90)   $     46,701
           Mortgage-backed securities         40,309            137             (87)         40,359
           Obligations of states and
              political subdivisions          26,541            744             (45)         27,240
           Corporate debt securities           1,115              1              (2)          1,114
         Equity securities:
           Corporate stock                       586             62             (21)            627
                                        ------------   ------------    ------------    ------------

                                        $    115,161   $      1,125    $       (245)   $    116,041
                                        ============   ============    ============    ============

         Net unrealized losses on available-for-sale investment securities totaling $1,279,000 were recorded, net of $522,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2005. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2005 totaled $6,964,000 and $48,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2005.

         Net unrealized gains on available-for-sale investment securities totaling $880,000 were recorded, net of $325,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2004. Proceeds and gross realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2004 totaled $5,019,000 and ($38,000), respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2004 and 2003.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5.       INVESTMENT SECURITIES (Continued)

         Held-to-Maturity
         ----------------

                                                                       2005
                                             -----------------------------------------------------------
                                                               Gross           Gross         Estimated
                                              Amortized      Unrealized      Unrealized        Fair
                                                 Cost          Gains           Losses          Value
                                             ------------   ------------    ------------    ------------
         Debt securities:
           Mortgage-backed securities        $     45,012   $         60    $       (414)   $     44,658
                                             ============   ============    ============    ============


                                                                       2004
                                             -----------------------------------------------------------
                                                               Gross           Gross         Estimated
                                              Amortized      Unrealized      Unrealized        Fair
                                                 Cost          Gains           Losses          Value
                                             ------------   ------------    ------------    ------------

         Debt securities:
           Mortgage-backed securities        $     41,203   $        216    $        (91)   $     41,328
                                             ============   ============    ============    ============

         There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2005, 2004 and 2003.

         The amortized cost and estimated fair value of investment securities at December 31, 2005 by contractual maturity are shown below (dollars in thousands).

                                                 Available-for-Sale        Held-to-Maturity
                                              -----------------------   -----------------------
                                                           Estimated                 Estimated
                                               Amortized     Fair        Amortized     Fair
                                                 Cost        Value         Cost        Value
                                              ----------   ----------   ----------   ----------
         Within one year                      $   21,165   $   21,012
         After one year through five years        45,306       44,547
         After five years through ten years       17,066       17,386
         After ten years                           4,282        4,294
                                              ----------   ----------

                                                  87,819       87,239

         Investment securities not due at
           a single maturity date:
              Mortgage-backed securities          37,065       36,326   $   45,012   $   44,658
              Corporate stock                        584          624
                                              ----------   ----------   ----------   ----------

                                              $  125,468   $  124,189   $   45,012   $   44,658
                                              ==========   ==========   ==========   ==========

         Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

         Investment securities with amortized costs totaling $57,898,000 and $57,481,000 and estimated fair values totaling $56,901,000 and $57,599,000 were pledged to secure treasury tax and loan accounts, State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2005 and 2004, respectively.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5.       INVESTMENT SECURITIES (Continued)

         Investment securities with unrealized losses at December 31, 2005 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

                                        Less than 12 Months             12 Months or More                     Total
                                   ----------------------------    ----------------------------    ----------------------------
                                      Fair          Unrealized        Fair          Unrealized        Fair          Unrealized
                                      Value           Losses          Value           Losses          Value           Losses
                                   ------------    ------------    ------------    ------------    ------------    ------------
         Available-for-Sale
         ------------------

         Debt securities:
           U.S. Government
              agencies             $     29,344    $       (368)   $     19,775    $       (373)   $     49,119    $       (741)
           Mortgage-backed
              securities                 16,779            (374)         16,619            (396)         33,398            (770)
           Obligations of states
              and political sub-
              divisions                  18,083            (212)          6,370            (110)         24,453            (322)
           Corporate debt
              securities                  1,014              (3)                                          1,014              (3)
           Corporate stock                                                  238             (12)            238             (12)
                                   ------------    ------------    ------------    ------------    ------------    ------------

                                   $     65,220    $       (957)   $     43,002    $       (891)   $    108,222    $     (1,848)
                                   ============    ============    ============    ============    ============    ============

         Held-to-Maturity
         ----------------

         Debt securities:
           Mortgage-backed
              securities           $     30,753    $       (344)   $      3,130    $        (70)   $     33,883    $       (414)
                                   ============    ============    ============    ============    ============    ============

         At December 31, 2005, the Company held 245 investment securities of which 101 were in a loss position for less than twelve months and 52 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security in a loss position for other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.       LOANS AND LEASES

         Outstanding loans and leases are summarized as follows (dollars in thousands):

                                                               December 31,
                                                         ------------------------
                                                            2005          2004
                                                         ----------    ----------
         Real estate - commercial                        $  154,500    $  166,263
         Real estate - construction                         103,048        90,162
         Real estate - multi-family                           3,767         2,660
         Real estate - residential                            4,680         5,236
         Commercial                                          77,971        66,864
         Lease financing receivable                           7,967         9,994
         Agriculture                                          8,129         8,252
         Consumer                                            11,900         9,417
                                                         ----------    ----------

                                                            371,962       358,848

         Deferred loan and lease origination fees, net         (712)         (885)
         Allowance for loan and lease losses                 (5,679)       (5,496)
                                                         ----------    ----------

                                                         $  365,571    $  352,467
                                                         ==========    ==========

         Certain loans have been pledged to secure borrowing arrangements (see
         Note 10).

         The components of the Company's leases receivable are summarized as follows (dollars in thousands):

                                                              December 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------

         Future lease payments receivable              $    8,470    $   10,709
         Residual interests                                   275           276
         Unearned income                                     (778)         (991)
                                                       ----------    ----------

                Net lease financing receivable         $    7,967    $    9,994
                                                       ==========    ==========

         Future lease payments receivable are as follows (dollars in thousands):

                         Year Ending
                         December 31,
                         ------------

                             2006                                   $     3,810
                             2007                                         2,495
                             2008                                         1,500
                             2009                                           521
                             2010                                           142
                          Thereafter                                          2
                                                                    -----------

                               Total lease payments receivable      $     8,470
                                                                    ===========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.       LOANS AND LEASES (Continued)

         Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

                                                   Year Ended December 31,
                                           --------------------------------------
                                              2005          2004          2003
                                           ----------    ----------    ----------
         Balance, beginning of year        $    5,496    $    3,949    $    3,197
         Allowance acquired                                     861
         Provision charged to operations          322           895           946
         Losses charged to allowance             (206)         (269)         (354)
         Recoveries                                67            60           160
                                           ----------    ----------    ----------

                Balance, end of year       $    5,679    $    5,496    $    3,949
                                           ==========    ==========    ==========

         At December 31, 2005 and 2004, nonaccrual loans and leases totaled $67,000 and $236,000, respectively. Interest foregone on nonaccrual loans for the years ended December 31, 2005, 2004 and 2003 was not material.

         The recorded investment in loans and leases that were considered to be impaired totaled $91,000 and $247,000 at December 31, 2005 and 2004, respectively. The related allowance for loan and lease losses for these loans and leases as determined under loan impairment standards at December 31, 2005 and 2004 was $24,000 and $62,000, respectively. The average recorded investment in impaired loans and leases for the years ended December 31, 2005, 2004 and 2003 was $271,000, $124,000 and
         $148,000, respectively. Interest income recognized on impaired loans and leases using a cash-basis method for the years ended December 31, 2005, 2004 and 2003 was not material.

         Salaries and employee benefits totaling $1,395,000, $706,000 and $570,000 have been deferred as loan and lease origination costs for the years ended December 31, 2005, 2004 and 2003, respectively.

7.       PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following (dollars in thousands):

                                                              December 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------

         Land                                          $      206    $      206
         Building and improvements                            779           597
         Furniture, fixtures and equipment                  6,023         5,378
         Leasehold improvements                             1,133         1,123
                                                       ----------    ----------

                                                            8,141         7,304
              Less accumulated depreciation
                and amortization                           (6,051)       (5,428)
                                                       ----------    ----------

                                                       $    2,090    $    1,876
                                                       ==========    ==========

         Depreciation and amortization included in occupancy and furniture and equipment expense totaled $672,000, $562,000 and $480,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8.       ACCOUNTS RECEIVABLE SERVICING RECEIVABLES

         The Company purchases existing accounts receivable on a discounted basis from selected merchants and assumes the related billing and collection responsibilities on a recourse basis. Accounts receivable servicing fees included in other income totaled $356,000, $316,000 and $247,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The valuation allowance for these receivables is not significant.

9.       INTEREST-BEARING DEPOSITS

         Interest-bearing deposits consisted of the following (dollars in thousands):

                                                               December 31,
                                                         -----------------------
                                                            2005         2004
                                                         ----------   ----------

         Savings                                         $   37,711   $   38,957
         Money market                                       133,443      139,373
         NOW accounts                                        46,364       47,052
         Time, $100,000 or more                              69,063       57,037
         Other time                                          49,728       49,258
                                                         ----------   ----------

                                                         $  336,309   $  331,677
                                                         ==========   ==========

         Aggregate annual maturities of time deposits are as follows (dollars in thousands):

                         Year Ending
                         December 31,
                         ------------

                             2006                                $      97,429
                             2007                                       11,659
                             2008                                        5,558
                             2009                                        2,322
                             2010                                        1,816
                          Thereafter                                         7
                                                                 -------------

                                                                 $     118,791
                                                                 =============

         Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

                                                    Year Ended December 31,
                                            ------------------------------------
                                               2005         2004         2003
                                            ----------   ----------   ----------

         Savings                            $      150   $       56   $       35
         Money market                            2,164        1,057          884
         NOW accounts                               83           43           28
         Time, $100,000 or more                  1,620          836          743
         Other time                              1,629          519          700
                                            ----------   ----------   ----------

                                            $    5,646   $    2,511   $    2,390
                                            ==========   ==========   ==========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.      BORROWING ARRANGEMENTS

         The Company has a total of $48,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with four of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2005 and 2004.

         In addition, the Company has a line of credit available with the Federal Home Loan Bank which is secured by pledged mortgage loans (see
         Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $43,656,000 were outstanding from the Federal Home Loan Bank at December 31, 2005, bearing fixed interest rates ranging from 2.10% to 6.13% and maturing between January 3, 2006 and December 31, 2007. Advances totaling $34,289,000 were outstanding from the Federal Home Loan Bank at December 31, 2004, bearing fixed interest rates ranging from 1.29% to 6.13% and maturing between January 24, 2005 and December 21, 2007. Amounts available under the borrowing arrangement with the Federal Home Loan Bank at December 31, 2005 and 2004 totaled $3,534,000 and $16,071,000, respectively.

         The following table summarizes these borrowings (in thousands):

                                                               December 31,
                                            --------------------------------------------------
                                                     2005                       2004
                                            -----------------------    -----------------------
                                                          Weighted                   Weighted
                                                          Average                    Average
                                              Amount        Rate         Amount        Rate
                                            ----------   ----------    ----------   ----------
         Short-term portion of borrowings   $   39,386         3.73%   $   24,457         1.85%
         Long-term borrowings                    4,270         4.10%        9,832         3.15%
                                            ----------                 ----------

         FHLB advances                      $   43,656         3.76%   $   34,289         2.22%
                                            ==========                 ==========

         Future minimum principal payments on outstanding borrowings are as follows (dollars in thousands):

                       Year Ending
                       December 31,
                       ------------

                           2006                                 $      39,386
                           2007                                         4,270
                                                                -------------

                                                                $      43,656
                                                                =============

         The Company has also been issued $2,000,000 in letters of credit by the Federal Home Loan Bank which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2005 and management does not expect to draw upon these lines in the future.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.      INCOME TAXES

         The provision for income taxes for the years ended December 31, 2005, 2004, and 2003 consisted of the following (dollars in thousands):

                                                  Federal         State            Total
                                               ------------    ------------    ------------

         2005
         ----
         Current                               $      4,706    $      1,508    $      6,214
         Deferred                                      (481)             59            (422)
                                               ------------    ------------    ------------

                  Provision for income taxes   $      4,225    $      1,567    $      5,792
                                               ============    ============    ============

         2004
         ----

         Current                               $      2,504    $        956    $      3,460
         Deferred                                       (25)            (57)            (82)
                                               ------------    ------------    ------------

                  Provision for income taxes   $      2,479    $        899    $      3,378
                                               ============    ============    ============

         2003
         ----

         Current                               $      2,566    $        968    $      3,534
         Deferred                                      (332)           (142)           (474)
                                               ------------    ------------    ------------

                  Provision for income taxes   $      2,234    $        826    $      3,060
                                               ============    ============    ============

         Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

                                                                                December 31,
                                                                         ------------------------
                                                                            2005          2004
                                                                         ----------    ----------
         Deferred tax assets:
           Allowance for loan and lease losses                           $    2,382    $    2,295
           Future benefit of State tax deduction                                506           214
           Deferred compensation                                                517           484
           Unrealized losses on available-for-sale investment
              securities                                                        522
           Other                                                                167            10
                                                                         ----------    ----------

                Total deferred tax assets                                     4,094         3,003
                                                                         ----------    ----------

         Deferred tax liabilities:
           Core deposit intangible                                             (819)         (970)
           Investment market to market                                         (165)         (192)
           Future liability of State deferred tax assets                       (133)         (115)
           Deferred loan costs                                                 (430)
           Unrealized gain on available-for-sale investment securities                       (325)
           Federal Home Loan Bank stock dividends                              (122)          (88)
           Other                                                                (10)         (167)
                                                                         ----------    ----------

                Total deferred tax liabilities                               (1,679)       (1,857)
                                                                         ----------    ----------

                Net deferred tax assets                                  $    2,415    $    1,146
                                                                         ==========    ==========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.      INCOME TAXES (Continued)

         The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34% to income before income taxes. The significant items comprising these differences consisted of the following:

                                                                  Year Ended December 31,
                                                          ------------------------------------
                                                             2005         2004         2003
                                                          ----------   ----------   ----------
         Federal income tax statutory rate                      34.0 %       34.0 %       34.0 %
         State franchise tax, net of Federal tax effect          6.9 %        6.4 %        6.9 %
         Tax benefit of interest on obligations of
           states and political subdivisions                    (2.1)%       (2.0)%       (2.1)%
         Tax-exempt income from life insurance
           policies                                             (0.4)%       (2.2)%
         Other                                                   0.3 %        0.5 %        0.4 %
                                                          ----------   ----------   ----------

                Effective tax rate                              38.7 %       36.7 %       39.2 %
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

         Future minimum lease payments are as follows (dollars in thousands):

                       Year Ending
                       December 31,
                       ------------

                           2006                                  $         860
                           2007                                            689
                           2008                                            693
                           2009                                            556
                           2010                                            366
                        Thereafter                                         873
                                                                 -------------

                                                                 $       4,037
                                                                 =============

         Rental expense included in occupancy, furniture and equipment expense totaled $887,000, $718,000 $600,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

         The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                                              December 31,
                                                                        -----------------------
                                                                           2005         2004
                                                                        ----------   ----------
         Commitments to extend credit:
           Revolving lines of credit secured by 1-4 family residences   $   16,845   $    2,328
           Commercial real estate, construction and land
              development commitments secured by real estate                55,313       66,066
           Other unused commitments, principally commercial loans           65,644       57,019
                                                                        ----------   ----------

                                                                        $  137,802   $  125,413
                                                                        ==========   ==========

         Standby letters of credit                                      $    3,393   $    2,788
                                                                        ==========   ==========

         Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 75%. In addition, the majority of the Company's commitments have variable interest rates.

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

         Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2005 and 2004. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

         Significant Concentrations of Credit Risk
         -----------------------------------------

         The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to clients throughout Sacramento, Placer, Yolo, Amador, El Dorado, Sonoma, Napa, Marin and Mendocino counties.

         In management's judgment, a concentration exists in real estate-related loans which represented approximately 72% and 74% of the Company's loan portfolio at December 31, 2005 and 2004, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


12.      COMMITMENTS AND CONTINGENCIES (Continued)

         Correspondent Banking Agreements
         --------------------------------

         The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $20,623,000 at December 31, 2005.

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

13.      SHAREHOLDERS' EQUITY

         Earnings Per Share
         ------------------

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

                                                            Weighted
                                                             Average
                                                            Number of
                                                Net          Shares        Per-Share
               For the Year Ended              Income      Outstanding       Amount
         ---------------------------------  ------------   ------------   ------------
         December 31, 2005
         -----------------

         Basic earnings per share           $      9,184          5,620   $       1.63
                                                                          ============

         Effect of dilutive stock options                           114
                                            ------------   ------------

         Diluted earnings per share         $      9,184          5,734   $       1.60
                                            ============   ============   ============

         December 31, 2004
         -----------------

         Basic earnings per share           $      5,827          4,716   $       1.24
                                                                          ============

         Effect of dilutive stock options                           215
                                            ------------   ------------

         Diluted earnings per share         $      5,827          4,931   $       1.18
                                            ============   ============   ============

         December 31, 2003
         -----------------

         Basic earnings per share           $      4,741          4,398   $       1.08
                                                                          ============

         Effect of dilutive stock options                           362
                                            ------------   ------------

         Diluted earnings per share         $      4,741          4,760   $       1.00
                                            ============   ============   ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


13.      SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans
         ------------------

         In 2000 and 1995, the Board of Directors adopted stock option plans under which options may be granted to employees and directors under incentive and nonstatutory agreements. At December 31, 2005, grants outstanding combined with shares available for future grants totaled 649,629 shares under these plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The purchase price of exercised options is payable in full in cash or shares of the Company's common stock owned by the optionee at the time the option is exercised. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Options vest ratably over a five year period. Outstanding options under the 1995 plan are exercisable until their expiration; however, no new options will be granted under this plan.

         A summary of the combined activity within the plans follows:

                                            2005                           2004                           2003
                                ----------------------------   ----------------------------   ----------------------------

                                                  Weighted                       Weighted                       Weighted
                                                  Average                        Average                        Average
                                                  Exercise                       Exercise                       Exercise
                                   Shares          Price          Shares          Price          Shares          Price
                                ------------    ------------   ------------    ------------   ------------    ------------
         Options outstanding,
           beginning of year         359,748    $       8.98        605,704    $       5.80        688,742    $       4.51

           Options granted            65,458    $      21.05         69,850    $      19.43         68,430    $      13.52
           Options exercised        (118,975)   $       4.00       (290,449)   $       4.08       (149,614)   $       3.96
           Options canceled          (15,296)   $      17.77        (25,358)   $      15.00         (1,854)   $       4.74
                                ------------                   ------------                   ------------

         Options outstanding,
           end of year               290,935    $      13.25        359,748    $       8.98        605,704    $       5.80
                                ============                   ============                   ============

         Options exercisable,
           end of year               159,444    $       8.43        257,478    $       5.70        533,397    $       4.76
                                ============                   ============                   ============

         A summary of options outstanding at December 31, 2005 follows:

                                            Number of             Weighted           Number of
                                             Options              Average             Options
                                           Outstanding           Remaining           Exercisable
                                           December 31,          Contractual         December 31,
         Range of Exercise Prices              2005                 Life                2005
         ------------------------        ----------------     ----------------     ----------------
         $     3.03                                 9,806             .8 years                9,806
         $     4.74                                15,593            4.0 years               15,593
         $     5.02                                11,245            2.7 years               11,245
         $     5.57                                21,703            1.4 years               21,703
         $     8.03                                14,943            3.9 years               14,943
         $     8.21                                15,074            3.0 years               15,074
         $     8.85                                43,404            2.7 years               43,404
         $    13.51                                40,248            7.4 years               16,099
         $    14.65                                   801            7.5 years                  320
         $    19.43                                56,281            8.4 years               11,257
         $    20.96                                25,256            9.1 years
         $    21.11                                36,581            9.7 years
                                         ----------------                          ----------------

                                                  290,935                                   159,444
                                         ================                          ================

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

         Stock Dividend
         --------------

         The Board of Directors declared 5% stock dividends on November 16, 2005 and December 16, 2004. All per share and stock option data included in the consolidated financial statements have been retroactively restated to reflect the stock dividends.

         Stock Split
         -----------

         On September 17, 2003, the Board of Directors declared a three-for-two stock split, payable on October 31, 2003 to shareholders of record on October 17, 2003. All per share, shares outstanding and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock split.

14.      REGULATORY MATTERS

         Dividends
         ---------

         Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. The California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2005, the subsidiaries had $2,209,000 in retained earnings available for dividend payments to the Company.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and its banking subsidiary met all their capital adequacy requirements as of December 31, 2005 and 2004.

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

                                                                                     December 31,
                                                                  --------------------------------------------------

                                                                            2005                      2004
                                                                  -----------------------    -----------------------

                                                                    Amount       Ratio         Amount       Ratio
                                                                  ----------   ----------    ----------   ----------
                                                                                (dollars in thousands)
         Leverage Ratio
         --------------
         American River Bankshares and Subsidiaries               $   45,471          7.7%   $   40,106          8.4%
         Minimum regulatory requirement                           $   23,746          4.0%   $   19,222          4.0%

         American River Bank                                      $   45,602          7.7%   $   42,191          8.8%
         Minimum requirement for "Well-Capitalized" institution   $   29,626          5.0%   $   23,986          5.0%
         Minimum regulatory requirement                           $   23,701          4.0%   $   19,189          4.0%

         Tier 1 Risk-Based Capital Ratio
         -------------------------------

         American River Bankshares and Subsidiaries               $   45,471         10.6%   $   40,106          9.6%
         Minimum regulatory requirement                           $   17,165          4.0%   $   16,631          4.0%

         American River Bank                                      $   45,602         10.7%   $   42,191         10.2%
         Minimum requirement for "Well-Capitalized" institution   $   25,680          6.0%   $   24,898          6.0%
         Minimum regulatory requirement                           $   17,120          4.0%   $   16,599          4.0%

         Total Risk-Based Capital Ratio
         ------------------------------

         American River Bankshares and Subsidiaries               $   50,839         11.9%   $   45,307         10.9%
         Minimum regulatory requirement                           $   34,330          8.0%   $   33,263          8.0%

         American River Bank                                      $   50,956         11.9%   $   47,382         11.4%
         Minimum requirement for "Well-Capitalized" institution   $   42,800         10.0%   $   41,497         10.0%
         Minimum regulatory requirement                           $   34,240          8.0%   $   33,198          8.0%

15.      OTHER NONINTEREST INCOME AND EXPENSE

         Other noninterest income consisted of the following (dollars in thousands):

                                                              Year Ended December 31,
                                                       ------------------------------------
                                                          2005         2004         2003
                                                       ----------   ----------   ----------
         Gain on life insurance death benefit                       $      553
         Accounts receivable servicing fees (Note 8)   $      356          316   $      247
         Merchant fee income                                  509          393          357
         Income from residential lending division             283          187          366
         Fees from lease brokerage services                                  9          381
         Other                                                461          386          335
                                                       ----------   ----------   ----------

                                                       $    1,609   $    1,844   $    1,686
                                                       ==========   ==========   ==========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.      OTHER NONINTEREST INCOME AND EXPENSE (Continued)

         Other noninterest expense consisted of the following (dollars in thousands):

                                                            Year Ended December 31,
                                                    ------------------------------------
                                                       2005         2004         2003
                                                    ----------   ----------   ----------
         Professional fees                          $      732   $      478   $      335
         Outsourced item processing                        489          383          361
         Telephone and postage                             439          280          275
         Advertising and promotion                         331          288          198
         Donations                                          82          527           26
         Stationery and supplies                           303          262          175
         Directors' compensation                           429          518          353
         Amortization of intangible assets                 352           30            7
         Other operating expenses                        1,231        1,156          939
                                                    ----------   ----------   ----------

                                                    $    4,388   $    3,922   $    2,669
                                                    ==========   ==========   ==========

16.      EMPLOYEE BENEFIT PLANS

         American River Bankshares 401(k) Plan
         -------------------------------------

         The American River Bankshares 401(k) Plan commenced January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participants' contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions (made after January 1, 2004) are 100% vested upon entering the plan. Employer contributions made prior to January 1, 2004 vest at a rate of 20% per year over a five year period. Employer contributions totaled $220,000, $169,000 and $116,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

         Employee Stock Purchase Plan
         ----------------------------

         The Company contracts with an administrator for an Employee Stock Purchase Plan which allows employees to purchase the Company's stock at fair market value as of the date of purchase. The Company bears all costs of administering the Plan, including broker's fees, commissions, postage and other costs actually incurred.

         American River Bankshares Deferred Compensation Plan
         ----------------------------------------------------

         The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a Committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and funds the interest earned on participant deferrals at a rate based on U.S. Government Treasury rates. Deferred compensation, including interest earned, totaled $1,147,000, $851,000 and $615,000 at December 31, 2005,
         2004 and 2003, respectively.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16.      EMPLOYEE BENEFIT PLANS (Continued)

         Salary Continuation Plan
         ------------------------

         The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives' expected final payment dates in a systematic and rational manner. At the balance sheet date, the amount of accrued benefits approximates the then present value of the benefits expected to be provided at retirement. The expense recognized under this plan totaled $115,000, $29,000 and $42,000 for the years ended December 31, 2005,
         2004 and 2003, respectively.

         Under these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $5,073,000 and $4,895,000 at December 31, 2005 and 2004, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Income on these policies, net of expense, totaled approximately $179,000, $69,000 and $27,000 for the years ended December 31, 2005,
         2004 and 2003, respectively.

17.      RELATED PARTY TRANSACTIONS

         During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2005 (dollars in thousands):

         Balance, January 1, 2005                                    $     7,048

              Disbursements                                                  170
              Amounts repaid                                                 242
                                                                     -----------

         Balance, December 31, 2005                                  $     6,976
                                                                     ===========

         Undisbursed commitments to related parties,
              December 31, 2005                                      $        31
                                                                     ===========

         The Company also leases two branch facilities from current and former members of the Company's Board of Directors. Rental payments to the Directors totaled $115,000, $112,000 and $109,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

18.      OTHER COMPREHENSIVE LOSS

         At December 31, 2005, 2004 and 2003, the Company had other comprehensive loss as follows (dollars in thousands):

                                                                           Tax
                                                             Before       Benefit        After
                                                              Tax        (Expense)        Tax
                                                           ----------    ----------    ----------

         For the Year Ended December 31, 2005
         ------------------------------------
         Other comprehensive loss:
           Unrealized holding losses                       $   (2,111)   $      827    $   (1,284)
           Less reclassification adjustment for realized
              gains included in net income                         48           (20)           28
                                                           ----------    ----------    ----------

                                                           $   (2,159)   $      847    $   (1,312)
                                                           ==========    ==========    ==========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


18.      OTHER COMPREHENSIVE LOSS (Continued)

                                                                             Tax
                                                             Before         Benefit         After
                                                              Tax          (Expense)         Tax
                                                           -----------    -----------    -----------
         For the Year Ended December 31, 2004
         ------------------------------------

         Other comprehensive loss:
           Unrealized holding losses                       $      (588)   $       256    $      (332)
           Less reclassification adjustment for realized
              losses included in net income                        (38)            15            (23)
                                                           -----------    -----------    -----------

                                                           $      (550)   $       241    $      (309)
                                                           ===========    ===========    ===========
         For the Year Ended December 31, 2003
         ------------------------------------

         Other comprehensive loss:
           Unrealized holding losses                       $      (686)   $       266    $      (420)
           Less reclassification adjustment for realized
              gains included in net income                          33            (13)            20
                                                           -----------    -----------    -----------

                                                           $      (719)   $       279    $      (440)
                                                           ===========    ===========    ===========

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

         The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2005 and 2004:

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

         FHLB stock: The carrying amount of FHLB stock approximates its fair value. This investment is carried at cost and is redeemable at par with certain restrictions.

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

         Commitments to extend credit: The fair value of commitments are based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at December 31, 2005 and 2004.

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                   December 31, 2005        December 31, 2004
                                                -----------------------   -----------------------
                                                             Estimated                 Estimated
                                                 Carrying      Fair        Carrying      Fair
                                                  Amount       Value        Amount       Value
                                                ----------   ----------   ----------   ----------
         Financial assets:
           Cash and due from banks              $   34,825   $   34,825   $   28,115   $   28,115
           Federal Funds sold                        1,250        1,250        7,000        7,000
           Interest-bearing deposits in banks        4,844        4,823        5,939        5,901
           Investment securities                   169,201      168,847      157,244      157,369
           Loans and leases                        365,571      364,589      352,467      352,768
           FHLB stock                                2,608        2,608        2,158        2,158
           Accounts receivable servicing
              receivables                            2,000        2,000        2,409        2,409
           Accrued interest receivable               2,925        2,925        2,504        2,504
           Cash surrender value of life
              insurance policies                     5,073        5,073        4,895        4,895

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


19.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                         December 31, 2005         December 31, 2004
                                      -----------------------   -----------------------
                                                   Estimated                 Estimated
                                       Carrying      Fair        Carrying      Fair
                                        Amount       Value        Amount       Value
                                      ----------   ----------   ----------   ----------
         Financial liabilities:
           Deposits                   $  500,706   $  500,906   $  475,387   $  476,139
           Short-term borrowings          39,386       39,386       24,457       24,457
           Long-term debt                  4,270        3,423        9,832       10,223
           Accrued interest payable          795          795          553          553

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


20.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET

                           December 31, 2005 and 2004
                             (Dollars in thousands)


                                                               2005          2004
                                                            ----------    ----------

                                 ASSETS
         Cash and due from banks                            $      316    $    2,654
         Investment in subsidiaries                             62,997        61,075
         Dividends receivable from subsidiaries                    842         9,985
         Other assets                                              973           822
                                                            ----------    ----------

                                                            $   65,128    $   74,536
                                                            ==========    ==========

                             LIABILITIES AND
                          SHAREHOLDERS' EQUITY

         Liabilities:
           Dividends payable to shareholders                $      841    $      582
           Other liabilities                                     1,541        14,964
                                                            ----------    ----------

                Total liabilities                                2,382        15,546
                                                            ----------    ----------

         Shareholders' equity:
           Common stock                                         47,474        42,557
           Retained earnings                                    16,029        15,878
           Accumulated other comprehensive (loss) income,
              net of taxes                                        (757)          555
                                                            ----------    ----------

                Total shareholders' equity                      62,746        58,990
                                                            ----------    ----------

                                                            $   65,128    $   74,536
                                                            ==========    ==========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


20.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                          CONDENSED STATEMENT OF INCOME

              For the Years Ended December 31, 2005, 2004 and 2003
                             (Dollars in thousands)


                                                                  2005         2004          2003
                                                               ----------   ----------    ----------
         Income:
           Dividends declared by subsidiaries -
              eliminated in consolidation                      $    6,522   $   12,035    $      950
           Management fee from subsidiaries - eliminated
              in consolidation                                      2,760        2,193         1,781
           Other income                                                19           20            10
                                                               ----------   ----------    ----------

                Total income                                        9,301       14,248         2,741
                                                               ----------   ----------    ----------

         Expenses:
           Salaries and employee benefits                           2,338        2,042         2,104
           Professional fees                                          225          107            93
           Directors' compensation                                    339          433           274
           Donations                                                               503
           Other expenses                                             611          524           454
                                                               ----------   ----------    ----------

                Total expenses                                      3,513        3,609         2,925
                                                               ----------   ----------    ----------

                Income (loss) before equity in undistributed
                  income of subsidiaries                            5,788       10,639          (184)

         Equity in undistributed (distributed) income of
           subsidiaries                                             3,107       (5,355)        4,487
                                                               ----------   ----------    ----------

                Income before income taxes                          8,895        5,284         4,303

         Income tax benefit                                           289          543           438
                                                               ----------   ----------    ----------

                Net income                                     $    9,184   $    5,827    $    4,741
                                                               ==========   ==========    ==========

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


20.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2005, 2004 and 2003
                             (Dollars in thousands)

                                                                 2005          2004          2003
                                                              ----------    ----------    ----------
         Cash flows from operating activities:
           Net income                                         $    9,184    $    5,827    $    4,741
           Adjustments to reconcile net income to net
              cash provided by operating activities:
                Undistributed (distributed) earnings of
                  subsidiaries                                    (8,895)        5,355        (4,487)
                Decrease (increase) in dividends receivable
                  from subsidiaries                                5,780        (9,635)
                Decrease (increase) in other assets                9,225          (149)          (47)
                (Decrease) increase in other liabilities            (692)        1,149           366
                                                              ----------    ----------    ----------

                  Net cash provided by operating activities       14,602         2,547           573
                                                              ----------    ----------    ----------

         Cash flows from investing activities:
           Cash paid to Bank of Amador shareholders              (12,730)
           Purchase of equipment                                    (353)
                                                              ----------    ----------    ----------

                  Net cash used in investing activities          (13,083)
                                                              ----------    ----------    ----------

         Cash flows from financing activities:
           Cash dividends paid                                    (2,753)       (2,070)       (1,135)
           Exercise of stock options                                 945         1,959           653
           Cash paid to repurchase common stock                   (2,017)         (184)          (24)
           Cash paid for fractional shares in connection
              with stock dividends and stock splits                  (32)                         (7)
                                                              ----------    ----------    ----------

                  Net cash used in financing activities           (3,857)         (295)         (513)
                                                              ----------    ----------    ----------

                  Net (decrease) increase in cash and cash
                    equivalents                                   (2,338)        2,252            60

         Cash and cash equivalents at beginning of year            2,654           402           342
                                                              ----------    ----------    ----------

         Cash and cash equivalents at end of year             $      316    $    2,654    $      402
                                                              ==========    ==========    ==========


         Non-cash investing activities:
           Payable to Bank of Amador shareholders                           $   12,730
           Common stock issued in acquisition                               $   18,284

         Non-cash financing activities:
           Dividends declared and unpaid                      $      841    $      582    $      608

Selected Quarterly Information (Unaudited)
-----------------------------------------------------------------------------------------------
(In thousands, except per share and price range of common stock)
-----------------------------------------------------------------------------------------------

                                        March 31,      June 30,     September 30,  December 31,
-----------------------------------------------------------------------------------------------
           2005
Interest income                       $      7,674   $      8,011   $      8,562   $      8,966
Net interest income                          6,315          6,439          6,753          6,955
Provision for loan and lease losses            217             55             --             50
Noninterest income                             581            584            594            570
Noninterest expense                          3,328          3,403          3,464          3,298
Income before taxes                          3,351          3,565          3,883          4,177
Net income                                   2,051          2,190          2,376          2,567
-----------------------------------------------------------------------------------------------

Basic earnings per share              $        .37   $        .39   $        .42   $        .46
Diluted earnings per share                     .36            .38            .41            .45
Cash dividends per share                      .119           .124           .143           .150
-----------------------------------------------------------------------------------------------
Price range, common stock             $21.05-22.89   $19.91-23.10   $19.76-22.62   $19.85-22.38
===============================================================================================

           2004

Interest income                       $      5,113   $      5,356   $      5,672   $      6,495
Net interest income                          4,422          4,638          4,869          5,489
Provision for loan and lease losses            198            231            266            200
Noninterest income                             429          1,022            441            503
Noninterest expense                          2,749          3,463          2,814          2,687
Income before taxes                          1,904          1,966          2,230          3,105
Net income                                   1,160          1,427          1,339          1,901
-----------------------------------------------------------------------------------------------

Basic earnings per share              $        .26   $        .31   $        .29   $        .38
Diluted earnings per share                     .24            .30            .28            .37
Cash dividends per share                      .105           .105           .105           .105
-----------------------------------------------------------------------------------------------
Price range, common stock             $17.24-19.05   $18.03-20.18   $17.69-21.21   $19.41-21.77
===============================================================================================

The earnings per share and price range have been adjusted for 5% stock dividends in 2005 and 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2005. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2005, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

         The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

         During the quarter ended December 31, 2005, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective based upon those criteria.

         Perry-Smith LLP, the registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report under
Item 8, "Financial Statements and Supplementary Data," has issued a report with respect to management's assessment of the effectiveness of the Company's internal control over financial reporting. The report of Perry-Smith LLP is set forth immediately below.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING
--------------------------------------------------------------------------------

To the Board of Directors
American River Bankshares

         We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that American River Bankshares and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, management's assessment that American River Bankshares and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, American River Bankshares and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American River Bankshares and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion thereon.

                                            /s/ Perry-Smith LLP
                                            ------------------------------------

Sacramento, California
March 8, 2006

Item 9B. Other Information.

         None.


PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

         The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

           *(10.8) Registrant's Stock Option Gross-Up Plan and Agreement, as amended, dated May 20, 1998. **

           *(10.9)   Registrant's Deferred Compensation Plan dated May 1,
                     1998.**

          *(10.10)   Registrant's Deferred Fee Plan dated April 1, 1998. **

          *(10.11) American River Bank Employee Severance Policy dated March 18, 1998. **

          *(10.12) First Amendment dated December 20, 2000, to the Registrant's Deferred Compensation Plan dated May 1, 1998, incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000, filed with the Commission on April 2, 2001.

          *(10.13) Amendment No. 1 to the Registrant's Incentive Compensation Plan, incorporated by reference from Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the Commission on August 14, 2001.

           (10.14) Lease agreement and addendum between North Coast Bank, N.A. and Rosario LLC, each dated September 1, 1998, related to 50 Santa Rosa Avenue, Santa Rosa, California. **

           (10.15) Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

          *(10.16) Employment Agreement between Registrant and David T. Taber dated August 22, 2003, incorporated by reference from
                     Exhibit 10.30 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

           (10.17) Lease agreement between R & R Partners, a California General Partnership and North Coast Bank, N.A., dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 10.32 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

          *(10.18) Salary Continuation Agreement between American River Bank and Mitchell A. Derenzo dated August 22, 2003, incorporated by reference from Exhibit 10.33 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

          *(10.19) Salary Continuation Agreement between the Registrant and David T. Taber dated August 22, 2003, incorporated by reference from Exhibit 10.34 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

          *(10.20) Salary Continuation Agreement between American River Bank and Douglas E. Tow dated August 22, 2003, incorporated by reference from Exhibit 10.35 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

          *(10.21) Registrant's 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

           (10.22) First Amendment dated April 21, 2004, to the lease agreement between American River Bank and 520 Capitol Mall, Inc. dated August 19, 2003, related to 520 Capitol Mall, Suite 100 Sacramento, California, incorporated by reference from Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

          *(10.23) Registrant's 401(k) Plan dated September 20, 2004, incorporated by reference from Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 12, 2004.

           (10.24) Agreement between Bank of Amador and the United States Postal Service, dated April 24, 2001, related to 424 Sutter Street, Jackson, California. ***

           (10.25)   Ground lease agreement between Bank of Amador and the James
                     B. Newman and Helen M. Newman, dated June 1, 1992, related to 26675 Tiger Creek Road, Pioneer, California. ***

          *(10.26) Salary Continuation Agreement between Bank of Amador and Larry D. Standing dated April 1, 2004, and related Endorsement Split Dollar Agreement dated April 1, 2004. ***

          *(10.27) Amended and Restated Director Retirement Agreement dated as of August 1, 2003, between Bank of Amador and Larry D. Standing. ***

          *(10.28) Employment Agreement between Registrant and Larry D. Standing dated December 3, 2004. ***

           (10.29) Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 22, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on April 27, 2005.

           (10.30) Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 18, 2005.

           (10.31) Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated September 8, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on September 9, 2005.

          *(10.32) American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 27, 2005.

           (10.33)   First Amendment to Commercial Lease Agreement between R. &
                     R. Partners, and North Coast Bank, a division of American River Bank, dated January 2, 2006, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on January 3, 2006.

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

                     **Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

                     ***Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-119085) filed with the Commission on September 17, 2004.

         An Annual Report for the fiscal year ended December 31, 2005 and Notice of Annual Meeting and Proxy Statement for the Company's 2006 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN RIVER BANKSHARES



March 7, 2006                              By: /s/ DAVID T. TABER
-------------                                  ---------------------------------
                                               David T. Taber
                                               Chief Executive Officer
                                               (Principal Executive Officer)


March 7, 2006                              By: /s/ MITCHELL A. DERENZO
-------------                                  ---------------------------------
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

        Signature                      Title                         Date

/s/ CHARLES D. FITE              Director, Chairman                 3/07/06
--------------------------
Charles D. Fite


/s/ ROGER J. TAYLOR              Director, Vice Chairman            3/06/06
--------------------------
Roger J. Taylor


/s/ AMADOR S. BUSTOS             Director                           3/08/06
--------------------------
Amador S. Bustos


/s/ ROBERT J. FOX                Director                           3/08/06
--------------------------
Amador S. Bustos


/s/ WILLIAM A. ROBOTHAM          Director                           3/08/06
--------------------------
William A. Robotham


/s/ DAVID T. TABER               Director                           3/08/06
--------------------------
David T. Taber


/s/ STEPHEN H. WAKS              Director                           3/07/06
--------------------------
Stephen H. Waks


/s/ MICHAEL A. ZIEGLER           Director                           3/07/06
--------------------------
Michael A. Ziegler

                                  EXHIBIT INDEX



Exhibit Number                    Description                               Page
--------------------------------------------------------------------------------

      23.1          Consent of Perry-Smith LLP                               94

      31.1          Certifications of Chief Executive Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002         95

      31.2          Certifications of Chief Financial Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002         96

      32.1          Certification of American River Bankshares Chief
                    Executive Officer and Chief Financial Officer
                    pursuant to Section 906 of the Sarbanes-Oxley Act
                    of 2002                                                  97