Form 10-Q
period 2006-03-31
AMERICAN RIVER BANKSHARES
filed 2006-05-09
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        March 31, 2006
                                      --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

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


                                 (916) 231-6700
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 5,624,644 shares outstanding at May 8, 2006.

                                  Page 1 of 74
                 The Index to the Exhibits is located at Page 35

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.


                           AMERICAN RIVER BANKSHARES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in thousands)

                                                                            March 31,     December 31,
                                                                              2006            2005
                                                                          ------------    ------------
ASSETS
Cash and due from banks                                                   $     38,261    $     34,825
Federal funds sold                                                                  --           1,250
                                                                          ------------    ------------
      Total cash and cash equivalents                                           38,261          36,075

Interest-bearing deposits in banks                                               4,844           4,844
Investment securities:
   Available-for-sale, (amortized cost: 2006--$121,155; 2005--$125,468)        119,140         124,189
   Held-to-maturity (market value: 2006--$41,040; 2005--$44,658)                41,715          45,012
Loans and leases, less allowance for loan and lease losses of
   $5,767 at March 31, 2006 and $5,679 at December 31, 2005                    372,754         365,571
Premises and equipment, net                                                      2,013           2,090
Federal Home Loan Bank stock                                                     2,639           2,608
Accounts receivable servicing receivables, net                                   2,049           2,000
Goodwill and other intangible assets                                            18,069          18,152
Accrued interest receivable and other assets                                    11,897          12,222
                                                                          ------------    ------------
                                                                          $    613,381    $    612,763
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Noninterest bearing                                                  $    161,836    $    164,397
     Interest bearing                                                          334,120         336,309
                                                                          ------------    ------------
             Total deposits                                                    495,956         500,706

Short-term borrowed funds                                                       40,029          39,386
Long-term debt                                                                   8,254           4,270
Accrued interest payable and other liabilities                                   5,370           5,655
                                                                          ------------    ------------

             Total liabilities                                                 549,609         550,017
                                                                          ------------    ------------

Commitments and contingencies (Note 3)
Shareholders' equity:
    Common stock - no par value; 20,000,000 shares
       authorized; issued and outstanding - 5,624,644 shares
       shares at March 31, 2006 and 5,604,479 at December 31, 2005              47,531          47,474
    Retained earnings                                                           17,430          16,029
    Accumulated other comprehensive loss, net of taxes (Note 5)                 (1,189)           (757)
                                                                          ------------    ------------

            Total shareholders' equity                                          63,772          62,746
                                                                          ------------    ------------
                                                                          $    613,381    $    612,763
                                                                          ============    ============

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(Dollars in thousands, except per share data)
For the three month periods ended March 31,

                                                                          2006         2005
                                                                       ----------   ----------
Interest income:
    Interest and fees on loans                                         $    7,338   $    6,202
    Interest on Federal funds sold                                              1            6
    Interest on deposits in banks                                              50           40
    Interest and dividends on investment securities:
       Taxable                                                              1,468        1,208
       Exempt from Federal income taxes                                       252          210
       Dividends                                                                8            8
                                                                       ----------   ----------
         Total interest income                                              9,117        7,674
                                                                       ----------   ----------
Interest expense:
    Interest on deposits                                                    1,794        1,121
    Interest on short-term borrowings                                         441          160
    Interest on long-term debt                                                 90           78
                                                                       ----------   ----------
          Total interest expense                                            2,325        1,359
                                                                       ----------   ----------

          Net interest income                                               6,792        6,315

Provision for loan and lease losses                                            84          217
                                                                       ----------   ----------
       Net interest income after provision for loan and lease losses        6,708        6,098
                                                                       ----------   ----------

Noninterest income                                                            634          581
                                                                       ----------   ----------

Noninterest expense:
    Salaries and employee benefits                                          1,965        1,725
    Occupancy                                                                 352          301
    Furniture and equipment                                                   228          227
    Other expense                                                           1,093        1,075
                                                                       ----------   ----------
          Total noninterest expense                                         3,638        3,328
                                                                       ----------   ----------

          Income before income taxes                                        3,704        3,351

Income taxes                                                                1,461        1,300
                                                                       ----------   ----------

          Net income                                                   $    2,243   $    2,051
                                                                       ==========   ==========

Basic earnings per share (Note 4)                                      $      .40   $      .37
                                                                       ==========   ==========
Diluted earnings per share (Note 4)                                    $      .39   $      .36
                                                                       ==========   ==========

            See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands) (Unaudited)

                                                                                      Accumulated
                                                 Common Stock                           Other
                                           ------------------------     Retained     Comprehensive   Shareholders'   Comprehensive
                                             Shares        Amount       Earnings     Income (Loss)      Equity          Income
                                           ----------    ----------    ----------    ------------    ------------    ------------
Balance, January 1, 2005                    5,314,732    $   42,557    $   15,878    $        555    $     58,990

Comprehensive income (Note 5):
   Net income                                                               9,184                           9,184    $      9,184
   Other comprehensive loss, net of tax:
       Change in unrealized losses on
         available-for-sale
         investment securities                                                             (1,312)         (1,312)         (1,312)
                                                                                                                     ------------

         Total comprehensive income                                                                                  $      7,872
                                                                                                                     ============

Cash dividends ($0.54 per share)                                           (3,012)                         (3,012)
Fractional shares redeemed                         (1)          (32)                                          (32)
5% stock dividend                             266,801         6,021        (6,021)
Stock options exercised                       113,309           945                                           945
Retirement of common stock                    (90,362)       (2,017)                                       (2,017)
                                           ----------    ----------    ----------    ------------    ------------

Balance, December 31, 2005                  5,604,479        47,474        16,029            (757)         62,746

Comprehensive income (Note 5):
   Net income                                                               2,243                           2,243    $      2,243
   Other comprehensive loss, net of tax:
       Change in unrealized losses on
         available-for-sale
         investment securities                                                               (432)           (432)           (432)
                                                                                                                     ------------

          Total comprehensive income                                                                                 $      1,811
                                                                                                                     ============

Cash dividends ($0.15 per share)                                             (842)                           (842)
Stock options exercised                        31,106           284                                           284
Stock option compensation                                        37                                            37
Retirement of common stock                    (10,941)         (264)                                         (264)
                                           ----------    ----------    ----------    ------------    ------------

Balance, March 31, 2006                     5,624,644    $   47,531    $   17,430    $     (1,189)   $     63,772
                                           ==========    ==========    ==========    ============    ============

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(Dollars in thousands)
For the three months ended March 31,

                                                                             2006          2005
                                                                          ----------    ----------
Cash flows from operating activities:
    Net income                                                            $    2,243    $    2,051
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Provision for loan and lease losses                                      84           217
         Decrease in deferred loan origination fees, net                         (58)          (91)
         Depreciation and amortization                                           262           255
         Net amortization of investment security
              premiums                                                           201           362
         Gain on sale of securities                                               --           (43)
         Gain on sale of equipment                                                --            --
         Increase in accrued interest
              receivable and other assets                                        673           498
         Increase in cash surrender value of life insurance                      (44)          (44)
              polices
         Decrease in accrued interest payable
              and other liabilities                                             (286)      (11,973)
                                                                          ----------    ----------

                    Net cash provided by (used in) operating activities        3,075        (8,768)
                                                                          ----------    ----------

Cash flows from investing activities:
         Proceeds from the sale of available-for-sale
                investment securities                                          1,066         1,757
         Proceeds from called available-for-sale investment
                securities                                                        --            --
         Proceeds from matured available-for-sale investment
                securities                                                     2,500         1,250
         Purchases of held-to-maturity investment
             securities                                                           --        (1,056)
         Purchases of available-for-sale investment securities                    --        (3,476)
         Proceeds from principal repayments for available-
                for-sale mortgage-related securities                             609           992
         Proceeds from principal repayments for held-to-
                maturity mortgage-related securities                           3,234         2,494
         Net increase in interest-bearing deposits in banks                       --           (96)
         Net increase in loans                                                (7,209)       (1,742)
         Net (increase) decrease in accounts receivable
                servicing receivables                                            (49)          153
         Proceeds from the sale of equipment                                      --            --
         Purchases of equipment                                                 (102)         (122)
         Net (increase) decrease in FHLB stock                                   (31)          248
                                                                          ----------    ----------

                    Net cash provided by investing activities                     18           402
                                                                          ----------    ----------


    Cash flows from financing activities:
         Net (decrease) increase in demand, interest-bearing
             and savings deposits                              $  (13,419)   $      412
         Net increase in time deposits                              8,669           567
         Net increase (decrease) in long-term debt                  3,984           (16)
         Net increase in short-term borrowings                        643         4,801
         Payment of cash dividends                                   (841)         (583)
         Cash paid to repurchase common stock                        (264)         (996)
         Cash paid for fractional shares                               --           (16)
         Stock option compensation                                     37            --
          Exercise of stock options                                   284           587
                                                               ----------    ----------

              Net cash (used in) provided by financing
                 activities                                          (907)        4,756
                                                               ----------    ----------

              Increase (decrease) in cash and cash
                   equivalents                                      2,186        (3,610)

Cash and cash equivalents at beginning of year                     36,075        35,115
                                                               ----------    ----------

Cash and cash equivalents at end of period                     $   38,261    $   31,505
                                                               ==========    ==========

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at March 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for the three-month periods ended March 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 annual report on Form 10-K. The results of operations for the three-month period ended March 31, 2006 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Stock Option Plans

In 2000 and 1995, the Board of Directors adopted stock option plans under which options may be granted to employees and directors under incentive and nonstatutory agreements. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally five years; however the vesting period can be modified at the discretion of the Company's Board of Directors. Outstanding options under the plans are exercisable until their expiration. New shares are issued upon exercise.

Adoption of FAS 123(R)

Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation cost was recognized for options granted for the three months ended March 31, 2005 in the Statement of Income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated and there was no one-time effect resulting from the adoption of FASB Statement No. 123(R). Compensation expense is recognized over the vesting period on a straight line accounting basis.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for the three months ended March 31, 2006, was $37,000 and $30,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share and basic earnings per share for the three months ended March 31, 2006 would remain unchanged had the Company continued to account for share-based compensation under APB Opinion No. 25.

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation to prior periods. Pro forma adjustments to the Company's consolidated net income and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

                                                                       ----------
                                                                          2005
                                                                       ----------
        Net income as reported                                         $    2,051
        Deduct:  Total stock-based compensation expense
        determined under the fair value based method for all awards,
        net of related tax effects                                            (16)
                                                                       ----------
         Pro forma net income
                                                                       $    2,035
                                                                       ==========
        Basic earnings per share - as reported
                                                                       $     0.37
        Basic earnings per share - pro forma                           $     0.37
        Diluted earnings per share - as reported                       $     0.36
        Diluted earnings per share - pro forma                         $     0.36

            The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton based option valuation model that uses the assumptions noted in the following table. Because Black-Scholes-Merton based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from guidance provided in Staff Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                                                    Three Months Ended
                                                                         March 31,
                                                             --------------------------------
                                                                 2006                2005
                                                             ------------        ------------
       Dividend yield                                              2.16%               2.27%
       Expected volatility                                         29.6%               34.1%
       Risk-free interest rate                                     4.68%               3.96%
       Weighted average expected option life                     7 years             7 years
       Weighted average fair value of options
          granted during the period                                $8.76               $6.48

A summary of option activity under the stock option plans as of March 31, 2006 and changes during the period then ended is presented below:

                                                                             Weighted
                                                              Weighted        Average        Aggregate
                                                              Average        Remaining       Intrinsic
                                                              Exercise      Contractual        Value
                  Options                      Shares           Price          Term            ($000)
                  -------                    -----------     -----------   -------------    -----------
       Outstanding at January 1, 2006            289,393        $  13.22       5.8 years         $4,263
                Granted                           64,699        $  27.80       9.9 years             10
                Exercised                        (31,106)       $   5.70              --             --
                Cancelled                           (386)       $  19.44              --             --
                                             -----------
       Outstanding at March 31, 2006             322,600        $  16.87       6.8 years         $3,574
                                             ===========                   =============   ============
       Exercisable at March 31, 2006             141,053        $   9.78       4.1 years         $2,563
                                             ===========                   =============   ============


The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $608,000 and $1,508,000, respectively. The intrinsic value was derived from the market price of the Company's common stock of $27.95 as of March 31, 2006.

At March 31, 2006, the total compensation cost related to nonvested awards not yet recorded is expected to be $1,012,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 2.9 years.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $119,753,000 and letters of credit of $5,865,000 at March 31, 2006. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2006 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not material at March 31, 2006 or March 31, 2005.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,613,163 shares for the three-month period ended March 31, 2006, and 5,605,385 shares for the three-month period ended March 31, 2005). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (113,511 shares for the three-month period ended March 31, 2006 and 141,522 for the three-month period ended March 31, 2005). Earnings per share is retroactively adjusted for stock splits and stock dividends for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized (losses) gains on available-for-sale investment securities of $(432,000) for the three-month period ended March 31, 2006 and $(925,000) for the three-month period ended March 31, 2005. Comprehensive income was $1,811,000 for the three-month period ended March 31, 2006 and $1,126,000 for the three-month period ended March 31, 2005. Reclassification adjustments resulting from gain or loss on sale of investment securities were not material for all periods presented.

6. BORROWING ARRANGEMENTS

The Company has a total of $48,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2006 or December 31, 2005.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances totaling $48,283,000 were outstanding from the FHLB at March 31, 2006, bearing interest rates ranging from 2.10% to 6.13% and maturing between April 3, 2006 and January 24, 2008. Advances totaling $43,656,000 were outstanding from the FHLB at December 31, 2005, bearing interest rates ranging from 2.10% to 6.13% and maturing between January 3, 2006 and December 21, 2007. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2006 and December 31, 2005 totaled $3,551,000 and $3,534,000, respectively.

7. INVESTMENT SECURITIES

Investment securities with unrealized losses at March 31, 2006 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

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
  ---------------------------------------------------------------------------------------------------------------------------------
  Available-for-Sale:
  ---------------------------------------------------------------------------------------------------------------------------------
      U.S. Treasury securities and agencies        $   20,753    $     (344)   $   25,747    $     (467)   $   46,500    $     (811)
  ---------------------------------------------------------------------------------------------------------------------------------
      Mortgage-backed securities                       11,403          (318)       22,748          (775)       34,151        (1,093)
  ---------------------------------------------------------------------------------------------------------------------------------
      Obligations of state and political
        subdivisions                                   15,852          (274)       10,412          (245)       26,264          (519)
  ---------------------------------------------------------------------------------------------------------------------------------
      Corporate debt securities                         1,008            (7)           --            --         1,008            (7)
  ---------------------------------------------------------------------------------------------------------------------------------
      Corporate stock                                      --            --           234           (15)          234           (15)
  ---------------------------------------------------------------------------------------------------------------------------------
                                                   $   49,016    $     (943)   $   59,141    $   (1,502)   $  108,157    $   (2,445)
  ---------------------------------------------------------------------------------------------------------------------------------

  ---------------------------------------------------------------------------------------------------------------------------------
  Held-to-Maturity:
  ---------------------------------------------------------------------------------------------------------------------------------
      Mortgage-backed securities                   $   27,782    $     (444)   $   10,420    $     (266)   $   38,202    $     (710)
  ---------------------------------------------------------------------------------------------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts between December 31, 2005 and March 31, 2006 and its income and expense accounts for the three-month periods ended March 31, 2006 and 2005. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited.

         Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:
(1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. These factors and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2005 and its 2006 reports filed on 8-K.

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

Stock-Based Compensation

         The Company previously accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since the Company's stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense was recognized in the financial statements unless the options were modified after the grant date.

         In January 1, 2006, the Company began to apply SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and forfeiture rates and the risk-free interest rate.

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

General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 231-6700. The Company employed an equivalent of 124 full-time employees as of March 31, 2006.

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

         During 2006, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

         The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq National Market under the symbol "AMRB."

Overview

         The Company recorded net income of $2,243,000 for the quarter ended March 31, 2006, which was $192,000 above the $2,051,000 reported for the same period of 2005. Diluted earnings per share for the first quarter of 2006 were $0.39 versus $0.36 for the first quarter of 2005. The return on average equity
(ROAE) and the return on average assets (ROAA) for the first quarter of 2006 were 14.41% and 1.49%, respectively, as compared to 14.08% and 1.43%, respectively, for the same period in 2005.

         Total assets of the Company increased by $618,000 (0.1%) from $612,763,000 at December 31, 2005 to $613,381,000 at March 31, 2006. Net loans totaled $372,754,000 at March 31, 2006, up $7,183,000 (2.0%) from the
$365,571,000 at December 31, 2005. Deposit balances at March 31, 2006 totaled $495,956,000, down $4,750,000 (0.9%) from $500,706,000 at December 31, 2005.

         The Company ended the first quarter of 2006 with a Tier 1 capital ratio of 10.9% and a total risk-based capital ratio of 12.1% versus 10.6% and 11.9%, respectively, at December 31, 2005.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
--------------------------------------------------------------------------------
                                                     For the three months
                                                        ended March 31
                                                 -----------------------------

(Dollars in thousands)                               2006             2005
                                                 ------------     ------------

Net interest income*                             $      6,875     $      6,385
Provision for loan losses                                 (84)            (217)
Noninterest income                                        634              581
Noninterest expense                                    (3,638)          (3,328)
Provision for income taxes                             (1,461)          (1,300)
Tax equivalent adjustment                                 (83)             (70)
                                                 ------------     ------------

Net income                                       $      2,243     $      2,051
                                                 ============     ============

--------------------------------------------------------------------------------
Average total assets                             $    608,549     $    580,293
Net income (annualized) as a percentage
  of average total assets                                1.49%            1.43%

--------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 5.12% for the three months ended March 31, 2006 and 4.96% for the three months ended March 31, 2005.

         The fully taxable equivalent interest income component increased from $7,744,000 for the three months ended March 31, 2005 to $9,200,000 for the three months ended March 31, 2006, representing an 18.8% increase. The increase in the fully taxable equivalent interest income for the first three months of 2006 compared to the same period in 2005 is broken down by rate (up $1,121,000) and volume (up $335,000). The rate increase can be attributed to increases implemented by the Company during 2004 and 2005 and continuing through the first quarter of 2006 in response to the Federal Reserve Board (the "FRB") increases in the Federal funds and Discount rates. Increases by the FRB have resulted in fifteen 25 basis point increases since June 2004. The overall increasing interest rate environment since June 2004 has resulted in an 83 basis point increase in the yield on average earning assets from 6.02% for the first quarter of 2005 to 6.85% for the first quarter of 2006. The volume increase was the result of a 4.4% increase in average earning assets. Average loan balances were up $12,838,000 (3.6%) in 2006 over the balances in 2005, while average investment securities balances were up $12,127,000 (7.7%), during the same period. The increase in average loans is the result of concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market. The increase in investment securities is primarily due to the Company investing its excess funds in investment securities--these excess funds were created by an increase in deposit balances and other borrowings.

         Interest expense increased $966,000 (71.1%) during the first quarter of 2006 compared to the first quarter of 2005. The average balances of interest bearing liabilities were $18,062,000 (4.9%) higher in 2006 versus 2005. The higher balances accounted for a $158,000 increase in interest expense. The higher average balances in interest bearing balances was created by internal growth in the Company's deposits and borrowings. Increased rates accounted for an additional $808,000 in interest expense for the three-month period. The increase in rates paid on interest bearing liabilities was a result of the higher interest rate environment since June 2004. Rates paid on interest bearing liabilities increased 95 basis points on a quarter-over-quarter basis from 1.51% to 2.46%.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
-------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                          2006                                     2005
                                     -------------------------------------    -------------------------------------

(Taxable Equivalent Basis)              Avg                         Avg          Avg                         Avg
(Dollars in thousands)                Balance       Interest     Yield (4)     Balance       Interest     Yield (4)
                                     ----------    ----------   ----------    ----------    ----------   ----------
Assets:
Earning assets:
  Loans and leases (1)               $  370,557    $    7,338         8.03%   $  357,719    $    6,202         7.03%
  Taxable investment
     Securities                         141,330         1,468         4.21%      133,731         1,208         3.66%
  Tax-exempt investment
     securities (2)                      27,588           333         4.90%       23,055           278         4.89%
  Corporate stock                           567            10         7.15%          572            10         7.09%
  Federal funds sold                        124             1         3.27%        1,144             6         2.13%
  Investments in time deposits            4,844            50         4.19%        5,841            40         2.78%
                                     ----------    ----------                 ----------    ----------
Total earning assets                    545,010         9,200         6.85%      522,062         7,744         6.02%
                                                   ----------                               ----------
Cash & due from banks                    32,899                                   28,239
Other assets                             36,352                                   35,554
Allowance for loan & lease losses        (5,712)                                  (5,562)
                                     ----------                               ----------
                                     $  608,549                               $  580,293
                                     ==========                               ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $  172,406           654         1.54%   $  181,273           449         1.00%
  Savings                                35,878            34         0.38%       39,051            37         0.38%
  Time deposits                         124,270         1,106         3.61%      107,211           635         2.40%
  Other borrowings                       50,735           531         4.24%       37,692           238         2.56%
                                     ----------    ----------                 ----------    ----------
Total interest bearing
  liabilities                           383,289         2,325         2.46%      365,227         1,359         1.51%
                                                   ----------                               ----------
Demand deposits                         155,883                                  148,836
Other liabilities                         6,229                                    7,162
                                     ----------                               ----------
Total liabilities                       545,401                                  521,225
Shareholders' equity                     63,148                                   59,068
                                     ----------                               ----------
                                     $  608,549                               $  580,293
                                     ==========                               ==========
Net interest income & margin (3)                   $    6,875         5.12%                 $    6,385         4.96%
                                                   ==========   ==========                  ==========   ==========

(1) Loan and lease interest includes loan fees of $301,000 and $260,000 during the three months ended March 31, 2006 and March 31, 2005, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the three months ended March 31, 2005 and 35% for the three months ended March 31, 2006.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter and annualized to actual days in year.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
--------------------------------------------------------------------------------
(Dollars in thousands) Three Months Ended March 31, 2006 over 2005
Increase (decrease) due to change in:

Interest-earning assets:                    Volume       Rate (4)    Net Change
                                          ----------    ----------   ----------
   Net loans and leases (1)(2)            $      223    $      913   $    1,136
   Taxable investment securities                  69           191          260
   Tax exempt investment securities (3)           55            --           55
   Corporate stock                                --            --           --
   Federal funds sold                             (5)           --           (5)
   Investment in time deposits                    (7)           17           10
                                          ----------    ----------   ----------
     Total                                       335         1,121        1,456
                                          ----------    ----------   ----------

Interest-bearing liabilities:
   Demand deposits                               (22)          227          205
   Savings deposits                               (3)           --           (3)
   Time deposits                                 101           370          471
   Other borrowings                               82           211          293
                                          ----------    ----------   ----------
     Total                                       158           808          966
                                          ----------    ----------   ----------
Interest differential                     $      177    $      313   $      490
                                          ==========    ==========   ==========

--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans.
(2) Loan fees of $301,000 and $260,000 during the three months ending March 31, 2006 and March 31, 2005, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for the three months ended March 31, 2005 and 35% for the three months ended March 31, 2006.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $84,000 for loan and lease losses for the first quarter of 2006 as compared to $217,000 for the first quarter of 2005. Net loan and lease (recoveries) charge-offs for the three months ended March 31, 2006 were $(4,000) or less than .01% (on an annualized basis) of average loans and leases as compared to charge-offs of $37,000 or .04% (on an annualized basis) for the three months ended March 31, 2005. For further information please see "Allowance for Loan and Lease Losses Activity."

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (Dollars in thousands):

Table Four:  Components of Noninterest Income
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            2006         2005
--------------------------------------------------------------------------------
Service charges on deposit accounts                      $      209   $      168
Accounts receivable servicing fees                              104           90
Gain on sale of securities                                       --           43
Merchant fee income                                             129          106
Income from residential lending                                  65           53
Bank owned life insurance                                        44           45
Other                                                            83           76
--------------------------------------------------------------------------------
           Total noninterest income                      $      634   $      581
--------------------------------------------------------------------------------

         Noninterest income was up $53,000 (9.1%) to $634,000 for the three months ended March 31, 2006 as compared to $581,000 for the three months ended March 31, 2005. The increase in noninterest income for the quarter can be attributed to increases in service charges (up $41,000 or 24.4%), merchant fee income (up $23,000 or 21.7%), and fees from accounts receivable servicing (up $14,000 or 15.6%); there were no gains on sale of securities during the first quarter of 2006, compared to gains totaling $43,000 in the first quarter of 2005.

Noninterest Expense

         Noninterest expense increased $310,000 (9.3%) to a total of $3,638,000 in the first quarter of 2006 versus the $3,328,000 recorded in the first quarter of 2005. Salary and employee benefits increased $240,000 (13.9%). The salaries component increased $200,000 (14.3%) mainly as a result of market-condition salary adjustments, additional administrative staff to address the burden of more stringent compliance and regulatory issues, and service personnel to help achieve strategic growth in business banking. At March 31, 2006, the Company and its subsidiaries employed 124 persons on a full-time equivalent basis as compared to 122 at March 31, 2005. The employee benefits and taxes component also increased as a result of the increase in employees. On a quarter-over-quarter basis, occupancy expenses were up $51,000 or 16.9%. The increase is related to normal rent increases in the Company's leased facilities and costs associated with the Company's new administration office lease, which was occupied in October 2005. Furniture and equipment remained substantially the same year over year. Other expenses for the first quarter of 2006 were $1,093,000, an increase of $18,000 (1.7%) over the prior year quarter. The efficiency ratios (fully taxable equivalent) for the 2006 and 2005 first quarters were 47.3% and 46.5%, respectively.

Provision for Income Taxes

         The effective federal and state tax rate for the first quarter of 2006 was 39.4% versus 38.8% for the first quarter of 2005. The increase is related to the Company's higher taxable income resulting from a move up from the 34% tax tier to the 35% tax tier, for federal income tax purposes.

Balance Sheet Analysis

         The Company's total assets were $613,381,000 at March 31, 2006 as compared to $612,763,000 at December 31, 2005, representing an increase of 0.1%. The average balance of total assets for the three months ended March 31, 2006 was $608,549,000, which represents an increase of $28,256,000 or 4.9% over the average balance of $580,293,000 for the three-month period ended March 31, 2005.

Investment Securities

         The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company's investment securities held on March 31, 2006 and December 31, 2005.

Table Five: Investment Securities Composition
-----------------------------------------------------------------------------------------
(Dollars in thousands)

Available-for-sale (at fair value)                     March 31, 2006   December 31, 2005
-----------------------------------------------------------------------------------------
Debt securities:
   U.S. Government agencies                           $         46,500   $         49,119
   Mortgage-backed securities                                   35,349             36,326
   Obligations of states and political subdivisions
                                                                35,665             37,106
   Corporate debt securities                                     1,007              1,014
   Corporate stock                                                 619                624
-----------------------------------------------------------------------------------------
Total available-for-sale investment securities        $        119,140   $        124,189
=========================================================================================
Held-to-maturity (at amortized cost)
-----------------------------------------------------------------------------------------
Debt securities:
   Mortgage-backed securities                         $         41,715   $         45,012
-----------------------------------------------------------------------------------------
Total held-to-maturity investment securities          $         41,715   $         45,012
=========================================================================================

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At March 31, 2006, these categories accounted for approximately 22%, 41%, 1%, 27%, 1%, 2%, 2% and 4%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 21%, 42%, 1%, 28%, 1%, 2%, 2% and 3% at December 31, 2005. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating over $68 million in new loans during the quarter; however, loan and lease paydowns and payoffs resulted in net increases in balances for commercial ($4,546,000 or 5.8%), commercial real estate ($2,036,000 or 1.3%), multi-family real estate ($139,000 or 3.7%), residential real estate ($333,000 or 7.1%), lease financing receivable ($214,000 or 2.7%), and consumer loans ($1,290,000 or 10.8%). Despite the new borrowers, the Company experienced a decrease in real estate construction ($1,115,000 or 1.1%) and agriculture ($230,000 or 2.8%) as a result of paydowns. Table Six below summarizes the composition of the loan portfolio as of March 31, 2006 and December 31, 2005.

Table Six: Loan and Lease Portfolio Composition
-------------------------------------------------------------------------------
                                                     March 31,     December 31,
(Dollars in thousands)                                 2006            2005
-------------------------------------------------------------------------------
Commercial                                         $     82,517    $     77,971
Real estate
   Commercial                                           156,536         154,500
   Multi-family                                           3,906           3,767
   Construction                                         101,933         103,048
   Residential                                            5,013           4,680
Lease financing receivable                                8,181           7,967
Agriculture                                               7,899           8,129
Consumer                                                 13,190          11,900
-------------------------------------------------------------------------------
Total loans and leases                                  379,175         371,962
Deferred loan and lease fees, net                          (654)           (712)
Allowance for loan and lease losses                      (5,767)         (5,679)
-------------------------------------------------------------------------------
Total net loans and leases                         $    372,754    $    365,571
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

         Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company's service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, American River Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. American River Bank acts as a broker between American River Bank's clients and the loan wholesalers. American River Bank receives an origination fee for loans closed.

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

         The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rate and terms, capitalization rates, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of repayment sources independent of the real estate including, in some instances, personal guarantees.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 70.5% of the Company's loan and lease portfolio at March 31, 2006, down from 71.5% at December 31, 2005. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         At March 31, 2006, non-performing loans and leases were 0.04% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $153,000 at March 31, 2006 and $91,000 at December 31, 2005. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2006 or December 31, 2005. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms or that would result in a material loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2006 and December 31, 2005.

Table Seven:  Non-Performing Loans
--------------------------------------------------------------------------------
(Dollars in thousands)                                March 31,    December 31,
                                                        2006           2005
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing:
   Commercial                                       $         39   $         24
   Real estate                                                --             --
   Lease financing receivable                                 --             --
   Consumer and other                                          2             --
--------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                                 --             --
   Real estate                                                14             15
   Lease financing receivable                                 98             52
   Consumer and other                                         --             --
--------------------------------------------------------------------------------
Total non-performing loans                          $        153   $         91
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

           The allowance for loan and lease losses totaled $5,767,000 or 1.52% of total loans and leases at March 31, 2006 and $5,679,000 or 1.53% of total loans and leases at December 31, 2005. Table Eight below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Eight: Allowance for Loan and Lease Losses
----------------------------------------------------------------------------------
(Dollars in thousands)                                          Three Months
                                                                    Ended
                                                                  March 31,
                                                          ------------------------
                                                             2006          2005
----------------------------------------------------------------------------------
Average loans and leases outstanding                      $  370,557    $  357,719
----------------------------------------------------------------------------------

Allowance for possible loan and lease losses at
beginning of period                                       $    5,679    $    5,496

Loans and leases charged off:
   Commercial                                                     --            --
   Real estate                                                    --            --
   Consumer                                                       --            --
   Lease financing receivable                                     --           (38)
----------------------------------------------------------------------------------
Total                                                             --           (38)
----------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off:
   Commercial                                                     --            --
   Real estate                                                    --            --
   Consumer                                                       --             1
   Lease financing receivable                                      4            --
----------------------------------------------------------------------------------
Total                                                              4             1
----------------------------------------------------------------------------------
Net loans and leases recovered (charged off)                       4           (37)
Additions to allowance charged to operating
  Expenses                                                        84           217
----------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                                 $    5,767    $    5,676
----------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs to average
  loans and leases outstanding (annualized)                      .00%          .04%
Provision for possible loan and lease losses
   to average loans and leases outstanding (annualized)          .09%          .25%
Allowance for possible loan and lease losses to loans
  and leases, net of deferred fees, at end of period            1.52%         1.58%

Other Real Estate

         At March 31, 2006 and December 31, 2005, the Company did not have any other real estate ("ORE") properties.

Deposits

         At March 31, 2006, total deposits were $495,956,000 representing a decrease of $4,750,000 (0.9%) from the December 31, 2005 balance of $500,706,000. Noninterest-bearing deposits decreased $2,561,000 (1.6%) while interest-bearing deposits increased $2,189,000 (0.7%).

Other Borrowed Funds

         Other borrowings outstanding as of March 31, 2006 and December 31, 2005, consist of advances (both long-term and short-term) from the FHLB. Table Nine below summarizes these borrowings:

Table Nine: Other Borrowed Funds
--------------------------------------------------------------------------------
(Dollars in thousands)

                                             March 31, 2006        December 31, 2005
                                           -------------------    -------------------

                                              Amount     Rate        Amount     Rate
                                           ----------   ------    ----------   ------
          Short-Term borrowings:

             FHLB advances                 $   40,029     4.33%   $   39,386     3.73%
             Advances from correspondent
                 banks                             --       --            --       --
                                           ----------   ------    ----------   ------

          Total Short-Term borrowings      $   40,029     4.33%   $   39,386     3.73%
                                           ----------   ------    ----------   ------

          Long-Term Borrowings:

             FHLB advances                 $    8,254     4.37%   $    4,270     4.10%
                                           ----------   ------    ----------   ------

         The maximum amount of short-term borrowings at any month-end during the first quarter of 2006 and 2005 was $51,684,000 and $32,857,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (Dollars in thousands):


                                             Short Term           Long Term

                Amount                        $  40,029            $  8,254
                Maturity                    2006 to 2007         2007 to 2008
                Average rates                   4.33%                4.37%

         The Company has also been issued a total of $3,000,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2006 or 2005 and management does not expect to draw upon these lines in the future.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, American River Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At March 31, 2006, shareholders' equity was $63,772,000, representing an increase of $1,026,000 (1.6%) from $62,746,000 at December 31, 2005. The ratio of total risk-based capital to risk adjusted assets was 12.1% at March 31, 2006 compared to 11.9% at December 31, 2005. Tier 1 risk-based capital to risk-adjusted assets was 10.9% at March 31, 2006 and 10.6% at December 31, 2005.

         Table Ten below lists the Company's actual capital ratios at March 31, 2006 and December 31, 2005 as well as the minimum capital ratios for capital adequacy.

Table Ten:  Capital Ratios
-----------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets        At March 31,    At December 31,     Minimum Regulatory
                                          2006              2005          Capital Requirements
-----------------------------------------------------------------------------------------------
Leverage ratio                             7.9%             7.7%                  4.00%

Tier 1 Risk-Based Capital                 10.9%            10.6%                  4.00%

Total Risk-Based Capital                  12.1%            11.9%                  8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all their capital adequacy requirements as of March 31, 2006 and December 31, 2005.

         The Company, through a Board of Director's authorized plan, may repurchase, as conditions warrant, up to 5% annually of the Company's common stock. Repurchases are generally made in the open market at market prices. (See
Part II, Item 2, for additional disclosure).

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2006 and 2005.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at March 31, 2006 and December 31, 2005 were approximately $119,753,000 and $5,865,000 and $137,802,000 and $3,393,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On March 31, 2006, consolidated liquid assets totaled $93.0 million or 15.2% of total assets compared to $99.2 million or 16.2% of total assets on December 31, 2005. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $48,000,000 with correspondent banks. At March 31, 2006, the Company had $48,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At March 31, 2006, American River Bank could have arranged for up to $54,834,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2006, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $51,283,000, leaving $3,551,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2006 and December 31, 2005, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $125,618,000 and $141,195,000 at March 31, 2006 and December 31, 2005, respectively. As a percentage of net loans and leases these off-balance sheet items represent 33.7% and 38.6%, respectively.

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

     Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2006 and December 31, 2005
    -------------------------------------------------------------------------------------------------------
    (In thousands)                                            $ Change in NII              $ Change in NII
                                                                from Current                from Current
                                                              12 Month Horizon            12 Month Horizon
                                                               March 31, 2006             December 31, 2005
                                                               --------------             -----------------
             Variation from a constant rate scenario
                 + 200bp                                          $  547                       $    774
                 - 200bp                                          $ (903)                      $ (1,250)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

      During the quarter ended March 31, 2006, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

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

Item 1A.  Risk Factors.

         There have been no material changes in the risk factors previously disclosed in the registrant's Form 10-K for the period ended December 31, 2005, filed with the Securities and Exchange Commission on March 9, 2006.

Item 2.  Unregistered Sales of Equity in Securities and Use of Proceeds.

         On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2006. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter and the maximum amount available to repurchase under the repurchase plan.

-------------------------------------------------------------------------------------------------------------------------
          Period                  (a)                (b)                    (c)                           (d)
                             Total Number        Average Price     Total Number of Shares         Maximum Number (or
                             of Shares (or      Paid Per Share     (or Units) Purchased as   Approximate Dollar Value) of
                                Units)            (or Unit)           Part of Publicly        Shares (or Units) That May
                              Purchased                              Announced Plans or       Yet Be Purchased Under the
                                                                         Programs                  Plans or Programs
-------------------------------------------------------------------------------------------------------------------------
         Month #1
     January 1 through            5,441             $ 23.56                5,441                          274,783
     January 31, 2006
         Month #2
    February 1 through            5,500               24.51                5,500                          269,283
    February 28, 2006
         Month #3
     March 1 through              None                 N/A                 None                           269,283
     March 31, 2006
-------------------------------------------------------------------------------------------------------------------------
          Total                  10,941             $ 24.04               10,941
-------------------------------------------------------------------------------------------------------------------------

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

        (3.2)   Bylaws, as amended.

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

       *(10.34) First Amendment to the American River Bankshares 2005 Executive
                Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 17, 2006.

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

                                             AMERICAN RIVER BANKSHARES




May 9, 2006                                  By: /s/ DAVID T. TABER
-----------                                      -------------------------------
                                                 David T. Taber
                                                 President
                                                 Chief Executive Officer


                                             AMERICAN RIVER BANKSHARES



May 9, 2006                                  By: /s/ MITCHELL A. DERENZO
-----------                                      -------------------------------
                                                 Mitchell A. Derenzo
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX



Exhibit Number                    Description                             Page
--------------------------------------------------------------------------------

    3.2           Bylaws, as amended.                                      36

   31.1           Certifications of Chief Executive Officer pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.        72

   31.2           Certifications of Chief Financial Officer pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.        73

   32.1           Certification of American River Bankshares by its
                  Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002.                                                 74