Form 10-Q
period 2006-06-30
AMERICAN RIVER BANKSHARES
filed 2006-08-08
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        June 30, 2006
                                      -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________


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


                                 (916) 231-6700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 5,535,576 shares outstanding at August 8, 2006.

                                  Page 1 of 41
                 The Index to the Exhibits is located at Page 37

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.


                                       AMERICAN RIVER BANKSHARES
                                CONSOLIDATED BALANCE SHEETS (Unaudited)
                                        (Dollars in thousands)

                                                                            June 30,      December 31,
                                                                              2006            2005
                                                                          ------------    ------------
ASSETS
Cash and due from banks                                                   $     27,330    $     34,825
Federal funds sold                                                                  --           1,250
                                                                          ------------    ------------
      Total cash and cash equivalents                                           27,330          36,075

Interest-bearing deposits in banks                                               4,941           4,844
Investment securities:
   Available-for-sale, (amortized cost: 2006--$114,452; 2005--$125,468)        112,033         124,189
   Held-to-maturity (market value: 2006--$37,924; 2005--$44,658)                38,751          45,012
Loans and leases, less allowance for loan and lease losses of
   $5,924 at June 30, 2006 and $5,679 at December 31, 2005                     392,175         365,571
Premises and equipment, net                                                      1,925           2,090
Federal Home Loan Bank stock                                                     3,059           2,608
Accounts receivable servicing receivables, net                                   2,211           2,000
Goodwill and other intangible assets                                            17,986          18,152
Accrued interest receivable and other assets                                    12,051          12,222
                                                                          ------------    ------------
                                                                          $    612,462    $    612,763
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                                  $    155,282    $    164,397
     Interest bearing                                                          325,328         336,309
                                                                          ------------    ------------
             Total deposits                                                    480,610         500,706

Short-term borrowed funds                                                       56,840          39,386
Long-term debt                                                                   8,238           4,270
Accrued interest payable and other liabilities                                   4,301           5,655
                                                                          ------------    ------------

             Total liabilities                                                 549,989         550,017
                                                                          ------------    ------------

Commitments and contingencies (Note 3) Shareholders' equity:
    Common stock - no par value; 20,000,000 shares
       authorized; issued and outstanding - 5,535,576 shares
       at June 30, 2006 and 5,604,479 shares at December 31, 2005               45,165          47,474
    Retained earnings                                                           18,735          16,029
    Accumulated other comprehensive loss, net of taxes (Note 5)                 (1,427)           (757)
                                                                          ------------    ------------

            Total shareholders' equity                                          62,473          62,746
                                                                          ------------    ------------
                                                                          $    612,462    $    612,763
                                                                          ============    ============

See Notes to Unaudited Consolidated Financial Statements

                                         AMERICAN RIVER BANKSHARES
                                 UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)
For the periods ended June 30,                                 Three months               Six months
                                                          -----------------------   -----------------------
                                                             2006         2005         2006         2005
                                                          ----------   ----------   ----------   ----------
Interest income:                                          $    7,749   $    6,450   $   15,087   $   12,652
    Interest and fees on loans                                     1           29            2           35
    Interest on Federal funds sold                                58           45          108           85
    Interest on deposits in banks
    Interest and dividends on investment securities:
        Taxable                                                1,395        1,255        2,863        2,463
        Exempt from Federal income taxes                         250          223          502          433
        Dividends                                                 10            9           18           17
                                                          ----------   ----------   ----------   ----------
              Total interest income                            9,463        8,011       18,580       15,685
                                                          ----------   ----------   ----------   ----------

Interest expense:
    Interest on deposits                                       2,027        1,301        3,821        2,422
    Interest on short-term borrowings                            631          169        1,072          329
    Interest on long-term debt                                   106          102          196          180
                                                          ----------   ----------   ----------   ----------
               Total interest expense                          2,764        1,572        5,089        2,931
                                                          ----------   ----------   ----------   ----------

               Net interest income                             6,699        6,439       13,491       12,754

Provision for loan and lease losses                              156           55          240          272
                                                          ----------   ----------   ----------   ----------
                Net interest income after provision for
                loan and lease losses                          6,543        6,384       13,251       12,482
                                                          ----------   ----------   ----------   ----------

Noninterest income                                               597          584        1,231        1,165
                                                          ----------   ----------   ----------   ----------

Noninterest expense:
    Salaries and employee benefits                             1,888        1,754        3,853        3,479
    Occupancy                                                    345          293          697          594
    Furniture and equipment                                      216          233          444          460
    Other expense                                              1,173        1,123        2,266        2,198
                                                          ----------   ----------   ----------   ----------
                Total noninterest expense                      3,622        3,403        7,260        6,731
                                                          ----------   ----------   ----------   ----------

                 Income before income taxes                    3,518        3,565        7,222        6,916

Income taxes                                                   1,381        1,375        2,842        2,675
                                                          ----------   ----------   ----------   ----------

                 Net income                               $    2,137   $    2,190   $    4,380   $    4,241
                                                          ==========   ==========   ==========   ==========

Basic earnings per share (Note 4)                         $     0.38   $     0.39   $     0.78   $     0.76
                                                          ==========   ==========   ==========   ==========
Diluted earnings per share (Note 4)                       $     0.38   $     0.38   $     0.77   $     0.74
                                                          ==========   ==========   ==========   ==========

Cash dividends per share                                  $     0.15   $     0.12   $     0.30   $     0.24
                                                          ==========   ==========   ==========   ==========

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except number of shares) (Unaudited)

                                                  Common Stock                          Accumulated
                                           ---------------------------                     Other
                                                                           Retained     Comprehensive  Shareholders'  Comprehensive
                                              Shares         Amount        Earnings     Income (Loss)    Equity          Income
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 2005                      5,314,732   $     42,557   $     15,878   $        555   $     58,990

Comprehensive income (Note 5):
   Net income                                                                   9,184                         9,184   $      9,184
   Other comprehensive loss, net of tax:
       Change in unrealized losses on
         available-for-sale
         investment securities                                                                (1,312)        (1,312)        (1,312)
                                                                                                                      ------------

         Total comprehensive income                                                                                   $      7,872
                                                                                                                      ============

Cash dividends ($0.54 per share)                                               (3,012)                       (3,012)
Fractional shares redeemed                           (1)           (32)                                         (32)
5% stock dividend                               266,801          6,021         (6,021)
Stock options exercised                         113,309            945                                          945
Retirement of common stock                      (90,362)        (2,017)                                      (2,017)
                                           ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2005                    5,604,479         47,474         16,029           (757)        62,746

Comprehensive income (Note 5):
   Net income                                                                   4,380                         4,380   $      4,380
   Other comprehensive loss, net of tax:
       Change in unrealized losses on
         available-for-sale
         investment securities                                                                  (670)          (670)          (670)
                                                                                                                      ------------

          Total comprehensive income                                                                                  $      3,710
                                                                                                                      ============

Cash dividends ($0.15 per share)                                               (1,674)                       (1,674)
Stock options exercised                          31,238            286                                          286
Stock option compensation                                           98                                           98
Retirement of common stock                     (100,141)        (2,693)                                      (2,693)
                                           ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2006                        5,535,576   $     45,165   $     18,735   $     (1,427)  $     62,473
                                           ============   ============   ============   ============   ============

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(Dollars in thousands)
For the six months ended June 30,

                                                                             2006          2005
                                                                          ----------    ----------
Cash flows from operating activities:
    Net income                                                            $    4,380    $    4,241
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Provision for loan and lease losses                                     240           272
         Decrease in deferred loan origination fees, net                         (10)         (145)
         Depreciation and amortization                                           505           498
         Net amortization of investment security
             premiums                                                            376           660
         Gain on sale of securities                                               --           (43)
         Increase in cash surrender value of life insurance                      (90)          (89)
             polices
         Stock option compensation expense                                        98            --
         Increase in accrued interest
              receivable and other assets                                        731           495
         Decrease in accrued interest payable
              and other liabilities                                           (1,343)      (14,367)
                                                                          ----------    ----------

                    Net cash provided by (used in) operating activities        4,887        (8,478)
                                                                          ----------    ----------

Cash flows from investing activities:
         Proceeds from the sale of available-for-sale
                investment securities                                          1,066         6,964
         Proceeds from called available-for-sale investment
                securities                                                       400            --
         Proceeds from matured available-for-sale investment
                securities                                                     9,500         3,500
         Purchases of available-for-sale investment securities                (1,428)      (21,437)
         Purchases of held-to-maturity investment securities                      --        (7,023)
         Proceeds from principal repayments for available-
                for-sale mortgage-related securities                           1,215         1,846
         Proceeds from principal repayments for held-to-
                maturity mortgage-related securities                           6,148         5,172
         Net increase in interest-bearing deposits in banks                      (97)         (490)
         Net (increase) decrease in loans                                    (26,833)        6,288
         Net (increase) decrease in accounts receivable
                servicing receivables                                           (211)           33
         Proceeds from the sale of equipment                                      --            --
         Purchases of equipment                                                 (175)         (227)
         Net increase in FHLB stock                                             (451)         (396)
                                                                          ----------    ----------

                    Net cash used in investing activities                    (10,866)       (5,770)
                                                                          ----------    ----------


    Cash flows from financing activities:
         Net (decrease) increase in demand, interest-bearing
             and savings deposits                              $  (29,322)   $   27,214
         Net increase in time deposits                              9,226         7,464
         Net increase in long-term debt                             3,968           969
         Net increase (decrease) in short-term borrowings          17,454        (4,098)
         Payment of cash dividends                                 (1,685)       (1,252)
         Cash paid to repurchase common stock                      (2,693)       (1,066)
         Cash paid for fractional shares                               --           (16)
          Exercise of stock options                                   286           632
                                                               ----------    ----------

                   Net cash (used in) provided by financing
                 activities                                        (2,766)       29,847
                                                               ----------    ----------

              (Decrease) increase in cash and cash
                   equivalents                                     (8,745)       15,599

Cash and cash equivalents at beginning of year                     36,075        35,115
                                                               ----------    ----------

Cash and cash equivalents at end of period                     $   27,330    $   50,714
                                                               ==========    ==========

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at June 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2006 and 2005 and cash flows for the six- month periods ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 annual report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2006 may not necessarily be indicative of the operating results for the full year.

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

Adoption of FAS 123(R)

Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation cost was recognized for options granted for the three-month and six-month periods ended June 30, 2005 in the Statement of Income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated and there was no one-time effect resulting from the adoption of FASB Statement No. 123(R). Compensation expense is recognized over the vesting period on a straight line accounting basis.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for the three-month and six-month periods ended June 30, 2006, was $62,000 and $51,000 and $98,000 and $81,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share and basic earnings per share for the three-month and six- month periods ended June 30, 2006 would have increased $0.01 and $0.02, respectively, had the Company continued to account for share-based compensation under APB Opinion No. 25.

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three-month and six- month periods ended June 30, 2005. Pro forma adjustments to the Company's consolidated net income and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

                                                      Three Months Ended   Six Months Ended
                                                         June 30, 2005      June 30, 2005
                                                         -------------      -------------
(Dollars in thousands, except per share data)
Net income, as reported                                  $       2,190      $       4,241
Deduct:  Total stock-based compensation expense
         determined under the fair value based method
         for all awards, net of related tax effects                (21)               (37)
                                                         -------------      -------------
Pro forma net income                                     $       2,169      $       4,204
                                                         =============      =============

Basic earnings per share - as reported                   $        0.39      $        0.76
Basic earnings per share - pro forma                     $        0.39      $        0.76

Diluted earnings per share - as reported                 $        0.38      $        0.74
Diluted earnings per share - pro forma                   $        0.38      $        0.73


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

                                                                 Six Months Ended June 30,
                                                             --------------------------------
                                                                   2006                2005
                                                             --------------------------------
       Dividend yield                                              2.16%               2.27%
       Expected volatility                                         29.6%               34.1%
       Risk-free interest rate                                     4.68%               3.96%
       Weighted average expected option life                       7 years             7 years
       Weighted average fair value of options granted
          during the period                                        $8.76               $6.48

There were no options granted during the second quarter of 2006 or the second quarter of 2005.

A summary of option activity under the stock option plans as of June 30, 2006 and changes during the period then ended is presented below:

                                                                               Weighted
                                                              Weighted          Average        Aggregate
                                                               Average         Remaining       Intrinsic
                                                              Exercise        Contractual        Value
                Options                        Shares           Price            Term            ($000)
                -------                      -----------     ------------    -------------    -----------
       Outstanding at January 1, 2006            289,393           $13.22        5.6 years         $3,988
                Granted                           64,699           $27.80        9.7 years            (52)
                Exercised                        (31,238)          $ 5.76               --             --
                Cancelled                           (386)          $19.44               --             --
                                             -----------
       Outstanding at June 30, 2006              322,468           $16.86        6.6 years         $3,270
                                             ===========                     =============    ===========
       Exercisable at June 30, 2006              151,952           $10.47        4.1 years         $2,512
                                             ===========                     =============    ===========

The intrinsic value was derived from the market price of the Company's common stock of $27.00 as of June 30, 2006. The total intrinsic value of options exercised during the three-month and six-month periods ended June 30, 2006 was $1,000 and $609,000, respectively. The total intrinsic value of options exercised during the three-month and six-month periods ended June 30, 2005 was $14,000 and $1,521,000, respectively.

At June 30, 2006, the total compensation cost related to nonvested awards not yet recorded is expected to be $957,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 2.7 years.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $116,567,000 and letters of credit of approximately $6,979,000 at June 30, 2006. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2006 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not material at June 30, 2006 or June 30, 2005.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,588,126 and 5,600,575 shares for the three-month and six-month periods ended June 30, 2006, and 5,617,706 and 5,611,579 shares for the three-month and six-month periods ended June 30, 2005). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (110,044 and 111,768 shares for the three-month and six-month periods ended June 30, 2006 and 114,671 and 128,022 shares for the three-month and six-month periods ended June 30, 2005). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $(238,000) and $(670,000), respectively, for the three-month and six-month periods ended June 30, 2006 and $589,000 and $(336,000), respectively, for the three-month and six month periods ended June 30, 2005. Comprehensive income was $1,899,000 and $3,710,000, respectively, for the three-month and six-month periods ended June 30, 2006 and $2,779,000 and $3,905,000, respectively, for the three-month and six-month periods ended June 30, 2005. Reclassification adjustments resulting from gain or loss on sale of investment securities were not material for all periods presented.

6. BORROWING ARRANGEMENTS

The Company has a total of $48,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2006 or December 31, 2005.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances totaling $65,078,000 were outstanding from the FHLB at June 30, 2006, bearing interest rates ranging from 2.66% to 6.13% and maturing between July 3, 2006 and April 7, 2008. Advances totaling $43,656,000 were outstanding from the FHLB at December 31, 2005, bearing interest rates ranging from 2.10% to 6.13% and maturing between January 3, 2006 and December 21, 2007. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2006 and December 31, 2005 totaled $67,711,000 and $3,539,000, respectively.

7. INVESTMENT SECURITIES

Investment securities with unrealized losses at June 30, 2006 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

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
  ---------------------------------------------------------------------------------------------------------------------------------
  Available-for-Sale:
  ---------------------------------------------------------------------------------------------------------------------------------
      U.S. Treasury securities and agencies        $    5,885    $     (114)   $   33,557    $     (711)   $   39,442    $     (825)
  ---------------------------------------------------------------------------------------------------------------------------------
      Mortgage-backed securities                        1,716           (17)       32,021        (1,210)       33,737        (1,227)
  ---------------------------------------------------------------------------------------------------------------------------------
      Obligations of state and political
        subdivisions                                   15,494          (350)       11,020          (324)       26,514          (674)
  ---------------------------------------------------------------------------------------------------------------------------------
      Corporate debt securities                         1,002            (9)           --            --         1,002            (9)
  ---------------------------------------------------------------------------------------------------------------------------------
      Corporate stock                                      --            --           215           (35)          215           (35)
  ---------------------------------------------------------------------------------------------------------------------------------
                                                   $   24,097    $     (490)   $   76,813    $   (2,280)   $  100,910    $   (2,770)
  ---------------------------------------------------------------------------------------------------------------------------------

  ---------------------------------------------------------------------------------------------------------------------------------
  Held-to-Maturity:
  ---------------------------------------------------------------------------------------------------------------------------------
      Mortgage-backed securities                   $   20,394    $     (413)   $   17,182    $     (426)   $   37,576    $     (839)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts between December 31, 2005 and June 30, 2006 and its income and expense accounts for the three-month and six-month periods ended June 30, 2006 and 2005. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited.

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

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2005 and its 2006 reports filed on Form 10-Q and 8-K.

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

         The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk or loss events occur. The analysis of the allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since our analysis of risk and loss potential is updated regularly, the errors that might otherwise occur are mitigated. If the allowance for loan and lease losses falls below that deemed adequate (by reason of loan and lease growth, actual losses, the effect of changes in risk ratings, or some combination of these factors), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short term. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses Activity" discussion later in this Item 2.

Stock-Based Compensation

         The Company previously accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because the Company's 2000 Stock Option Plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense was recognized in the financial statements unless the options were modified after the grant date.

         On January 1, 2006, the Company began to apply SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (net of estimated forfeitures) for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for all grants of stock options after January 1, 2006. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and forfeiture rates and the risk-free interest rate.

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business combination may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company performed an evaluation of the goodwill, recorded as a result of the Bank of Amador acquisition, during the fourth quarter of 2005 and determined that there was no impairment. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 231-6700. The Company employed an equivalent of 123 full-time employees as of June 30, 2006.

         The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank, and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

         American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates: (1) five full service offices and one convenience office in Sacramento and Placer Counties including the head office located at 1545 River Park Drive, Suite 107, Sacramento, and branch offices located at 520 Capitol Mall, Suite 100, Sacramento, 9750 Business Park Drive, Sacramento, 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville, and the convenience office (limited service office) located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, and (2) three full service offices in Sonoma County located at 412 Center Street, Healdsburg, 8733 Lakewood Drive, Windsor, and 50 Santa Rosa Avenue, Suite 100, Santa Rosa, operated under the name "North Coast Bank, a division of American River Bank." North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. In 2000, North Coast Bank was acquired by the Company as a separate bank subsidiary. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank.

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

         The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol "AMRB."

Overview

         The Company recorded net income of $2,137,000 for the quarter ended June 30, 2006, which was $53,000 below the $2,190,000 reported for the same period of 2005. Diluted earnings per share for the second quarters of 2006 and 2005 remained the same at $0.38. The return on average equity (ROAE) and the return on average assets (ROAA) for the second quarter of 2006 were 13.53% and 1.41%, respectively, as compared to 14.68% and 1.50%, respectively, for the same period in 2005.

         Net income for the six months ended June 30, 2006 and 2005 was $4,380,000 and $4,241,000, respectively, with diluted earnings per share of $.77 and $.74, respectively. For the first six months of 2006, ROAE was 13.97% and ROAA was 1.45% as compared to 14.38% and 1.47% for the same period in 2005.

         Total assets of the Company decreased by $301,000 (less than 0.1%) from $612,763,000 at December 31, 2005 to $612,462,000 at June 30, 2006. Net loans totaled $392,175,000 at June 30, 2006, up $26,604,000 (7.3%) from the
$365,571,000 at December 31, 2005. Deposit balances at June 30, 2006 totaled $480,610,000, down $20,096,000 (4.0%) from $500,706,000 at December 31, 2005.

         The Company ended the second quarter of 2006 with a Tier 1 capital ratio of 10.2% and a total risk-based capital ratio of 11.5% versus 10.6% and 11.9%, respectively, at December 31, 2005.

         Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income
----------------------------------------------------------------------------------------------------
                                              For the three                  For the six
                                               months ended                  months ended
                                                  June 30,                      June 30,
                                          -------------------------     -------------------------

(In thousands, except percentages)           2006           2005           2006           2005
                                          ----------     ----------     ----------     ----------
Net interest income*                      $    6,775     $    6,512     $   13,650     $   12,897
Provision for loan and lease losses             (156)           (55)          (240)          (272)
Noninterest income                               597            584          1,231          1,165
Noninterest expense                           (3,622)        (3,403)        (7,260)        (6,731)
Provision for income taxes                    (1,381)        (1,375)        (2,842)        (2,675)
Tax equivalent adjustment                        (76)           (73)          (159)          (143)
                                          ----------     ----------     ----------     ----------

Net income                                $    2,137     $    2,190     $    4,380     $    4,241
                                          ==========     ==========     ==========     ==========

----------------------------------------------------------------------------------------------------
Average total assets                      $  608,353     $  583,794     $  608,450     $  582,057
Net income (annualized) as a percentage
  of average total assets                       1.41%          1.50%          1.45%          1.47%

----------------------------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 4.95% for the three months ended June 30, 2006, 4.98% for the three months ended June 30, 2005, 5.03% for the six months ended June 30, 2006 and 4.97% for the six months ended June 30, 2005.

         The fully taxable equivalent interest income component for the second quarter of 2006 increased $1,455,000 (18.0%) to $9,539,000 compared to
$8,084,000 for the three months ended June 30, 2005. Total fully taxable equivalent interest income for the six months ended June 30, 2006 increased $2,911,000 (18.4%) to $18,739,000 compared to $15,828,000 for the six months ended June 30, 2005. The increase in the fully taxable equivalent interest income for the second quarter of 2006 compared to the same period in 2005 is broken down by rate (up $983,000) and volume (up $472,000). The rate increase can be attributed to increases implemented by the Company during 2004 and 2005 and continuing through the second quarter of 2006 in response to the Federal Reserve Board (the "FRB") increases in the Federal funds and Discount rates. Increases by the FRB have resulted in seventeen 25 basis point increases since June 2004. The overall increasing interest rate environment since June 2004 has resulted in an 80 basis point increase in the yield on average earning assets from 6.17% for the second quarter of 2005 to 6.97% for the second quarter of 2006. The volume increase was the result of a 4.5% increase in average earning assets. Average loan balances were up $27,235,000 (7.6%) in 2006 over the balances in 2005, while average investment securities balances were up $1,249,000 (0.8%). The increase in average loans is the result of concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market.

         The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2006 over the same period in 2005 resulted from increases in volume (up $802,000) and increases in rate (up $2,109,000). Average earning assets increased $23,300,000 (4.5%) during the first six months of 2006 as compared to the same period in 2005. Average loan balances increased $20,077,000 (5.6%) during that same period and average investments securities balances increased $6,659,000 (4.2%).

         Interest expense was $1,192,000 (75.8%) higher in the second quarter of 2006 versus the prior year period. The average balances on interest bearing liabilities were $17,078,000 (4.6%) higher in the second quarter of 2006 versus the same quarter in 2005. The higher balances accounted for a $246,000 increase in interest expense. The higher average balances in interest bearing liabilities was created by internal growth in the Company's time deposits and an increase in other borrowings. Increased rates accounted for an additional $946,000 in interest expense for the three-month period. Rates paid on interest bearing liabilities increased 116 basis points on a quarter-over-quarter basis from 1.72% to 2.88%. The increase in rates is a direct result of the higher overall rate environment as well as an increase in higher cost, other borrowings. The increase in the other borrowings is primarily the result of a drop in deposits. The drop in deposits was related to a decrease in bankruptcy trustee related money market accounts. As a result of a change in the California bankruptcy laws, the Company has seen very little activity from its bankruptcy trustees account relationships in the first half of 2006. The bankruptcy cases are being resolved and the funds are being paid out and very little new cases are being opened. The decreasing deposits were replaced with funds from other borrowing sources.

         Interest expense was $2,158,000 (73.6%) higher in the six-month period ended June 30, 2006 versus the prior year period. The average balances on interest bearing liabilities were $17,616,000 (4.8%) higher in the six-month period ended June 30, 2006 versus the same period in 2005. The higher balances accounted for a $398,000 increase in interest expense. Increased rates accounted for an additional $1,760,000 in interest expense for the six-month period. Rates paid on interest bearing liabilities increased 106 basis points on a year-over-year basis from 1.61% to 2.67%.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
---------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                          2006                                   2005
                                     -----------------------------------    -----------------------------------

(Taxable Equivalent Basis)              Avg                      Avg           Avg                      Avg
(Dollars in thousands)                Balance     Interest     Yield (4)     Balance     Interest     Yield (4)
                                     ---------    ---------    ---------    ---------    ---------    ---------
Assets
Earning assets:
  Loans (1)                          $ 384,716    $   7,749         8.08%   $ 357,481    $   6,450         7.24%
  Taxable investment
     Securities                        131,219        1,395         4.26%     132,165        1,255         3.81%
  Tax-exempt investment
     securities (2)                     27,187          324         4.78%      24,982          294         4.67%
  Corporate stock (2)                      551           12         8.74%         561           11         7.15%
  Federal funds sold                       103            1         3.89%       3,847           29         3.02%
  Investments in time deposits           4,944           58         4.71%       6,037           45         2.99%
                                     ---------    ---------                 ---------    ---------
Total earning assets                   548,720        9,539         6.97%     525,073        8,084         6.17%
                                                  ---------                              ---------
Cash & due from banks                   30,070                                 28,945
Other assets                            35,411                                 35,529
Allowance for loan & lease losses       (5,848)                                (5,753)
                                     ---------                              ---------
                                     $ 608,353                              $ 583,794
                                     =========                              =========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $ 163,217          741         1.82%   $ 180,586          501         1.11%
  Savings                               33,292           35         0.42%      39,824           38         0.38%
  Time deposits                        126,800        1,251         3.96%     111,567          762         2.74%
                                        61,393          737         4.82%      35,647          271         3.05%
                                     ---------    ---------                 ---------    ---------
Total interest bearing liabilities     384,702        2,764         2.88%     367,624        1,572         1.72%
                                                  ---------                              ---------
Noninterest demand deposits            155,553                                150,733
Other liabilities                        4,763                                  5,608
                                     ---------                              ---------
Total liabilities                      545,018                                523,965
Shareholders' equity                    63,335                                 59,829
                                     ---------                              ---------
                                     $ 608,353                              $ 583,794
                                     =========                              =========
Net interest income & margin (3)                  $   6,775         4.95%                $   6,512         4.97%
                                                  =========    =========                 =========    =========

(1) Loan interest includes loan fees of $194,000 and $294,000 during the three months ending June 30, 2006 and June 30, 2005, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2005 and 35% for 2006.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (91) and annualized to actual days in year (365).

-------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                            2006                                   2005
                                     ----------------------------------    ----------------------------------

(Taxable Equivalent Basis)              Avg                     Avg           Avg                     Avg
(Dollars in thousands)                Balance     Interest    Yield (4)     Balance     Interest    Yield (4)
                                     ---------    ---------   ---------    ---------    ---------   ---------
Assets
Earning assets:
  Loans (1)                          $ 377,676    $  15,087        8.06%   $ 357,599    $  12,652        7.13%
  Taxable investment
     Securities                        136,247        2,863        4.24%     132,850        2,463        3.74%
  Tax-exempt investment
     securities (2)                     27,387          657        4.84%      24,024          580        4.87%
  Corporate stock (2)                      559           22        7.94%         660           21        6.42%
  Federal funds sold                       113            2        3.57%       2,503           35        2.82%
  Investments in time deposits           4,894          108        4.45%       5,940           85        2.89%
                                     ---------    ---------                ---------    ---------
Total earning assets                   546,876       18,739        6.91%     523,576       15,836        6.10%
                                                  ---------                             ---------
Cash & due from banks                   31,479                                28,595
Other assets                            35,876                                35,544
Allowance for loan & lease losses       (5,781)                               (5,658)
                                     ---------                             ---------
                                     $ 608,450                             $ 582,057
                                     =========                             =========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $ 167,836        1,395        1.68%   $ 180,928          950        1.06%
  Savings                               34,578           69        0.40%      39,440           75        0.38%
  Time deposits                        125,542        2,357        3.79%     109,401        1,397        2.58%
  Other borrowings                      56,093        1,268        4.56%      36,664          509        2.80%
                                     ---------    ---------                ---------    ---------
Total interest bearing liabilities     384,049        5,089        2.67%     366,433        2,931        1.61%
                                                  ---------                             ---------
Noninterest demand deposits            155,718                               149,790
Other liabilities                        5,441                                 6,377
                                     ---------                             ---------
Total liabilities                      545,208                               522,600
Shareholders' equity                    63,242                                59,457
                                     ---------                             ---------
                                     $ 608,450                             $ 582,057
                                     =========                             =========
Net interest income & margin (3)                  $  13,650        5.03%                $  12,905        4.97%
                                                  =========   =========                 =========   =========

(1) Loan interest includes loan fees of $495,000 and $554,000 during the six months ending June 30, 2006 and June 30, 2005, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2005 and 35% for 2006.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (181) and annualized to actual days in year (365).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
--------------------------------------------------------------------------------
Three Months Ended June 30, 2006 over 2005 (Dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                    Volume       Rate (4)    Net Change
                                          ----------    ----------   ----------
   Net loans (1)(2)                       $      491    $      808   $    1,299
   Taxable investment securities                  (9)          149          140
   Tax exempt investment securities (3)           26             4           30
   Corporate stock                                --             1            1
   Federal funds sold                            (28)           --          (28)
   Investment in time deposits                    (8)           21           13
                                          ----------    ----------   ----------
     Total                                       472           983        1,455
                                          ----------    ----------   ----------

Interest-bearing liabilities:
   NOW & MMDA deposits                           (48)          288          240
   Savings deposits                               (6)            3           (3)
   Time deposits                                 104           385          489
   Other borrowings                              196           270          466
                                          ----------    ----------   ----------
     Total                                       246           946        1,192
                                          ----------    ----------   ----------
Interest differential                     $      226    $       37   $      263
                                          ==========    ==========   ==========

--------------------------------------------------------------------------------
Six Months Ended June 30, 2006 over 2005 (Dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                    Volume       Rate (4)    Net Change
                                          ----------    ----------   ----------
   Net loans (1)(2)                       $      710    $    1,725   $    2,435
   Taxable investment securities                  63           337          400
   Tax exempt investment securities (3)           80             5           85
   Corporate stock                                (3)            4            1
   Federal funds sold                            (33)           --          (33)
   Investment in time deposits                   (15)           38           23
                                          ----------    ----------   ----------
     Total                                       802         2,109        2,911
                                          ----------    ----------   ----------

Interest-bearing liabilities:
   NOW & MMDA deposits                           (69)          514          445
   Savings deposits                               (9)            3           (6)
   Time deposits                                 206           754          960
   Other borrowings                              270           489          759
                                          ----------    ----------   ----------
     Total                                       398         1,760        2,158
                                          ----------    ----------   ----------
Interest differential                     $      404    $      349   $      753
                                          ==========    ==========   ==========

--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $194,000 and $294,000 during the three months ending June 30, 2006 and June 30, 2005, respectively, and $495,000 and $554,000 during the six months ending June 30, 2006 and June 30, 2005, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2005 and 35% for 2006.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $156,000 for loan and lease losses for the second quarter of 2006 as compared to $55,000 for the second quarter of 2005. Net loan and lease recoveries for the three months ended June 30, 2006 were $1,000 or (less than .01%) (on an annualized basis) of average loans and leases as compared to recoveries of $6,000 or (.01%) (on an annualized basis) of average loans and leases for the three months ended June 30, 2005. For the first six months of 2006, the Company made provisions for loan and lease losses of

$240,000 and net loan and lease recoveries were $5,000 or (less than .01%) (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $272,000 and net loan and lease charge-offs of $31,000 for the first six months of 2005 or .02% (on an annualized basis) of average loans and leases outstanding. For additional information see the Allowance for Loan and Lease Losses Activity later in this section.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (Dollars in thousands):

Table Four:  Components of Noninterest Income
-----------------------------------------------------------------------------------------------
                                                     Three Months                Six Months
                                                         Ended                     Ended
                                                        June 30,                  June 30,
                                                -----------------------   -----------------------
                                                   2006         2005         2006         2005
-------------------------------------------------------------------------------------------------
Service charges on deposit accounts             $      198   $      173   $      407   $      341
Accounts receivable servicing fees                      89           90          193          180
Gain on sale of securities                              --           --           --           43
Merchant fee income                                    126          131          255          237
Income from residential lending                         65           75          130          128
Bank owned life insurance                               46           44           90           89
Other                                                   73           71          156          147
-------------------------------------------------------------------------------------------------
           Total noninterest income             $      597   $      584   $    1,231   $    1,165
-------------------------------------------------------------------------------------------------

         Noninterest income was up $13,000 (2.2%) to $597,000 for the three months ended June 30, 2006 as compared to $584,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, noninterest income was up $66,000 (5.7%) to $1,231,000. The increase is primarily related to increased service charges on deposits accounts (up $66,000 or 19.4%).

Noninterest Expense

         Noninterest expenses increased $219,000 (6.4%) to a total of $3,622,000 in the second quarter of 2006 versus $3,403,000 in the second quarter of 2005. Salary and employee benefits increased $134,000 (7.6%) from $1,754,000 during the second quarter of 2005 to $1,888,000 during the second quarter of 2006 primarily a result of market-condition salary adjustments, additional administrative staff to address the burden of more stringent compliance and regulatory issues, and service personnel to help achieve strategic growth in business banking. In addition, the adoption of FAS 123(R) in January of 2006 resulted in an increase in salaries and benefits of $38,000 during the quarter. See Note 2 to the financial statements for additional information on FAS 123(R). At June 30, 2006, the Company employed 123 persons on a full-time equivalent basis as compared to 120 at June 30, 2005. The employee benefits and taxes component also increased as a result of the increase in employees. On a quarter-over-quarter basis, occupancy increased $52,000 (17.7%) and furniture and equipment decreased $17,000 (7.3%). The increase in occupancy is related to normal rent increases in the Company's leased facilities and costs associated with the Company's new administration office lease, which was occupied in October 2005. The new location contributed $44,000 to the increased occupancy expense. Other expense increased $50,000 (4.5%) to a total of $1,173,000 in the second quarter of 2006 versus the second quarter of 2005. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the 2006 and 2005 second quarters were 48.0% and 46.7%, respectively.

         Noninterest expense for the six-month period ended June 30, 2006 was $7,260,000 versus $6,731,000 for the same period in 2005 for an increase of $529,000 (7.9%). Salaries and benefits increased $374,000 (10.8%) in 2006 as compared to 2005. The increase relates to market-condition salary adjustments, additional administrative staff to address the burden of more stringent compliance and regulatory issues, and service personnel to help achieve strategic growth in business banking and stock option expenses under FAS 123(R) of $59,000. Occupancy increased $103,000 (17.3%) and furniture and equipment decreased $16,000 (3.5%). The increase in occupancy is related to normal rent increases in the Company's leased facilities and costs associated with the Company's new administration office lease, which was occupied in October 2005. The new location contributed $90,000 to the increased occupancy expense. Other expense increased $68,000 (3.1%). The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first six months of 2006 was 47.7% as compared to 46.6% in the same period of 2005.

Provision for Income Taxes

         The effective tax rate for the second quarter and first six months of 2006 was 39.3% and 39.4%, respectively, versus 38.6% and 38.7%, respectively, for the same two periods of 2005. The increase in 2006 is related to the Company's higher taxable income resulting from a move up from the 34% tax tier to the 35% tax tier, for federal income tax purposes.

Balance Sheet Analysis

         The Company's total assets were $612,462,000 at June 30, 2006 as compared to $612,763,000 at December 31, 2005, representing a decrease of less than 0.1%. The average balance of total assets for the six months ended June 30, 2006 was $608,450,000, which represents an increase of $26,393,000 or 4.5% over the balance of $582,057,000 during the six-month period ended June 30, 2005. Total average assets for the second quarter of 2006 were $608,353,000 compared to $583,794,000 during the second quarter of 2005 for an increase of 4.2%.

Investment Securities

         The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company's investment securities held on June 30, 2006 and December 31, 2005.

Table Five: Investment Securities Composition
--------------------------------------------------------------------------------------
(Dollars in thousands)

Available-for-sale (at fair value)                   June 30, 2006   December 31, 2005
--------------------------------------------------------------------------------------
Debt securities:
   U.S. Government agencies                           $     39,443        $     49,119
   Mortgage-backed securities                               34,585              36,326
   Obligations of states and political subdivisions         36,408              37,106
   Corporate debt securities                                 1,002               1,014
   Corporate stock                                             595                 624
--------------------------------------------------------------------------------------
Total available-for-sale investment securities        $    112,033        $    124,189
======================================================================================
Held-to-maturity (at amortized cost)
--------------------------------------------------------------------------------------
Debt securities:
   Mortgage-backed securities                         $     38,751        $     45,012
--------------------------------------------------------------------------------------
Total held-to-maturity investment securities          $     38,781        $     45,012
======================================================================================

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and
(8) consumer loans. At June 30, 2006, these categories accounted for approximately 23%, 41%, 1%, 27%, 1%, 2%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 21%, 42%, 1%, 28%, 1%, 2%, 2% and 3% at December 31, 2005. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating over $135 million in new loans during the first two quarters of 2006; however, loan and lease paydowns and payoffs resulted in net increases in balances for commercial ($13,982,000 or 17.9%), commercial real estate ($7,118,000 or 4.6%), multi-family real estate ($103,000 or 2.7%), real estate construction ($5,277,000 or 5.1%), residential real estate ($2,000 or less than 0.1%), and consumer loans ($938,000 or 7.9%). The Company experienced a decrease in lease financing receivable ($301,000 or 3.8%) and agriculture ($280,000 or 3.4%) as a result of net paydowns. Table Six below summarizes the composition of the loan portfolio as of June 30, 2006 and December 31, 2005.

Table Six: Loan and Lease Portfolio Composition
--------------------------------------------------------------------------------
                                                     June 30,       December 31,
(Dollars in thousands)                                 2006            2005
--------------------------------------------------------------------------------
Commercial                                         $     91,953    $     77,971
Real estate
   Commercial                                           161,618         154,500
   Multi-family                                           3,870           3,767
   Construction                                         108,325         103,048
   Residential                                            4,682           4,680
Lease financing receivable                                7,666           7,967
Agriculture                                               7,849           8,129
Consumer                                                 12,838          11,900
--------------------------------------------------------------------------------
Total loans and leases                                  398,801         371,962
Deferred loan and lease fees, net                          (702)           (712)
Allowance for loan and lease losses                      (5,924)         (5,679)
--------------------------------------------------------------------------------
Total net loans and leases                         $    392,175    $    365,571
================================================================================

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

         Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank's business is concentrated: (1) in the Sacramento Metropolitan Statistical Area, (2) in Sonoma County, through North Coast Bank, a division of American River Bank, whose business is focused on businesses within the three communities in which it has offices (Santa Rosa, Windsor, and Healdsburg), and (3) in Amador County, through Bank of Amador, a division of American River Bank, whose business is focused on businesses and consumers within the three communities in which it has offices (Jackson, Pioneer, and Ione). American River Bank also has a diversified residential construction loan business in numerous Northern California counties. The Sacramento Metropolitan Statistical Area is a diversified economy, but with a large State of California government presence and employment base, the economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 69.8% of the Company's loan and lease portfolio at June 30, 2006, down from 71.5% at December 31, 2005. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         At June 30, 2006, non-performing loans and leases were 0.07% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled $261,000 at June 30, 2006 and $91,000 at December 31, 2005. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2006 or December 31, 2005. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms or that would result in a material loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2006 and December 31, 2005.

Table Seven:  Non-Performing Loans
-------------------------------------------------------------------------------
(Dollars in thousands)                                June 30,     December 31,
                                                        2006           2005
-------------------------------------------------------------------------------
Past Due 90 days or more and still accruing
   Commercial                                       $        135   $         24
   Real estate                                                --             --
   Lease financing receivable                                 --             --
   Consumer and other                                         --             --
-------------------------------------------------------------------------------
Nonaccrual
   Commercial                                                 --             --
   Real estate                                                13             15
   Lease financing receivable                                113             52
   Consumer and other                                         --             --
-------------------------------------------------------------------------------
Total non-performing loans                          $        261   $         91
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

         The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management's judgment after consideration of numerous factors including but not limited to: (1) local and regional economic conditions, (2) borrowers' financial condition, (3) loan impairment and the related level of expected charge-offs, (4) evaluation of industry trends, (5) industry and other concentrations, (6) loans and leases which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (7) continuing evaluations of the performing loan portfolio, (8) ongoing review and evaluation of problem loans identified as having loss potential, (9) quarterly review by the Board of Directors, and (10) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

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

           The allowance for loan and lease losses totaled $5,924,000 or 1.49% of total loans and leases at June 30, 2006 and $5,679,000 or 1.53% of total loans and leases at December 31, 2005. Table Eight below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Eight: Allowance for Loan and Lease Losses
----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                          Three Months                   Six Months
                                                                   Ended                         Ended
                                                                  June 30,                      June 30,
                                                         -------------------------     -------------------------
                                                             2006           2005           2006           2005
----------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                     $  384,716     $  357,481     $  377,676     $  357,599
----------------------------------------------------------------------------------------------------------------

Allowance for possible loan and lease losses at
beginning of period                                      $    5,767     $    5,567     $    5,679     $    5,496

Loans and leases charged off:
   Commercial                                                    --            (49)            --            (49)
   Real estate                                                   --             --             --             --
   Lease financing receivable                                   (14)            (4)           (14)           (42)
   Consumer                                                      --             --             --             --
----------------------------------------------------------------------------------------------------------------
Total                                                           (14)           (53)           (14)           (91)
----------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously Charged off:
   Commercial                                                     6              6              6              6
   Real estate                                                   --             --             --             --
   Lease financing receivable                                    --             53              4             53
   Consumer                                                       9             --              9              1
----------------------------------------------------------------------------------------------------------------
Total                                                            15             59             19             60
----------------------------------------------------------------------------------------------------------------
Net loans recovered (charged off)                                 1              6              5            (31)
Additions to allowance charged
  to operating expenses                                         156             55            240            272
----------------------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                                $    5,924     $    5,737     $    5,924     $    5,737
----------------------------------------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs to average
  Loans and leases outstanding (annualized)                     .00%          (.01%)          .00%           .02%
Provision of allowance for possible
  loan and lease losses to average loans                        .16%           .06%           .13%           .15%
  and leases outstanding (annualized)
Allowance for possible loan and lease losses to
  loans and leases net of deferred fees at end of
  period                                                       1.49%          1.63%          1.49%          1.63%

Other Real Estate

         At June 30, 2006 and December 31, 2005, the Company did not have any other real estate ("ORE") properties.

Deposits

         At June 30, 2006, total deposits were $480,610,000 representing a decrease of $20,096,000 (4.0%) from the December 31, 2005 balance of $500,706,000. Noninterest-bearing deposits decreased $9,115,000 (5.5%) while interest-bearing deposits decreased $10,981,000 (3.3%).

Other Borrowed Funds

         Other borrowings outstanding as of June 30, 2006 and December 31, 2005, consist of advances (both long-term and short-term) from the FHLB. Table Nine below summarizes these borrowings:

Table Nine: Other Borrowed Funds

------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                   June 30, 2006            December 31, 2005
                                              ------------------------   -----------------------

                                                 Amount         Rate        Amount         Rate
                                              --------------------------------------------------
          Short-Term borrowings:

             FHLB advances                    $   56,840         4.99%   $   39,386         3.73%
             Advances from correspondent
                 banks                                --           --            --           --
                                              --------------------------------------------------

         Total Short-Term borrowings          $   56,840         4.99%   $   39,386         3.73%
                                              --------------------------------------------------

          Long-Term Borrowings:

             FHLB advances                    $    8,238         5.14%   $    4,270         4.10%
                                              --------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during the first two quarters of 2006 and 2005 was $64,489,000 and $32,857,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (Dollars in thousands):


                                           Short Term         Long Term

                    Amount                 $   56,840         $    8,238
                    Maturity              2006 to 2007       2007 to 2008
                    Average rates              4.99%              5.14%

         The Company has also been issued a total of $3,500,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2006 or 2005 and management does not expect to draw upon these lines in the future. See Liquidity section that follows for additional information on FHLB borrowings.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, American River Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At June 30, 2006, shareholders' equity was $62,473,000, representing a decrease of $273,000 (0.4%) from $62,746,000 at December 31, 2005. The ratio of total risk-based capital to risk adjusted assets was 11.5% at June 30, 2006 compared to 11.9% at December 31, 2005. Tier 1 risk-based capital to risk-adjusted assets was 10.2% at June 30, 2006 and 10.6% at December 31, 2005.

         Table Ten below lists the Company's actual capital ratios at June 30, 2006 and December 31, 2005 as well as the minimum capital ratios for capital adequacy.

Table Ten:  Capital Ratios
------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets        At June 30,     At December 31,       Minimum Regulatory
                                          2006               2005           Capital Requirements
------------------------------------------------------------------------------------------------
Leverage ratio                             7.8%               7.7%                   4.00%

Tier 1 Risk-Based Capital                 10.2%              10.6%                   4.00%

Total Risk-Based Capital                  11.5%              11.9%                   8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all their capital adequacy requirements as of June 30, 2006 and December 31, 2005.

         The Company, through a Board of Director's authorized plan, may repurchase, as conditions warrant, up to 5% annually of the Company's common stock. Repurchases are generally made in the open market at market prices. (See
Part II, Item 2, for additional disclosure).

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2006 and 2005.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2006 and December 31, 2005 were approximately $116,567,000 and $6,979,000 and $137,802,000 and $3,393,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. On June 30, 2006, consolidated liquid assets totaled $77.5 million or 12.7% of total assets compared to $99.2 million or 16.2% of total assets on December 31, 2005. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $48,000,000 with correspondent banks. At June 30, 2006, the Company had $48,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At June 30, 2006, American River Bank could have arranged for up to $136,289,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2006, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $68,578,000, leaving $67,711,000 available under these secured borrowing arrangements.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2006 and December 31, 2005, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $123,546,000 and $141,195,000 at June 30, 2006 and December 31, 2005, respectively. As a percentage of net loans and leases these off-balance sheet items represent 31.0% and 38.6%, respectively.

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

         Website Access. American River Bankshares maintains a website where certain information about the Company is posted. Through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form

8-K, and amendments thereto, as well as Section 16 Reports and amendments thereto, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). These reports are free of charge and can be accessed through the address www.amrb.com by clicking on the SEC Filings link located at that address. Once you have selected the SEC Filings link you will have the option to access the Section 16 Reports or the above referenced reports filed by the Company by selecting the appropriate link.

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

     Table Eleven: Interest Rate Risk Simulation of Net Interest as of June 30, 2006 and December 31, 2005
    ------------------------------------------------------------------------------------------------------
    (In thousands)                                               $ Change in NII        $ Change in NII
                                                                   from Current          from Current
                                                                 12 Month Horizon      12 Month Horizon
                                                                  June 30, 2006        December 31, 2005
                                                                  -------------        -----------------
             Variation from a constant rate scenario
                 +200bp                                            $  521                   $    774
                 -200bp                                            $ (683)                  $ (1,250)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

      During the quarter ended June 30, 2006, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Item 1A.  Risk Factors.

         There have been no material changes in the risk factors previously disclosed in the Company's Form 10-K for the period ended December 31, 2005, filed with the Securities and Exchange Commission on March 9, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

----------------------------------------------------------------------------------------------------------------------------
          Period                  (a)                  (b)                   (c)                          (d)
                              Total Number        Average Price      Total Number of Shares   Maximum Number (or Approximate
                             of Shares (or       Paid Per Share    (or Units) Purchased as     Dollar Value) of Shares (or
                                 Units)            (or Unit)           Part of Publicly          Units) That May Yet Be
                               Purchased                              Announced Plans or      Purchased Under the Plans or
                                                                          Programs                     Programs
----------------------------------------------------------------------------------------------------------------------------
         Month #1
   April 1 through April          None                  N/A                 None                        269,283
         30, 2006
         Month #2
     May 1 through May           64,200               27.20                64,200                       205,083
         31, 2006
         Month #3
    June 1 through June          25,000               27.19                25,000                       180,083
         30, 2006
----------------------------------------------------------------------------------------------------------------------------
          Total                  89,200            $  27.20                89,200
----------------------------------------------------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The following are the voting results of the registrant's annual meeting of the shareholders held on May 18, 2006:

         PROPOSAL NO. 1: Election of Directors

         The following Directors were elected to serve for a two-year term until the 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified with the following vote tabulation:

         Charles D. Fite:      FOR  4,119,004    AGAINST  0     ABSTAIN   42,677

         David T. Taber:       FOR  4,149,849    AGAINST  0     ABSTAIN   11,832

         Stephen H. Waks:      FOR  4,070,163    AGAINST  0     ABSTAIN   91,518

         Michael A. Ziegler:   FOR  4,144,462    AGAINST  0     ABSTAIN   17,219

         PROPOSAL NO. 2: To ratify the appointment of Perry-Smith LLP as independent public accountants for the Company.

         The proposal was ratified with the following vote tabulation:

         FOR:               4,139,615
         AGAINST:                 966
         ABSTAINED:            21,100


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

           (3.2)      Bylaws, as amended, incorporated by reference from Exhibit
                      3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Commission on May 9, 2006.

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

         *(10.6) Form of Nonqualified Stock Option Agreement under the 1995 Stock Option Plan. **

         *(10.7) Form of Incentive Stock Option Agreement under the 1995 Stock Option Plan. **

         *(10.8) Registrant's Stock Option Gross-Up Plan and Agreement, as amended, dated May 20, 1998. **

         *(10.9) Registrant's Deferred Compensation Plan, incorporated by reference from Exhibit 99.2 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

        *(10.10) Registrant's Deferred Fee Plan, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

        *(10.11) American River Bank Employee Severance Policy dated March 18, 1998. **

         (10.12) Lease agreement and addendum between North Coast Bank, N.A. and Rosario LLC, each dated September 1, 1998, related to 50 Santa Rosa Avenue, Santa Rosa, California. **

         (10.13) Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

        *(10.14) Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit
                      99.3 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

         (10.15) Lease agreement between R & R Partners, a California General Partnership and North Coast Bank, N.A., dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 10.32 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003.

        *(10.16) Salary Continuation Agreement, as amended on June 2, 2006, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.9 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

        *(10.17) Salary Continuation Agreement, as amended on June 2, 2006, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.7 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

        *(10.18) Salary Continuation Agreement, as amended on June 2, 2006, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.8 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

        *(10.19) Registrant's 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

         (10.20) First Amendment dated April 21, 2004, to the lease agreement between American River Bank and 520 Capitol Mall, Inc. dated August 19, 2003, related to 520 Capitol Mall, Suite 100 Sacramento, California, incorporated by reference from Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

        *(10.21) Registrant's 401(k) Plan dated September 20, 2004, incorporated by reference from Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 12, 2004.

         (10.22) Agreement between Bank of Amador and the United States Postal Service, dated April 24, 2001, related to 424 Sutter Street, Jackson, California. ***

         (10.23) Ground lease agreement between Bank of Amador and the James B. Newman and Helen M. Newman, dated June 1, 1992, related to 26675 Tiger Creek Road, Pioneer, California.***

        *(10.24) Salary Continuation Agreement, as amended on June 2, 2006, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.5 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

        *(10.25) Director Retirement Agreement, as amended on June 2, 2006, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from
                      Exhibit 99.6 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

        *(10.26) Employment Agreement dated June 2, 2006 between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.4 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

         (10.27) Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 22, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on April 27, 2005.

         (10.28) Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 18, 2005.

         (10.29) Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated September 8, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on September 9, 2005.

        *(10.30) American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 27, 2005 and First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 17, 2006.

         (10.31)      First Amendment to Commercial Lease Agreement between R. &
                      R. Partners, and North Coast Bank, a division of American River Bank, dated January 2, 2006, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on January 3, 2006.

         (10.32) First Amendment to Commercial Lease Agreement between the United States Postal Service and Bank of Amador, a division of American River Bank, dated June 5, 2006, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on June 6, 2006.

        *(10.33)      American River Bankshares Director Emeritus Program.

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

                                AMERICAN RIVER BANKSHARES




August 7, 2006                  By: /s/ DAVID T. TABER
--------------                      --------------------------------------------
                                    David T. Taber
                                    President
                                    Chief Executive Officer


                                AMERICAN RIVER BANKSHARES



August 7, 2006                  By: /s/ MITCHELL A. DERENZO
--------------                      --------------------------------------------
                                    Mitchell A. Derenzo
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit Number                    Description                              Page
--------------------------------------------------------------------------------


   10.34          American River Bankshares Director Emeritus
                  Program                                                   38

   31.1           Certifications of Chief Executive Officer pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.         39

   31.2           Certifications of Chief Financial Officer pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.         40

   32.1           Certification of American River Bankshares by its
                  Chief Executive Officer and Chief Financial Officer
                  pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002.                                                  41