Form 10-Q
period 2006-09-30
AMERICAN RIVER BANKSHARES
filed 2006-11-07
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended        September 30, 2006
                                      ------------------

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 5,399,500 shares outstanding at November 6, 2006.

                                  Page 1 of 41
                 The Index to the Exhibits is located at Page 38

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.


                           AMERICAN RIVER BANKSHARES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in thousands)

                                                                            September 30,   December 31,
                                                                                2006            2005
                                                                            ------------    ------------
ASSETS
Cash and due from banks                                                     $     29,076    $     34,825
Federal funds sold                                                                    --           1,250
                                                                            ------------    ------------
        Total cash and cash equivalents                                           29,076          36,075

Interest-bearing deposits in banks                                                 4,951           4,844
Investment securities:
     Available-for-sale, (amortized cost: 2006--$110,492; 2005--$125,468)        109,579         124,189
     Held-to-maturity (market value: 2006--$36,104; 2005--$44,658)                36,502          45,012
Loans and leases, less allowance for loan and lease losses of
     $5,871 at September 30, 2006 and $5,679 at December 31, 2005                374,396         365,571
Premises and equipment, net                                                        1,905           2,090
Federal Home Loan Bank stock                                                       3,695           2,608
Accounts receivable servicing receivables, net                                     2,611           2,000
Goodwill and other intangible assets                                              17,903          18,152
Accrued interest receivable and other assets                                      11,481          12,222
                                                                            ------------    ------------
                                                                            $    592,099    $    612,763
                                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                                    $    154,549    $    164,397
     Interest bearing                                                            338,895         336,309
                                                                            ------------    ------------
             Total deposits                                                      493,444         500,706

Short-term borrowed funds                                                         25,566          39,386
Long-term debt                                                                     6,722           4,270
Accrued interest payable and other liabilities                                     4,747           5,655
                                                                            ------------    ------------

             Total liabilities                                                   530,479         550,017
                                                                            ------------    ------------

Commitments and contingencies (Note 3)
Shareholders' equity:
      Common stock - no par value; 20,000,000 shares
         authorized; issued and outstanding - 5,407,500 shares
         at September 30, 2006 and 5,604,479 shares at December 31, 2005          41,959          47,474
      Retained earnings                                                           20,200          16,029
      Accumulated other comprehensive loss, net of taxes (Note 5)                   (539)           (757)
                                                                            ------------    ------------

            Total shareholders' equity                                            61,620          62,746
                                                                            ------------    ------------
                                                                            $    592,099    $    612,763
                                                                            ============    ============

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME


(In thousands, except per share data)
For the periods ended September 30,                              Three months                  Nine months
                                                          ---------------------------   ---------------------------
                                                              2006           2005           2006           2005
                                                          ------------   ------------   ------------   ------------
Interest income:
    Interest and fees on loans                            $      8,083   $      6,719   $     23,170   $     19,371
    Interest on Federal funds sold                                   4             42              6             77
    Interest on deposits in banks                                   66             55            174            140
    Interest and dividends on investment securities:
        Taxable                                                  1,326          1,493          4,189          3,956
        Exempt from Federal income taxes                           250            245            752            678
        Dividends                                                    8              8             26             25
                                                          ------------   ------------   ------------   ------------
              Total interest income                              9,737          8,562         28,317         24,247
                                                          ------------   ------------   ------------   ------------
Interest expense:
    Interest on deposits                                         2,325          1,553          6,146          3,975
    Interest on short-term borrowings                              514            171          1,586            500
    Interest on long-term debt                                     100             85            296            265
                                                          ------------   ------------   ------------   ------------
               Total interest expense                            2,939          1,809          8,028          4,740
                                                          ------------   ------------   ------------   ------------

               Net interest income                               6,798          6,753         20,289         19,507

Provision for loan and lease losses                                 30             --            270            272
                                                          ------------   ------------   ------------   ------------
                Net interest income after provision for
                loan and lease losses                            6,768          6,753         20,019         19,235
                                                          ------------   ------------   ------------   ------------

Noninterest income                                                 605            594          1,836          1,759
                                                          ------------   ------------   ------------   ------------

Noninterest expense:
    Salaries and employee benefits                               1,927          1,789          5,780          5,268
    Occupancy                                                      345            300          1,042            894
    Furniture and equipment                                        185            228            629            688
    Other expense                                                1,145          1,147          3,411          3,345
                                                          ------------   ------------   ------------   ------------
                Total noninterest expense                        3,602          3,464         10,862         10,195
                                                          ------------   ------------   ------------   ------------

                 Income before income taxes                      3,771          3,883         10,993         10,799

Income taxes                                                     1,496          1,507          4,338          4,182
                                                          ------------   ------------   ------------   ------------

                 Net income                               $      2,275   $      2,376   $      6,655   $      6,617
                                                          ============   ============   ============   ============

Basic earnings per share (Note 4)                         $       0.41   $       0.42   $       1.19   $       1.18
                                                          ============   ============   ============   ============
Diluted earnings per share (Note 4)                       $       0.41   $       0.41   $       1.17   $       1.15
                                                          ============   ============   ============   ============

Cash dividends per share                                  $       0.15   $       0.14   $       0.45   $       0.39
                                                          ============   ============   ============   ============

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except number of shares) (Unaudited)

                                                                                          Accumulated
                                                   Common Stock                             Other
                                            ---------------------------     Retained     Comprehensive  Shareholders'  Comprehensive
                                               Shares         Amount        Earnings     Income (Loss)     Equity         Income
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 2005                       5,314,732   $     42,557   $     15,878   $        555   $     58,990

Comprehensive income (Note 5):
   Net income                                                                    9,184                         9,184   $      9,184
   Other comprehensive loss, net of tax:
         Change in unrealized losses on
            available-for-sale
            investment securities                                                              (1,312)        (1,312)        (1,312)
                                                                                                                       ------------

            Total comprehensive income                                                                                 $      7,872
                                                                                                                       ============

Cash dividends ($0.54 per share)                                                (3,012)                       (3,012)
Fractional shares redeemed                            (1)           (32)                                         (32)
5% stock dividend                                266,801          6,021         (6,021)
Stock options exercised                          113,309            945                                          945
Retirement of common stock                       (90,362)        (2,017)                                      (2,017)
                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2005                     5,604,479         47,474         16,029           (757)        62,746

Comprehensive income (Note 5):
   Net income                                                                    6,655                         6,655   $      6,655
   Other comprehensive income, net of tax:
         Change in unrealized losses on
            available-for-sale
            investment securities                                                                 218            218            218
                                                                                                                       ------------

            Total comprehensive income                                                                                 $      6,873
                                                                                                                       ============

Cash dividends ($0.45 per share)                                                (2,484)                       (2,484)
Stock options exercised                           33,162            321                                          321
Stock option compensation                                           159                                          159
Retirement of common stock                      (230,141)        (5,995)                                      (5,995)
                                            ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2006                    5,407,500   $     41,959   $     20,200   $       (539)  $     61,620
                                            ============   ============   ============   ============   ============

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(Dollars in thousands)
For the nine months ended September 30,

                                                                                 2006            2005
                                                                             ------------    ------------
Cash flows from operating activities:
     Net income                                                              $      6,655    $      6,617
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Provision for loan and lease losses                                       270             272
            Decrease in deferred loan origination fees, net                           (25)            (99)
            Depreciation and amortization                                             730             751
            Net amortization of investment security
                 premiums                                                             535             868
            Gain on sale of securities                                                 --             (48)
            Provision for accounts receivable servicing
                 receivable losses                                                      2              45
            Increase in cash surrender value of life insurance                       (137)           (133)
                 polices
            Stock option compensation expense                                         159              --
            Decrease (increase) in accrued interest
                 receivable and other assets                                          731          (1,095)
            Decrease in accrued interest payable
                 and other liabilities                                               (878)        (12,263)
                                                                             ------------    ------------

                       Net cash provided by (used in) operating activities          8,042          (5,085)
                                                                             ------------    ------------

Cash flows from investing activities:
            Proceeds from the sale of available-for-sale
                    investment securities                                           2,477           6,964
            Proceeds from called available-for-sale investment
                    securities                                                        400              --
            Proceeds from matured available-for-sale investment
                    securities                                                     13,000          15,760
            Purchases of available-for-sale investment securities                  (3,066)        (37,231)
            Purchases of held-to-maturity investment securities                        --         (14,944)
            Proceeds from principal repayments for available-
                    for-sale mortgage-related securities                            1,781           2,660
            Proceeds from principal repayments for held-to-
                    maturity mortgage-related securities                            8,358           8,617
            Net (increase) decrease in interest-bearing deposits in banks            (107)            600
            Net increase in loans                                                  (9,069)         (5,952)
            Net increase in accounts receivable
                    servicing receivables                                            (613)           (122)
            Proceeds from the sale of equipment                                        --              --
            Purchases of equipment                                                   (297)           (602)
            Net increase in FHLB stock                                             (1,087)           (421)
                                                                             ------------    ------------

                      Net cash provided in (used in) investing activities          11,777         (24,671)
                                                                             ------------    ------------


     Cash flows from financing activities:
            Net (decrease) increase in demand, interest-bearing
                and savings deposits                                         $    (22,640)   $     31,735
            Net increase in time deposits                                          15,378          11,533
            Net increase (decrease) in long-term debt                               2,452          (1,546)
            Net decrease in short-term borrowings                                 (13,820)         (5,597)
            Payment of cash dividends                                              (2,514)         (1,948)
            Cash paid to repurchase common stock                                   (5,995)         (1,148)
            Cash paid for fractional shares                                            --             (16)
            Exercise of stock options                                                 321             943
                                                                             ------------    ------------

                    Net cash (used in) provided by financing
                       activities                                                 (26,818)         33,956
                                                                             ------------    ------------

                  (Decrease) increase in cash and cash
                       equivalents                                                 (6,999)          4,200

Cash and cash equivalents at beginning of year                                     36,075          35,115
                                                                             ------------    ------------

Cash and cash equivalents at end of period                                   $     29,076    $     39,315
                                                                             ============    ============

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

1.  CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at September 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 annual report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2006 may not necessarily be indicative of the operating results for the full year.

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

Adoption of FAS 123(R)

Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation cost was recognized for options granted for the three-month and nine-month periods ended September 30, 2005 in the Statement of Income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated and there was no one-time effect resulting from the adoption of FASB Statement No. 123(R). Compensation expense is recognized over the vesting period on a straight line accounting basis.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for the three-month and nine-month periods ended September 30, 2006, was $62,000 and $51,000 and $159,000 and $132,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share and basic earnings per share for the three-month and nine-month periods ended September 30, 2006 would have increased $0.01 and $0.03, respectively, had the Company continued to account for share-based compensation under APB Opinion No. 25.

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three-month and nine-month periods ended September 30, 2005. Pro forma adjustments to the Company's consolidated net income and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

                                                        Three Months Ended    Nine Months Ended
                                                        September 30, 2005    September 30, 2005
                                                        ------------------    ------------------
(Dollars in thousands, except per share data)
Net income, as reported                                 $            2,376    $            6,617
Deduct:  Total stock-based compensation expense
         determined under the fair value based method
         for all awards, net of related tax effects                    (21)                  (58)
                                                        ------------------    ------------------
Pro forma net income                                    $            2,355    $            6,559
                                                        ==================    ==================

Basic earnings per share - as reported                  $             0.42    $             1.18
Basic earnings per share - pro forma                    $             0.42    $             1.17

Diluted earnings per share - as reported                $             0.41    $             1.15
Diluted earnings per share - pro forma                  $             0.41    $             1.15

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton based option valuation model that uses the assumptions noted in the following table. Because Black-Scholes-Merton based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                                               Nine Months Ended September 30,
                                                              --------------------------------
                                                                  2006                2005
                                                              ------------        ------------
     Dividend yield                                                2.16%           2.27%-2.71%
     Expected volatility                                          29.6%            30.3-34.1%
     Risk-free interest rate                                       4.68%           2.71%-3.96%
     Weighted average expected option life                       7 years             7 years
     Weighted average fair value of options granted
       during the period                                          $8.76            $6.20-6.48

Options granted during the three-month period ended September 30, 2005:

Dividend yield                                                         2.71%
Expected life                                                          7 years
Expected volatility                                                    30.3%
Risk-free rate                                                         4.08%
Weighted average fair value of options granted during the period       $6.51

There were no options granted during the third quarter of 2006.

A summary of option activity under the stock option plans as of September 30, 2006 and changes during the period then ended is presented below:

                                                                               Weighted
                                                              Weighted          Average        Aggregate
                                                               Average         Remaining       Intrinsic
                                                              Exercise        Contractual        Value
                Options                        Shares           Price            Term            ($000)
                -------                      -----------     ------------    -------------    -----------
       Outstanding at January 1, 2006            289,393           $13.22        5.6 years         $3,409
                 Granted                          64,699           $27.80        9.4 years           (181)
                 Exercised                       (33,162)          $ 6.21               --             --
                 Cancelled                          (386)          $19.44               --             --
                                             -----------
     Outstanding at September 30, 2006           320,544           $16.88        6.3 years         $2,603
                                             ===========                     =============    ===========
     Exercisable at September 30, 2006           157,344           $ 9.94        4.0 years         $2,369
                                             ===========                     =============    ===========

The intrinsic value was derived from the market price of the Company's common stock of $25.00 as of September 30, 2006. The total intrinsic value of options exercised during the three-month and nine-month periods ended September 30, 2006 was $22,000 and $631,000, respectively. The total intrinsic value of options exercised during the three-month and nine-month periods ended September 30, 2005 was $539,000 and $2,600,000, respectively.

At September 30, 2006, the total compensation cost related to nonvested awards not yet recorded is expected to be $889,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 2.5 years.

3.  COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $126,107,000 and letters of credit of approximately $5,331,000 at September 30, 2006. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2006 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not material at September 30, 2006 or September 30, 2005.

4.  EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,507,202 and 5,569,109 shares for the three-month and nine-month periods ended September 30, 2006, and 5,634,929 and 5,619,448 shares for the three-month and nine-month periods ended September 30, 2005). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (102,637 and 108,691 shares for the three-month and nine-month periods ended September 30, 2006 and 105,941 and 121,903 shares for the three-month and nine-month periods ended September 30, 2005). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.


5.  COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $888,000 and $218,000, respectively, for the three-month and nine-month periods ended September 30, 2006 and $(667,000) and $(1,003,000), respectively, for the three-month and nine month periods ended September 30, 2005. Comprehensive income was $3,163,000 and $6,873,000, respectively, for the three-month and nine-month periods ended September 30, 2006 and $1,709,000 and $5,614,000, respectively, for the three-month and nine-month periods ended September 30, 2005. Reclassification adjustments resulting from gain or loss on sale of investment securities were not material for all periods presented.

6.  BORROWING ARRANGEMENTS

The Company has a total of $53,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2006 or December 31, 2005.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances totaling $32,288,000 were outstanding from the FHLB at September 30, 2006, bearing interest rates ranging from 2.66% to 6.13% and maturing between October 2, 2006 and April 7, 2008. Advances totaling $43,656,000 were outstanding from the FHLB at December 31, 2005, bearing interest rates ranging from 2.10% to 6.13% and maturing between January 3, 2006 and December 21, 2007. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2006 and December 31, 2005 totaled $104,592,000 and $3,539,000, respectively.

7.  INVESTMENT SECURITIES

Investment securities with unrealized losses at September 30, 2006 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

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
   --------------------------------------------------------------------------------------------------------------------------------
   Available-for-Sale:
   --------------------------------------------------------------------------------------------------------------------------------
        U.S. Treasury securities and agencies      $    2,438    $      (63)   $   33,785    $     (439)   $   36,223    $     (502)
   --------------------------------------------------------------------------------------------------------------------------------
        Mortgage-backed securities                         --            --        32,399          (761)       32,399          (761)
   --------------------------------------------------------------------------------------------------------------------------------
        Obligations of state and political
          subdivisions                                  2,603           (21)       15,106          (203)       17,709          (224)
   --------------------------------------------------------------------------------------------------------------------------------
        Corporate debt securities                          --            --         1,004            (4)        1,004            (4)
   --------------------------------------------------------------------------------------------------------------------------------
        Corporate stock                                    --            --           240           (12)          240           (12)
   --------------------------------------------------------------------------------------------------------------------------------
                                                   $    5,041    $      (84)   $   82,534    $   (1,419)   $   87,575    $   (1,503)
   --------------------------------------------------------------------------------------------------------------------------------

   --------------------------------------------------------------------------------------------------------------------------------
   Held-to-Maturity:
   --------------------------------------------------------------------------------------------------------------------------------
        Mortgage-backed securities                 $    6,294    $      (53)   $   26,602    $     (362)   $   32,896    $     (415)
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

8.  ACCOUNTING PRONOUNCEMENTS

On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("FSP 123R-3"). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, ("SFAS 123R"). Management is currently evaluating the available transition alternatives of FSP 123R-3. Management does not believe the adoption of FSP 123R-3 will have a material impact on the Company's financial position, results of operations or cash flows.

On September 13, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged. Management does not believe the adoption of SAB 108 will have a material impact on the Company's financial position, results of operations or cash flows.

On February 16, 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Instruments." This standard amends the guidance in FASB Statements ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not anticipate that this statement will have a material effect on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140." This standard amends the guidance in SFAS No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The standard requires initial measurement of all newly purchased or issued separately recognized servicing assets and servicing liabilities at fair value, if practicable. Subsequent measurements may be made using either the fair value or amortization method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with early adoption permitted in the quarter-ended March 31, 2006. Management does not anticipate that this statement will have a material effect on the Company's financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. An enterprise shall disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption. Management is in the process of analyzing the implications of FIN 48. Management does not anticipate that this statement will have a material effect on the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts between December 31, 2005 and September 30, 2006 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2006 and 2005. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited.

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

Critical Accounting Policies

General

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss data and the economic environment as factors, among others, in determining the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan and Lease Losses

         The allowance for loan and lease losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," which requires that losses be accrued when it is probable that a loss has occurred at the balance sheet date and such loss can be reasonably estimated; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

         The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk, loss events, or changes in other factors, occur. The analysis of the allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since our analysis of risk and loss potential is updated regularly, the errors that might otherwise occur are mitigated. If the allowance for loan and lease losses falls below that deemed adequate (by reason of loan and lease growth, actual losses, the effect of changes in risk ratings, or some combination of these factors), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short term. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses Activity" discussion later in this Item 2.

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

         On January 1, 2006, the Company began to apply the provisions of SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (net of estimated forfeitures) for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for all grants of stock options after January 1, 2006. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and the risk-free interest rate.

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

General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 231-6700. The Company employed an equivalent of 125 full-time employees as of September 30, 2006.

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

Overview

         The Company recorded net income of $2,275,000 for the quarter ended September 30, 2006, which was $101,000 (4.3%) below the $2,376,000 reported for the same period of 2005. Diluted earnings per share for the third quarters of 2006 and 2005 remained the same at $0.41. The return on average equity (ROAE) and the return on average assets (ROAA) for the third quarter of 2006 were 14.39% and 1.50%, respectively, as compared to 15.32% and 1.54%, respectively, for the same period in 2005.

         Net income for the nine months ended September 30, 2006 and 2005 was $6,655,000 and $6,617,000, respectively, with diluted earnings per share of $1.17 and $1.15, respectively. For the first nine months of 2006, ROAE was 14.11% and ROAA was 1.47% as compared to 14.71% and 1.49% for the same period in 2005.

         Total assets of the Company decreased by $20,664,000 (3.4%) from $612,763,000 at December 31, 2005 to $592,099,000 at September 30, 2006. Net
loans totaled $374,396,000 at September 30, 2006, up $8,825,000 (2.4%) from the
$365,571,000 at December 31, 2005. Deposit balances at September 30, 2006 totaled $493,444,000, down $7,262,000 (1.5%) from $500,706,000 at December 31,
2005.

         The Company ended the third quarter of 2006 with a Tier 1 capital ratio of 10.2% and a total risk-based capital ratio of 11.4% versus 10.6% and 11.8%, respectively, at December 31, 2005.

         Table One below provides a summary of the components of net income for the periods indicated (See the "Results of Operations" section that follows for an explanation of the fluctuations in the individual components):

Table One:  Components of Net Income
-------------------------------------------------------------------------------------------------
                                                For the three                 For the nine
                                                months ended                  months ended
                                                September 30,                 September 30,
                                          -------------------------     -------------------------
(In thousands, except percentages)           2006           2005           2006           2005
                                          ----------     ----------     ----------     ----------
Net interest income*                      $    6,878     $    6,833     $   20,533     $   19,730
Provision for loan and lease losses              (30)            --           (270)          (272)
Noninterest income                               605            594          1,836          1,759
Noninterest expense                           (3,602)        (3,464)       (10,862)       (10,195)
Provision for income taxes                    (1,496)        (1,507)        (4,338)        (4,182)
Tax equivalent adjustment                        (80)           (80)          (244)          (223)
                                          ----------     ----------     ----------     ----------

Net income                                $    2,275     $    2,376     $    6,655     $    6,617
                                          ==========     ==========     ==========     ==========

-------------------------------------------------------------------------------------------------
Average total assets                      $  600,053     $  611,175     $  605,620     $  591,869
Net income (annualized) as a percentage
  of average total assets                       1.50%          1.54%          1.47%          1.49%


-------------------------------------------------------------------------------------------------
* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 5.01% for the three months ended September 30, 2006, 4.92% for the three months ended September 30, 2005, 5.03% for the nine months ended September 30, 2006 and 4.95% for the nine months ended September 30, 2005.

         The fully taxable equivalent interest income component for the third quarter of 2006 increased $1,175,000 (13.6%) to $9,817,000 compared to
$8,642,000 for the three months ended September 30, 2005. The increase in the fully taxable equivalent interest income for the third quarter of 2006 compared to the same period in 2005 is broken down by rate (up $957,000) and volume (up $218,000). The rate increase can be attributed to increases implemented by the Company during 2004 and 2005 and continuing through the third quarter of 2006 in response to the Federal Reserve Board (the "FRB") increases in the Federal funds and Discount rates. Increases by the FRB have resulted in seventeen 25 basis point increases since June 2004. The overall increasing interest rate environment since June 2004 has resulted in an 93 basis point increase in the yield on average earning assets from 6.22% for the third quarter of 2005 to 7.15% for the third quarter of 2006. The volume increase was the result of a shift into higher earning loans out of lower yielding investment securities. Average loan balances were up $30,264,000 (8.5%) in 2006 over the balances in 2005, while average investment securities balances were down $30,986,000 (17.0%). The increase in average loans is the result of concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market.

         Total fully taxable equivalent interest income for the nine months ended September 30, 2006 increased $4,091,000 (16.7%) to $28,561,000 compared to $24,470,000 for the nine months ended September 30, 2005. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2006 over the same period in 2005 resulted from increases in volume (up $1,033,000) and increases in rate (up $3,058,000). Average earning assets increased $13,162,000 (2.5%) during the first nine months of 2006 as compared to the same period in 2005. Average loan balances increased $23,511,000 (6.6%) during that same period and average investments securities balances decreased $6,026,000 (3.6%).

         Interest expense was $1,130,000 (62.5%) higher in the third quarter of 2006 versus the same period in the prior year. The average balances on interest bearing liabilities were $5,775,000 (1.5%) lower in the third quarter of 2006 versus the same quarter in 2005, however, there was a change in the mix that saw the Company's non-time deposit balances drop and saw an increase in time deposits and overnight borrowings. The higher balances in the more expensive time deposits and other borrowings accounted for a $152,000 increase in interest expense. Increased rates accounted for an additional $978,000 in interest expense for the three-month period. Rates paid on interest bearing liabilities increased 122 basis points on a quarter-over-quarter basis from 1.87% to 3.09%. The increase in rates is a direct result of the higher overall rate environment as well as an increase in higher cost other borrowings. The increase in other borrowings is primarily the result of a decline in deposit balance--both interest bearing and noninterest bearing. The decline in deposit balances is partially related to a decrease in bankruptcy trustee related noninterest bearing and money market accounts. As a result of a change in the California bankruptcy laws, the Company has seen very little activity from its bankruptcy trustees account relationships during 2006. The bankruptcy cases are being resolved and the funds are being paid out and few new cases are being opened. In addition, the Company has seen a decline in the deposit balances in a number of its business accounts as a result of these businesses paying down debt and/or investing in real estate or business assets. Although these balances are down the relationships remain with the Company. The decreasing deposit balances were replaced with funds from other borrowing sources.

         Interest expense was $3,288,000 (69.4%) higher in the nine-month period ended September 30, 2006 versus the same period in the prior year. The average balances on interest bearing liabilities were $9,735,000 (2.6%) higher in the nine-month period ended September 30, 2006 versus the same period in 2005. The higher balances accounted for a $557,000 increase in interest expense. Increased rates accounted for an additional $2,731,000 in interest expense for the nine-month period. Rates paid on interest bearing liabilities increased 111 basis points on a year-over-year basis from 1.70% to 2.81%.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
-------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                     2006                                     2005
                                     -------------------------------------    -------------------------------------

(Taxable Equivalent Basis)              Avg                        Avg           Avg                        Avg
(Dollars in thousands)                Balance       Interest     Yield (4)     Balance       Interest     Yield (4)
                                     ----------    ----------   ----------    ----------    ----------   ----------
Assets
Earning assets:
  Loans (1)                          $  387,992    $    8,083         8.27%   $  357,728    $    6,719         7.45%
  Taxable investment
     securities                         123,902         1,326         4.25%      154,876         1,493         3.82%
  Tax-exempt investment
     securities (2)                      27,080           328         4.81%       27,078           323         4.73%
  Corporate stock (2)                       551            10         7.20%          565            10         7.02%
  Federal funds sold                        250             4         6.35%        5,070            42         3.29%
  Investments in time deposits            4,934            66         5.31%        6,184            55         3.53%
                                     ----------    ----------                 ----------    ----------
Total earning assets                    544,709         9,817         7.15%      551,501         8,642         6.22%
                                                   ----------                               ----------
Cash & due from banks                    26,208                                   30,075
Other assets
                                         35,129                                   35,342
Allowance for loan & lease losses        (5,993)                                  (5,743)
                                     ----------                               ----------
                                     $  600,053                               $  611,175
                                     ==========                               ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $  163,333           858         2.08%   $  196,324           634         1.28%
  Savings                                33,755            58         0.68%       39,593            38         0.38%
  Time deposits                         131,899         1,409         4.25%      116,943           881         2.99%
  Other borrowings                       48,500           614         5.02%       30,402           256         3.34%
                                     ----------    ----------                 ----------    ----------
Total interest bearing liabilities      377,487         2,939         3.09%      383,262         1,809         1.87%
                                                   ----------                               ----------
Noninterest demand deposits             154,398                                  161,172
Other liabilities                         5,443                                    5,200
                                     ----------                               ----------
Total liabilities                       537,328                                  549,634
Shareholders' equity                     62,725                                   61,541
                                     ----------                               ----------
                                     $  600,053                               $  611,175
                                     ==========                               ==========
Net interest income & margin (3)                   $    6,878         5.01%                 $    6,833         4.92%
                                                   ==========   ==========                  ==========   ==========

(1) Loan interest includes loan fees of $227,000 and $240,000 during the three months ending September 30, 2006 and September 30, 2005, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2005 and 35% for 2006.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (92) and annualized to actual days in year (365).

-------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30,                      2006                                     2005
                                     -------------------------------------    -------------------------------------

(Taxable Equivalent Basis)              Avg                        Avg           Avg                        Avg
(Dollars in thousands)                Balance       Interest     Yield (4)     Balance       Interest     Yield (4)
                                     ----------    ----------   ----------    ----------    ----------   ----------
Assets
Earning assets:
  Loans (1)                          $  381,153    $   23,170         8.13%   $  357,642    $   19,371         7.24%
  Taxable investment
     securities                         131,637         4,189         4.25%      140,336         3,956         3.77%
  Tax-exempt investment
     securities (2)                      27,283           990         4.85%       25,053           895         4.78%
  Corporate stock (2)                     1,007            32         1.25%          564            31         7.35%
  Federal funds sold                        159             6         5.05%        3,368            77         3.06%
  Investments in time deposits            4,908           174         4.74%        6,022           140         3.11%
                                     ----------    ----------                 ----------    ----------
Total earning assets                    546,147        28,561         6.99%      532,985        24,470         6.14%
                                                   ----------                               ----------
Cash & due from banks                    29,691                                   29,084
Other assets                             35,634                                   35,487
Allowance for loan & lease losses        (5,852)                                  (5,687)
                                     ----------                               ----------
                                     $  605,620                               $  591,869
                                     ==========                               ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW & MMDA                         $  166,319         2,253         1.81%   $  186,116         1,584         1.14%
  Savings                                34,300           127         0.50%       39,491           113         0.38%
  Time deposits                         127,684         3,766         3.94%      111,943         2,278         2.72%
  Other borrowings                       53,535         1,882         4.70%       34,553           765         2.96%
                                     ----------    ----------                 ----------    ----------
Total interest bearing liabilities      381,838         8,028         2.81%      372,103         4,740         1.70%
                                                   ----------                               ----------
Noninterest demand deposits             155,272                                  153,625
Other liabilities                         5,442                                    5,984
                                     ----------                               ----------
Total liabilities                       542,552                                  531,712
Shareholders' equity                     63,068                                   60,157
                                     ----------                               ----------
                                     $  605,620                               $  591,869
                                     ==========                               ==========
Net interest income & margin (3)                   $   20,533         5.03%                 $   19,730         4.95%
                                                   ==========   ==========                  ==========   ==========

(1) Loan interest includes loan fees of $722,000 and $794,000 during the nine months ending September 30, 2006 and September 30, 2005, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2005 and 35% for 2006.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (273) and annualized to actual days in year (365).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
--------------------------------------------------------------------------------
Three Months Ended September 30, 2006 over 2005 (Dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                   Volume       Rate (4)     Net Change
                                         ----------    ----------    ----------
   Net loans (1)(2)                      $      568    $      796    $    1,364
   Taxable investment securities               (299)          132          (167)
   Tax exempt investment securities (3)          --             5             5
   Corporate stock                               --            --            --
   Federal funds sold                           (40)            2           (38)
   Investment in time deposits                  (11)           22            11
                                         ----------    ----------    ----------
     Total                                      218           957         1,175
                                         ----------    ----------    ----------

Interest-bearing liabilities:
   NOW & MMDA deposits                         (107)          331           224
   Savings deposits                              (6)           26            20
   Time deposits                                113           415           528
   Other borrowings                             152           206           358
                                         ----------    ----------    ----------
     Total                                      152           978         1,130
                                         ----------    ----------    ----------
Interest differential                    $       66    $      (21)   $       45
                                         ==========    ==========    ==========
--------------------------------------------------------------------------------
Aine Months Ended September 30, 2006 over 2005 (Dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:                   Volume       Rate (4)     Net Change
                                         ----------    ----------    ----------
   Net loans (1)(2)                      $    1,273    $    2,526    $    3,799
   Taxable investment securities               (245)          478           233
   Tax exempt investment securities (3)          80            15            95
   Corporate stock                               24           (23)            1
   Federal funds sold                           (73)            2           (71)
   Investment in time deposits                  (26)           60            34
                                         ----------    ----------    ----------
     Total                                    1,033         3,058         4,091
                                         ----------    ----------    ----------

Interest-bearing liabilities:
   NOW & MMDA deposits                         (168)          837           669
   Savings deposits                             (15)           29            14
   Time deposits                                320         1,168         1,488
   Other borrowings                             420           697         1,117
                                         ----------    ----------    ----------
     Total                                      557         2,731         3,288
                                         ----------    ----------    ----------
Interest differential                    $      476    $      327    $      803
                                         ==========    ==========    ==========

--------------------------------------------------------------------------------
(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $227,000 and $240,000 during the three months ending September 30, 2006 and September 30, 2005, respectively, and $722,000 and $794,000 during the nine months ending September 30, 2006 and September 30, 2005, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2005 and 35% for 2006.
(4)   The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $30,000 for loan and lease losses for the third quarter of 2006 as compared to no provision during the third quarter of 2005. Net loan and lease charge-offs for the three months ended September 30, 2006 were $83,000 or .08% (on an annualized basis) of average loans and leases as compared to charge-offs of $46,000 or .05% (on an annualized basis) of average loans and leases for the three months ended September 30, 2005. For the first nine months of 2006, the Company made provisions for loan and lease losses of $270,000 and net loan and lease charge-offs were $78,000 or .03% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $272,000 and net loan and lease charge-offs of $77,000 for the first nine months of 2005 or .03% (on an annualized basis) of average loans and leases outstanding. For additional information see the Allowance for Loan and Lease Losses Activity later in this section.

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (Dollars in thousands):

Table Four:  Components of Noninterest Income
---------------------------------------------------------------------------------------
                                            Three Months              Nine Months
                                               Ended                     Ended
                                            September 30,            September 30,
                                      -----------------------   -----------------------
                                         2006         2005        2006         2005
---------------------------------------------------------------------------------------
Service charges on deposit accounts   $      185   $      168   $      592   $      509
Accounts receivable servicing fees            92           82          285          262
Gain on sale of securities                    --            5           --           48
Merchant fee income                          149          140          404          377
Income from residential lending               60           86          190          214
Bank owned life insurance                     47           45          137          134
Other                                         72           68          228          215
---------------------------------------------------------------------------------------
           Total noninterest income   $      605   $      594   $    1,836   $    1,759
---------------------------------------------------------------------------------------

         Noninterest income was up $11,000 (1.9%) to $605,000 for the three months ended September 30, 2006 as compared to $594,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, noninterest income was up $77,000 (4.4%) to $1,836,000. The increase is primarily related to increased service charges on deposit accounts (up $83,000 or 16.3%).

Noninterest Expense

         Noninterest expenses increased $138,000 (4.0%) to a total of $3,602,000 in the third quarter of 2006 versus $3,403,000 in the third quarter of 2005. Salary and employee benefits increased $138,000 (7.7%) from $1,789,000 during the third quarter of 2005 to $1,927,000 during the third quarter of 2006 primarily as a result of market-condition salary adjustments, additional administrative staff to address the burden of more stringent compliance and regulatory issues, and the addition of service personnel to help achieve strategic growth in business banking. In addition, the adoption of FAS 123(R) in January of 2006 resulted in an increase in salaries and benefits of $38,000 during the quarter. See Note 2 to the financial statements for additional information on FAS 123(R). At September 30, 2006, the Company employed 125 persons on a full-time equivalent basis as compared to 115 at September 30, 2005. The employee benefits and taxes component also increased as a result of the increase in employees. On a quarter-over-quarter basis, occupancy increased $45,000 (15.0%) and furniture and equipment decreased $43,000 (18.9%). The increase in occupancy is related to normal rent increases in the Company's leased facilities and costs associated with the Company's new administration office lease, which was occupied in October 2005. The new location contributed $45,000 to the increased occupancy expense. Other expense decreased $2,000 (0.2%) to a total of $1,145,000 in the third quarter of 2006 versus the third quarter of 2005. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the 2006 and 2005 third quarters were 47.0% and 45.4%, respectively.

         Noninterest expense for the nine-month period ended September 30, 2006 was $10,862,000 versus $10,195,000 for the same period in 2005 for an increase of $667,000 (6.5%). Salaries and benefits increased $602,000 (11.4%) in 2006 as compared to 2005. The increase relates to market-condition salary adjustments, additional administrative staff to address the burden of more stringent compliance and regulatory issues, the addition of service personnel to help achieve strategic growth in business banking, and stock option expenses under FAS 123(R). In addition to the stock option expense included in salaries and benefits ($96,000 through the first nine months of 2006) there is also $63,000 in stock option expense related to the Company's directors--this expense is recorded in other expense. Occupancy increased $148,000 (16.6%) and furniture and equipment decreased $59,000 (8.6%). The increase in occupancy is related to normal rent increases in the Company's leased facilities and costs associated with the Company's new administration office lease, which was occupied in October 2005. The new location contributed $135,000 to the increased occupancy expense. Other expense increased $66,000 (2.0%). The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first nine months of 2006 was 47.5% as compared to 46.2% in the same period of 2005.

Provision for Income Taxes

         The effective tax rate for the third quarter and first nine months of 2006 was 39.7% and 39.5%, respectively, versus 38.8% and 38.7%, respectively, for the same two periods of 2005. The increase in 2006 is related to the Company's higher taxable income resulting from a move up from the 34% tax tier to the 35% tax tier, for federal income tax purposes and a portion of the stock option expense in 2006 is not tax deductible for income tax purposes.

Balance Sheet Analysis

         The Company's total assets were $592,099,000 at September 30, 2006 as compared to $612,763,000 at December 31, 2005, representing a decrease of $20,664,000 or 3.4%. The average balance of total assets for the nine months ended September 30, 2006 was $605,620,000, which represents an increase of $13,751,000 or 2.3% over the balance of $591,869,000 during the nine-month period ended September 30, 2005. Total average assets for the third quarter of 2006 were $600,053,000 compared to $611,175,000 during the third quarter of 2005 for a decrease of 1.8%.

Investment Securities

         The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company's investment securities held on September 30, 2006 and December 31, 2005.

Table Five: Investment Securities Composition
(Dollars in thousands)

Available-for-sale (at fair value)                     September 30, 2006    December 31, 2005
----------------------------------------------------------------------------------------------
Debt securities:
    U.S. Government agencies                           $           36,222   $           49,119
    Mortgage-backed securities                                     34,474               36,326
    Obligations of states and political
        subdivisions                                               37,256               37,106
    Corporate debt securities                                       1,004                1,014
    Corporate stock                                                   623                  624
----------------------------------------------------------------------------------------------
Total available-for-sale investment securities         $          109,579   $          124,189
==============================================================================================
Held-to-maturity (at amortized cost)
----------------------------------------------------------------------------------------------
Debt securities:
    Mortgage-backed securities                         $           36,502   $           45,012
----------------------------------------------------------------------------------------------
Total held-to-maturity investment securities           $           36,502   $           45,012
==============================================================================================

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and
(8) consumer loans. At September 30, 2006, these categories accounted for approximately 22%, 41%, 1%, 28%, 1%, 2%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 21%, 42%, 1%, 28%, 1%, 2%, 2% and 3% at December 31, 2005. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating over $183 million in new loans during the first three quarters of 2006; however, loan and lease paydowns and payoffs resulted in net increases in balances for commercial ($5,157,000 or 6.6%), commercial real estate ($1,544,000 or 1.0%), multi-family real estate ($68,000 or 1.8%), real estate construction ($3,263,000 or 3.2%), residential real estate ($480,000 or 10.3%), and consumer loans ($100,000 or 0.8%). The Company experienced a decrease in lease financing receivable ($1,281,000 or 16.1%) and agriculture ($339,000 or 4.2%) as a result of net paydowns. Table Six below summarizes the composition of the loan portfolio as of September 30, 2006 and December 31, 2005.

Table Six: Loan and Lease Portfolio Composition
-------------------------------------------------------------------------------
                                                   September 30,    December 31,
(Dollars in thousands)                                  2006           2005
-------------------------------------------------------------------------------
Commercial                                         $     83,128    $     77,971
Real estate
    Commercial                                          156,044         154,500
    Multi-family                                          3,835           3,767
    Construction                                        106,311         103,048
    Residential                                           5,160           4,680
Lease financing receivable                                6,686           7,967
Agriculture                                               7,790           8,129
Consumer                                                 12,000          11,900
-------------------------------------------------------------------------------
Total loans and leases                                  380,954         371,962
Deferred loan and lease fees, net                          (687)           (712)
Allowance for loan and lease losses                      (5,871)         (5,679)
-------------------------------------------------------------------------------
Total net loans and leases                         $    374,396    $    365,571
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

         In management's judgment, a concentration exists in real estate loans which represented approximately 71.2% of the Company's loan and lease portfolio at September 30, 2006, down from 71.5% at December 31, 2005. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         At September 30, 2006, non-performing loans and leases (those loans on non-accrual status and those loans still accruing and past due 90 days or more) were $299,000 or 0.08% of total loans and leases. Non-performing loans and leases were $91,000 or 0.02% of total loans and leases at December 31, 2005. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2006 or December 31, 2005. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms or that would result in a material loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2006 and December 31, 2005.

Table Seven:  Non-Performing Loans
--------------------------------------------------------------------------------
(Dollars in thousands)                               September 30,  December 31,
                                                         2006          2005
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing
   Commercial                                        $         --   $         24
   Real estate                                                 --             --
   Lease financing receivable                                  18             --
   Consumer and other                                          --             --
--------------------------------------------------------------------------------
Nonaccrual
   Commercial                                                 251             --
   Real estate                                                 12             15
   Lease financing receivable                                  18             52
   Consumer and other                                          --             --
--------------------------------------------------------------------------------
Total non-performing loans                           $        299   $         91
================================================================================

Allowance for Loan and Lease Losses Activity

         The Company maintains an allowance for loan and lease losses ("ALLL") to cover probable losses inherent in the loan and lease portfolio, which is based upon management's estimates of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and recoveries and reduced by charge-offs and reversals of previous provisions charged to earnings. Actual losses for loans and leases can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

         The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management's judgment after consideration of numerous factors including but not limited to: (1) historical loss rates, (2) local and regional economic conditions, (3) credit policy and underwriting, (4) management and staff effectiveness, (5) trends in delinquencies and charge-offs, (5) credit concentrations, (6) impaired loans,
(7) risk factors assigned to criticized or classified (problem) credits not considered impaired, and (8) assessments by banking regulators and other third parties. The Board of Directors reviews management's analysis of the adequacy of the ALLL quarterly.

         The Company establishes general reserves in accordance with Statement of Accounting Standards ("SFAS") No. 5., Accounting for Contingencies, and specific reserves in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The ALLL is internally allocated based on loan category, loan grades, estimated risk factors, and loan impairment as discussed in the prior paragraph; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. Table Eight below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Eight: Allowance for Loan and Lease Losses
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                      Three Months                   Nine Months
                                                                               Ended                         Ended
                                                                            September 30,                 September 30,
                                                                      -------------------------     -------------------------
                                                                         2006           2005           2006           2005
-----------------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                                  $  387,992     $  357,728     $  381,153     $  357,642
-----------------------------------------------------------------------------------------------------------------------------

Allowance for possible loan and lease losses at beginning of period
                                                                      $    5,924     $    5,737     $    5,679     $    5,496

Loans and leases charged off:
   Commercial                                                                (21)            (3)           (21)           (55)
   Real estate                                                                --             --             --             --
   Lease financing receivable                                                (63)           (48)           (77)           (87)
   Consumer                                                                   (1)            --             (1)            --
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                        (85)           (51)           (99)          (142)
-----------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously
  Charged off:
   Commercial                                                                 --             --              6              8
   Real estate                                                                --             --             --             --
   Lease financing receivable                                                  2              5              6             55
   Consumer                                                                   --             --              9              2
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                          2              5             21             65
-----------------------------------------------------------------------------------------------------------------------------
Net loans recovered (charged off)                                            (83)           (46)           (78)           (77)
Additions to allowance charged
  to operating expenses                                                       30             --            270            272
-----------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                                             $    5,871     $    5,691     $    5,871     $    5,691
-----------------------------------------------------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs to average
  loans and leases outstanding (annualized)                                  .08%           .05%           .03%           .03%
Provision of allowance for possible
  loan and lease losses to average loans                                     .03%           .00%           .09%           .10%
  and leases outstanding (annualized)
Allowance for possible loan and lease losses to
  loans and leases net of deferred fees at end of
  period                                                                    1.54%          1.56%          1.54%          1.56%

         The adequacy of the ALLL is determined based on three components. First, the dollar weighted risk factor of the loan portfolio (excepting criticized and classified credits and impaired loans) is determined. Second, risk factors are assigned to criticized and classified loans and leases not considered impaired. Third, the Company determines whether a loan is impaired and if so measures the degree of impairment in the context of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". These are estimated potential losses associated with specific borrowers based upon estimated cash flows or collateral value and events affecting the risk rating. These three calculations are designed to encompass the entire balance of the loan and lease portfolio. When these three dollar numbers are aggregated, it is then compared to the actual ALLL balance at the measurement date. Management is responsible to maintain the actual ALLL within a reasonable range of the total estimated loss risk inherent in the loan and lease portfolio. However, no prediction of the ultimate level of loans and leases charged off in future periods can be made with any certainty. The allowance for loan and lease losses totaled $5,871,000 or 1.54% of total loans and leases at September 30, 2006 and $5,679,000 or 1.53% of total loans and leases at December 31, 2005.

Other Real Estate

         At September 30, 2006 and December 31, 2005, the Company did not have any other real estate ("ORE") properties.

Deposits

         At September 30, 2006, total deposits were $493,444,000 representing a decrease of $7,262,000 (1.5%) from the December 31, 2005 balance of $500,706,000. Noninterest-bearing deposits decreased $9,848,000 (6.0%) while interest-bearing deposits increased $2,586,000 (0.8%).

Other Borrowed Funds

         Other borrowings outstanding as of September 30, 2006 and December 31, 2005, consist of advances (both long-term and short-term) from the FHLB. Table Nine below summarizes these borrowings:

Table Nine: Other Borrowed Funds
------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                               September 30, 2006          December 31, 2005
                                             ------------------------   ------------------------

                                                Amount         Rate       Amount          Rate
                                             ---------------------------------------------------
           Short-Term borrowings:

               FHLB advances                 $   25,566         4.76%   $   39,386         3.73%
               Advances from correspondent
                    banks                            --           --            --           --
                                             ---------------------------------------------------

          Total Short-Term borrowings        $   25,566         4.76%   $   39,386         3.73%
                                             ---------------------------------------------------

           Long-Term Borrowings:

               FHLB advances                 $    6,722         5.23%   $    4,270         4.10%
                                             ---------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during the first three quarters of 2006 and 2005 was $64,489,000 and $32,857,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                    Short Term              Long Term

                 Amount             $   25,566              $   6,722
                 Maturity          2006 to 2007            2007 to 2008
                 Average rates         4.76%                   5.23%

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

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, American River Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At September 30, 2006, shareholders' equity was $61,620,000, representing a decrease of $1,126,000 (1.8%) from $62,746,000 at December 31, 2005. The ratio of total risk-based capital to risk adjusted assets was 11.4% at September 30, 2006 compared to 11.9% at December 31, 2005. Tier 1 risk-based capital to risk-adjusted assets was 10.2% at September 30, 2006 and 10.6% at December 31, 2005.

         Table Ten below lists the Company's actual capital ratios at September 30, 2006 and December 31, 2005 as well as the minimum capital ratios for capital adequacy.

Table Ten:  Capital Ratios
----------------------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets              At September 30,       At December 31,        Minimum Regulatory
                                                   2006                  2005             Capital Requirements
----------------------------------------------------------------------------------------------------------------
Leverage ratio                                     7.6%                   7.7%                    4.00%

Tier 1 Risk-Based Capital                         10.2%                   10.6%                   4.00%

Total Risk-Based Capital                          11.4%                   11.9%                   8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of September 30, 2006 and December 31, 2005.

         The Company, through a Board of Director's authorized plan, may repurchase, as conditions warrant, up to 5% annually of the Company's common stock. Repurchases are generally made in the open market at market prices. (See
Part II, Item 2, for additional disclosure).

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2006 and 2005.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2006 and December 31, 2005 were approximately $126,107,000 and $5,331,000 and $137,802,000 and $3,393,000,
respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2006, consolidated liquid assets totaled $74.3 million or 12.6% of total assets compared to $99.2 million or 16.2% of total assets on December 31, 2005. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $53,000,000 with correspondent banks. At September 30, 2006, the Company had $53,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At September 30, 2006, American River Bank could have arranged for up to $140,380,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2006, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $35,788,000, leaving $104,592,000 available under these FHLB secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2006 and December 31, 2005, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $131,438,000 and $141,195,000 at September 30, 2006 and December 31, 2005, respectively. As a percentage of net loans and leases these off-balance sheet items represent 35.1% and 38.6%, respectively.

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

Other Matters

         Effects of Terrorism. The terrorist actions on September 11, 2001 and thereafter, as well as, the current military conflict in Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. Such economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan and lease losses, and causing a decline in the Company's stock price.

         Website Access. American River Bankshares maintains a website where certain information about the Company is posted. Through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as well as Section 16 Reports and amendments thereto, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). These reports are free of charge and can be accessed through the address www.amrb.com by clicking on the SEC Filings link located at that address. Once you have selected the SEC Filings link you will have the option to access the Section 16 Reports or the other above-referenced reports filed by the Company by selecting the appropriate link.

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

   Table Eleven: Interest Rate Risk Simulation of Net Interest as of September 30, 2006 and December 31, 2005
   ----------------------------------------------------------------------------------------------------------
     (In thousands)                                                 $ Change in NII          $ Change in NII
                                                                     from Current             from Current
                                                                   12 Month Horizon         12 Month Horizon
                                                                  September 30, 2006        December 31, 2005
                                                                  ------------------        -----------------
                 Variation from a constant rate scenario
                       + 200bp                                          $  540                  $    774
                       - 200bp                                          $ (878)                 $ (1,250)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.


Item 4. Controls and Procedures.

         The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

         During the quarter ended September 30, 2006, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2006. The repurchases can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter and the maximum amount available to repurchase under the repurchase plan.

------------------------------------------------------------------------------------------------------------------------------------
                Period                        (a)                 (b)                   (c)                          (d)
                                          Total Number       Average Price    Total Number of Shares  Maximum Number (or Approximate
                                         of Shares (or      Paid Per Share   (or Units) Purchased as    Dollar Value) of Shares (or
                                             Units)           (or Unit)          Part of Publicly         Units) That May Yet Be
                                           Purchased                            Announced Plans or     Purchased Under the Plans or
                                                                                    Programs                     Programs
------------------------------------------------------------------------------------------------------------------------------------
              Month #1
    July 1 through July 31, 2006               30,000             26.30               30,000                     150,083
              Month #2
  August 1 through August 31, 2006            100,000             25.00              100,000                      50,083
              Month #3
  September 1 through September 30,              None              None                 None                      50,083
               2006
------------------------------------------------------------------------------------------------------------------------------------
               Total                          130,000          $  25.30              130,000
------------------------------------------------------------------------------------------------------------------------------------


Item 3.  Defaults Upon Senior Securities.

b              None.

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

                (10.1) Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California. **

                (10.2) Lease agreement and addendum between American River Bank and Bradshaw Plaza Group each dated January 31, 2000, related to 9750 Business Park Drive, Sacramento, California. **

                (10.3) Lease agreement between American River Bank and Marjorie G. Taylor dated April 5, 1984, and addendum dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California. **

                (10.4) Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**). Lease Amendment No. 1 to said lease dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on July 31, 2006.

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

              *(10.33) American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit
                              10.33 to the Registrant's Report on Form 10-Q, filed with the Commission on August 8, 2006.

              *(10.34) Employment Agreement dated September 20, 2006 between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit
                              99.1 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

              *(10.35) Employment Agreement dated September 20, 2006 between American River Bankshares and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

              *(10.36) Employment Agreement dated September 20, 2006 between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit
                              99.3 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

              *(10.37) Employment Agreement dated September 20, 2006 between American River Bank and Gregory N. Patton, incorporated by reference from Exhibit 99.4 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

              *(10.38) Employment Agreement dated September 20, 2006 between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.5 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

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

                                AMERICAN RIVER BANKSHARES




November 6, 2006                By: /s/ DAVID T. TABER
----------------                    --------------------------------------------

                                    David T. Taber
                                    President
                                    Chief Executive Officer


                                AMERICAN RIVER BANKSHARES



November 6, 2006                By: /s/ MITCHELL A. DERENZO
----------------                    --------------------------------------------

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