Form 10-K
period 2006-12-31
AMERICAN RIVER BANKSHARES
filed 2007-03-09
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended     December 31, 2006
                                   -----------------

[ ] Transition report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934
     For the transition period from ___________ to _____________


                           Commission File No. 0-31525


                            AMERICAN RIVER BANKSHARES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                   68-0352144
   ------------------------------                 ------------------------
  (State or other jurisdiction of                 (IRS Employer ID Number)
   incorporation or organization)


3100 Zinfandel Drive, Rancho Cordova, California           95670
------------------------------------------------         ----------
    (Address of principal executive offices)             (Zip code)


                                 (916) 851-0123
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class              Name of Each Exchange On Which Registered
 --------------------------          -----------------------------------------
 Common Stock, no par value              NASDAQ Global Select Market


        Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $134,204,000.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 7, 2007:

            No par value Common Stock - 5,520,433 shares outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant's definitive proxy statement for the 2007 annual meeting of shareholders.

                            AMERICAN RIVER BANKSHARES

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2006

Part I.                                                                     Page

    Item 1.     Business                                                      4
    Item 1A.    Risk Factors                                                 15
    Item 1B.    Unresolved Staff Comments                                    17
    Item 2.     Properties                                                   17
    Item 3.     Legal Proceedings                                            18
    Item 4.     Submission of Matters to a Vote of Security Holders          19

Part II.

   Item 5.      Market For Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of
                Equity Securities                                            19
   Item 6.      Selected Financial Data                                      21
   Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          22
   Item 7A.     Quantitative and Qualitative Disclosures About
                Market Risk                                                  43
   Item 8.      Financial Statements and Supplementary Data                  43
   Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          85
   Item 9A.     Controls and Procedures                                      85
   Item 9B.     Other Information                                            87

Part III.

   Item 10.     Directors, Executive Officers and Corporate Governance       87
   Item 11.     Executive Compensation                                       87
   Item 12.     Security Ownership of Certain  Beneficial Owners and
                Management and Related  Stockholder Matters                  87
   Item 13.     Certain Relationships and Related Transactions,
                and Director Independence                                    87
   Item 14.     Principal Accounting Fees and Services                       87

Part IV.

   Item 15.     Exhibits and Financial Statement Schedules                   88

Signatures                                                                   92

Exhibit Index                                                                93

   23.1         Consent of Independent Registered Accounting Firm            94

   31.1         Certifications of Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002                95

   31.2         Certifications of the Chief Financial Officer pursuant
                to Section 302 of the Sarbanes-Oxley Act of 2002             96

   32.1         Certifications of Chief Executive Officer and
                Chief Financial Officer pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002                                   97

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

         American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates five full service offices and one convenience office in Sacramento and Placer Counties including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices located at 520 Capitol Mall, Suite 100, Sacramento; 9750 Business Park Drive, Sacramento; 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville. The convenience office (limited service office) is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova. American River Bank also operates three full service offices in Sonoma County located at 412 Center Street, Healdsburg; 8733 Lakewood Drive, Windsor and 50 Santa Rosa Avenue, Suite 100, Santa Rosa, operated under the name "North Coast Bank, a division of American River Bank." North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. In 2000, North Coast Bank was acquired by the Company as a separate bank subsidiary. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank.

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

         At December 31, 2006, the Company had consolidated assets of $604 million, deposits of $494 million and shareholders' equity of $62 million.

General

         The Company is a community-oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company's principal source of revenue comes from interest income. Interest income is derived from:
(i) interest and fees on loans and leases; (ii) interest on investments (principally government securities); and (iii) interest on Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2006, these sources comprised 81.9%, 18.0%, and 0.1%, respectively, of the Company's interest income.

         American River Bank's deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank's deposits are not concentrated within a single industry or group of related industries.

         As of December 31, 2006 and December 31, 2005, American River Bank held $16,000,000 and $11,500,000, respectively, in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $100,000, which are insured by the FDIC.

         American River Bank competes with approximately 39 other banking or savings institutions in Sacramento County and 29 in Placer County. American River Bank's market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 1.2% and 1.4%, respectively (based upon the most recent information made available by the FDIC through June 30, 2006). North Coast Bank, a division of American River Bank, competes with approximately 22 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Sonoma County was approximately .8% (based upon the most recent information made available by the FDIC through June 30, 2006). Bank of Amador, a division of American River Bank competes with approximately 7 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Amador County was approximately 17.4% (based upon the most recent information made available by the FDIC through June 30, 2006).

Employees

         At December 31, 2006, the Company and its subsidiaries employed 129 persons on a full-time equivalent basis. The Company believes its employee relations are good.

Website Access

         The Company maintains a website where certain information about the Company is posted. Through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as well as Section 16 Reports and amendments thereto, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports are free of charge and can be accessed through the address www.amrb.com by selecting the SEC Filings link located at that address. Once you have selected the SEC Filings link you will have the option to access the Section 16 Reports or the reports filed on Forms 10-K, 10-Q and 8-K by the Company by selecting the appropriate link.

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

         At December 31, 2006, American River Bankshares and American River Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

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

         Community Reinvestment Act ("CRA") regulations evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. In its most recent exam for CRA compliance, American River Bank has a rating of "satisfactory."

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

Competition

Competitive Data

         American River Bank. At June 30, 2006, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 186 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 6 Sacramento area offices, 57 offices in the cities of Healdsburg, Santa Rosa and Windsor, California, where American River Bank has its 3 Sonoma County offices, and 4 offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its 3 Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank's legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2006, American River Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $10,383,000 on an unsecured basis and $17,304,000 on a fully secured basis based on capital and allowable reserves of $69,217,000.

         American River Bank's business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank's service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2006, there were 224 operating commercial and savings bank offices in Sacramento County with total deposits of $18,751,179,000. This was an increase of $165,093,000 over the June 30, 2005 balances. American River Bank held a total of $228,640,000 in deposits, representing approximately 1.2% of total commercial and savings banks deposits in Sacramento County as of June 30, 2006.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2006, there were 108 operating commercial and savings bank offices in Placer County with total deposits of $5,361,630,000. This was an increase of $248,479,000 over the June 30, 2005 balances. American River Bank held a total of $74,919,000 in deposits, representing approximately 1.4% of total commercial and savings banks deposits in Placer County as of June 30, 2006.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2006, there were 125 operating commercial and savings bank offices in Sonoma County with total deposits of $9,019,195,000. This was an increase of $229,462,000 over the June 30, 2005 balances. American River Bank held a total of $68,189,000 in deposits, representing approximately 0.8% of total commercial and savings banks deposits in Sonoma County as of June 30, 2006.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2006, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $630,527,000. This was an increase of $2,768,000 over the June 30, 2005 balances. American River Bank held a total of $109,459,000 in deposits, representing approximately 17.4% of total commercial and savings banks deposits in Amador County as of June 30, 2006.

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which had the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund ("DIF"). The FDIC released final regulations under the Reform Act on November 2, 2006 that established a revised risk-based deposit insurance assessment rate system for members of the DIF to insure, among other matters, that there will be sufficient assessment income for repayment of DIF obligations and to further refine the differentiation of risk profiles among institutions as a basis for assessments. Under the new assessment rate system, the FDIC set the assessment rates that will be effective January 1, 2007 for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio ("DRR") for the DIF during 2007 of 1.25% of insured deposits.

         The new assessment rate system consolidates the nine categories of the prior assessment system into four categories (Risk Categories I, II, III and IV) and three Supervisory Groups (A, B and C) based upon institution's capital levels and supervisory ratings. Risk Category I includes all well capitalized institutions with the highest supervisory ratings. Risk Category II includes adequately capitalized institutions that are assigned to Supervisory Groups A and B. Risk Category III includes all undercapitalized institutions that are assigned to Supervisory Groups A and B and institutions assigned to Supervisory Group C that are not undercapitalized but have a low supervisory rating. Risk Category IV includes all undercapitalized institutions that are assigned to Supervisory Group C. At June 30, 2006, Risk Category I would have included approximately 95% of all insured institutions.

         Based upon the current risk-based assessment rate schedule, American River Bank's current capital ratios and levels of deposits, American River Bank does not anticipate a significant increase in operating expenses due to changes in the assessment rate applicable to it during 2007 from that in 2006.

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

         The Patriot Act contains various provisions in addition to Sections 313(a) and 312 that affect the operations of financial institutions by encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The Company and American River Bank are not currently aware of any account relationships between American River Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act.

         Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 2, 2006, after temporary extensions of the Patriot Act, Congress passed the "USA Patriot Act Improvement and Reauthorization Act of 2005," which reauthorized all expiring provisions of the Patriot Act by making permanent 14 of the 16 provisions and imposed a four-year expiration date in 2009 on the other two provisions related to "roving surveillance" and production of business records.

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

         On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act") which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the SEC pursuant to the Act include the following:

         o Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.
         o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
         o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.
         o Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
         o Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.
         o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.
         o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert."
         o A prohibition on insider trading during pension plan black-out periods.
         o        Disclosure of off-balance sheet transactions.
         o        A prohibition on personal loans to directors and officers.
         o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
         o Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.
         o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.
         o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to a phased-in reduction of the filing deadline for Form 10-K reports and Form 10-Q reports.
         o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.
         o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

         The Company's securities are listed on the Nasdaq Global Select Market. Consequently, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act, the Company must also comply with the listing standards applicable to Nasdaq listed companies. The Nasdaq listing standards applicable to the Company include standards related to (i) director independence, (ii) executive session meetings of the board, (iii) requirements for audit, nominating and compensation committee charters, membership qualifications and procedures, (iv) shareholder approval of equity compensation arrangements, and (v) code of conduct requirements that comply with the code of ethics under the Act.

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

         Effective January 1, 2003, the California Corporate Disclosure Act (the "CCD Act") required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires the Company to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

         o The name of the a company's independent auditor and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;
         o The annual compensation paid to each director and the five most highly compensated non-director executive officers (including the CEO) during the most recent fiscal year, including all plan and non-plan compensation for all services rendered to a company as specified in Item 402 of Regulation S-K such as grants, awards or issuance of stock, stock options and similar equity-based compensation;
         o A description of any loans made to a director at a "preferential" loan rate during the company's two most recent fiscal years, including the amount and terms of the loans;
         o Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;
         o Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and
         o A description of any material pending legal proceedings other than ordinary routine litigation as specified in Item 103 of Regulation S-K and a description of such litigation where the company was found legally liable by a final judgment or order.

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

Item 1A. Risk Factors.

         The Company and its subsidiary, American River Bank, conduct business in an environment that includes certain risks described below which could have a material adverse effect on the Company's business, results of operations, financial condition, future prospects and stock price. You are also referred to the matters described under the heading "Cautionary Statements Regarding Forward-Looking Statements," in Part I, Item 1 and Part II, Item 7 of this report on Form 10-K for additional information regarding factors that may affect the Company's business.

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

         At December 31, 2006, approximately 71.4% of the Company's loan and lease portfolio consisted of real estate related loans. Substantially all of the Company's real property collateral is located in its operating markets in Northern California. A substantial decline in real estate values in the Company's primary market areas could occur as a result of an economic downturn, or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on the Company by limiting repayment of defaulted loans through sale of the real estate collateral and by likely increasing the number of defaulted loans to the extent that the financial condition of its borrowers is adversely affected by such a decline in values. Those events could necessitate a significant increase in the provision for loan and lease losses which could adversely affect the Company's results of operations, financial condition, and future prospects.

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

     o American River Bankshares' and American River Bank's operations are dependent upon key personnel.

         The future prospects of the Company will be highly dependent on its directors, executive officers and other key personnel. The success of the Company will, to some extent, depend on the continued service of its directors and continued employment of the executive officers, in addition to the Company's ability to attract and retain experienced banking professionals to serve the Company and the Bank in other key positions. The unexpected loss of the services of any of these individuals could have a detrimental effect on the Company and American River Bank.

     o Technology implementation problems or computer system failures could adversely affect American River Bankshares and American River Bank.

         The Company's future prospects will be highly dependent on the ability of American River Bank to implement changes in technology that affect the delivery of banking services such as the increased demand for computer access to bank accounts and the availability to perform banking transactions electronically. The Bank's ability to compete will depend upon it ability to continue to adapt technology on a timely and cost-effective basis to meet such demands. In addition, the business and operations of the Company and the Bank will be susceptible to adverse effects from computer failures, communication and energy disruption, and the activities of unethical individuals with the technological ability to cause disruptions or failures of the Bank's data processing system.

     o Information security breach or other technology difficulties could adversely affect American River Bankshares and American River Bank.

         The Company and the Bank cannot be certain that implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security. The Bank will rely on the services of various vendors who provide data processing and communication services to the banking industry. Nonetheless, if information security is compromised or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company and Bank could be exposed to claims from its customers as a result. The occurrence of any of these events could adversely affect the Company's results of operations, financial condition, prospects, and stock price.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         The Company and American River Bank lease ten and own two of their respective premises. The Company's headquarters is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California. The office space is located in a six-story office building. The location also houses a convenience office of American River Bank that performs limited branch related transactions and business development. The lease term is ninety-one (91) months and expires on May 6, 2013. The premises consist of 7,378 square feet on the fourth floor of the building. The space is leased from PGOCC, LLC.

         American River Bank's main office is located at 1545 River Park Drive, Suite 107, Sacramento, California, in a modern, five-story building which has offstreet parking for its clients. American River Bank leases premises in the building from EOP-Point West, LLC. The lease term is ten (10) years and expires on March 31, 2010. The premises consist of 9,498 square feet on the ground floor.

         American River Bank leases premises at 9750 Business Park Drive, Sacramento, California. The premises are leased from Bradshaw Plaza Group, which is owned in part by Charles D. Fite, a director of the Company. The lease term is ten (10) years and expires on November 30, 2016. The premises consist of 3,711 square feet on the ground floor.

         American River Bank leases premises at 10123 Fair Oaks Boulevard, Fair Oaks, California. The premises are leased from Marjorie Taylor, a former director of the Company. The lease term is twelve (12) years and expires on March 1, 2009. The premises consist of 2,380 square feet on the ground floor.

         American River Bank leases premises at 2240 Douglas Boulevard, Roseville, California. The premises are leased from Twin Tree Land Company. The lease term is ten (10) years and expires on November 30, 2016. The premises consist of 3,790 square feet on the ground floor.

         American River Bank leases premises at 520 Capitol Mall, Sacramento, California. The premises are leased from 520 Capitol Mall, Inc. The lease term is ten (10) years and expires on June 1, 2014. The premises consist of 4,010 square feet on the ground floor.

         North Coast Bank, a division of American River Bank, leases premises at 8733 Lakewood Drive, Windsor, California. The premises are leased from R. and R. Partners. The lease term is two (2) years and expires on December 31, 2008. The premises consist of 2,200 square feet on the ground floor.

         North Coast Bank, a division of American River Bank, owns premises at 412 Center Street, Healdsburg, California. The premises were purchased June 1, 1993. The purchase price for the land and building was $343,849. The building consists of 2,620 square feet. The land consists of 10,835 square feet.

         North Coast Bank, a division of American River Bank, leases premises at 50 Santa Rosa Avenue, Santa Rosa, California. The premises are leased from HSG Trust. The lease term is ten (10) years and expires on January 31, 2009. The premises consist of 7,072 square feet on the ground floor.

         Bank of Amador, a division of American River Bank, leases premises at 422 Sutter Street, Jackson, California. The premises are leased from the United States Postal Service. The lease term is five (5) years and expires on May 31, 2011. The premises consist of 6,400 square feet on the ground floor and second floor.

         Bank of Amador, a division of American River Bank, leases land at 26675 Tiger Creek Road, Pioneer, California. The Company owns the 2,460 square foot modular building and leases the land upon which the building is situated from Soaring Eagle Inc. The land lease term is five (5) years and expires on May 31, 2007.

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

         The leases on the premises located at 1545 River Park Drive, 9750 Business Park Drive, 50 Santa Rosa Avenue, and 3100 Zinfandel Drive, contain options to extend for five years.

         Included in the above are two facilities leased from current or former directors of the Company at terms and conditions which management believes are consistent with the commercial lease market.

         The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits in Part IV, Item 15 of this Form 10-K report.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the shareholders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

         The Company's common stock began trading on the NASDAQ National Stock Market ("Nasdaq") under the symbol "AMRB" on October 26, 2000. Effective July 3, 2006 the Company's common stock became listed and traded on the Nasdaq Global Select Market. The following table shows the high and the low prices for the common stock, for each quarter, as reported by Nasdaq. The prices have been adjusted to reflect 5% stock dividends declared in 2006 and in 2005.

         ====================================================================
         2006                                             High          Low
         --------------------------------------------------------------------
         First quarter                                 $  27.62      $  20.24
         Second quarter                                   27.62         24.53
         Third quarter                                    25.90         23.05
         Fourth quarter                                   25.47         23.01


         2005                                             High          Low
         --------------------------------------------------------------------
         First quarter                                 $  21.31      $  18.90
         Second quarter                                   21.54         18.82
         Third quarter                                    22.00         18.96
         Fourth quarter                                   21.80         20.05
         ====================================================================


         The closing price for the Company's common stock on March 6, 2007 was $24.99.

Holders

         As of March 1, 2007, there were approximately 2,963 shareholders of record of the Company's common stock.

Dividends

         The Company has paid quarterly cash dividends on its common stock since the first quarter of 2004; prior to that, the Company paid cash dividends twice a year since 1992. It is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. In 2006 and 2005, the Company declared cash dividends in the amount of $.58 and $.51, respectively, per common share. The amounts have been adjusted to reflect 5% stock dividends declared in 2006 and in 2005. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

         As of December 31, 2006, American River Bank had $200,000 in retained earnings available for dividend payments to the Company, which in turn could be paid out to shareholders of the Company.

Stock Repurchases

         On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The 24,087 shares reported in the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2006. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter ended December 31, 2006 and the maximum amount available to repurchase under the repurchase plan.

----------------------------------------------------------------------------------------------------------------------------
          Period                  (a)                (b)                     (c)                            (d)
                            Total Number of     Average Price       Total Number of Shares    Maximum Number (or Approximate
                               Shares (or       Paid Per Share     (or Units) Purchased as      Dollar Value) of Shares (or
                            Units) Purchased      (or Unit)            Part of Publicly           Units) That May Yet Be
                                                                      Announced Plans or       Purchased Under the Plans or
                                                                           Programs                      Programs
----------------------------------------------------------------------------------------------------------------------------
         Month #1
     October 1 through               --            $    --                      --                      52,587 shares
     October 31, 2006
         Month #2
    November 1 through           26,500            $ 25.53                  26,500                      26,087 shares
    November 30, 2006
         Month #3
    December 1 through            2,000            $ 25.48                   2,000                      24,087 shares
    December 31, 2006
----------------------------------------------------------------------------------------------------------------------------
          Total                  28,500            $ 25.53                  28,500
----------------------------------------------------------------------------------------------------------------------------

         During 2006, the Company repurchased 271,573 shares; in 2005, the Company repurchased 84,341 shares; in 2004, the Company repurchased 10,766 shares; in 2003, the Company repurchased 1,737 shares and in 2002, the Company repurchased 75,961 shares under the repurchase plan.

Item 6. Selected Financial Data.

FINANCIAL SUMMARY-The following table presents certain consolidated financial information concerning the business of the Company and its subsidiaries. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report. All per share data has been retroactively restated to reflect stock dividends and stock splits. In December 2004, the Company completed a merger with Bank of Amador. The merger transaction was accounted for using the purchase method of accounting and accordingly the results of their operations are included in the table below.

As of and for the Years Ended December 31,
(In thousands, except per share amounts and ratios)

                                                  2006         2005          2004          2003          2002
STATEMENT OF OPERATIONS DATA
Net interest income                           $   27,066    $   26,462    $   19,418    $   16,866    $   15,073
Provision for loan and lease losses                  320           322           895           946           644
Other income                                       2,443         2,329         2,395         2,253         2,323
Other expenses                                    14,388        13,493        11,713        10,372         9,389
Income before income taxes                        14,801        14,976         9,205         7,801         7,363
Income taxes                                       5,739         5,792         3,378         3,060         2,904
Net income                                    $    9,062    $    9,184    $    5,827    $    4,741    $    4,459
Earnings per share - basic                    $     1.56    $     1.56    $     1.18    $     1.03    $     0.97
Earnings per share - diluted                        1.53          1.53          1.13          0.95          0.91
Cash dividends per share                            0.58          0.51          0.40          0.26          0.20

Book value per share                               11.02         10.66         10.07          7.55          6.96
Tangible book value per share                       7.87          7.60          6.94          7.54          6.94

BALANCE SHEET DATA:
Balance sheet totals-end of period:
   Assets                                     $  604,003    $  612,763    $  586,666    $  397,393    $  342,563
   Loans and leases, net                         382,993       365,571       352,467       262,464       229,008
   Deposits                                      493,875       500,706       475,387       322,507       275,796
   Shareholders' equity                           62,371        62,746        58,990        35,457        31,726
Average balance sheet amounts:
   Assets                                     $  603,040    $  596,670    $  439,012    $  363,175    $  309,574
   Loans and leases                              381,465       360,319       277,647       248,342       209,133
   Earning assets                                544,794       537,031       400,265       333,800       280,623
   Deposits                                      488,026       494,905       357,420       279,883       263,323
   Shareholders' equity                           62,570        60,641        39,163        33,461        29,509

SELECTED RATIOS:
For the year:
   Return on average equity                        14.48%        15.14%        14.88%        14.17%        15.11%
   Return on average assets                         1.50%         1.54%         1.33%         1.31%         1.44%
   Efficiency ratio *                              47.11%        45.16%        53.12%        53.73%        53.43%
   Net interest margin *                            5.03%         4.98%         4.90%         5.10%         5.43%
   Net chargeoffs to average loans & leases         0.03%         0.04%         0.08%         0.08%         0.03%
At December 31:
   Average equity to average assets                10.38%        10.16%         8.92%         9.21%         9.53%
   Leverage capital ratio                           7.81%         7.66%         8.35%         8.96%         8.93%
   Allowance for loan and leases losses to
    total loans and leases                          1.51%         1.53%         1.54%         1.48%         1.38%

*    fully taxable equivalent

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following is American River Bankshares management's discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2006, 2005, and 2004.

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

         In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company adopted FAS 123 (R) on a modified prospective method, beginning on January 1, 2006. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for the year ended December 31, 2006, was $221,000 and $184,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share and basic earnings per share for the year ended December 31, 2006 would have increased $0.04 and $0.03, respectively, had the Company continued to account for share-based compensation under APB Opinion No. 25.

         The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and the risk-free interest rate.

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company performed an evaluation of the goodwill, recorded as a result of the Bank of Amador acquisition, during the fourth quarter of 2006 and determined that there was no impairment. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

Overview

         The Company recorded its 92nd consecutive profitable quarter for the quarter ended December 31, 2006. Net income in 2006 decreased 1.3% to $9,062,000 versus $9,184,000 in 2005. Diluted earnings per share for 2006 and 2005 were identical--$1.53. For 2006, the Company realized a return on average equity of 14.48% and a return on average assets of 1.50%, as compared to 15.14% and 1.54% for 2005.

         Net income for 2005 was $3,357,000 (57.6%) higher than the $5,827,000 recorded in 2004. Diluted earnings per share in 2004 were $1.13, return on average assets was 1.33% and return on average equity was 14.88%. During December of 2004, the Company completed a merger with Bank of Amador, therefore, 2005 includes the first full year of results from Bank of Amador.

         All share and per share data for 2006, 2005 and 2004 have been adjusted for 5% stock dividends distributed on December 22, 2006, December 23, 2005 and January 28, 2005.

Table One below provides a summary of the components of net income for the years indicated:

Table One:  Components of Net Income
--------------------------------------------------------------------------------
         For the twelve months ended:

(In thousands, except percentages)           2006         2005         2004
                                          ----------   ----------   ----------
Net interest income*                      $   27,396   $   26,767   $   19,602
Provision for loan and lease losses             (320)        (322)        (895)
Noninterest income                             2,443        2,329        2,395
Noninterest expense                          (14,388)     (13,493)     (11,713)
Provision for income taxes                    (5,739)      (5,792)      (3,378)
Tax equivalent adjustment                       (330)        (305)        (184)
                                          ----------   ----------   ----------

Net income                                $    9,062   $    9,184   $    5,827
                                          ==========   ==========   ==========

================================================================================
Average total assets                      $  603,040   $  596,670   $  439,012
Net income as a percentage
  of average total assets                       1.50%        1.54%        1.33%
--------------------------------------------------------------------------------

*    Fully taxable equivalent basis (FTE)

         During 2006, total assets of the Company decreased $8,760,000 (1.4%) to a total of $604,003,000 at year-end. At December 31, 2006, net loans totaled $382,993,000, up $17,422,000 (4.8%) from the ending balances on December 31, 2005. Deposits decreased 1.4% during 2006 resulting in ending deposit balances of $493,875,000. The Company ended 2006 with a Tier 1 capital ratio of 10.3% and a total risk-based capital ratio of 11.6%.

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

         The Company's fully taxable equivalent net interest margin was 5.03% in 2006 and 4.98% in 2005. The fully taxable equivalent net interest margin in dollars was up $629,000 (2.3%) in 2006 over 2005.

         The fully taxable equivalent interest income component increased from $33,518,000 in 2005 to $38,284,000 in 2006, representing a 14.2% increase. The increase in the fully taxable equivalent interest income for 2006 compared to the same period in 2005 is broken down by rate (up $3,681,000) and volume (up $1,085,000). The rate increase can be attributed to increases implemented by the Company during 2004 and 2005 and continuing through the end of 2006 in response to the Federal Reserve Board (the "FRB") increases in the Federal funds and Discount rates. Increases by the FRB have resulted in seventeen 25 basis point increases since June 2004. The overall increasing interest rate environment since June 2004 has resulted in a 79 basis point increase in the yield on average earning assets from 6.24% for 2005 to 7.03% for 2006. The volume increase was the result of a 1.5% increase in average earning assets and a shift in balances from lower earning investment balance to higher earning loan balances. Average loan balances were up $21,146,000 (5.9%) in 2006 over the balances in 2005, while average investment securities balances were down $10,066,000 (6.0%). The increase in average loans is the result of concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market.

         The fully taxable equivalent interest income component increased from $22,820,000 in 2004 to $33,518,000 in 2005, representing a 46.9% increase. The increase in the fully taxable equivalent interest income for 2005 compared to the same period in 2004 is broken down by rate (up $3,036,000) and volume (up $7,662,000). The rate increase can be attributed to increases implemented by the Company during 2004 and 2005 in response to the FRB increases in the Federal funds and Discount rates. Increases by the FRB resulted in thirteen 25 basis point increases from June 2004 to December 31, 2005. The overall increasing interest rate environment over that same time period resulted in a 54 basis point increase in the yield on average earning assets from 5.70% for 2004 to 6.24% for 2005. The volume increase was the result of a 34.2% increase in average earning assets. Average loan balances were up $82,672,000 (29.8%) in 2005 over the balances in 2004, while average investment securities balances were up $53,499,000 (46.7%). The increase in average loans and investments is the result of the Bank of Amador acquisition that was completed in December 2004, and a concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market.

         Interest expense increased $4,137,000 (61.3%) in 2006 compared to 2005. The increase in rates paid on interest bearing liabilities resulted in an increase of $3,561,000 in interest expense. The rates paid on interest bearing liabilities increased 107 basis points on a year-over-year basis and was a result of the higher overall interest rate environment as well as an increase in higher cost other borrowings. The increase in other borrowings is primarily the result of a decline in deposit balances--both interest bearing and noninterest bearing. The decline in deposit balances is primarily related to an increase in the number of financial institutions in the Sacramento market. In addition, the Company has seen a decline in the deposit balances in a number of its business accounts as a result of these businesses paying down debt and/or investing in real estate or business inventory. Although these balances declined the customer relationships were maintained and the decreasing deposit balances were replaced with funds from other borrowing sources. The average balances on interest bearing liabilities were $5,226,000 (1.4%) higher in 2006 versus 2005. The higher balances accounted for a $576,000 increase in interest expense. In 2006, average deposits were down $6,879,000 (1.4%) and other borrowings were up $11,687,000 (33.4%)

         Interest expense increased $3,533,000 (109.8%) in 2005 compared to 2004. The average balances on interest bearing liabilities were $91,680,000 (32.5%) higher in 2005 versus 2004. The higher balances accounted for a $1,028,000 increase in interest expense. The higher balances were due to the Bank of Amador acquisition and internal growth of average interest bearing deposits. The increase in rates paid on interest bearing liabilities resulted in an increase of $2,505,000 in interest expense. The rates paid on interest bearing liabilities increased 67 basis points on a year-over-year basis and was a result of the higher interest rate environment.

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


Table Two:  Analysis of Net Interest Margin on Earning Assets
---------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                 2006                                2005                                2004
                         --------------------------------    --------------------------------    --------------------------------
(Taxable
Equivalent Basis)           Avg                     Avg         Avg                     Avg         Avg                     Avg
(In thousands, except     Balance     Interest     Yield      Balance     Interest     Yield      Balance     Interest     Yield
 percentages)            ---------    ---------   -------    ---------    ---------   -------    ---------    ---------   -------
Assets:
Earning assets
 Loans and leases (1)    $ 381,465    $  31,082      8.15%   $ 360,319    $  26,536      7.36%   $ 277,647    $  18,115      6.52%
 Taxable investment
   securities              129,608        5,545      4.28%     141,855        5,436      3.83%     101,728        3,751      3.69%
 Tax-exempt investment
   securities (2)           27,886        1,355      4.86%      25,705        1,228      4.78%      12,324          713      5.79%
 Corporate stock               559           42      7.51%         559           40      7.16%         568           40      7.04%
 Federal funds sold            359           19      5.29%       2,826           90      3.18%       2,711           67      2.47%
 Investments in time
   Deposits                  4,917          241      4.90%       5,767          188      3.26%       5,287          134      2.53%
                         ---------    ---------              ---------    ---------              ---------    ---------
Total earning assets       544,794       38,284      7.03%     537,031       33,518      6.24%     400,265       22,820      5.70%
                                      ---------                           ---------                           ---------
Cash & due from banks       28,401                              29,566                              30,263
Other assets                35,708                              35,760                              12,836
Allowance for loan &
 lease losses               (5,863)                             (5,687)                             (4,352)
                         ---------                           ---------                           ---------
                         $ 603,040                           $ 596,670                           $ 439,012
                         =========                           =========                           =========

Liabilities & Shareholders' Equity:
Interest bearing
 liabilities:
 NOW & MMDA              $ 168,128        3,204      1.91%   $ 185,634        2,247      1.21%   $ 146,041        1,099      0.75%
 Savings                    34,911          242      0.69%      39,102          150      0.38%      24,527           56      0.23%
 Time deposits             128,955        5,231      4.06%     113,719        3,249      2.86%      72,987        1,356      1.86%
 Other borrowings           46,690        2,211      4.74%      35,003        1,105      3.16%      38,223          707      1.85%
                         ---------    ---------              ---------    ---------              ---------    ---------
Total interest bearing
 Liabilities               378,684       10,888      2.88%     373,458        6,751      1.81%     281,778        3,218      1.14%
                                      ---------                           ---------                           ---------
Demand deposits            156,032                             156,450                             113,865
Other liabilities            5,754                               6,121                               4,206
                         ---------                           ---------                           ---------
Total liabilities          540,470                             536,029                             399,849
Shareholders' equity        62,570                              60,641                              39,163
                         ---------                           ---------                           ---------
                         $ 603,040                           $ 596,670                           $ 439,012
                         =========                           =========                           =========
Net interest income &
  Margin (3)                          $  27,396      5.03%                $  26,767      4.98%                $  19,602      4.90%
                                      =========   =======                 =========   =======                 =========   =======

(1) Loan and lease interest includes loan and lease fees of $873,000, $1,091,000 and $741,000 in 2006, 2005 and 2004, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34.3% in 2006 and 34.0% in 2005 and 2004.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.


Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and
              Expenses
-------------------------------------------------------------------------------------------------------------
Year ended December 31, 2006 over 2005 (dollars in thousands)
Increase (decrease) due to change in:

                                                                       Volume        Rate (4)      Net Change
                                                                     ----------     ----------     ----------
Interest-earning assets:
   Net loans and leases (1)(2)                                       $    1,557     $    2,989     $    4,546
   Taxable investment securities                                           (469)           578            109
   Tax-exempt investment securities (3)                                     104             23            127
   Corporate stock                                                           --              2              2
   Federal funds sold & other                                               (79)             8            (71)
   Investment in time deposits                                              (28)            81             53
                                                                     ----------     ----------     ----------
     Total                                                                1,085          3,681          4,766
                                                                     ----------     ----------     ----------
Interest-bearing liabilities:
   Demand deposits                                                         (212)         1,169            957
   Savings deposits                                                         (16)           108             92
   Time deposits                                                            435          1,547          1,982
   Other borrowings                                                         369            737          1,106
                                                                     ----------     ----------     ----------
     Total                                                                  576          3,561          4,137
                                                                     ----------     ----------     ----------
Interest differential                                                $      509     $      120     $      629
                                                                     ==========     ==========     ==========

Year Ended December 31, 2005 over 2004 (in thousands)
Increase (decrease) due to change in:

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
                                                                     ==========     ==========     ==========

(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans and leases.
(2) Loan and lease fees of $873,000, $1,091,000 and $741,000 for the years ended December 31, 2006, 2005 and 2004, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34.3% in 2006 and 34.0% in 2005 and 2004.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $320,000 for loan and lease losses in 2006 as compared to $322,000 for 2005. Net loan charge-offs for 2006 were $125,000 as compared to $139,000 in 2005. In 2006, net loan charge-offs as a percentage of average loans outstanding were .03% compared to .04% in 2005. In 2004, the Company provided $895,000 for loan and lease losses and net charge-offs were $209,000. For further information please see "Allowance for Loan and Lease Losses Activity."

Service Charges and Fees and Other Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
---------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                                                           ----------------------------------------
                                                              2006           2005           2004
                                                           ----------     ----------     ----------
         Service charges on deposit accounts               $      783     $      672     $      551
         Merchant fee income                                      549            509            393
         Accounts receivable servicing fees                       372            356            316
         Bank owned life insurance                                256            179             69
         Income from residential lending division                 192            283            187
         Gain on sale of available-for-sale securities              1             48             --
         Gain on life insurance death benefit                      --             --            553
         Other                                                    290            282            326
                                                           ----------     ----------     ----------
                                                           $    2,443     $    2,329     $    2,395
                                                           ==========     ==========     ==========

         Noninterest income was up $114,000 (4.9%) to $2,443,000 in 2006 from the 2005 level. The increase in noninterest income can be attributed to increases in fees from service charges (up $111,000 or 16.5%), increases in fees from merchant income (up $40,000 or 7.9%), and an increase in bank owned life insurance. The Company experienced a decrease in residential lending fee income (down $91,000 or 32.2%). The increase in service charges resulted from a restructuring of the deposit service fee tables. The increase in income from bank owned life insurance is related to the overall increase in interest rates. The income from these instruments is interest rate driven, thus increases in interest rates will result in higher income. The decrease in income from residential lending is also reflective of the increase in rates--as interest rates increase the number of refinances decreases.

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

Salaries and Benefits

         Salaries and benefits, which include commissions, were $7,816,000 (up $858,000 or 12.3%) for 2006 as compared to $6,958,000 in 2005. The increase is primarily the result of market-condition salary adjustments, additional administrative staff to address the burden of more stringent compliance and regulatory issues, and the addition of service personnel to help achieve strategic growth in business banking. In addition, the adoption of FAS 123(R) in January of 2006 resulted in an increase in salaries and benefits of $134,000 during 2006. See Notes 2 and 13 to the financial statements for additional information on FAS 123(R). At the end of 2006, the full-time equivalent staff was 129, up 6 from the 123 at the end of 2005.

         Salaries and benefits were $6,958,000 (up $910,000 or 15.0%) for 2005 as compared to $6,048,000 in 2004. The increase is primarily the result of salaries, taxes and benefits paid to the employees of the three new offices added as a result of the Bank of Amador acquisition which was completed in December 2004 ($742,000) and cost of living raises, higher salary costs to retain key employees in a competitive market, and overall higher health care related costs. At the end of 2005, the full-time equivalent staff was 123, equal to the 123 at the end of 2004.

Occupancy, Furniture and Equipment

         Occupancy expense increased $155,000 (12.6%) during 2006 to $1,384,000, up from $1,229,000 in 2005. The majority of the increase relates to normal rent increases in the Company's leased facilities and costs associated with the Company's new administration headquarters office lease at 3100 Zinfandel Drive, Rancho Cordova CA, which was occupied in October 2005. The new office contributed $126,000 to the increased occupancy expense. Furniture and equipment expense was $812,000 in 2006 compared to $918,000 in 2005, representing a $106,000 (11.5%) decrease. The decrease in furniture and equipment expense relates to less amortization of technology related equipment. Although still being used, certain equipment has reached its fully depreciated life.

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

Other Expenses

         Table Five below provides a summary of the components of noninterest expense for the periods indicated (dollars in thousands):

                                                                   Year Ended December 31,
                                                           -----------------------------------------
                                                              2006           2005           2004
                                                           ----------     ----------     ----------
         Professional fees                                 $      778     $      732     $      478
         Outsourced item processing                               495            489            383
         Telephone and postage                                    411            439            280
         Advertising and promotion                                357            331            288
         Stationery and supplies                                  335            303            262
         Amortization of intangible assets                        330            352             30
         Directors' expense                                       311            429            518
         Donations                                                 88             82            527
         Other operating expenses                               1,271          1,231          1,156
                                                           ----------     ----------     ----------
                                                           $    4,376     $    4,388     $    3,922
                                                           ==========     ==========     ==========

         Other expenses were $4,376,000 (down $12,000 or 0.3%) for 2006 as compared to $4,388,000 for 2005. Professional fees increased $46,000 (6.3%) and directors' expense decreased $150,000 (35.0%). The increase in professional fees relates to the Company's decision in 2005 to outsource our network administration and some other IT related areas. The decrease in directors' expense relates to no expense in 2006 from the former Gross-Up Plan (the "Plan") as it was fully funded in 2005--the Company recorded $148,000 in expense in 2005 related to the Plan. The Plan, which was terminated in August of 2005, compensated for the tax effects of the exercise of nonstatutory stock options. The Plan named certain non-employee Directors as participants and applied only to those options granted on August 25, 1995. In addition, the 2005 directors' expense included $37,000 more in payment to retired directors that in 2006. The 2006 directors' expense also included $87,000 in stock option expense related to FAS 123 (R), which was adopted by the Company on January 1, 2006. The overhead efficiency ratio on a taxable equivalent basis for 2006 was 47.1% as compared to 45.2% in 2005.

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

Provision for Taxes

         The effective tax rate on income was 38.8%, 38.7% and 36.7% in 2006, 2005 and 2004, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense (net of federal tax effect) of $1,006,000, $1,033,000 and $589,000 in these years. Tax-exempt income of $955,000, $896,000 and $533,000 from investment securities in these years helped to reduce the effective tax rate. The 2004 effective tax rate was further reduced by tax-exempt income of $553,000 from the proceeds from a life insurance policy.

Balance Sheet Analysis

         The Company's total assets were $604,003,000 at December 31, 2006 as compared to $612,763,000 at December 31, 2005, representing a decrease of $9,760,000 (1.6%). The average balances of total assets during 2006 were $603,040,000 which represents an increase of $6,370,000 (1.1%) over the 2005 total of $596,670,000.

Investment Securities

         The Company classifies its investment securities as trading, held to maturity or available for sale. The Company's intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Six below summarizes the values of the Company's investment securities held on December 31 of the years indicated.

Table Six: Investment Securities Composition
---------------------------------------------------------------------------------------------------
(dollars in thousands)

Available-for-sale (at fair value)                            2006            2005          2004
---------------------------------------------------------------------------------------------------
Debt securities:
   U.S. Government agencies                                $   28,123     $   49,119     $   46,701
   Mortgage-backed securities                                  33,236         36,326         40,359
   Obligations of states and political subdivisions
                                                               41,224         37,106         27,240
   Corporate debt securities                                    1,003          1,014          1,114
Equity securities:
   Corporate stock                                                623            624            627
---------------------------------------------------------------------------------------------------
Total available-for-sale investment securities             $  124,209     $  124,189     $  116,401
===================================================================================================
Held-to-maturity (at amortized cost)
---------------------------------------------------------------------------------------------------
Debt securities:
   Mortgage-backed securities                              $   44,031     $   45,012     $   41,203
---------------------------------------------------------------------------------------------------
Total held-to-maturity investment securities               $   44,031     $   45,012     $   41,203
===================================================================================================

See Table Sixteen for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) multi-family real estate; 4) real estate construction (both commercial and residential); 5) residential real estate; 6) lease financing receivable; 7) agriculture; and 8) consumer loans. At December 31, 2006, these categories accounted for approximately 22%, 45%, 1%, 23%, 2%, 2%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 21%, 42%, 1%, 28%, 1%, 2%, 2% and 3% at December 31, 2005. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating over $218 million in new loans. The Company reported net increases in balances for commercial ($7,888,000 or 10.1%), commercial real estate ($21,143,000 or 13.7%), and residential real estate ($4,009,000 or 85.7%). Despite the record loan originations and the development of new borrowers, the Company experienced a decrease in multi-family real estate ($149,000 or 4.0%), real estate construction ($12,734,000 or 12.4%), lease financing receivable ($1,592,000 or 20.0%), agriculture ($767,000 or 9.4%), and consumer loans ($188,000 or 1.6%) as a result of paydowns.

Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven Loan and Lease Portfolio Composition
--------------------------------------------------------------------------------------------------------
                                                               December 31,
                                  ----------------------------------------------------------------------
(dollars in thousands)               2006           2005           2004           2003           2002
--------------------------------------------------------------------------------------------------------
Commercial                        $   85,859     $   77,971     $   66,864     $   57,346     $   49,231

Real estate:
   Commercial                        175,643        154,500        166,263        142,249        119,977
   Multi-family                        3,618          3,767          2,660          5,301          7,573
   Construction                       90,314        103,048         90,162         37,434         32,385
   Residential                         8,689          4,680          5,236          1,508          1,661
Lease financing receivable             6,375          7,967          9,994          9,276          6,766
Agriculture                            7,362          8,129          8,252          8,027          8,824
Consumer                              11,712         11,900          9,417          5,950          6,371
--------------------------------------------------------------------------------------------------------
                                     389,572        371,962        358,848        267,091        232,788
Deferred loan fees, net                 (705)          (712)          (885)          (678)          (583)
Allowance for loan and
    Lease losses                      (5,874)        (5,679)        (5,496)        (3,949)        (3,197)
--------------------------------------------------------------------------------------------------------
Total net loans and leases        $  382,993     $  365,571     $  352,467     $  262,464     $  229,008
========================================================================================================

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

         Average net loans and leases in 2006 were $381,465,000 which represents an increase of $21,146,000 (5.9%) over the average in 2005. Average net loans and leases in 2005 were $360,319,000 which represents an increase of $82,672,000 (29.8%) over the average in 2004. Loan growth in 2006 and 2005 resulted from a favorable economy in the Company's market area, new borrowers developed through the Company's marketing efforts, and credit extensions expanded to existing borrowers. Additionally, the average loan growth in 2005 increased in part due to the addition of the Bank of Amador loans at the end of 2004.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 71.4% of the Company's loan and lease portfolio at December 31, 2006, down from 71.5% at December 31, 2005. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         The recorded investments in nonaccrual loans and leases and loans that were accrued and 90 days or more past due totaled $78,000 and $91,000 at December 31, 2006 and 2005, respectively. The related allowance for losses for these loans and leases at December 31, 2006 and December 31, 2005 was $26,000 and $24,000, respectively. Management believes that the allowance allocations are adequate for the inherent risk of those loans and leases. The average recorded investment in nonaccrual loans and leases for the years ended December 31, 2006, 2005 and 2004 was $137,000, $271,000 and $124,000, respectively.

         Interest due but excluded from interest income on nonaccrual loans and leases was not material during 2006, 2005 and 2004. In 2006, 2005 and 2004, interest income recognized from payments received on nonaccrual loans and leases was also not material.

         Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more as of year-end for the past five years.

Table Eight:  Non-Performing Loans and Leases
-----------------------------------------------------------------------------------------------------------------------
                                                                               December 31,
                                                 ----------------------------------------------------------------------
(dollars in thousands)                              2006           2005           2004           2003           2002
-----------------------------------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Commercial                                    $       --     $       24     $       --     $        2     $        2
   Real estate                                           13             --             --             --             --
   Lease financing receivable                            --             --             11             --             --
   Consumer and other                                    --             --             --             --             --
Nonaccrual:
   Commercial                                            --             --             52             --             42
   Real estate                                           12             15            113             --            160
   Lease financing receivable                            53             52             71            179             --
   Consumer and other                                    --             --             --             --              2
-----------------------------------------------------------------------------------------------------------------------
Total non-performing loans and leases            $       78     $       91     $      247     $      181     $      206
=======================================================================================================================

         There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2006. Management is not aware of any potential problem loans or leases, which were accruing and current at December 31, 2005 or 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

         Table Nine below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Nine: Allowance for Loan and Lease Losses
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except for
percentages)                                                             Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                    2006           2005           2004           2003           2002
-----------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding             $  381,465     $  360,319     $  277,647     $  248,342     $  209,133
-----------------------------------------------------------------------------------------------------------------------

Allowance for loan & lease losses
at beginning of period                           $    5,679     $    5,496     $    3,949     $    3,197     $    2,614

Loans and leases charged off:
   Commercial                                            71             72             --             13             44
   Real estate                                           --             --             --             --             59
   Consumer                                               1             --              1              8             48
   Lease financing receivable                            78            134            268            333             --
-----------------------------------------------------------------------------------------------------------------------
Total                                                   150            206            269            354            151
-----------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases
previously charged off:
   Commercial                                             6              9             57            113              1
   Real estate                                           --             --             --             47             85
   Consumer                                               9              2              3             --              4
   Lease financing receivable                            10             56             --             --             --
-----------------------------------------------------------------------------------------------------------------------
Total                                                    25             67             60            160             90
-----------------------------------------------------------------------------------------------------------------------
Net loans and leases charged off                        125            139            209            194             61
Allowance acquired in merger                             --             --            861             --             --
Additions to allowance charged
  to operating expenses                                 320            322            895            946            644
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan and
  Lease losses at end of period                  $    5,874     $    5,679     $    5,496     $    3,949     $    3,197

Ratio of net charge-offs to average
  Loans and leases outstanding                          .03%           .04%           .08%           .08%           .03%

Provision for loan and lease losses
  to average loans and leases
  outstanding                                           .08%           .09%           .32%           .38%           .31%

Allowance for loan and lease losses
  to loans and leases, net of
  deferred fees, at end of period                      1.51%          1.53%          1.54%          1.48%          1.38%

         The allowance for loan and lease losses totaled $5,874,000 or 1.51% of total loans and leases at December 31, 2006, $5,679,000 or 1.53% of total loans and leases at December 31, 2005, and $5,496,000 or 1.54% at December 31, 2004.

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

         As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management's conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2006. The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Table Ten:  Allowance for Loan and Lease Losses by Loan Category
-------------------------------------------------------------------------------------------------------------------------------
(in thousands,
except percentages)                         December 31, 2006             December 31, 2005            December 31, 2004
-------------------------------------------------------------------------------------------------------------------------------
                                                   Percent of loans              Percent of loans              Percent of loans
                                                   in each category              in each category              in each category
                                         Amount     to total loans      Amount    to total loans     Amount     to total loans
-------------------------------------------------------------------------------------------------------------------------------
Commercial                             $    1,269           22.1%    $    1,056           21.0%    $    1,028           18.6%
Real estate                                 4,332           71.4%         3,948           71.5%         3,825           73.7%
Agriculture                                     7            1.9%           213            2.2%           110            2.3%
Consumer                                      131            3.0%           246            3.2%           220            2.6%
Lease financing receivable                    135            1.6%           216            2.1%           313            2.8%
-------------------------------------------------------------------------------------------------------------------------------
Total allocated                        $    5,874          100.0%    $    5,679          100.0%    $    5,496          100.0%
-------------------------------------------------------------------------------------------------------------------------------

                                            December 31, 2003             December 31, 2002
-------------------------------------------------------------------------------------------------
                                                   Percent of loans              Percent of loans
                                                   in each category              in each category
                                         Amount     to total loans      Amount    to total loans
-------------------------------------------------------------------------------------------------
Commercial                             $      865           21.5%    $      660           21.1%
Real estate                                 2,579           69.8%         2,173           69.5%
Agriculture                                   201            3.0%           116            3.8%
Consumer                                       91            2.2%           152            2.9%
Lease financing receivable                    213            3.5%            96            2.7%
-------------------------------------------------------------------------------------------------
Total allocated                        $    3,949          100.0%    $    3,197          100.0%
-------------------------------------------------------------------------------------------------

Other Real Estate

         At December 31, 2006 and 2005, the Company did not have any Other Real Estate properties.

Deposits

         At December 31, 2006, total deposits were $493,875,000 representing a decrease of $6,831,000 (1.4%) over the December 31, 2005 balance of $500,706,000. The Company's deposit growth plan for 2006 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. However, due to the competitive rate environment, the Company experienced slight decreases in all deposit categories, except for time deposits. During 2006, time deposits increased $13,038,000 (11.0%) from the total of $118,791,000 at December 31, 2005.

Other Borrowed Funds

         Other borrowings outstanding as of December 31, 2006 consist of advances (both long-term and short-term) from the Federal Home Loan Bank (the "FHLB"). The following table summarizes these borrowings (dollars in thousands):


                                                   2006                          2005                     2004
                                        -------------------------------------------------------------------------------
                                          Amount         Rate         Amount         Rate         Amount        Rate
                                        -------------------------------------------------------------------------------
          Short-term borrowings:

             FHLB advances              $   37,270         5.08%    $   39,386         3.73%    $   24,457         1.85%
                                        -------------------------------------------------------------------------------
          Total short-term borrowings   $   37,270         5.08%    $   39,386         3.73%    $   24,457         1.85%
                                        -------------------------------------------------------------------------------

          Long-term borrowings:

             FHLB advances              $    5,000         4.95%    $    4,270         4.10%    $    9,832         3.15%
                                        -------------------------------------------------------------------------------
         Total long-term borrowings     $    5,000         4.92%    $    4,270         4.10%    $    9,832         3.15%
                                        -------------------------------------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during 2006, 2005 and 2004, was $64,489,000, $39,386,000, and $40,855,000,
respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                            Short Term             Long Term

                    Amount                  $  37,270             $   5,000
                    Maturity                     2007                  2008
                    Average rates               5.08%                 4.92%

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

         On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company's common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. During 2006, the Company repurchased 271,573 shares; during 2005, the Company repurchased 84,341 shares; during 2004, the Company repurchased 10,766 shares, in 2003, the company repurchased 1,737 shares and in 2002, the Company repurchased 75,961 shares under the repurchase plan. See "Stock Repurchases" under Item 5 on page 20 for more information regarding the stock repurchase plan.

         The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2006, shareholders' equity was $62,371,000, representing a decrease of $375,000 (0.6%) from $62,746,000 at December 31, 2005. This decrease was attributable principally to the retention of earnings offset by the payment of cash dividends and the repurchase of Company stock. In 2005, shareholders' equity increased $3,756,000 (6.4%) from 2004. The ratio of total risk-based capital to risk adjusted assets was 11.6% at December 31, 2006 compared to 11.8% at December 31, 2005. Tier 1 risk-based capital to risk-adjusted assets was 10.3% at December 31, 2006 and 10.6% at December 31, 2005.

         Table Eleven below lists the Company's actual capital ratios at December 31, 2006 and 2005 as well as the minimum capital ratios for capital adequacy.

Table Eleven:  Capital Ratios
-------------------------------------------------------------------------------------------------
                                                   At December 31,            Minimum Regulatory
Capital to Risk-Adjusted Assets                  2006           2005         Capital Requirements
-------------------------------------------------------------------------------------------------
Leverage ratio                                     7.8%           7.6%              4.00%

Tier 1 Risk-Based Capital                         10.3%          10.6%              4.00%

Total Risk-Based Capital                          11.6%          11.8%              8.00%

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

         Table Twelve below summarizes the effect on net interest income (NII) of a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

   Table Twelve:  Interest Rate Risk Simulation of Net Interest as of December 31, 2006
   ------------------------------------------------------------------------------------
    (dollars in thousands)                                   $ Change in NII
                                                               from Current
                                                             12 Month Horizon
        Variation from a constant rate scenario              ----------------
                 +200bp                                          $   87
                 -200bp                                          $ (295)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Interest Rate Sensitivity Analysis

         Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps. Table Thirteen below lists the maturity or repricing time buckets as of December 31, 2006.

Table Thirteen:  Interest Rate Sensitivity
December 31, 2006
-----------------------------------------------------------------------------------------------------------------------
Assets and Liabilities which mature or reprice within (days):
                                                                                                 Non-
(dollars in thousands)                0-90          91-180        181-365       Over 365       repricing        Total
-----------------------------------------------------------------------------------------------------------------------
Assets:
   Investments                    $   14,847     $    7,398     $   15,557     $  118,460     $       --     $  156,262
   Loans and leases                  171,150         27,871         34,259        149,713             --        382,993
   Other assets                           --             --             --             --         64,748         64,748
-----------------------------------------------------------------------------------------------------------------------
     Total assets                 $  185,997     $   35,269     $   49,816     $  268,173     $   64,748     $  604,003
=======================================================================================================================

Liabilities:
   Noninterest bearing            $       --     $       --     $       --     $       --     $  160,574     $  160,574
   Interest bearing:
     NOW Accounts                     20,908          8,363          6,271          6,272             --         41,814
     Money market                     61,380         24,552         18,417         18,416             --        122,765
     Savings                          18,446          7,378          3,690          7,379             --         36,893
     Time certificates                63,739         28,154         21,741         18,195             --        131,829
   Short-term borrowings              24,000          2,500         10,770             --             --         37,270
   Long-term borrowings                   --             --             --          5,000             --          5,000
   Other liabilities                      --             --             --             --          5,487          5,487
   Shareholders' equity                   --             --             --             --         62,371         62,371
-----------------------------------------------------------------------------------------------------------------------
   Total liabilities
    and shareholders' equity      $  188,473     $   70,947     $   60,889     $   55,262     $  228,432     $  604,003
=======================================================================================================================

Interest rate
   sensitivity gap                $   (2,476)    $  (35,678)    $  (11,073)    $  212,911     $ (163,684)
Cumulative interest
   rate sensitivity gap           $   (2,476)    $  (38,154)    $  (49,227)    $  163,684             --

         A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect. As reflected in Table Thirteen, at December 31, 2006, the cumulative gap through the one-year time horizon indicates a liability sensitive position.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2006, 2005 and 2004.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2006 were approximately $114,582,000 and $5,701,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2006, consolidated liquid assets totaled $65.9 million or 10.9% of total assets compared to $99.2 million or 16.2% of total assets on December 31, 2005. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $53,000,000 with correspondent banks. At December 31, 2006, the Company had $53,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At December 31, 2006, American River Bank could have arranged for up to $132,861,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2006, the Company had $84,091,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

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

         The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends from its subsidiaries to service its commitments. The Company expects that the cash dividends paid by American River Bank to the Company will be sufficient to meet this payment schedule. The maturity distribution of certificates of deposit is set forth in Table Fourteen below for the periods presented. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Table Fourteen:  Certificates of Deposit Maturities
December 31, 2006
-------------------------------------------------------------------------------
                                                       Less than        Over
(dollars in thousands)                                 $100,000       $100,000
-------------------------------------------------------------------------------
 Three months or less                                 $   17,473     $   46,266
 Over three months through six months                     12,512         15,641
 Over six months through twelve months                    10,657         11,084
 Over twelve months                                        8,618          9,578
-------------------------------------------------------------------------------
 Total                                                $   49,260     $   82,569
===============================================================================

         Loan and lease demand also affects the Company's liquidity position. Table Fifteen below presents the maturities of loans and leases for the period indicated.

Table Fifteen:  Loan and Lease Maturities (Gross Loans and Leases)
December 31, 2006
-------------------------------------------------------------------------------
                         One year   One year through    Over
(dollars in thousands)    or less      five years     five years        Total
-------------------------------------------------------------------------------
 Commercial             $   37,048     $   40,810     $    8,001     $   85,859
 Real estate                97,772         50,650        129,842        278,264
 Agriculture                   780            865          5,717          7,362
 Consumer                      644          3,312          7,756         11,712
 Leases                        464          5,064            847          6,375
-------------------------------------------------------------------------------
 Total                  $  136,708     $  100,701     $  152,163     $  389,572
===============================================================================

         Loans and leases shown above with maturities greater than one year include $198,933,000 of floating interest rate loans and $53,931,000 of fixed rate loans and leases.

         The carrying amount, maturity distribution and weighted average yield of the Company's investment securities available-for-sale and held-to-maturity portfolios are presented in Table Sixteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Table Sixteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2006, 2005 and 2004 was $3,071,000, $2,608,000 and $2,158,000, respectively.


Table Sixteen:  Securities Maturities and Weighted Average Yields
December 31, 2006, 2005 and 2004
------------------------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)
                                                           2006                      2005                       2004
                                                 -----------------------------------------------------------------------------
                                                                Weighted                   Weighted                  Weighted
                                                  Carrying       Average      Carrying      Average      Carrying     Average
(dollars in thousands)                             Amount         Yield        Amount        Yield        Amount       Yield
------------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                      $   11,870         3.57%    $   21,012        3.37%    $    7,055        3.88%
     Maturing after 1 year but within 5 years        16,253         3.78%        28,107        3.70%        39,645        3.41%
State & political subdivisions
     Maturing within 1 year                           4,556         4.00%            --          --          1,105        4.83%
     Maturing after 1 year but within 5 years        12,625         4.82%        15,426        4.43%         6,574        4.30%
     Maturing after 5 years but within 10 years      13,789         6.33%        17,386        6.39%        17,393        6.16%
     Maturing after 10 years                         10,254         6.28%         4,294        6.37%         2,168        6.83%
Government sponsored mortgage-backed
     securities                                      33,236         4.30%        36,326        4.30%        40,359        4.30%
Other
     Maturing within 1 year                           1,003         4.67%            --          --          1,115        2.23%
     Maturing after 1 year but within 5 years            --           --          1,014        4.67%            --          --
     Non maturing                                       623         6.12%           624        6.18%           627        6.63%
------------------------------------------------------------------------------------------------------------------------------
Total investment securities                      $  104,209         4.66%    $  124,189        4.40%    $  116,041        4.32%
==============================================================================================================================

Held-to-maturity securities:
Government sponsored mortgage-backed
     securities                                  $   44,031         4.66%    $   45,012        4.37%    $   41,203        4.16%
------------------------------------------------------------------------------------------------------------------------------
Total investment securities                      $   44,031         4.66%    $   45,012        4.37%    $   41,203        4.16%
==============================================================================================================================

         The carrying values of available-for-sale securities include net unrealized (losses) gains of ($957,000), ($1,279,000) and $880,000 at December 31, 2006, 2005 and 2004, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses, however, the net unrealized (losses) gains at December 31, 2006, 2005 and 2004 were ($311,000), ($354,000) and $125,000, respectively.

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

         As of December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 75%. In addition, the majority of the Company's commitments have variable interest rates.

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


                                                                     December 31,
                                                              -------------------------
                                                                 2006           2005
                                                              ----------     ----------
Commitments to extend credit (dollars in thousands):

    Revolving lines of credit secured by
         1-4 family residences                                $    9,144     $   16,845
    Commercial real estate, construction and land
         development commitments secured by real estate           45,752         55,313
    Other unused commitments, principally commercial loans        59,686         65,644
                                                              ----------     ----------
                                                              $  114,582     $  137,802
                                                              ==========     ==========

Letters of credit                                             $    5,701     $    3,393
                                                              ==========     ==========

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

Contractual Obligations

         The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Seventeen below. Table Seventeen below presents certain of the Company's contractual obligations as of December 31, 2006. Included in the table are amounts payable under the Company's Deferred Compensation and Deferred Fees Plans and are listed in the "Other Long-Term Liabilities..." category. These amounts represented $1,488,000 and are anticipated to be primarily payable at least five years in the future.

Table Seventeen: Contractual Obligations
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                 Payments due by period
                                                              ----------------------------------------------------------------------
                                                                             Less than                                    More than
                                                                 Total         1 year        1-3 years     3-5 years       5 years
                                                              ----------------------------------------------------------------------
Long-Term Debt                                                $    5,000     $       --     $    5,000     $       --     $       --
Capital Lease Obligations                                             --             --             --             --             --
Operating Leases                                                   5,665            977          1,917          1,208          1,563
Purchase Obligations                                                  --             --             --             --             --
Other Long-Term Liabilities Reflected on the
    Company's Balance Sheet under GAAP                             1,488             --             --             --          1,488
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         $   12,153     $      977     $    6,917     $    1,208     $    3,051
====================================================================================================================================

Accounting Pronouncements

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

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. Management is in the process of evaluating the impact of adopting this statement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the "Market Risk Management" section of Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 37-38.


Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Page

Report of Independent Registered Public Accounting Firm                44

Consolidated Balance Sheet, December 31, 2006 and 2005                 45

Consolidated Statement of Income for the Years Ended
   December 31, 2006, 2005 and 2004                                    46

Consolidated Statement of Changes in Shareholders' Equity
   for the Years Ended December 31, 2006, 2005 and 2004                47

Consolidated Statement of Cash Flows for the Years Ended
   December 31, 2006, 2005 and 2004                                    48-49

Notes to Consolidated Financial Statements                             50-83


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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Shareholders and Board of Directors
American River Bankshares

         We have audited the accompanying consolidated balance sheet of American River Bankshares and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Bankshares and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

         We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


                                       /s/ Perry-Smith LLP


Sacramento, California
March 7, 2007


                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 2006 and 2005
                             (Dollars in thousands)

                                                                         2006           2005
                                                                     ------------   ------------
                                     ASSETS
Cash and due from banks                                              $     25,352   $     34,825
Federal funds sold                                                                         1,250
                                                                     ------------   ------------
         Total cash and cash equivalents                                   25,352         36,075

Interest-bearing deposits in banks                                          4,951          4,844
Investment securities (Note 5):
   Available for sale, at fair value                                      104,209        124,189
   Held to maturity, at amortized cost                                     44,031         45,012
Loans and leases, less allowance for loan and lease losses of
   $5,874 in 2006 and $5,679 in 2005 (Notes 6, 12 and 17)                 382,993        365,571
Premises and equipment, net (Note 7)                                        1,846          2,090
Federal Home Loan Bank stock                                                3,071          2,608
Accounts receivable servicing receivables, net (Note 8)                     2,581          2,000
Goodwill (Notes 3 and 4)                                                   16,321         16,321
Intangible assets (Notes 3 and 4)                                           1,501          1,831
Accrued interest receivable and other assets (Notes 11 and 16)             17,147         12,222
                                                                     ------------   ------------

                                                                     $    604,003   $    612,763
                                                                     ============   ============
                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing                                               $    160,574   $    164,397
   Interest bearing (Note 9)                                              333,301        336,309
                                                                     ------------   ------------

         Total deposits                                                   493,875        500,706

Short-term borrowings (Note 10)                                            37,270         39,386
Long-term borrowings (Note 10)                                              5,000          4,270
Accrued interest payable and other liabilities (Note 16)                    5,487          5,655
                                                                     ------------   ------------

         Total liabilities                                                541,632        550,017
                                                                     ------------   ------------
Commitments and contingencies (Note 12)

Shareholders' equity (Notes 13 and 14):
   Common stock - no par value; 20,000,000 shares authorized;
      issued and outstanding - 5,657,346 shares in 2006 and
      5,604,479 shares in 2005                                             48,246         47,474
   Retained earnings                                                       14,690         16,029
   Accumulated other comprehensive loss, net of taxes
      (Notes 5 and 18)                                                       (565)          (757)
                                                                     ------------   ------------

         Total shareholders' equity                                        62,371         62,746
                                                                     ------------   ------------

                                                                     $    604,003   $    612,763
                                                                     ============   ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.


                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

              For the Years Ended December 31, 2006, 2005 and 2004
                  (Dollars in thousands, except per share data)

                                                                    2006           2005           2004
                                                                ------------   ------------   ------------
Interest income:
   Interest and fees on loans and leases                        $     31,081   $     26,536   $     18,115
   Interest on Federal funds sold                                         19             90             67
   Interest on deposits in banks                                         241            188            134
   Interest and dividends on investment securities:
      Taxable                                                          5,545          5,436          3,751
      Exempt from Federal income taxes                                 1,034            931            537
      Dividends                                                           34             32             32
                                                                ------------   ------------   ------------

            Total interest income                                     37,954         33,213         22,636
                                                                ------------   ------------   ------------
Interest expense:
   Interest on deposits (Note 9)                                       8,677          5,646          2,511
   Interest on borrowings (Note 10)                                    2,211          1,105            707
                                                                ------------   ------------   ------------

            Total interest expense                                    10,888          6,751          3,218
                                                                ------------   ------------   ------------

            Net interest income                                       27,066         26,462         19,418

Provision for loan and lease losses (Note 6)                             320            322            895
                                                                ------------   ------------   ------------
            Net interest income after provision for loan
               and lease losses                                       26,746         26,140         18,523
                                                                ------------   ------------   ------------
Noninterest income:
   Service charges                                                       783            672            551
   Gain on sale of available-for-sale investment securities
      (Note 5)                                                             1             48
   Other income (Note 15)                                              1,659          1,609          1,844
                                                                ------------   ------------   ------------

            Total noninterest income                                   2,443          2,329          2,395
                                                                ------------   ------------   ------------
Noninterest expense:
   Salaries and employee benefits (Notes 6 and 16)                     7,816          6,958          6,048
   Occupancy (Notes 7 and 12)                                          1,384          1,229            953
   Furniture and equipment (Notes 7 and 12)                              812            918            752
   Loss on sale of available-for-sale investment securities
      (Note 5)                                                                                          38
   Other expense (Note 15)                                             4,376          4,388          3,922
                                                                ------------   ------------   ------------

            Total noninterest expense                                 14,388         13,493         11,713
                                                                ------------   ------------   ------------

            Income before provision for income taxes                  14,801         14,976          9,205

Provision for income taxes (Note 11)                                   5,739          5,792          3,378
                                                                ------------   ------------   ------------

            Net income                                          $      9,062   $      9,184   $      5,827
                                                                ============   ============   ============

Basic earnings per share (Note 13)                              $       1.56   $       1.56   $       1.18
                                                                ============   ============   ============

Diluted earnings per share (Note 13)                            $       1.53   $       1.53   $       1.13
                                                                ============   ============   ============

Cash dividends per share of issued and outstanding common
   stock, adjusted for stock dividends                          $       0.58   $       0.51   $       0.40
                                                                ============   ============   ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2006, 2005 and 2004
                             (Dollars in thousands)


                                                                                           Accumulated
                                                                                              Other         Total         Total
                                                        Common Stock                       Comprehensive    Share-        Compre-
                                                  ------------------------    Retained     Income (Loss)    holders'      hensive
                                                    Shares        Amount      Earnings    (Net of Taxes)    Equity        Income
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Balance, January 1, 2004                           4,055,260    $   16,693    $   17,900    $      864    $   35,457

Comprehensive income (Note 18):
   Net income                                                                      5,827                       5,827    $    5,827
   Other comprehensive loss, net of tax:
     Net change in unrealized gains on
       available-for-sale investment securities                                                   (309)         (309)         (309)
                                                                                                                        ----------
         Total comprehensive income                                                                                     $    5,518
                                                                                                                        ==========
Stock issued in acquisition (Note 3)                 775,548        18,284                                    18,284
Cash dividend ($.40 per share)                                                    (2,044)                     (2,044)
5% stock dividend                                    252,392         5,805        (5,805)
Stock options exercised                              263,446         1,959                                     1,959
Retirement of common stock (Note 13)                 (31,914)         (184)                                     (184)
                                                  ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2004                         5,314,732        42,557        15,878           555        58,990

Comprehensive income (Note 18):
   Net income                                                                      9,184                       9,184    $    9,184
   Other comprehensive loss, net of tax:
     Net change in unrealized gains on
       available-for-sale investment securities                                                 (1,312)       (1,312)       (1,312)
                                                                                                                        ----------
         Total comprehensive income                                                                                     $    7,872
                                                                                                                        ==========
Cash dividend ($.51 per share)                                                    (3,012)                     (3,012)
Fractional shares redeemed                                (1)          (32)                                      (32)
5% stock dividend                                    266,801         6,021        (6,021)
Stock options exercised                              113,309           945                                       945
Retirement of common stock (Note 13)                 (90,362)       (2,017)                                   (2,017)
                                                  ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2005                         5,604,479        47,474        16,029          (757)       62,746

Cumulative effect of adopting Staff
   Accounting Bulletin No. 108, net of taxes
   (Note 2)                                                                         (214)                       (214)
Comprehensive income (Note 18):
   Net income                                                                      9,062                       9,062    $    9,062
   Other comprehensive income, net of tax:
     Net change in unrealized losses on
       available-for-sale investment securities                                                    192           192           192
                                                                                                                        ----------
         Total comprehensive income                                                                                     $    9,254
                                                                                                                        ==========
Cash dividend ($.58 per share)                                                    (3,332)                     (3,332)
Fractional shares redeemed for stock
   dividend                                                                          (21)                        (21)
5% stock dividend                                    268,346         6,834        (6,834)
Stock options exercised                               43,162           441                                       441
Stock option compensation (Note 13)                                    221                                       221
Retirement of common stock (Note 13)                (258,641)       (6,724)                                   (6,724)
                                                  ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2006                         5,657,346    $   48,246    $   14,690    $     (565)   $   62,371
                                                   =========    ==========    ==========    ==========    ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.


                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2006, 2005 and 2004
                             (Dollars in thousands)

                                                                              2006           2005           2004
                                                                          ------------   ------------   ------------
Cash flows from operating activities:
   Net income                                                             $      9,062   $      9,184   $      5,827
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Provision for loan and lease losses                                       320            322            895
         Decrease in deferred loan and lease origination fees, net                  (7)          (173)           (79)
         Depreciation and amortization                                             951          1,014            575
         Amortization of investment security premiums
            and discounts, net                                                     659          1,099          1,249
         Provision for accounts receivable servicing receivable
            allowance for losses                                                    11             35
         (Gain) loss on sale of available-for-sale investment
            securities                                                              (1)           (48)            38
         Gain on life insurance death benefit                                                                   (553)
         Increase in cash surrender value of life insurance policies              (192)          (178)           (69)
         Provision for deferred income taxes                                       653           (422)           (82)
         Stock option compensation expense                                         221
         (Increase) decrease in accrued interest receivable and
            other assets                                                          (948)           179         (1,136)
         (Decrease) increase in accrued interest payable and
            other liabilities                                                     (525)       (12,604)         1,920
                                                                          ------------   ------------   ------------

               Net cash provided by (used in) operating activities              10,204         (1,592)         8,585
                                                                          ------------   ------------   ------------
Cash flows from investing activities:
   Cash acquired in acquisition                                                                               26,294
   Proceeds from the sale of available-for-sale investment
      securities                                                                 3,259          6,964          5,019
   Proceeds from called available-for-sale investment
      securities                                                                   400            280
   Proceeds from matured available-for-sale investment
      securities                                                                21,150         20,180          5,435
   Proceeds from matured held-to-maturity investment
      securities                                                                                                 200
   Purchases of available-for-sale investment securities                        (7,275)       (41,596)       (50,875)
   Purchases of held-to-maturity investment securities                          (9,489)       (16,901)       (23,737)
   Proceeds from principal repayments for available-for-sale
      mortgage-backed securities                                                 2,275          3,411          8,507
   Proceeds from principal repayments for held-to-maturity
      mortgage-backed securities                                                10,305         12,495          8,758
   Net (increase) decrease in interest-bearing deposits in banks                  (107)         1,095         (1,189)
   Net increase in loans and leases                                            (17,733)       (13,242)       (12,064)
   Net (increase) decrease in accounts receivable servicing
      receivables                                                                 (592)           374           (631)
   Purchases of equipment                                                         (379)          (886)          (704)
   Death benefit from life insurance policy                                                                    1,236
   Purchase of single premium life insurance policies                           (4,432)
   Net increase in FHLB stock                                                     (463)          (450)          (612)
                                                                          ------------   ------------   ------------

               Net cash used in investing activities                            (3,081)       (28,276)       (34,363)
                                                                          ------------   ------------   ------------

                                   (Continued)


                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

              For the Years Ended December 31, 2006, 2005 and 2004
                             (Dollars in thousands)

                                                                              2006           2005           2004
                                                                          ------------   ------------   ------------
Cash flows from financing activities:
   Net (decrease) increase in demand, interest-bearing and
      savings deposits                                                    $    (19,768)  $     12,722   $     37,341
   Net increase (decrease) in time deposits                                     12,937         12,597         (3,697)
   Increase (decrease) in long-term borrowings                                     730         (5,562)           (53)
   (Decrease) increase in short-term borrowings                                 (2,116)        14,929         (2,200)
   Exercise of stock options, including tax benefit                                441            945          1,959
   Cash paid to repurchase common stock                                         (6,724)        (2,017)          (184)
   Payment of cash dividends                                                    (3,325)        (2,754)        (2,070)
   Cash paid for fractional shares                                                 (21)           (32)
                                                                          ------------   ------------   ------------

               Net cash (used in) provided by financing activities             (17,846)        30,828         31,096
                                                                          ------------   ------------   ------------

               (Decrease) increase in cash and cash equivalents                (10,723)           960          5,318

Cash and cash equivalents at beginning of year                                  36,075         35,115         29,797
                                                                          ------------   ------------   ------------

Cash and cash equivalents at end of year                                  $     25,352   $     36,075   $     35,115
                                                                          ============   ============   ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest expense                                                    $     10,815   $      6,509   $      3,149
      Income taxes                                                        $      6,665   $      5,990   $      1,765

Non-cash investing activities:
   Net change in unrealized loss (gain) on available-for-sale
      investment securities                                               $        322   $     (2,159)  $       (550)

Non-cash financing activities:
   Dividends declared and unpaid                                          $        848   $        841   $        582
   Adjustments to goodwill                                                               $        238
   Cumulative effect of adopting SAB 108, net of taxes                    $        214

Supplemental schedule related to acquisition (Notes 3 and 4):
   Deposits                                                                                             $    119,236
   Other liabilities                                                                                             489
   Payable to Bank of Amador shareholders                                                                     12,730
   Interest bearing deposits in banks                                                                           (100)
   Available-for-sale investment securities                                                                  (22,542)
   Loans, net                                                                                                (78,737)
   Premise and equipment                                                                                        (226)
   Intangible assets                                                                                         (18,296)
   Other assets                                                                                               (4,544)
   Stock issued                                                                                               18,284
                                                                                                        ------------

         Cash acquired                                                                                  $     26,294
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

         The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (ARB). ARB was incorporated in 1983. ARB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. ARB operates six banking offices in Sacramento and Placer counties, three banking offices in Sonoma County under the name North Coast Bank (NCB), a division of ARB, and three banking offices in Amador County under the name Bank of Amador, a division of ARB.

         On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California (more fully described in Note 3). Bank of Amador was merged with and into ARB and now operates as Bank of Amador, a division of ARB. The merger transaction was accounted under the purchase method of accounting and accordingly the results of their operations have been included in the consolidated financial statements since the date of acquisition.

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

         Reclassifications
         -----------------

         Certain reclassifications have been made to prior years' balances to conform to classifications used in 2006.

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

                  o Held-to-maturity securities, which management has the positive intent and ability to hold to maturity, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

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

         Federal Home Loan Bank Stock
         ----------------------------

         Investments in Federal Home Loan Bank (FHLB) stock are carried at cost and are redeemable at par with certain restrictions. Investments in FHLB stock are necessary to participate in FHLB programs.

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

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loans and Leases (Continued)
         ----------------

         The accrual of interest on loans and leases is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan or lease is well secured and in the process of collection. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans and leases are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

         Direct financing leases are carried net of unearned income. Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the lease.

         Loan Sales and Servicing
         ------------------------

         Included in the portfolio are Small Business Administration (SBA) loans and Farmer Mac guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. There were no sales of loans subject to these recourse provisions at December 31, 2006, 2005 and 2004. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2006 and 2005.

         SBA and Farmer Mac loans with unpaid balances of $1,218,000 and $1,609,000 were being serviced for others as of December 31, 2006 and 2005, respectively. The Company also serviced loans that are participated with other financial institutions totaling $11,642,000 and $20,911,000 as of December 31, 2006 and 2005, respectively.

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

         Allowance for Loan and Lease Losses
         -----------------------------------

         The allowance for loan and lease losses is maintained to provide for probable losses related to impaired loans and leases and other probable losses on loans and leases identified by management as doubtful, substandard and special mention, as well as losses that can be expected to occur in the normal course of business related to currently performing loans and leases. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan and lease portfolio including concentrations, types of lending, specifically identified problem loans and leases, inherent risk of loss in the portfolio taken as a whole and economic conditions in the Company's service areas.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Allowance for Loan and Lease Losses (Continued)
         -----------------------------------

         The methodology for evaluating the adequacy of the allowance for loan and lease losses has two basic elements: first, the identification of impaired loans and the measurement of impairment for each individual loan identified; and second, a method for estimating a general allowance for loan and lease losses.

         A loan or lease is considered impaired when it is probable that all contractual principal and interest payments due will not be collected in accordance with the terms of the loan or lease agreement. Impairment on individually identified loans or leases that are not collateral dependent is measured based on the present value of expected future cash flows discounted at each loan or lease's original effective interest rate. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs.

         In estimating the general allowance for loan and lease losses, the balance of the loan portfolio is grouped into segments that have common characteristics, such as loan type, collateral type or risk rating. Loans typically segregated by risk rating are those that have been assigned ratings (using regulatory definitions) of special mention, substandard and doubtful. Loans graded loss are generally charged off immediately.

         For each general allowance portfolio segment, loss factors are applied to calculate the required allowance. These loss factors are based upon historical loss rates adjusted for qualitative factors representing other significant factors affecting loan portfolio including economic factors, credit policy and underwriting, management and staff effectiveness, trends in delinquencies and losses, and concentrations.

         The Company's Loan Committee reviews the adequacy of the allowance for loan and lease losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the Loan Committee and management, changes are warranted.

         The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Though management believes the allowance for loan and lease losses to be adequate, ultimate losses may vary from their estimates. In addition, the Federal Reserve Bank and California Department of Financial Institutions, as an integral part of their examination process, review the allowance for loan and lease losses. These agencies may require additions to the allowance for loan and lease losses based on their judgment about information available at the time of their examinations.

         Other Real Estate
         -----------------

         Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. There was no other real estate held by the Company at December 31, 2006 and 2005.

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

         Intangible assets are comprised of core deposit intangibles which represent the estimated fair value of the long-term deposit relationships that were assumed when the Company acquired Bank of Amador. Core deposit intangibles are amortized using a method that approximates the expected run-off of the deposit base, which, in this case, is eight years. Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible assets or the remaining amortization period.

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

         Stock-Based Compensation
         ------------------------

         At December 31, 2006, the Company has two stock-based compensation plans, which are described more fully in Note 13. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation cost was recognized for options granted for the years ended December 31, 2005 and 2004 in the consolidated statement of income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated and there was no one-time effect resulting from the adoption of FASB Statement No. 123(R). Compensation expense, net of related tax benefits, recorded in 2006 as a result of applying this accounting standard totaled $184,000, or $.03 per diluted share. Compensation expense is recognized over the vesting period on a straight line accounting basis.

         The Company followed the alternative transition method allowed under FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("FSP 123R-3") which provides for a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation (Continued)
         ------------------------

         The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation for the years ended December 31, 2005 and 2004. Pro forma adjustments to the Company's consolidated net income and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

                                                                                          Year Ended December 31,
                                                                                    -----------------------------------
                                                                                         2005                2004
                                                                                    ---------------     ---------------
                                                                                           (Dollars in thousands,
                                                                                            except per share data)

         Net income, as reported                                                    $         9,184     $         5,827
         Add: Stock-based compensation expense included in
            reported net income, net of tax effect
         Deduct: Total stock-based compensation expense
            determined under the fair value based method for
            all awards, net of related tax effects                                              (88)                (68)
                                                                                    ---------------     ---------------

         Pro forma net income                                                       $         9,096     $         5,759
                                                                                    ===============     ===============

         Basic earnings per share - as reported                                     $          1.56     $          1.18
         Basic earnings per share - pro forma                                       $          1.54     $          1.16

         Diluted earnings per share - as reported                                   $          1.53     $          1.13
         Diluted earnings per share - pro forma                                     $          1.53     $          1.13

         The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton based option valuation model that uses the assumptions noted in the following table. Because Black-Scholes-Merton based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock and other factors. The Company uses historical data to estimate option exercise and employee termination with the valuation model. The expected term of options granted is derived from guidance provided in the Securities and Exchange Commissions' Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                                                     2006                2005                2004
                                                                ---------------     ---------------     ---------------
         Dividend yield                                               2.16%          2.27% to 2.71%           2.15%
         Expected volatility                                          29.6%          30.3% to 31.4%           22.0%
         Risk-free interest rate                                      4.68%          3.96% to 4.08%           4.01%
         Expected option life in years                                   7                 7                     7
         Weighted average fair value of options
            granted during the year                                  $8.34               $5.92               $4.47

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation (Continued)
         ------------------------

         The following is a summary of stock option information as of or for the year ended December 31, 2006, 2005 and 2004:

                                                               2006           2005           2004
                                                           ------------   ------------   ------------
                                                                     (Dollars in thousands)

         Total intrinsic value of options exercised        $        791   $      2,062   $      4,237
         Aggregate cash received for option
            exercises                                      $        292   $        476   $      1,183
         Total compensation cost (included in
            noninterest expense)                           $        221
         Tax benefit recognized                            $         37
         Net compensation cost                             $        184
         Total compensation cost for nonvested
            awards not yet recognized                      $        828
         Weighted average years to be recognized                    2.4

         Cumulative Effect of Adopting Staff Accounting Bulletin No. 108
         ---------------------------------------------------------------

         In September 2006, the SEC ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a "rollover" method which focuses primarily on the income statement impact of misstatements and the "iron curtain" method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in the fourth quarter of 2006.

         Historically, the Company evaluated uncorrected differences utilizing the rollover approach. Management believes that the impact of errors related to unrecorded compensated absences was immaterial to prior fiscal years under the rollover method. Under SAB 108 management must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative effect of unrecorded compensated absences is material to the Company's 2006 financial statements and, therefore, management has recorded an adjustment to decrease the opening 2006 retained earnings balance in the amount of $214,000, increase other liabilities in the amount of $350,000 and increase deferred tax assets by $136,000 in accordance with the implementation guidance in SAB 108.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Impact of New Financial Accounting Standards
         --------------------------------------------

         Accounting for Uncertainty in Income Taxes

         In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

         The Company presently recognizes income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No.5, Accounting for Contingencies.

         The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

         The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. Management does not expect the adoption of FIN 48 to have a material impact on the Company's financial position or results of operations.

         Fair Value Measurements

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. Management is in the process of evaluating the impact of adopting this statement.

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

         The following supplemental pro forma information discloses selected financial information for the year ended December 31, 2004 as though the merger had been completed at the beginning of the year (dollars in thousands, except per share data):

         Earnings as reported:
            Revenue                                                $     25,031
            Net income                                             $      5,827
            Basic EPS                                              $       1.30
            Diluted EPS                                            $       1.24
         Pro forma merger adjustments:
            Revenue                                                $      6,905
            Net income                                             $      1,584
         Pro forma earnings after merger adjustments:
            Revenue                                                $     31,936
            Net income                                             $      7,411
            Basic EPS                                              $       1.42
            Diluted EPS                                            $       1.37

         Pro forma net income for the year ended December 31, 2004 excludes nonrecurring charges of approximately $2,086,000 on an after-tax basis, representing merger-related expenses and the cost of retiring outstanding stock options.

         The estimated fair value of assets acquired and liabilities assumed at December 3, 2004 are as follows (dollars in thousands):

         Cash and cash equivalents                                 $     26,294
         Interest-bearing deposits in banks                                 100
         Available-for-sale investment securities                        22,542
         Gross loans                                                     79,598
         Allowance for loan and lease losses                               (861)
         Premises and equipment                                             226
         Core deposit intangible                                          2,213
         Goodwill                                                        16,083
         Other assets                                                     4,544
                                                                   ------------

                  Total assets acquired                                 150,739
                                                                   ------------

         Deposits                                                       119,236
         Other liabilities                                                  489
                                                                   ------------

                  Total liabilities assumed                             119,725
                                                                   ------------

         Purchase price                                            $     31,014
                                                                   ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

         At December 31, 2006 and 2005, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and management determined that no impairment recognition was required for the years ended December 31, 2006 and 2005. Goodwill is not deductible for tax purposes.

         Other intangible assets are comprised of core deposit intangibles totaling $1,501,000 and $1,831,000 at December 31, 2006 and 2005,
         respectively. Amortization included in other expense totaled $330,000 and $352,000 for the years ended December 31, 2006 and 2005, respectively. The remaining balance will be amortized over 5.9 years. Amortization expense for the next five years is estimated as follows (dollars in thousands):

              Year Ending
              December 31,
              ------------

                2007                                               $        308
                2008                                                        286
                2009                                                        264
                2010                                                        242
                2011                                                        219

5.       INVESTMENT SECURITIES

         The amortized cost and estimated fair value of investment securities at December 31, 2006 and 2005 consisted of the following (dollars in thousands):

         Available-for-Sale
         ------------------

                                                                             2006
                                                 ---------------------------------------------------------
                                                                    Gross         Gross          Estimated
                                                   Amortized     Unrealized     Unrealized         Fair
                                                     Cost           Gains         Losses           Value
                                                 ------------   ------------   ------------   ------------
         Debt securities:
            U.S. Government agencies             $     28,532                  $       (409)  $     28,123
            Mortgage-backed securities                 33,930   $          9           (703)        33,236
            Obligations of states and
               political subdivisions                  41,115            407           (298)        41,224
            Corporate debt securities                   1,005                            (2)         1,003
         Equity securities:
            Corporate stock                               584             50            (11)           623
                                                 ------------   ------------   ------------   ------------
                                                 $    105,166   $        466   $     (1,423)  $    104,209
                                                 ============   ============   ============   ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.       INVESTMENT SECURITIES (Continued)

         Available-for-Sale (Continued)
         ------------------------------

                                                                             2005
                                                 ---------------------------------------------------------
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
                                                 ============   ============   ============   ============

         Net unrealized losses on available-for-sale investment securities totaling $957,000 were recorded, net of $392,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2006. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2006 totaled $3,259,000 and $1,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2006.

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

         Proceeds and gross realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2004 totaled $5,019,000 and $38,000, respectively.

         Held-to-Maturity
         ----------------

                                                                             2006
                                                 ---------------------------------------------------------
                                                                    Gross         Gross          Estimated
                                                   Amortized     Unrealized     Unrealized         Fair
                                                     Cost           Gains         Losses           Value
                                                 ------------   ------------   ------------   ------------
         Debt securities:
            Mortgage-backed securities           $     44,031   $         69   $       (380)  $     43,720
                                                 ============   ============   ============   ============

                                                                             2005
                                                 ---------------------------------------------------------
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
                                                 ============   ============   ============   ============

         There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2006, 2005 and 2004.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.       INVESTMENT SECURITIES (Continued)

         The amortized cost and estimated fair value of investment securities at December 31, 2006 by contractual maturity are shown below (dollars in thousands).

                                                                               Available-for-Sale             Held-to-Maturity
                                                                          ---------------------------   ---------------------------
                                                                                           Estimated                     Estimated
                                                                            Amortized        Fair         Amortized        Fair
                                                                              Cost           Value          Cost           Value
                                                                          ------------   ------------   ------------   ------------
         Within one year                                                  $     17,505   $     17,428
         After one year through five years                                      29,374         28,877
         After five years through ten years                                     13,535         13,791
         After ten years                                                        10,238         10,254
                                                                          ------------   ------------

                                                                                70,652         70,350
         Investment securities not due at
            a single maturity date:
               Mortgage-backed securities                                       33,930         33,236   $     44,031   $     43,720
               Corporate stock                                                     584            623
                                                                          ------------   ------------   ------------   ------------
                                                                          $    105,166   $    104,209   $     44,031   $     43,720
                                                                          ============   ============   ============   ============

         Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

         Investment securities with amortized costs totaling $62,347,000 and $57,898,000 and estimated fair values totaling $61,240,000 and $56,901,000 were pledged to secure treasury tax and loan accounts, State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2006 and 2005, respectively.

         Investment securities with unrealized losses at December 31, 2006 and 2005 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

                                                                                      2006
                                            ---------------------------------------------------------------------------------------
                                                 Less than 12 Months           12 Months or More                   Total
                                            ---------------------------   ---------------------------   ---------------------------
                                                Fair        Unrealized       Fair         Unrealized       Fair         Unrealized
                                                Value         Losses         Value          Losses         Value          Losses
                                            ------------   ------------   ------------   ------------   ------------   ------------
         Available-for-Sale
         ------------------

         Debt securities:
            U.S. Government
               agencies                                                   $     28,123   $       (409)  $     28,123   $       (409)
            Mortgage-backed
               securities                                                       32,150           (703)        32,150           (703)
            Obligations of states
               and political sub-
               divisions                    $      7,285   $        (50)        16,650           (247)        23,935           (297)
            Corporate debt securities                                            1,003             (2)         1,003             (2)
            Corporate stock                                                        239            (12)           239            (12)
                                            ------------   ------------   ------------   ------------   ------------   ------------

                                            $      7,285   $        (50)  $     78,165   $     (1,373)  $     85,450   $     (1,423)
                                            ============   ============   ============   ============   ============   ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.       INVESTMENT SECURITIES (Continued)

                                                                                      2006
                                            ---------------------------------------------------------------------------------------
                                                 Less than 12 Months           12 Months or More                   Total
                                            ---------------------------   ---------------------------   ---------------------------
                                                Fair        Unrealized       Fair         Unrealized       Fair         Unrealized
                                                Value         Losses         Value          Losses         Value          Losses
                                            ------------   ------------   ------------   ------------   ------------   ------------
         Held-to-Maturity
         ----------------

         Debt securities:
            Mortgage-backed
               securities                   $      2,250   $         (7)  $     29,672   $       (373)  $     31,922   $       (380)
                                            ============   ============   ============   ============   ============   ============


                                                                                      2005
                                            ---------------------------------------------------------------------------------------
                                                 Less than 12 Months           12 Months or More                   Total
                                            ---------------------------   ---------------------------   ---------------------------
                                                Fair        Unrealized       Fair         Unrealized       Fair         Unrealized
                                                Value         Losses         Value          Losses         Value          Losses
                                            ------------   ------------   ------------   ------------   ------------   ------------
         Available-for-Sale
         ------------------

         Debt securities:
            U.S. Government
               agencies                     $     29,344   $       (368)  $     19,775   $       (373)  $     49,119   $       (741)
            Mortgage-backed
               securities                         16,779           (374)        16,619           (396)        33,398           (770)
            Obligations of states
               and political sub-
               divisions                          18,083           (212)         6,370           (110)        24,453           (322)
            Corporate debt securities              1,014             (3)                                       1,014             (3)
            Corporate stock                                                        238            (12)           238            (12)
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                            $     65,220   $       (957)  $     43,002   $       (891)  $    108,222   $     (1,848)
                                            ============   ============   ============   ============   ============   ============
         Held-to-Maturity
         ----------------

         Debt securities:
            Mortgage-backed
               securities                   $     30,753   $       (344)  $      3,130   $        (70)  $     33,883   $       (414)
                                            ============   ============   ============   ============   ============   ============

         At December 31, 2006, the unrealized loss on the Company's investments in U.S. Government agencies, mortgage-backed securities and obligations of states and political sub-divisions is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, management does not consider these investments to be other-than-temporarily impaired.

         At December 31, 2006, the unrealized loss on the Company's investments in corporate debt securities is related to two investments that are in a loss position of $2,000 that have been evaluated by management for other-than-temporary impairment. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

         At December 31, 2006, the unrealized loss on the Company's investments in corporate stock is related to a single investment that is in a loss position of $12,000 that has been evaluated by management for other-than-temporary impairment. The Company has the ability and intent to hold this investment until recovery of fair value; therefore, management does not consider this investment to be other-than-temporarily impaired.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.       LOANS AND LEASES

         Outstanding loans and leases are summarized as follows (dollars in thousands):

                                                                   December 31,
                                                           ---------------------------
                                                               2006           2005
                                                           ------------   ------------
         Real estate - commercial                          $    175,643   $    154,500
         Real estate - construction                              90,314        103,048
         Real estate - multi-family                               3,618          3,767
         Real estate - residential                                8,689          4,680
         Commercial                                              85,859         77,971
         Lease financing receivable                               6,375          7,967
         Agriculture                                              7,362          8,129
         Consumer                                                11,712         11,900
                                                           ------------   ------------

                                                                389,572        371,962

         Deferred loan and lease origination fees, net             (705)          (712)
         Allowance for loan and lease losses                     (5,874)        (5,679)
                                                           ------------   ------------

                                                           $    382,993   $    365,571
                                                           ============   ============

         Certain loans have been pledged to secure borrowing arrangements (see
         Note 10).

         The components of the Company's leases receivable are summarized as follows (dollars in thousands):

                                                                   December 31,
                                                           ---------------------------
                                                               2006           2005
                                                           ------------   ------------
         Future lease payments receivable                  $      6,883   $      8,470
         Residual interests                                         226            275
         Unearned income                                           (734)          (778)
                                                           ------------   ------------

                  Net lease financing receivable           $      6,375   $      7,967
                                                           ============   ============

         Future lease payments receivable are as follows (dollars in thousands):

         Year Ending
         December 31,
         ------------
             2007                                                         $      2,984
             2008                                                                2,059
             2009                                                                  975
             2010                                                                  461
             2011                                                                  216
         Thereafter                                                                188
                                                                          ------------

         Total lease payments receivable                                  $      6,883
                                                                          ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.       LOANS AND LEASES (Continued)

         Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

                                                            Year Ended December 31,
                                                 ------------------------------------------
                                                     2006           2005           2004
                                                 ------------   ------------   ------------
         Balance, beginning of year              $      5,679   $      5,496   $      3,949
         Allowance acquired                                                             861
         Provision charged to operations                  320            322            895
         Losses charged to allowance                     (150)          (206)          (269)
         Recoveries                                        25             67             60
                                                 ------------   ------------   ------------
                  Balance, end of year           $      5,874   $      5,679   $      5,496
                                                 ============   ============   ============

         At December 31, 2006 and 2005, nonaccrual loans and leases totaled $65,000 and $67,000, respectively. Interest foregone on nonaccrual loans for the years ended December 31, 2006, 2005 and 2004 was not material. There were no impaired loans at December 31, 2006 and 2005.

         Salaries and employee benefits totaling $1,183,000, $1,395,000 and $706,000 have been deferred as loan and lease origination costs for the years ended December 31, 2006, 2005 and 2004, respectively.

7.       PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following (dollars in thousands):

                                                                        December 31,
                                                                ---------------------------
                                                                    2006           2005
                                                                ------------   ------------
         Land                                                   $        206   $        206
         Building and improvements                                       873            779
         Furniture, fixtures and equipment                             6,267          6,023
         Leasehold improvements                                        1,141          1,133
                                                                ------------   ------------

                                                                       8,487          8,141
               Less accumulated depreciation
                  and amortization                                    (6,641)        (6,051)
                                                                ------------   ------------

                                                                $      1,846   $      2,090
                                                                ============   ============

         Depreciation and amortization included in occupancy and furniture and equipment expense totaled $623,000, $672,000 and $562,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

8.       ACCOUNTS RECEIVABLE SERVICING RECEIVABLES

         The Company purchases existing accounts receivable on a discounted basis from selected merchants and assumes the related billing and collection responsibilities on a recourse basis. Accounts receivable servicing fees included in other income totaled $372,000, $356,000 and $316,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The valuation allowance for these receivables is not significant.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.       INTEREST-BEARING DEPOSITS

         Interest-bearing deposits consisted of the following (dollars in thousands):

                                                          December 31,
                                                 ---------------------------
                                                     2006           2005
                                                 ------------   ------------
         Savings                                 $     36,893   $     37,711
         Money market                                 122,765        133,443
         NOW accounts                                  41,814         46,364
         Time, $100,000 or more                        82,569         69,063
         Other time                                    49,260         49,728
                                                 ------------   ------------

                                                 $    333,301   $    336,309
                                                 ============   ============

         Aggregate annual maturities of time deposits are as follows (dollars in thousands):

               Year Ending
               December 31,
               ------------
                   2007                                          $   113,633
                   2008                                                6,736
                   2009                                                4,489
                   2010                                                1,770
                   2011                                                5,184
                Thereafter                                                17
                                                                 -----------

                                                                 $   131,829
                                                                 ===========

         Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

                                            Year Ended December 31,
                                  ------------------------------------------
                                      2006           2005           2004
                                  ------------   ------------   ------------
         Savings                  $        242   $        150   $         56
         Money market                    3,074          2,164          1,057
         NOW accounts                      130             83             43
         Time, $100,000 or more          3,092          1,620            836
         Other time                      2,139          1,629            519
                                  ------------   ------------   ------------

                                  $      8,677   $      5,646   $      2,511
                                  ============   ============   ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.      BORROWING ARRANGEMENTS

         The Company has a total of $53,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with four of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2006 and 2005.

         In addition, the Company has a line of credit available with the Federal Home Loan Bank which is secured by pledged mortgage loans (see
         Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $42,270,000 were outstanding from the Federal Home Loan Bank at December 31, 2006, bearing fixed interest rates ranging from 2.66% to 6.13% and maturing between January 3, 2007 and April 7, 2008. Advances totaling $43,656,000 were outstanding from the Federal Home Loan Bank at December 31, 2005, bearing fixed interest rates ranging from 2.10% to 6.13% and maturing between January 3, 2006 and December 31, 2007. Amounts available under the borrowing arrangement with the Federal Home Loan Bank at December 31, 2006 and 2005 totaled $87,091,000 and $3,534,000, respectively.

         The following table summarizes these borrowings (in thousands):

                                                                         December 31,
                                                 ---------------------------------------------------------
                                                             2006                          2005
                                                 ---------------------------   ---------------------------
                                                                   Weighted                      Weighted
                                                                   Average                       Average
                                                    Amount          Rate           Amount          Rate
                                                 ------------   ------------   ------------   ------------
         Short-term portion of borrowings        $     37,270           5.08%  $     39,386           3.73%
         Long-term borrowings                           5,000           4.92%         4,270           4.10%

                                                 $     42,270           5.06%  $     43,656           3.76%

         Future minimum principal payments on outstanding borrowings are as follows (dollars in thousands):

                    Year Ending
                    December 31,
                    ------------
                        2007                                                                  $     37,270
                        2008                                                                         5,000
                                                                                              ------------

                                                                                              $     42,270
                                                                                              ============


         The Company has also been issued $3,500,000 in letters of credit by the Federal Home Loan Bank which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2006 and management does not expect to draw upon these lines in the future.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.      INCOME TAXES

         The provision for income taxes for the years ended December 31, 2006, 2005, and 2004 consisted of the following (dollars in thousands):

                                                         Federal         State          Total
                                                      ------------   ------------   ------------
         2006
         ----
         Current                                      $      5,076   $      1,666   $      6,742
         Deferred                                             (878)          (125)        (1,003)
                                                      ------------   ------------   ------------
                    Provision for income taxes        $      4,198   $      1,541   $      5,739
                                                      ============   ============   ============

         2005
         ----

         Current                                      $      4,706   $      1,508   $      6,214
         Deferred                                             (481)            59           (422)
                                                      ------------   ------------   ------------
                    Provision for income taxes        $      4,225   $      1,567   $      5,792
                                                      ============   ============   ============

         2004
         ----

         Current                                      $      2,504   $        956   $      3,460
         Deferred                                              (25)           (57)           (82)
                                                      ------------   ------------   ------------
                    Provision for income taxes        $      2,479   $        899   $      3,378
                                                      ============   ============   ============

         Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

                                                                             December 31,
                                                                     ---------------------------
                                                                         2006           2005
                                                                     ------------   ------------
         Deferred tax assets:
            Allowance for loan and lease losses                      $      2,532   $      2,382
            Future benefit of State tax deduction                             580            506
            Deferred compensation                                           1,172            517
            Unrealized losses on available-for-sale investment
               securities                                                     409            522
            Other                                                             237            167
                                                                     ------------   ------------

                  Total deferred tax assets                                 4,930          4,094
                                                                     ------------   ------------
         Deferred tax liabilities:
            Core deposit intangible                                          (682)          (819)
            Investment market to market                                      (129)          (165)
            Future liability of State deferred tax assets                    (215)          (133)
            Deferred loan costs                                              (438)          (430)
            Federal Home Loan Bank stock dividends                           (161)          (122)
            Other                                                                            (10)
                                                                     ------------   ------------

                  Total deferred tax liabilities                           (1,625)        (1,679)
                                                                     ------------   ------------

                  Net deferred tax assets                            $      3,305   $      2,415
                                                                     ============   ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.      INCOME TAXES (Continued)

         The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 35.0% to income before income taxes. The significant items comprising these differences consisted of the following:

                                                                   Year Ended December 31,
                                                           ---------------------------------------
                                                              2006           2005           2004
                                                           ----------     ----------    ----------
         Federal income tax statutory rate                       35.0%          34.0%         34.0%
         State franchise tax, net of Federal tax effect           6.8%           6.9%          6.4%
         Tax benefit of interest on obligations of
           states and political subdivisions                     (2.2)%         (2.0)%        (1.9)%
         Tax-exempt income from life insurance
           policies                                              (0.5)%         (0.4)%        (2.3)%
         Stock option compensation expense                        0.3%
         Other                                                   (0.6)%          0.2%          0.5%
                                                           ----------     ----------    ----------
                 Effective tax rate                              38.8%          38.7%         36.7%
                                                           ==========     ==========    ==========

12.      COMMITMENTS AND CONTINGENCIES

         Leases
         ------

         The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2016. Certain of the leases have five year renewal options. Two of the branch facilities are leased from current or former members of the Company's Board of Directors (see Note
         17).

         Future minimum lease payments are as follows (dollars in thousands):

              Year Ending
              December 31,
              ------------
                  2007                                                                  $      977
                  2008                                                                       1,084
                  2009                                                                         833
                  2010                                                                         653
                  2011                                                                         555
               Thereafter                                                                    1,563
                                                                                        ----------

                                                                                        $    5,665
                                                                                        ==========

         Rental expense included in occupancy, furniture and equipment expense totaled $1,035,000, $887,000 and $718,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

         The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                                                      December 31,
                                                                               -------------------------
                                                                                  2006           2005
                                                                               ----------     ----------
         Commitments to extend credit:
            Revolving lines of credit secured by 1-4 family residences         $    9,144     $   16,845
            Commercial real estate, construction and land
               development commitments secured by real estate                      45,752         55,313
            Other unused commitments, principally commercial loans                 59,686         65,644
                                                                               ----------     ----------

                                                                               $  114,582     $  137,802
                                                                               ==========     ==========

         Standby letters of credit                                             $    5,701     $    3,393
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

         Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2006 and 2005. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

         Significant Concentrations of Credit Risk
         -----------------------------------------

         The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to clients throughout Sacramento, Placer, Yolo, Amador, El Dorado and Sonoma counties.

         In management's judgment, a concentration exists in real estate-related loans which represented approximately 71% and 72% of the Company's loan portfolio at December 31, 2006 and 2005, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.      COMMITMENTS AND CONTINGENCIES (Continued)

         Correspondent Banking Agreements
         --------------------------------

         The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $2,601,000 at December 31, 2006.

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

13.      SHAREHOLDERS' EQUITY

         Earnings Per Share
         ------------------

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

                                                                   Weighted
                                                                   Average
                                                                  Number of
                                                      Net           Shares       Per-Share
         For the Year Ended                         Income       Outstanding       Amount
         --------------------------------------  ------------   ------------   ------------

         December 31, 2006
         -----------------
         Basic earnings per share                $      9,062          5,801   $       1.56
                                                                               ============

         Effect of dilutive stock options                                107
                                                 ------------   ------------

         Diluted earnings per share              $      9,062          5,908   $       1.53
                                                 ============   ============   ============

         December 31, 2005
         -----------------

         Basic earnings per share                $      9,184          5,901   $       1.56
                                                                               ============

         Effect of dilutive stock options                                121
                                                 ------------   ------------

         Diluted earnings per share              $      9,184          6,022   $       1.53
                                                 ============   ============   ============

         December 31, 2004
         -----------------

         Basic earnings per share                $      5,827          4,952   $       1.18
                                                                               ============

         Effect of dilutive stock options                                226
                                                 ------------   ------------

         Diluted earnings per share              $      5,827          5,178   $       1.13
                                                 ============   ============   ============

                  AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.      SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans
         ------------------

         In 2000 and 1995, the Board of Directors adopted stock option plans under which options may be granted to employees and directors under incentive and nonstatutory agreements. Both of these plans have been approved by the Company's shareholders. At December 31, 2006, grants outstanding combined with shares available for future grants totaled 637,040 shares under these plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The purchase price of exercised options is payable in full in cash or shares of the Company's common stock owned by the optionee at the time the option is exercised. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Options vest ratably over a five year period. Outstanding options under the 1995 plan are exercisable until their expiration; however, no new options will be granted under this plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon the exercise of options.

         A summary of the outstanding and vested stock option activity for the year ended December 31, 2006 is as follows:

                                                        Outstanding                     Nonvested
                                                 ---------------------------   ---------------------------
                                                                  Weighted
                                                                  Average                       Weighted
                                                                  Exercise                      Average
                                                                  Price                         Fair Value
                                                    Shares        Per Share        Shares       Per Share
                                                 ------------   ------------   ------------   ------------
         Balance, January 1, 2006                     303,812   $      12.59        136,446   $       4.88

            Options granted                            67,926   $      26.48         67,926   $       8.34
            Options vested                                                          (33,037)  $       4.65
            Options exercised                         (45,070)  $       6.48
            Options expired or canceled                  (386)  $      19.44
                                                 ------------                  ------------
         Balance, December 31, 2006                   326,282   $      16.32        171,335   $       6.29
                                                 ============                  ============

         A summary of exercisable options as of December 31, 2006 is as follows:

         Number of vested stock options                                                            154,947
         Weighted average exercise price per share                                            $      10.54
         Aggregate intrinsic value                                                            $  2,085,000
         Weighted average remaining contractual term in years                                          4.0

                  AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.      SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------

         A summary of options outstanding at December 31, 2006 follows:

                                               Number of                Weighted              Number of
                                                Options                 Average                Options
                                              Outstanding               Remaining            Exercisable
                                              December 31,              Contractual          December 31,
         Range of Exercise Prices                 2006                     Life                  2006
         ------------------------             -------------           -------------         -------------
         $       4.51                                16,372              3.05 years                16,372
         $       4.78                                11,807              1.75 years                11,807
         $       5.30                                12,287               .35 years                12,287
         $       7.65                                10,440              2.85 years                10,440
         $       7.82                                 9,212              2.05 years                 9,212
         $       8.43                                35,323              1.75 years                35,323
         $      12.87                                40,235              6.25 years                23,332
         $      13.95                                   841              6.45 years                   505
         $      18.50                                56,922              7.35 years                22,686
         $      19.96                                26,516              8.05 years                 5,303
         $      20.10                                38,401              8.65 years                 7,680
         $      26.48                                67,926              9.15 years
                                              -------------                                 -------------
                                                    326,282                                       154,947
                                              =============                                 =============

         Common Stock Repurchase Program
         -------------------------------

         On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock. The repurchases are to be made from time to time in the open market as conditions allow. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason.

         Stock Dividend
         --------------

         The Board of Directors declared 5% stock dividends on November 15, 2006, November 16, 2005 and December 16, 2004. All per share and stock option data included in the consolidated financial statements have been retroactively restated to reflect the stock dividends.

14.      REGULATORY MATTERS

         Dividends
         ---------

         Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. The California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. In addition, subject to prior regulatory approval, any state banking association may request an exception to this restriction. In 2006, ARB requested, and received approval for, a one-time payment of $2,500,000. At December 31, 2006, ARB had $223,000 in retained earnings available for dividend payments to the Company.

                  AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

14.      REGULATORY MATTERS (Continued)

         Dividends (Continued)
         ---------

         The Company has paid quarterly cash dividends on its common stock since the first quarter of 2004; prior to that, the Company paid cash dividends twice a year since 1992. It is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. In 2006, 2005 and 2004, the Company declared cash dividends in the amount of $.58, $.51 and $.40, respectively, per common share. The amounts have been adjusted to reflect 5% stock dividends declared in 2006 and in 2005. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

         Regulatory Capital
         ------------------

         The Company and ARB are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and ARB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and its banking subsidiary met all their capital adequacy requirements as of December 31, 2006 and 2005.

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

                                                                                            December 31,
                                                                     ---------------------------------------------------------
                                                                                 2006                         2005
                                                                     ---------------------------   ---------------------------
                                                                        Amount          Ratio         Amount          Ratio
                                                                     ------------   ------------   ------------   ------------
                                                                                       (dollars in thousands)
         Leverage Ratio
         --------------

         American River Bankshares and Subsidiaries                  $     45,114            7.8%  $     45,351            7.6%
         Minimum regulatory requirement                              $     23,097            4.0%  $     23,741            4.0%

         American River Bank                                         $     45,842            8.0%  $     45,602            7.7%
         Minimum requirement for "Well-Capitalized" institution      $     28,825            5.0%  $     29,620            5.0%
         Minimum regulatory requirement                              $     23,060            4.0%  $     23,696            4.0%

                  AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

14.      REGULATORY MATTERS (Continued)

         Regulatory Capital (Continued)
         ------------------

                                                                                            December 31,
                                                                     ---------------------------------------------------------
                                                                                 2006                         2005
                                                                     ---------------------------   ---------------------------
                                                                        Amount          Ratio         Amount          Ratio
                                                                     ------------   ------------   ------------   ------------
                                                                                       (dollars in thousands)
         Tier 1 Risk-Based Capital Ratio
         -------------------------------

         American River Bankshares and Subsidiaries                  $     45,114           10.3%  $     45,351           10.6%
         Minimum regulatory requirement                              $     17,450            4.0%  $     17,165            4.0%

         American River Bank                                         $     45,842           10.5%  $     45,602           10.7%
         Minimum requirement for "Well-Capitalized" institution      $     26,087            6.0%  $     25,680            6.0%
         Minimum regulatory requirement                              $     17,391            4.0%  $     17,120            4.0%

         Total Risk-Based Capital Ratio
         ------------------------------

         American River Bankshares and Subsidiaries                  $     50,572           11.6%  $     50,719           11.8%
         Minimum regulatory requirement                              $     34,932            8.0%  $     34,355            8.0%

         American River Bank                                         $     51,282           11.8%  $     50,956           11.9%
         Minimum requirement for "Well-Capitalized" institution      $     43,522           10.0%  $     42,833           10.0%
         Minimum regulatory requirement                              $     34,818            8.0%  $     34,266            8.0%

15.      OTHER NONINTEREST INCOME AND EXPENSE

         Other noninterest income consisted of the following (dollars in thousands):

                                                                                              Year Ended December 31,
                                                                                    ------------------------------------------
                                                                                        2006           2005           2004
                                                                                    ------------   ------------   ------------
         Merchant fee income                                                        $        549   $        509   $        393
         Accounts receivable servicing fees (Note 8)                                         372            356            316
         Income from residential lending division                                            256            283            187
         Bank owned life insurance                                                           192            179             69
         Gain on life insurance death benefit                                                                              553
         Other                                                                               290            282            326
                                                                                    ------------   ------------   ------------

                                                                                    $      1,659   $      1,609   $      1,844
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

                  AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

15.      OTHER NONINTEREST INCOME AND EXPENSE (Continued)

         Other noninterest expense consisted of the following
         (dollars in thousands):

                                                           Year Ended December 31,
                                                 ------------------------------------------
                                                     2006           2005           2004
                                                 ------------   ------------   ------------
         Professional fees                       $        778   $        732   $        478
         Outsourced item processing                       495            489            383
         Telephone and postage                            411            439            280
         Advertising and promotion                        357            331            288
         Stationery and supplies                          335            303            262
         Amortization of intangible assets                330            352             30
         Directors' expense                               311            429            518
         Donations                                         88             82            527
         Other operating expenses                       1,271          1,231          1,156
                                                 ------------   ------------   ------------

                                                 $      4,376   $      4,388   $      3,922
                                                 ============   ============   ============

16.      EMPLOYEE BENEFIT PLANS

         American River Bankshares 401(k) Plan
         -------------------------------------

         The American River Bankshares 401(k) Plan commenced January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participants' contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions (made after January 1, 2004) are 100% vested upon entering the plan. The Company's contributions made prior to January 1, 2004 vest at a rate of 20% per year over a five year period. The Company's contributions totaled $217,000, $220,000 and $169,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

         American River Bankshares Deferred Compensation Plan
         ----------------------------------------------------

         The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and funds the interest earned on participant deferrals at a rate based on U.S. Government Treasury rates. Deferred compensation, including interest earned, totaled $1,488,000, $1,147,000 and $851,000 at December 31,
         2006, 2005 and 2004, respectively. The expense recognized under this plan totaled $113,000, $78,000 and $55,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

                  AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

16.      EMPLOYEE BENEFIT PLANS (Continued)

         Salary Continuation Plan
         ------------------------

         The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives' expected final payment dates in a systematic and rational manner. At the balance sheet date, the amount of accrued benefits approximates the then present value of the benefits expected to be provided at retirement. The expense recognized under this plan totaled $126,000, $115,000 and $29,000 for the years ended December 31, 2006,
         2005 and 2004, respectively.

         Under these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $9,697,000 and $5,073,000 at December 31, 2006 and 2005, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Tax-exempt income on these policies, net of expense, totaled approximately $192,000, $179,000 and $69,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

17.      RELATED PARTY TRANSACTIONS

         During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2006 (dollars in thousands):

         Balance, January 1, 2006                                  $      6,976

               Disbursements                                                 64
               Amounts repaid                                             4,801
                                                                   ------------

         Balance, December 31, 2006                                $      2,239
                                                                   ============
         Undisbursed commitments to related parties,
               December 31, 2006                                   $        106
                                                                   ============

         The Company also leases two of its branch facilities from current or former members of the Company's Board of Directors. Rental payments to the Directors totaled $118,000, $115,000 and $112,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

                  AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

18.      OTHER COMPREHENSIVE INCOME (LOSS)

         At December 31, 2006, 2005 and 2004, the Company had other comprehensive income (loss) as follows (dollars in thousands):

                                                                                   Tax
                                                                   Before        (Expense)       After
                                                                    Tax           Benefit         Tax
                                                                ------------   ------------   ------------
         For the Year Ended December 31, 2006
         ------------------------------------

         Other comprehensive income:
            Unrealized holding gains                            $        323   $       (130)  $        193
            Less reclassification adjustment for realized
               gains included in net income                                1                             1
                                                                ------------   ------------   ------------

                                                                $        322   $       (130)  $        192
                                                                ============   ============   ============

         For the Year Ended December 31, 2005
         ------------------------------------

         Other comprehensive loss:
            Unrealized holding losses                           $     (2,111)  $        827   $     (1,284)
            Less reclassification adjustment for realized
               gains included in net income                               48            (20)            28
                                                                ------------   ------------   ------------

                                                                $     (2,159)  $        847   $     (1,312)
                                                                ============   ============   ============

         For the Year Ended December 31, 2004
         ------------------------------------

         Other comprehensive loss:
            Unrealized holding losses                           $       (588)  $        256   $       (332)
            Less reclassification adjustment for realized
               losses included in net income                             (38)            15            (23)
                                                                ------------   ------------   ------------

                                                                $       (550)  $        241   $       (309)
                                                                ============   ============   ============

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

         The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2006 and 2005:

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

         Commitments to extend credit: The fair value of commitments are based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at December 31, 2006 and 2005.

                  AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                            December 31, 2006             December 31, 2005
                                                      ---------------------------   ---------------------------
                                                                       Estimated                     Estimated
                                                        Carrying         Fair         Carrying         Fair
                                                         Amount          Value         Amount          Value
                                                      ------------   ------------   ------------   ------------
         Financial assets:
            Cash and cash equivalents                 $     25,352   $     25,352   $     36,075   $     36,075
            Interest-bearing deposits in banks               4,951          4,955          4,844          4,823
            Investment securities                          148,240        147,929        169,201        168,847
            Loans and leases, net                          382,993        382,630        365,571        364,589
            FHLB stock                                       3,071          3,071          2,608          2,608
            Accounts receivable servicing
               receivables                                   2,581          2,581          2,000          2,000
            Accrued interest receivable                      3,131          3,131          2,925          2,925
            Cash surrender value of life
               insurance policies                            9,697          9,697          5,073          5,073

         Financial liabilities:
            Deposits                                  $    493,875   $    494,512   $    500,706   $    500,906
            Short-term borrowings                           37,270         37,270         39,386         39,386
            Long-term borrowings                             5,000          4,942          4,270          3,423
            Accrued interest payable                           868            868            795            795

                  AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

20.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET

                           December 31, 2006 and 2005
                             (Dollars in thousands)

                                                                         2006           2005
                                                                     ------------   ------------
                                          ASSETS

         Cash and due from banks                                     $        308   $        316
         Investment in subsidiaries                                        63,100         62,997
         Dividends receivable from subsidiaries                               300            842
         Other assets                                                       1,434            973
                                                                     ------------   ------------

                                                                     $     65,142   $     65,128
                                                                     ============   ============

                                      LIABILITIES AND
                                   SHAREHOLDERS' EQUITY

         Liabilities:
            Dividends payable to shareholders                        $        848   $        841
            Other liabilities                                               1,923          1,541
                                                                     ------------   ------------

                  Total liabilities                                         2,771          2,382
                                                                     ------------   ------------

         Shareholders' equity:
            Common stock                                                   48,246         47,474
            Retained earnings                                              14,690         16,029
            Accumulated other comprehensive loss, net of taxes               (565)          (757)
                                                                     ------------   ------------

                  Total shareholders' equity                               62,371         62,746
                                                                     ------------   ------------

                                                                     $     65,142   $     65,128
                                                                     ============   ============

                  AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

20.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                          CONDENSED STATEMENT OF INCOME

              For the Years Ended December 31, 2006, 2005 and 2004
                             (Dollars in thousands)

                                                                         2006           2005           2004
                                                                     ------------   ------------   ------------
         Income:
            Dividends declared by subsidiaries -
               eliminated in consolidation                           $      9,570   $      6,522   $     12,035
            Management fee from subsidiaries - eliminated
               in consolidation                                             3,174          2,760          2,193
            Other income                                                       20             19             20
                                                                     ------------   ------------   ------------

                  Total income                                             12,764          9,301         14,248
                                                                     ------------   ------------   ------------

         Expenses:
            Salaries and employee benefits                                  2,647          2,338          2,042
            Professional fees                                                 386            225            107
            Directors' expense                                                237            339            433
            Donations                                                                                       503
            Other expenses                                                    726            611            524
                                                                     ------------   ------------   ------------

                  Total expenses                                            3,996          3,513          3,609
                                                                     ------------   ------------   ------------
                  Income before equity in undistributed
                     income of subsidiaries                                 8,768          5,788         10,639

         Equity in undistributed (distributed) income of
            subsidiaries                                                      (28)         3,107         (5,355)
                                                                     ------------   ------------   ------------

                  Income before income taxes                                8,740          8,895          5,284

         Income tax benefit                                                   322            289            543
                                                                     ------------   ------------   ------------

                  Net income                                         $      9,062   $      9,184   $      5,827
                                                                     ============   ============   ============

                  AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

20.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2006, 2005 and 2004
                             (Dollars in thousands)

                                                                         2006           2005           2004
                                                                     ------------   ------------   ------------
         Cash flows from operating activities:
            Net income                                               $      9,062   $      9,184   $      5,827
            Adjustments to reconcile net income to net
               cash provided by operating activities:
                  Undistributed (distributed) earnings of
                     subsidiaries                                              28         (3,107)         5,355
                  Decrease (increase) in dividends receivable
                     from subsidiaries                                        542          9,143         (9,635)
                  Stock option compensation expense                           221
                  (Increase) decrease in other assets                        (206)            74           (149)
                  Increase (decrease) in other liabilities                     32           (692)         1,149
                                                                     ------------   ------------   ------------

                     Net cash provided by operating activities              9,679         14,602          2,547
                                                                     ------------   ------------   ------------

         Cash flows from investing activities:
            Cash paid to Bank of Amador shareholders                                     (12,730)
            Purchase of equipment                                             (58)          (353)
                                                                     ------------   ------------   ------------

                     Net cash used in investing activities                    (58)       (13,083)
                                                                     ------------   ------------   ------------

         Cash flows from financing activities:
            Cash dividends paid                                            (3,325)        (2,753)        (2,070)
            Exercise of stock options, including tax benefit                  441            945          1,959
            Cash paid to repurchase common stock                           (6,724)        (2,017)          (184)
            Cash paid for fractional shares                                   (21)           (32)
                                                                     ------------   ------------   ------------

                     Net cash used in financing activities                 (9,629)        (3,857)          (295)
                                                                     ------------   ------------   ------------
                     Net (decrease) increase in cash and cash
                        equivalents                                            (8)        (2,338)         2,252

         Cash and cash equivalents at beginning of year                       316          2,654            402
                                                                     ------------   ------------   ------------

         Cash and cash equivalents at end of year                    $        308   $        316   $      2,654
                                                                     ============   ============   ============

         Non-cash investing activities:
            Payable to Bank of Amador shareholders                                                 $     12,730
            Common stock issued in acquisition                                                     $     18,284

         Non-cash financing activities:
            Dividends declared and unpaid                            $        848   $        841   $        582
            Cumulative effect of adopting SAB 108, net of taxes      $        214


Selected Quarterly Information (Unaudited)
--------------------------------------------------------------------------------------------------------
(In thousands, except per share and price range of common stock)
--------------------------------------------------------------------------------------------------------

                                         March 31,          June 30,      September 30,    December 31,
--------------------------------------------------------------------------------------------------------
                  2006

Interest income                        $        9,117   $        9,463   $        9,737   $        9,637
Net interest income                             6,792            6,699            6,798            6,777
Provision for loan and lease losses                84              156               30               50
Noninterest income                                634              597              605              607
Noninterest expense                             3,638            3,622            3,602            3,526
Income before taxes                             3,704            3,518            3,771            3,808
Net income                                      2,243            2,137            2,275            2,407
--------------------------------------------------------------------------------------------------------

Basic earnings per share               $          .38   $          .36   $          .39   $          .43
Diluted earnings per share                        .37              .36              .39              .42
Cash dividends per share                         .143             .143             .143             .150
--------------------------------------------------------------------------------------------------------
Price range, common stock              $  20.24-27.62   $  24.53-27.62   $  23.05-25.90   $  23.01-25.47
========================================================================================================

                  2005

Interest income                        $        7,674   $        8,011   $        8,562   $        8,966
Net interest income                             6,315            6,439            6,753            6,955
Provision for loan and lease losses               217               55               --               50
Noninterest income                                581              584              594              570
Noninterest expense                             3,328            3,403            3,464            3,298
Income before taxes                             3,351            3,565            3,883            4,177
Net income                                      2,051            2,190            2,376            2,567
--------------------------------------------------------------------------------------------------------

Basic earnings per share               $          .35   $          .37   $          .40   $          .44
Diluted earnings per share                        .34              .36              .39              .43
Cash dividends per share                         .113             .118             .136             .143
--------------------------------------------------------------------------------------------------------
Price range, common stock              $  18.90-21.31   $  18.82-21.54   $  18.96-22.00   $  20.05-21.80
========================================================================================================

The earnings per share, cash dividends, and price range have been adjusted for 5% stock dividends in 2006 and 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2006. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2006, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

         The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

         During the quarter ended December 31, 2006, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective based upon those criteria.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING
--------------------------------------------------------------------------------

To the Board of Directors
American River Bankshares

         We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that American River Bankshares and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

         In our opinion, management's assessment that American River Bankshares and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, American River Bankshares and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American River Bankshares and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 7, 2007 expressed an unqualified opinion thereon.

                                       /s/ Perry-Smith LLP
                                       ----------------------------------------

Sacramento, California
March 7, 2007

Item 9B. Other Information.

         None.


PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

         The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

         (10.1) Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California. **

         (10.2) Lease agreement between American River Bank and Bradshaw Plaza, Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on November 28, 2006.

         (10.3) Lease agreement between American River Bank and Marjorie G. Taylor dated April 5, 1984, and addendum dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California.
                  **

         (10.4) Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on July 31, 2006.

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

        *(10.11) American River Bank Employee Severance Policy dated March 18, 1998. **

         (10.12) Lease agreement and addendum between North Coast Bank, N.A. and Rosario LLC, each dated September 1, 1998, related to 50 Santa Rosa Avenue, Santa Rosa, California. **

         (10.13) Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

        *(10.14) Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit
                  99.3 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

         (10.15) Lease agreement between R & R Partners, a California General Partnership and North Coast Bank, N.A., dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 10.32 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto, dated January 2, 2006, incorporated by reference from
                  Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on January 3, 2006.

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

        *(10.19) Registrant's 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement.
                  **

        *(10.20) Registrant's 401(k) Plan dated September 20, 2004, incorporated by reference from Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 12, 2004.

         (10.21) Lease agreement between Bank of Amador and the United States Postal Service, dated April 24, 2001, related to 424 Sutter Street, Jackson, California (***) and the First Amendment thereto, dated June 5, 2006, incorporated by reference from
                  Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on June 6, 2006.

         (10.22) Ground lease agreement between Bank of Amador and the James B. Newman and Helen M. Newman, dated June 1, 1992, related to 26675 Tiger Creek Road, Pioneer, California. ***

        *(10.23) Salary Continuation Agreement, as amended on June 2, 2006, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.5 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

        *(10.24) Director Retirement Agreement, as amended on June 2, 2006, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.6 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

        *(10.25) Employment Agreement dated June 2, 2006 between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.4 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

         (10.26) Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 22, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on April 27, 2005.

         (10.27) Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 18, 2005.

         (10.28) Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated September 8, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on September 9, 2005.

        *(10.29) American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 27, 2005 and First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 17, 2006.

        *(10.30) American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant's Report on Form 10-Q, filed with the Commission on August 8, 2006.

        *(10.31) Employment Agreement dated September 20, 2006 between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

        *(10.32) Employment Agreement dated September 20, 2006 between American River Bankshares and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

        *(10.33) Employment Agreement dated September 20, 2006 between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

        *(10.34) Employment Agreement dated September 20, 2006 between American River Bank and Gregory N. Patton, incorporated by reference from Exhibit 99.4 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

        *(10.35) Employment Agreement dated September 20, 2006 between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.5 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

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

                  ** Incorporated by reference to Registrant's Registration
                     Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

                  ***Incorporated by reference to Registrant's Registration
                     Statement on Form S-4 (No. 333-119085) filed with the Commission on September 17, 2004.

         An Annual Report for the fiscal year ended December 31, 2006 and Notice of Annual Meeting and Proxy Statement for the Company's 2007 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN RIVER BANKSHARES


March 5, 2007                       By: /s/ DAVID T. TABER
-------------                           ----------------------------------------
                                        David T. Taber
                                        Chief Executive Officer
                                        (Principal Executive Officer)


March 5, 2007                       By: /s/ MITCHELL A. DERENZO
-------------                           ----------------------------------------
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

    Signature                       Title                            Date

/s/ CHARLES D. FITE                 Director, Chairman               3/07/07
-------------------------------
Charles D. Fite


/s/ ROGER J. TAYLOR                 Director, Vice Chairman          3/07/07
-------------------------------
Roger J. Taylor


/s/ AMADOR S. BUSTOS                Director                         3/07/07
-------------------------------
Amador S. Bustos


/s/ ROBERT J. FOX                   Director                         3/07/07
-------------------------------
Robert J. Fox


/s/ WILLIAM A. ROBOTHAM             Director                         3/07/07
-------------------------------
William A. Robotham


/s/ DAVID T. TABER                  Director                         3/07/07
-------------------------------
David T. Taber


/s/ STEPHEN H. WAKS                 Director                         3/07/07
-------------------------------
Stephen H. Waks


/s/ MICHAEL A. ZIEGLER              Director                         3/07/07
-------------------------------
Michael A. Ziegler

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