Form 10-Q
period 2007-03-31
AMERICAN RIVER BANKSHARES
filed 2007-05-07
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        March 31, 2007
                                      --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                           Commission File No. 0-31525

                            AMERICAN RIVER BANKSHARES
            ---------------------------------------------------------
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


                                 (916) 854-0123
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

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

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 5,520,433 shares outstanding at May 7, 2007.

                            AMERICAN RIVER BANKSHARES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2007



Part I.                                                                                              Page

    Item 1.      Financial Statements                                                                  3
    Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                           11
    Item 3.      Quantitative and Qualitative Disclosures About Market Risk                           26
    Item 4.      Controls and Procedures                                                              27

Part II.

   Item 1.       Legal Proceedings                                                                    27
   Item 1A.      Risk Factors                                                                         28
   Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                          28
   Item 3.       Defaults Upon Senior Securities                                                      28
   Item 4.       Submission of Matters to a Vote of Security Holders                                  28
   Item 5.       Other Information                                                                    28
   Item 6.       Exhibits                                                                             28


Signatures                                                                                            33

Exhibit Index                                                                                         34
     31.1        Certifications of Chief Executive Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002                                                           45
     31.2        Certifications of the Chief Financial Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002                                                           46
     32.1        Certifications of Chief Executive Officer and Chief Financial Officer
                 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                            47

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.


                            AMERICAN RIVER BANKSHARES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                         March 31,      December 31,
                                                                            2007            2006
                                                                        ------------    ------------
                                                                         (Unaudited)      (Audited)
ASSETS
Cash and due from banks                                                 $     16,275    $     25,352
Federal funds sold                                                               400              --
                                                                        ------------    ------------
      Total cash and cash equivalents                                         16,675          25,352

Interest-bearing deposits in banks                                             4,951           4,951
Investment securities:
   Available-for-sale (amortized cost: 2007--$90,359; 2006--$105,166)         89,735         104,209
   Held-to-maturity (market value: 2007--$41,265; 2006--$43,720)              41,425          44,031
Loans and leases, less allowance for loan and lease losses of
   $5,935 at March 31, 2007 and $5,874 at December 31, 2006                  379,646         382,993
Premises and equipment, net                                                    1,765           1,846
Federal Home Loan Bank stock                                                   3,119           3,071
Accounts receivable servicing receivables, net                                 1,842           2,581
Goodwill and other intangible assets                                          17,745          17,822
Accrued interest receivable and other assets                                  17,746          17,147
                                                                        ------------    ------------
                                                                        $    574,649    $    604,003
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                                $    146,964    $    160,574
     Interest bearing                                                        338,780         333,301
                                                                        ------------    ------------
             Total deposits                                                  485,744         493,875

Short-term borrowings                                                         20,083          37,270
Long-term borrowings                                                           2,500           5,000
Accrued interest payable and other liabilities                                 6,339           5,487
                                                                        ------------    ------------

             Total liabilities                                               514,666         541,632
                                                                        ------------    ------------

Commitments and contingencies (Note 3)
Shareholders' equity:
    Common stock - no par value; 20,000,000 shares
       authorized; issued and outstanding - 5,520,433 shares
         at March 31, 2007 and 5,657,346 shares at December 31, 2006          44,405          48,246
    Retained earnings                                                         15,946          14,690
    Accumulated other comprehensive loss, net of taxes (Note 5)                 (368)           (565)
                                                                        ------------    ------------

            Total shareholders' equity                                        59,983          62,371
                                                                        ------------    ------------
                                                                        $    574,649    $    604,003
                                                                        ============    ============

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(Dollars in thousands, except per share data)
For the three month periods ended March 31,

                                                                    2007           2006
                                                                ------------   ------------
Interest income:
    Interest and fees on loans and leases                       $      7,848   $      7,338
    Interest on Federal funds sold                                         3              1
    Interest on deposits in banks                                         68             50
    Interest and dividends on investment securities:
       Taxable                                                         1,249          1,468
       Exempt from Federal income taxes                                  288            252
       Dividends                                                           8              8
                                                                ------------   ------------
         Total interest income                                         9,464          9,117
                                                                ------------   ------------
Interest expense:
    Interest on deposits                                               2,447          1,794
    Interest on short-term borrowings                                    430            441
    Interest on long-term borrowings                                      40             90
                                                                ------------   ------------
          Total interest expense                                       2,917          2,325
                                                                ------------   ------------

          Net interest income                                          6,547          6,792

Provision for loan and lease losses                                      121             84
                                                                ------------   ------------
Net interest income after provision for loan and lease losses          6,426          6,708
                                                                ------------   ------------

Noninterest income                                                       641            634
                                                                ------------   ------------

Noninterest expense:
    Salaries and employee benefits                                     2,125          1,965
    Occupancy                                                            341            352
    Furniture and equipment                                              164            228
    Other expense                                                      1,062          1,093
                                                                ------------   ------------
          Total noninterest expense                                    3,692          3,638
                                                                ------------   ------------

          Income before provision for income taxes                     3,375          3,704

Provision for income taxes                                             1,289          1,461
                                                                ------------   ------------

          Net income                                            $      2,086   $      2,243
                                                                ============   ============

Basic earnings per share (Note 4)                               $        .37   $        .38
                                                                ============   ============

Diluted earnings per share (Note 4)                             $        .37   $        .37
                                                                ============   ============

Cash dividends per share of outstanding common
    stock, adjusted for stock dividends                         $        .15   $        .14
                                                                ============   ============

         See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except number of shares) (Unaudited)

                                                   Common Stock                          Accumulated
                                            ---------------------------                     Other
                                                                            Retained     Comprehensive  Shareholders'  Comprehensive
                                               Shares         Amount        Earnings     Income (Loss)     Equity         Income
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 2006                       5,604,479   $     47,474   $     16,029   $       (757)  $     62,746

Cumulative effect of adopting Staff
     Accounting Bulletin No. 108,
     net of tax:                                                                  (214)                         (214)
Comprehensive income (Note 5):
   Net income                                                                    9,062                         9,062   $      9,062
   Other comprehensive income, net of tax:
       Net change in unrealized losses on
         available-for-sale
         investment securities                                                                    192            192            192
                                                                                                                       ------------

         Total comprehensive income                                                                                    $      9,254
                                                                                                                       ============

Cash dividends ($0.58 per share)                                                (3,332)                       (3,332)
Fractional shares redeemed                                                         (21)                          (21)
5% stock dividend                                268,346          6,834         (6,834)
Stock options exercised and related tax
  benefit                                         43,162            441                                          441
Stock option compensation expense                                   221                                          221
Retirement of common stock                      (258,641)        (6,724)                                      (6,724)
                                            ------------   ------------   ------------   ------------   ------------

              Balance, December 31, 2006       5,657,346         48,246         14,690           (565)        62,371

Comprehensive income (Note 5):
   Net income                                                                    2,086                         2,086   $      2,086
   Other comprehensive income, net of tax:
       Net change in unrealized losses on
         available-for-sale
         investment securities                                                                    197            197            197
                                                                                                                       ------------

          Total comprehensive income                                                                                   $      2,283
                                                                                                                       ============

Cash dividends ($0.15 per share)                                                  (830)                         (830)
Stock options exercised and related tax
  benefit                                         22,087            176                                          176
Stock option compensation expense                                    62                                           62
Retirement of common stock                      (159,000)        (4,079)                                      (4,079)
                                            ------------   ------------   ------------   ------------   ------------

              Balance, March 31, 2007          5,520,433   $     44,405   $     15,946   $       (368)  $     59,983
                                            ============   ============   ============   ============   ============

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(Dollars in thousands)
For the three months ended March 31,

                                                                             2007            2006
                                                                         ------------    ------------
Cash flows from operating activities:
    Net income                                                           $      2,086    $      2,243
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan and lease losses                                      121              84
         Decrease in deferred loan origination fees, net                          (75)            (58)
         Depreciation and amortization                                            202             262
         Amortization of investment security premiums
              and discounts, net                                                   88             201
         Provision for accounts receivable servicing
             receivable allowance for losses                                        1              --
         Increase in cash surrender value of life insurance                       (97)            (44)
             polices
         Stock option compensation expense                                         62              37
         (Increase) decrease  in accrued interest
              receivable and other assets                                        (639)            673
         Increase (decrease) in accrued interest payable
              and other liabilities                                               872            (286)
                                                                         ------------    ------------

                    Net cash provided by operating activities            $      2,621    $      3,112
                                                                         ------------    ------------

Cash flows from investing activities:
         Proceeds from the sale of investment securities                        6,494           1,066
         Proceeds from matured available-for-sale investment
                securities                                                      9,300           2,500
         Purchases of available-for-sale investment securities                     --              --
         Purchases of held-to-maturity investment securities                     (967)             --
         Proceeds from principal repayments for available-
                for-sale investment securities                                    718             609
         Proceeds from principal repayments for held-to-
                maturity investment securities                                  1,781           3,234
         Net (increase) decrease in interest-bearing deposits in banks             --              --
         Net decrease (increase) in loans                                       3,301          (7,209)
         Net decrease (increase) in accounts receivable
                servicing receivables                                             738             (49)
         Purchases of equipment                                                   (44)           (102)
         Net increase in FHLB stock                                               (48)            (31)
                                                                         ------------    ------------

                    Net cash provided by investing activities            $     21,273    $         18
                                                                         ------------    ------------


    Cash flows from financing activities:
         Net decrease in demand, interest-bearing
             and savings deposits                                        $     (4,380)   $    (13,419)
         Net (decrease) increase in time deposits                              (3,751)          8,669
         Net (decrease) increase in short-term borrowings                     (17,187)            643
         Net (decrease) increase in long-term borrowings                       (2,500)          3,984
         Payment of cash dividends                                               (850)           (841)
         Cash paid to repurchase common stock                                  (4,079)           (264)
          Exercise of stock options, including tax benefit                        176             284
                                                                         ------------    ------------

                   Net cash used in financing activities                 $    (32,571)   $       (944)
                                                                         ------------    ------------

                   (Decrease) increase in cash and cash
                   equivalents                                                 (8,677)          2,186

Cash and cash equivalents at beginning of year                                 25,352          36,075
                                                                         ------------    ------------

Cash and cash equivalents at end of period                               $     16,675    $     38,261
                                                                         ============    ============

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at March 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the three-month periods ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2006 annual report on Form 10-K. The results of operations for the three-month period ended March 31, 2007 may not necessarily be indicative of the operating results for the full year.

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

Stock Option Compensation

The weighted average grant date fair value of options granted for the three month periods ended March 31, 2007 and 2006 was $6.37 and $8.34, respectively. For the three-month periods ended March 31, 2007 and 2006, the compensation cost recognized for stock option compensation was $62,000 and 37,000, respectively. The recognized tax benefit for stock option compensation expense was $11,000 and $7,000, for the three-month periods ended March 31, 2007 and 2006, respectively. At March 31, 2007, the total compensation cost related to nonvested awards not yet recorded is expected to be $1,133,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 2.5 years.

Stock Option Activity

A summary of option activity under the stock option plans as of March 31, 2007 and changes during the period then ended is presented below:

                                                                    Weighted
                                                      Weighted       Average       Aggregate
                                                      Average       Remaining      Intrinsic
                                                      Exercise     Contractual       Value
             Options                   Shares          Price           Term          ($000)
                                    ------------    ------------   ------------   ------------
   Outstanding at January 1, 2007        326,282    $      16.32      6.2 years   $      2,504
            Granted                       62,576    $      25.80     10.0 years           (110)
            Exercised                    (22,087)   $       6.38             --             --
            Cancelled                         --              --             --             --
                                    ------------
   Outstanding at March 31, 2007         366,771    $      18.54      7.0 years   $      2,022
                                    ============                   ============   ============
   Exercisable at March 31, 2007         160,200    $      12.89      4.8 years   $      1,787
                                    ============                   ============   ============

The intrinsic value was derived from the market price of the Company's common stock of $24.05 as of March 31, 2007.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $121,624,000 and standby letters of credit of approximately $6,521,000 at March 31, 2007. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2007 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at March 31, 2007 or March 31, 2006.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,564,723 shares for the three-month period ended March 31, 2007, and 5,893,821 shares for the three-month period ended March 31, 2006). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (79,333 shares for the three-month period ended March 31, 2007 and 119,187 for the three-month period ended March 31, 2006). Earnings per share is retroactively adjusted for stock splits and stock dividends for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $197,000 for the three-month period ended March 31, 2007 and $(432,000) for the three-month period ended March 31, 2006. Comprehensive income was $2,283,000 for the three-month period ended March 31, 2007 and $1,811,000 for the three-month period ended March 31, 2006. Reclassification adjustments resulting from gain or loss on sale of investment securities were not significant for all periods presented.

6. BORROWING ARRANGEMENTS

The Company has a total of $53,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2007 or December 31, 2006.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $22,583,000 were outstanding from the FHLB at March 31, 2007, bearing interest rates ranging from 2.66% to 6.13% and maturing between April 2, 2007 and April 7, 2008. Advances totaling $42,270,000 were outstanding from the FHLB at December 31, 2006, bearing interest rates ranging from 2.66% to 6.13% and maturing between January 3, 2007 and April 7, 2008. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2007 and December 31, 2006 totaled $115,400,000 and $87,091,000, respectively.

7. INVESTMENT SECURITIES

Management periodically evaluates each investment security in a loss position for other than temporary impairment relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily-impaired.

8. INCOME TAXES

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes--an Interpretation of FASB statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.

The Company previously recognized income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on the Company's provision for income taxes for the three months ended March 31, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

9. ACCOUNTING PRONOUNCEMENTS

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115 ("FAS 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. FAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007, with early adoption permissible, subject to certain criteria. Management did not elect to early adopt SFAS 159. Management does not anticipate that this statement will have a significant impact on the Company's financial position, results of operations or cash flows.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-10 (EITF 06-10), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No.
12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statements, results of operations or liquidity.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts between December 31, 2006 and March 31, 2007 and its income and expense accounts for the three-month periods ended March 31, 2007 and 2006. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited.

         Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment;
(10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. These factors and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2006 and its 2007 reports filed on Form 8-K.

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

         The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk, loss events, or changes in other factors, occur. The analysis of the allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since our analysis of risk and loss potential is updated regularly, the errors that might otherwise occur are mitigated. If the allowance for loan and lease losses falls below that deemed adequate (by reason of loan and lease growth, actual losses, the effect of changes in risk factors, or some combination of these), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short-term. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses Activity" discussion later in this Item 2.

Stock-Based Compensation

         The Company accounts for its stock-based compensation under the recognition and measurement principles of Financial Accounting Standards Board Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company adopted FAS 123 (R) on a modified prospective method, beginning on January 1, 2006. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and the risk-free interest rate.

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

General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 130 full-time employees as of March 31, 2007.

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

         American River Bank's deposits are insured by the Federal Deposit Insurance Corporation up to applicable legal limits. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and revolving credit and offers other customary banking services. American River Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994.

         During 2007, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol "AMRB."

Overview

         The Company recorded net income of $2,086,000 for the quarter ended March 31, 2007, which was $157,000 (7.0%) below the $2,243,000 reported for the same period of 2006. Diluted earnings per share for the first quarters of 2007 and 2006 remained the same at $0.37. The return on average equity (ROAE) and the return on average assets (ROAA) for the first quarter of 2007 were 14.02% and 1.44%, respectively, as compared to 14.41% and 1.49%, respectively, for the same period in 2006.

          Total assets of the Company decreased by $29,354,000 (4.9%) from $604,003,000 at December 31, 2006 to $574,649,000 at March 31, 2007. Net loans totaled $379,646,000 at March 31, 2007, down $3,347,000 (0.9%) from the
$382,993,000 at December 31, 2006. Deposit balances at March 31, 2007 totaled $485,744,000, down $8,131,000 (1.6%) from $493,875,000 at December 31, 2006.

         The Company ended the first quarter of 2007 with a Tier 1 capital ratio of 9.9% and a total risk-based capital ratio of 11.2% versus 10.3% and 11.6%, respectively, at December 31, 2006.

         Table One below provides a summary of the components of net income for the periods indicated (See the "Results of Operations" section that follows for an explanation of the fluctuations in the individual components):

Table One:  Components of Net Income
--------------------------------------------------------------------------------
                                                        For the three months
                                                           ended March 31
                                                     -------------------------
(Dollars in thousands)                                  2007           2006
                                                     ----------     ----------

Net interest income*                                 $    6,636     $    6,875
Provision for loan losses                                  (121)           (84)
Noninterest income                                          641            634
Noninterest expense                                      (3,692)        (3,638)
Provision for income taxes                               (1,289)        (1,461)
Tax equivalent adjustment                                   (89)           (83)
                                                     ----------     ----------

Net income                                           $    2,086     $    2,243
                                                     ==========     ==========

--------------------------------------------------------------------------------
Average total assets                                 $  588,775     $  608,549
Net income (annualized) as a percentage
  of average total assets                                  1.44%          1.49%

--------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 5.04% for the three months ended March 31, 2007 and 5.12% for the three months ended March 31, 2006.

         The fully taxable equivalent interest income component for the first quarter of 2007 increased $353,000 (3.8%) to $9,553,000 compared to $9,200,000 for the three months ended March 31, 2006. The increase in the fully taxable equivalent interest income for the first quarter of 2007 compared to the same period in 2006 is broken down by rate (up $310,000) and volume (up $43,000). The rate increase can be attributed to increases implemented by the Company during 2004, 2005 and 2006 and continuing through the first quarter of 2007 in response to the Federal Reserve Board (the "FRB") increases in the Federal funds and Discount rates. Increases by the FRB have resulted in seventeen 25 basis point increases since June 2004. The overall increasing interest rate environment since June 2004 has resulted in a 41 basis point increase in the yield on average earning assets from 6.85% for the first quarter of 2006 to 7.26% for the first quarter of 2007. The volume increase was the result of the change in mix of earning assets from lower yielding investment securities to higher earning loans and leases. Average loan balances were up $16,841,000 (4.5%) in 2007 over the balances in 2006, while average investment securities balances were down $28,440,000 (16.8%). The increase in average loans is the result of the Company's concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market.

         Interest expense was $592,000 (25.5%) higher in the first quarter of 2007 versus the same period in the prior year. The average balances on interest bearing liabilities were $11,556,000 (3.0%) lower in the first quarter of 2007 versus the same quarter in 2006. The lower balances in interest bearing balances accounted for a $101,000 decrease in interest expense. Average borrowings were down $13,461,000 (26.5%) as the Company focused on reducing the higher cost borrowings; the decrease in other borrowings accounting for $141,000 in reduced interest costs compared to the first quarter of 2007. Increased rates accounted for an additional $693,000 in interest expense for the three-month period ended March 31, 2007. Interest paid on interest bearing liabilities increased 72 basis points on a quarter-over-quarter basis from 2.46% to 3.18%. The increase in rates is a direct result of the higher overall rate environment.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
-------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                          2007                                     2006
                                     -------------------------------------    -------------------------------------

(Taxable Equivalent Basis)               Avg                       Avg            Avg                       Avg
(Dollars in thousands)                 Balance      Interest     Yield (4)      Balance      Interest     Yield (4)
                                     ----------    ----------   ----------    ----------    ----------   ----------
Assets
Earning assets:
  Loans and leases (1)               $  387,398    $    7,848         8.22%   $  370,557    $    7,338         8.03%
  Taxable investment
     securities                         110,666         1,249         4.58%      141,330         1,468         4.21%
  Tax-exempt investment
     securities (2)                      29,818           376         5.11%       27,588           333         4.90%
  Corporate stock                           561             9         6.51%          567            10         7.15%
  Federal funds sold                        238             3         5.11%          124             1         3.27%
  Investments in time deposits            4,964            68         5.56%        4,844            50         4.19%
                                     ----------    ----------                 ----------    ----------
Total earning assets                    533,645         9,553         7.26%      545,010         9,200         6.85%
                                                   ----------                               ----------
Cash & due from banks                    20,919                                   32,899
Other assets                             40,129                                   36,352
Allowance for loan & lease losses        (5,918)                                  (5,712)
                                     ----------                               ----------
                                     $  588,775                               $  608,549
                                     ==========                               ==========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  NOW and money market               $  165,321           906         2.22%   $  172,406           654         1.54%
  Savings                                37,534           130         1.40%       35,878            34         0.38%
  Time deposits                         131,604         1,411         4.35%      124,270         1,106         3.61%
  Other borrowings                       37,274           470         5.11%       50,735           531         4.24%
                                     ----------    ----------                 ----------    ----------
Total interest bearing
  liabilities                           371,733         2,917         3.18%      383,289         2,325         2.46%
                                                   ----------                               ----------
Demand deposits                         150,754                                  155,883
Other liabilities                         5,955                                    6,229
                                     ----------                               ----------
Total liabilities                       528,442                                  545,401
Shareholders' equity                     60,333                                   63,148
                                     ----------                               ----------
                                     $  588,775                               $  608,549
                                     ==========                               ==========
Net interest income & margin (3)                   $    6,636         5.04%                 $    6,875         5.12%
                                                   ==========   ==========                  ==========   ==========

(1) Loan and lease interest includes loan fees of $144,000 and $301,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for the three months ended March 31, 2007 and 2006.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter and annualized to actual days in year.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
--------------------------------------------------------------------------------
(Dollars in thousands) Three Months Ended March 31, 2007 over 2006
Increase (decrease) due to change in:

Interest-earning assets:                   Volume       Rate (4)     Net Change
                                         ----------    ----------    ----------
   Net loans and leases (1)(2)           $      333    $      177    $      510
   Taxable investment securities               (319)          100          (219)
   Tax exempt investment securities (3)          27            16            43
   Corporate stock                               --            (1)           (1)
   Federal funds sold                             1             1             2
   Investment in time deposits                    1            17            18
                                         ----------    ----------    ----------
     Total                                       43           310           353
                                         ----------    ----------    ----------

Interest-bearing liabilities:
   NOW and money market                         (27)          279           252
   Savings                                        2            94            96
   Time deposits                                 65           240           305
   Other borrowings                            (141)           80           (61)
                                         ----------    ----------    ----------
     Total                                     (101)          693           592
                                         ----------    ----------    ----------
Interest differential                    $      144    $     (383)   $     (239)
                                         ==========    ==========    ==========

--------------------------------------------------------------------------------

(1) The average balance of non-accruing loans and leases is not significant as a percentage of total loans and leases and, as such, has been included in net loans.
(2) Loan fees of $144,000 and $301,000 for the three months ending March 31, 2007 and March 31, 2006, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for the three months ended March 31, 2007 and 2006.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $121,000 for loan and lease losses for the first quarter of 2007 as compared to $84,000 for the first quarter of 2006. Net loan and lease charge-offs for the three months ended March 31, 2007 were $60,000 or ..06% (on an annualized basis) of average loans and leases as compared to recoveries of $4,000 or less than .01% (on an annualized basis) of average loans and leases for the three months ended March 31, 2006. For further information please see "Allowance for Loan and Lease Losses Activity."

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (Dollars in thousands):

Table Four:  Components of Noninterest Income
--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                    March 31,
                                                             -------------------
                                                                2007       2006
--------------------------------------------------------------------------------
Service charges on deposit accounts                          $    194   $    209
Accounts receivable servicing fees                                 71        104
Gain on sale of securities                                         --         --
Merchant fee income                                               128        129
Income from residential lending                                    65         65
Bank owned life insurance                                          88         44
Other                                                              95         83
--------------------------------------------------------------------------------
           Total noninterest income                          $    641   $    634
--------------------------------------------------------------------------------

         Noninterest income increased slightly by $7,000 (1.1%) to $641,000 for the three months ended March 31, 2007 as compared to $634,000 for the three months ended March 31, 2006. The increase is primarily related to increased income from bank owned life insurance (up $44,000 or 100%) as a result of the Company purchasing additional policies near the end of the fourth quarter of 2006. This increase was offset by a reduction of fees from accounts receivable servicing (down $33,000 or 31.7%).

Noninterest Expense

         Noninterest expense increased $54,000 (1.5%) to a total of $3,692,000 in the first quarter of 2007 compared to the $3,638,000 recorded in the first quarter of 2006. Salary and employee benefits increased $160,000 (8.1%). The salaries component increased $35,000 (2.2%) mainly as a result of market-condition salary adjustments, additional administrative staff to address the burden of more stringent compliance and regulatory issues, and service personnel to help achieve strategic growth in business banking. At March 31, 2007, the Company employed 130 persons on a full-time equivalent basis as compared to 124 at March 31, 2006. The employee benefits and taxes component increased by $33,000, primarily as a result of the increase in employees. In addition, the adoption of FAS 123(R) in January of 2006 resulted in an increase in salaries and benefits of $17,000 from the first quarter of 2006 to the first quarter of 2007. On a quarter-over-quarter basis, occupancy expenses were down $11,000 or 3.1%. Furniture and equipment decreased $64,000 or 28.1% year over year, primarily due to less amortization of technology related equipment. Although still being used, certain equipment has reached its fully depreciated life.

          Other expenses for the first quarter of 2007 were $1,062,000, a decrease of $31,000 (2.8%) over the prior year quarter. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the 2007 and 2006 first quarters were 49.7% and 47.3%, respectively.

Provision for Income Taxes

         The effective federal and state tax rate for the first quarter of 2007 was 38.2% versus 39.4% for the first quarter of 2006. The decrease is related to the Company's additional investment in bank owned life insurance during the fourth quarter of 2006. The income from bank owned life insurance is tax-free, helping to reduce the Company's tax rate.

Balance Sheet Analysis

         The Company's total assets were $574,649,000 at March 31, 2007 as compared to $604,003,000 at December 31, 2006, representing a decrease of 4.9%. The average balance of total assets for the three months ended March 31, 2007 was $588,775,000, which represents a decrease of $19,774,000 or 3.2% over the average balance of $608,549,000 for the three-month period ended March 31, 2006. The decrease relates primarily to an overall decrease in deposit balances (see "Deposits" on page 23). In addition, the Company has not reinvested the proceeds from matured investment securities which has resulted in an overall decrease in assets.

Investment Securities

         The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company's investment securities held on March 31, 2007 and December 31, 2006.

Table Five: Investment Securities Composition
-------------------------------------------------------------------------------------
(Dollars in thousands)

Available-for-sale (at fair value)
                                                   March 31, 2007   December 31, 2006
-------------------------------------------------------------------------------------
Debt securities:
   U.S. Government agencies                          $     20,805        $     28,123
   Mortgage-backed securities                              32,660              33,236
   Obligations of states and political subdivisions        35,153              41,224
   Corporate debt securities                                  501               1,003
   Corporate stock                                            616                 623
-------------------------------------------------------------------------------------
Total available-for-sale investment securities       $     89,735        $    104,209
=====================================================================================
Held-to-maturity (at amortized cost)
-------------------------------------------------------------------------------------
Debt securities:
   Mortgage-backed securities                        $     41,425        $     44,031
-------------------------------------------------------------------------------------
Total held-to-maturity investment securities         $     41,425        $     44,031
=====================================================================================

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and
(8) consumer loans. At March 31, 2007, these categories accounted for approximately 23%, 47%, 1%, 21%, 2%, 1%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 22%, 45%, 1%, 23%, 2%, 2%, 2% and 3% at December 31, 2006. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating over $49,000,000 in new loans during the first quarter of 2007; however, loan and lease paydowns and payoffs resulted in a net decrease of $3,347,000 in loans from December 31, 2006. The Company did experience increases in loan balances for commercial ($1,570,000 or 1.8%) and commercial real estate ($5,800,000 or 3.3%) and decreases in balances for multi-family real estate loans ($23,000 or 0.6%), real estate construction loans ($9,220,000 or 10.2%), residential real estate loans ($814,000 or 9.4%), lease financing receivable ($405,000 or 6.4%), agriculture loans ($222,000 or 3.0%) and consumer loans ($47,000 or 0.4%). Table Six below summarizes the composition of the loan portfolio as of March 31, 2007 and December 31, 2006.

Table Six: Loan and Lease Portfolio Composition
--------------------------------------------------------------------------------
                                                      March 31,     December 31,
(Dollars in thousands)                                  2007            2006
--------------------------------------------------------------------------------
Commercial                                         $     87,429    $     85,859
Real estate
   Commercial                                           181,443         175,643
   Multi-family                                           3,595           3,618
   Construction                                          81,094          90,314
   Residential                                            7,875           8,689
Lease financing receivable                                5,970           6,375
Agriculture                                               7,140           7,362
Consumer                                                 11,665          11,712
--------------------------------------------------------------------------------
Total loans and leases                                  386,211         389,572
Deferred loan and lease fees, net                          (630)           (705)
Allowance for loan and lease losses                      (5,935)         (5,874)
--------------------------------------------------------------------------------
Total net loans and leases                         $    379,646    $    382,993
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

         The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rate and terms, capitalization rates, absorption and sale rates, real estate values and rates of return, operating expenses, inflation, and sufficiency of repayment sources independent of the real estate including, in some instances, personal guarantees.

         In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flows or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

         In management's judgment, a concentration exists in real estate loans which represented approximately 70.9% of the Company's loan and lease portfolio at March 31, 2007, down from 71.4% at December 31, 2006. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses that could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears remote.

         At March 31, 2007, non-performing loans and leases (those loans on non-accrual status and those loans still accruing and past due 90 days or more) were $766,000 or 0.20% of total loans and leases. Non-performing loans and leases were $78,000 or 0.02% of total loans and leases at December 31, 2006. The increase was primarily related to addition of one real estate secured loan that was past due 90 days and still accruing interest in the amount of $450,000, that management believes is well-secured. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2007 or December 31, 2006. Management is not aware of any significant problem loans, which were accruing and current at March 31, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2007 and December 31, 2006.

Table Seven:  Non-Performing Loans
--------------------------------------------------------------------------------
(Dollars in thousands)                                 March 31,    December 31,
                                                         2007           2006
--------------------------------------------------------------------------------
Past Due 90 days or more and still accruing
   Commercial                                        $         --   $         --
   Real estate                                                450             13
   Lease financing receivable                                  15             --
   Consumer and other                                          --             --
--------------------------------------------------------------------------------
Nonaccrual
   Commercial                                                  --             --
   Real estate                                                249             12
   Lease financing receivable                                  52             53
   Consumer and other                                          --             --
--------------------------------------------------------------------------------
Total non-performing loans                           $        766   $         78
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

Table Eight: Allowance for Loan and Lease Losses
-----------------------------------------------------------------------------------
(Dollars in thousands)                                           Three Months
                                                                    Ended
                                                                   March 31,
                                                          -------------------------
                                                             2007           2006
-----------------------------------------------------------------------------------
Average loans and leases outstanding                      $  387,398     $  370,557
-----------------------------------------------------------------------------------

Allowance for possible loan and lease losses at
beginning of period                                       $    5,874     $    5,679

Loans and leases charged off:
   Commercial                                                     --             --
   Real estate                                                   (71)            --
   Consumer                                                       (4)            --
   Lease financing receivable                                     --             --
-----------------------------------------------------------------------------------
Total                                                            (75)            --
-----------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off:
   Commercial                                                      8             --
   Real estate                                                    --             --
   Consumer                                                       --             --
   Lease financing receivable                                      7              4
-----------------------------------------------------------------------------------
Total                                                             15              4
-----------------------------------------------------------------------------------
Net loans and leases (charged off) recovered                     (60)             4
Additions to allowance charged to operating
  expenses                                                       121             84
-----------------------------------------------------------------------------------
Allowance for possible loan and lease
  losses at end of period                                 $    5,935     $    5,767
-----------------------------------------------------------------------------------
Ratio of net charge-offs to average loans and
  leases outstanding (annualized)                                .06%           .00%
Provision for possible loan and lease losses
   to average loans and leases outstanding (annualized)          .13%           .09%
Allowance for possible loan and lease losses to loans
  and leases, net of deferred fees, at end of period            1.54%          1.52%

         The Company establishes general reserves in accordance with Statement of Accounting Standards ("SFAS") No. 5., Accounting for Contingencies, and specific reserves in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The ALLL is internally allocated based on loan category, loan grades, estimated risk factors, and loan impairment as discussed in the prior paragraph; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. The adequacy of the ALLL is determined based on three components. First, the dollar weighted risk factor of the loan portfolio (excepting criticized and classified credits and impaired loans) is determined. Second, risk factors are assigned to criticized and classified loans and leases not considered impaired. Third, the Company determines whether a loan is impaired and if so measures the degree of impairment within the context of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". These are estimated potential losses associated with specific borrowers based upon estimated future cash flows or collateral value and events affecting the risk rating. These three calculations are designed to encompass the entire balance of the loan and lease portfolio. When these three dollar numbers are aggregated, it is then compared to the actual ALLL balance at the measurement date. Management is responsible to maintain the actual ALLL within a reasonable range of the total estimated loss risk inherent in the loan and lease portfolio. However, no prediction of the ultimate level of loans and leases charged off in future periods can be made with any certainty. The allowance for loan and lease losses totaled $5,935,000 or 1.54% of total loans and leases at March 31, 2007 and $5,767,000 or 1.52% of total loans and leases at December 31, 2006.

Other Real Estate

         At March 31, 2007 and December 31, 2006, the Company did not have any other real estate ("ORE") properties.

Deposits

         At March 31, 2007, total deposits were $485,744,000 representing a decrease of $8,131,000 (1.4%) from the December 31, 2006 balance of $493,875,000. Noninterest-bearing deposits decreased $13,610,000 (8.5%) while interest-bearing deposits increased $5,479,000 (1.6%). The overall competitive demand for deposit balances has resulted in a decrease in the Company's deposits. Overall the Company has retained its deposit relationships; however, the amount on deposit in these accounts is currently lower than in previous quarters.

Other Borrowed Funds

         Other borrowings outstanding as of March 31, 2007 and December 31, 2006, consist of advances (both long-term and short-term) from the FHLB. Table Nine below summarizes these borrowings:

Table Nine: Other Borrowed Funds
---------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                      March 31, 2007               December 31, 2006
                                               ---------------------------    ---------------------------

                                                   Amount          Rate          Amount           Rate
                                               ----------------------------------------------------------
                Short-term borrowings:
                   FHLB advances               $     20,083           4.73%   $     37,270           5.08%
                                               ----------------------------------------------------------

                Long-term Borrowings:

                   FHLB advances               $      2,500           5.19%   $      5,000           4.95%
                                               ----------------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during the first three quarters of 2007 and 2006 was $42,384,000 and $51,684,00, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                        Short-term               Long-term

               Amount                   $   20,083               $   2,500
               Maturity                2007 to 2008                   2008
               Average rates                4.73%                   5.19%

         The Company has also been issued a total of $2,500,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2007 or 2006 and management does not expect to draw upon these lines in the future. See Liquidity section that follows for additional information on FHLB borrowings.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, American River Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At March 31, 2007, shareholders' equity was $59,983,000, representing a decrease of $2,388,000 (3.8%) from $62,371,000 at December 31, 2006. The ratio of total risk-based capital to risk adjusted assets was 11.2% at March 31, 2007 compared to 11.6% at December 31, 2006. Tier 1 risk-based capital to risk-adjusted assets was 9.9% at March 31, 2007 and 10.3% at December 31, 2006.

         Table Ten below lists the Company's actual capital ratios at March 31, 2007 and December 31, 2006 as well as the minimum capital ratios for capital adequacy.

Table Ten:  Capital Ratios
----------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets           At March 31,     At December 31,     Minimum Regulatory
                                              2007              2006          Capital Requirements
----------------------------------------------------------------------------------------------------
Leverage ratio                                7.5%               7.8%                 4.00%

Tier 1 Risk-Based Capital                     9.9%              10.3%                 4.00%

Total Risk-Based Capital                     11.2%              11.6%                 8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of March 31, 2007 and December 31, 2006.

         The Company, through a Board of Director authorized plan, may repurchase, as conditions warrant, up to 5% annually of the Company's common stock. Repurchases are generally made in the open market at market prices. (See
Part II, Item 2, for additional disclosure).

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2007 and 2006.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at March 31, 2007 and December 31, 2006 were approximately $121,624,000 and $6,521,000 and $114,582,000 and $5,701,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2007, consolidated liquid assets totaled $48.4 million or 8.4% of total assets compared to $68.7 million or 11.4% of total assets on December 31, 2006. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $53,000,000 with correspondent banks. At March 31, 2007, the Company had $53,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At March 31, 2007, American River Bank could have arranged for up to $140,483,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2007, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $25,083,000, leaving $115,400,000 available under these FHLB secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2007 and December 31, 2006, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $128,145,000 and $120,283,000 at March 31, 2007 and December 31, 2006, respectively. As a percentage of net loans and leases these off-balance sheet items represent 33.8% and 31.4%, respectively.

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

   Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2007 and December 31, 2006
    ------------------------------------------------------------------------------------------------------
    (In thousands)                                               $ Change in NII          $ Change in NII
                                                                   from Current            from Current
                                                                 12 Month Horizon        12 Month Horizon
                                                                  March 31, 2007         December 31, 2006
                                                                  --------------         -----------------
             Variation from a constant rate scenario
                 +200bp                                              $    236                $    389
                 -200bp                                              $ (1,585)               $ (1,871)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.


Item 4. Controls and Procedures.

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

      During the quarter ended March 31, 2007, there have been no changes in the Company's internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         From time to time, the Company and/or its subsidiaries is a party to claims and legal proceedings arising in the ordinary course of business. The Company's management is not aware of any significant pending legal proceedings to which either it or its subsidiaries may be a party or has recently been a party, which will have a significant adverse effect on the financial condition or results of operations of the Company or its subsidiaries, taken as a whole.

Item 1A.  Risk Factors.

         There have been no significant changes in the risk factors previously disclosed in the Company's Form 10-K for the period ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2007. The repurchases can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter and the maximum amount available to repurchase under the repurchase plan.

-------------------------------------------------------------------------------------------------------------------------------
          Period                   (a)                 (b)                     (c)                            (d)
                             Total Number of   Average Price Paid     Total Number of Shares     Maximum Number (or Approximate
                                Shares (or          Per Share        (or Units) Purchased as      Dollar Value) of Shares (or
                                  Units)            (or Unit)            Part of Publicly            Units) That May Yet Be
                                Purchased                               Announced Plans or        Purchased Under the Plans or
                                                                             Programs                       Programs
-------------------------------------------------------------------------------------------------------------------------------
         Month #1
     January 1 through            45,000            $   24.70                 45,000                        237,867
     January 31, 2007
         Month #2
     February 1 through          114,000            $   25.93                114,000                        123,867
     February 28, 2007
         Month #3
      March 1 through              None                  N/A                   None                         123,867
      March 31, 2007
-------------------------------------------------------------------------------------------------------------------------------
           Total                 159,000            $  25.58                 159,000
-------------------------------------------------------------------------------------------------------------------------------


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

        (10.11) American River Bank Employee Severance Policy dated March 18, 1998. **

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

        (10.15) Lease agreement between R & R Partners, a California General Partnership and North Coast Bank, dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 10.32 to the Company's Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto, dated January 2, 2006, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on January 3, 2006.

       *(10.16) Salary Continuation Agreement, as amended on June 2, 2006, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.9 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006 and a modification to the agreement dated January 3, 2007, incorporated by reference from Exhibit
                      99.6 to the Registrant's Report on Form 8-K, filed with the Commission on January 5, 2007.

       *(10.17) Salary Continuation Agreement, as amended on June 2, 2006, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.7 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006 and a modification to the agreement dated January 3, 2007, incorporated by reference from Exhibit 99.4 to the Registrant's Report on Form 8-K, filed with the Commission on January 5, 2007.

       *(10.18) Salary Continuation Agreement, as amended on June 2, 2006, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.8 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006, and a modification to the agreement dated January 3, 2007, incorporated by reference from Exhibit
                      99.5 to the Registrant's Report on Form 8-K, filed with the Commission on January 5, 2007.

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

        (10.22) Ground lease agreement between Bank of Amador and James B. Newman and Helen M. Newman, dated June 1, 1992, related to 26675 Tiger Creek Road, Pioneer, California. ***

       *(10.23) Salary Continuation Agreement, as amended on June 2, 2006, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.5 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

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

       *(10.29) American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 27, 2005, the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 17, 2006 and the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 23, 2007.

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

       *(10.36) Salary Continuation Agreement, dated January 3, 2007, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on January 5, 2007.

       *(10.37) Salary Continuation Agreement, dated January 3, 2007, between American River Bank and Gregory N. Patton, incorporated by reference from Exhibit 99.2 to the Registrant's Report on Form 8-K, filed with the Commission on January 5, 2007.

       *(10.38) Salary Continuation Agreement, dated January 3, 2007, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.3 to the Registrant's Report on Form 8-K, filed with the Commission on January 5, 2007.

        (10.39) Second Amendment to Commercial Lease Agreement between R. & R. Partners and North Coast Bank, a division of American River Bank related to 8733 Lakewood Drive, Suite A, Windsor, California.

        (10.40) Lease agreement between American River Bank and Sierra Investment Group, LLC, dated April 1, 2007, related to 3330 Cameron Park Drive, Suite 150, Cameron Park, California.

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

                                AMERICAN RIVER BANKSHARES




May 7, 2007                     By: /s/ DAVID T. TABER
-----------                         ----------------------------------
                                    David T. Taber
                                    President
                                    Chief Executive Officer


                                AMERICAN RIVER BANKSHARES



May 7, 2007                     By: /s/ MITCHELL A. DERENZO
-----------                         ----------------------------------
                                    Mitchell A. Derenzo
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit Number                       Description                            Page
--------------------------------------------------------------------------------

10.39            Second Amendment to Commercial Lease Agreement between
                 R. & R. Partners and North Coast Bank, a division of
                 American River Bank related to 8733 Lakewood Drive,
                 Suite A, Windsor, California.                               35

10.40 Lease agreement between American River Bank and Sierra Investment Group, LLC, dated April 1, 2007, related to
                 3330 Cameron Park Drive, Suite 150, Cameron Park,
                 California.                                                 37

31.1             Certifications of Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.              45

31.2             Certifications of Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.              46

32.1             Certification of American River Bankshares by its
                 Chief Executive Officer and Chief Financial Officer
                 pursuant to Section 906 of the Sarbanes-Oxley Act
                 of 2002.                                                    47