Form 10-Q
period 2007-06-30
AMERICAN RIVER BANKSHARES
filed 2007-08-07
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

                                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to _________________________

                           Commission File No. 0-31525

                            AMERICAN RIVER BANKSHARES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                                    68-0352144
     ------------------------------------               ------------------------
       (State or other jurisdiction of                  (IRS Employer ID Number)
        incorporation or organization)

3100 Zinfandel Drive, Rancho Cordova, California                 95670
------------------------------------------------               -----------
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

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 5,512,195 shares outstanding at August 7, 2007.

                            AMERICAN RIVER BANKSHARES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2007

                                                                                             PAGE
                                                                                             ----
PART I.

  Item 1.        Financial Statements                                                          3
  Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                        11
  Item 3.        Quantitative and Qualitative Disclosures About Market Risk                   28
  Item 4.        Controls and Procedures                                                      29

PART II.

  Item 1.        Legal Proceedings                                                            29
  Item 1A.       Risk Factors                                                                 29
  Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                  29
  Item 3.        Defaults Upon Senior Securities                                              30
  Item 4.        Submission of Matters to a Vote of Security Holders                          30
  Item 5.        Other Information                                                            30
  Item 6.        Exhibits                                                                     30

SIGNATURES                                                                                    35

EXHIBIT INDEX                                                                                 36

    31.1         Certifications of Chief Executive Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002                                                   37

    31.2         Certifications of the Chief Financial Officer pursuant to Section 302 of
                 the Sarbanes-Oxley Act of 2002                                               38

    32.1         Certifications of Chief Executive Officer and Chief Financial Officer
                 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                    39

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            AMERICAN RIVER BANKSHARES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                          June 30,     December 31,
                                                                            2007           2006
                                                                        ------------   ------------
ASSETS
Cash and due from banks                                                 $     19,827   $     25,352
Federal funds sold                                                                 -              -
                                                                        ------------   ------------
      Total cash and cash equivalents                                         19,827         25,352

Interest-bearing deposits in banks                                             4,951          4,951
Investment securities:
   Available-for-sale (amortized cost: 2007--$86,825; 2006--$105,166)         85,641        104,209
   Held-to-maturity (fair value: 2007--$38,751; 2006--$43,720)                39,294         44,031
Loans and leases, less allowance for loan and lease losses of
   $5,972 at June 30, 2007 and $5,874 at December 31, 2006                   385,585        382,993
Premises and equipment, net                                                    1,829          1,846
Federal Home Loan Bank stock                                                   2,727          3,071
Accounts receivable servicing receivables, net                                 1,750          2,581
Goodwill and other intangible assets                                          17,667         17,822
Accrued interest receivable and other assets                                  17,326         17,147
                                                                        ------------   ------------
                                                                        $    576,597   $    604,003
                                                                        ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                                  $    149,682   $    160,574
   Interest bearing                                                          332,071        333,301
                                                                        ------------   ------------
      Total deposits                                                         481,753        493,875

Short-term borrowings                                                         28,695         37,270
Long-term borrowings                                                               -          5,000
Accrued interest payable and other liabilities                                 5,017          5,487
                                                                        ------------   ------------
      Total liabilities                                                      515,465        541,632
                                                                        ------------   ------------

Commitments and contingencies (Note 3)
Shareholders' equity:
   Common stock - no par value; 20,000,000 shares
    authorized; issued and outstanding - 5,528,863 shares
    at June 30, 2007 and 5,657,346 shares at December 31, 2006                44,615         48,246
Retained earnings                                                             17,215         14,690
Accumulated other comprehensive loss, net of taxes (Note 5)                     (698)          (565)
                                                                        ------------   ------------
      Total shareholders' equity                                              61,132         62,371
                                                                        ------------   ------------
                                                                        $    576,597   $    604,003
                                                                        ============   ============

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)
For the periods ended June 30,

                                                           Three months               Six months
                                                      -----------------------   -----------------------
                                                         2007         2006         2007         2006
                                                      ----------   ----------   ----------   ----------
Interest income:
   Interest and fees on loans                         $    7,982   $    7,749   $   15,830   $   15,087
   Interest on Federal funds sold                              3            1            6            2
   Interest on deposits in banks                              68           58          136          108
   Interest and dividends on investment securities:
      Taxable                                              1,162        1,395        2,411        2,863
      Exempt from Federal income taxes                       272          250          560          502
      Dividends                                               11           10           19           18
                                                      ----------   ----------   ----------   ----------
         Total interest income                             9,498        9,463       18,962       18,580
                                                      ----------   ----------   ----------   ----------
Interest expense:
   Interest on deposits                                    2,470        2,027        4,917        3,821
   Interest on short-term borrowings                         417          631          847        1,072
   Interest on long-term borrowings                            2          106           42          196
                                                      ----------   ----------   ----------   ----------
         Total interest expense                            2,889        2,764        5,806        5,089
                                                      ----------   ----------   ----------   ----------
         Net interest income                               6,609        6,699       13,156       13,491

Provision for loan and lease losses                          144          156          265          240
                                                      ----------   ----------   ----------   ----------
         Net interest income after provision for
         loan and lease losses                             6,465        6,543       12,891       13,251
                                                      ----------   ----------   ----------   ----------

Noninterest income                                           724          597        1,365        1,231
                                                      ----------   ----------   ----------   ----------

Noninterest expense:
    Salaries and employee benefits                         2,142        1,888        4,267        3,853
    Occupancy                                                342          345          683          697
    Furniture and equipment                                  167          216          331          444
    Other expense                                          1,128        1,173        2,190        2,266
                                                      ----------   ----------   ----------   ----------
         Total noninterest expense                         3,779        3,622        7,471        7,260
                                                      ----------   ----------   ----------   ----------

         Income before provision or income taxes           3,410        3,518        6,785        7,222

Provision for income taxes                                 1,312        1,381        2,601        2,842
                                                      ----------   ----------   ----------   ----------

         Net income                                   $    2,098   $    2,137   $    4,184   $    4,380
                                                      ==========   ==========   ==========   ==========

Basic earnings per share (Note 4)                     $     0.38   $     0.36   $     0.75   $     0.74
                                                      ==========   ==========   ==========   ==========
Diluted earnings per share (Note 4)                   $     0.38   $     0.36   $     0.75   $     0.73
                                                      ==========   ==========   ==========   ==========

Cash dividends per share                              $     0.15   $     0.14   $     0.30   $     0.29
                                                      ==========   ==========   ==========   ==========


See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except number of shares) (Unaudited)

                                                                                      Accumulated
                                                        Common Stock                     Other
                                                 ------------------------  Retained  Comprehensive  Shareholders'  Comprehensive
                                                    Shares       Amount    Earnings       Loss          Equity         Income
-----------------------------------------------  ------------  ----------  --------  -------------  -------------  -------------
Balance, January 1, 2006                            5,604,479  $   47,474  $ 16,029  $        (757) $      62,746

Cumulative effect of adopting Staff Accounting
   Bulletin No. 108, net of tax:                                               (214)                         (214)
Comprehensive income (Note 5):
   Net income                                                                 9,062                         9,062  $       9,062
   Other comprehensive income, net of tax:
      Net change in unrealized losses on
       available-for-sale investment securities                                                192            192            192
                                                                                                                   -------------
         Total comprehensive income                                                                                $       9,254
                                                                                                                   =============

Cash dividends ($0.58 per share)                                             (3,332)                       (3,332)
Fractional shares redeemed                                                      (21)                          (21)
5% stock dividend                                     268,346       6,834    (6,834)
Stock options exercised and related tax benefit        43,162         441                                     441
Stock option compensation expense                                     221                                     221
Retirement of common stock                           (258,641)     (6,724)                                 (6,724)
                                                 ------------  ----------  --------  -------------  -------------
            Balance, December 31, 2006              5,657,346      48,246    14,690           (565)        62,371

Comprehensive income (Note 5):
   Net income                                                                 4,184                         4,184  $       4,184

   Other comprehensive income, net of tax:
      Net change in unrealized losses on
       available-for-sale investment securities                                               (133)          (133)          (133)
                                                                                                                   -------------
          Total comprehensive income                                                                               $       4,051
                                                                                                                   =============

Cash dividends ($0.30 per share)                                             (1,659)                       (1,659)
Stock options exercised and related tax benefit        30,517         307                                     307
Stock option compensation expense                                     141                                     141
Retirement of common stock                           (159,000)     (4,079)                                 (4,079)
                                                 ------------  ----------  --------  -------------  -------------
              Balance, June 30, 2007                5,528,863  $   44,615  $ 17,215  $        (698) $      61,132
                                                 ============  ==========  ========  =============  =============

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(Dollars in thousands)
For the six months ended June 30,

                                                                            2007           2006
                                                                        ------------   ------------
Cash flows from operating activities:
  Net income                                                            $      4,184   $      4,380
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                        265            240
      Decrease in deferred loan origination fees, net                            (78)           (10)
      Depreciation and amortization                                              407            505
      Amortization of investment security premiums
        and discounts, net                                                       157            376
      Decrease in provision for accounts receivable
        servicing receivable allowance for losses                                 (3)             -
      Increase in cash surrender value of life insurance                        (195)           (90)
        polices
      Stock option compensation expense                                          141             98
      Decrease in accrued interest
        receivable and other assets                                              109            731
      Decrease in accrued interest payable
        and other liabilities                                                   (450)        (1,343)
                                                                        ------------   ------------
           Net cash provided by operating activities                    $      4,537   $      4,887
                                                                        ------------   ------------
Cash flows from investing activities:
      Proceeds from the sale of investment securities                          6,494          1,066
      Proceeds from matured and called available-for-sale
        investment securities                                                 11,950          9,900
      Purchases of available-for-sale investment securities                        -         (1,428)
      Purchases of held-to-maturity investment securities                       (967)             -
      Proceeds from principal repayments for available-
        for-sale investment securities                                         1,523          1,215
      Proceeds from principal repayments for held-to-
        maturity investment securities                                         3,922          6,148
      Net increase in interest-bearing deposits in bank                            -            (97)
      Net increase in loans                                                   (2,778)       (26,833)
      Net decrease (increase) in accounts receivable
        servicing receivables                                                    834           (211)
      Purchases of equipment                                                    (236)          (175)
      Net decrease (increase) in FHLB stock                                      344           (451)
                                                                        ------------   ------------
           Net cash provided by (used in) investing activities          $     21,086   $    (10,866)
                                                                        ------------   ------------
Cash flows from financing activities:
      Net decrease in demand, interest-bearing
        and savings deposits                                            $     (1,846)  $    (29,322)
      Net (decrease) increase in time deposits                               (10,276)         9,226
      Net (decrease) increase in short-term borrowings                        (8,575)         3,968
      Net (decrease) increase in long-term borrowings                         (5,000)        17,454
      Payment of cash dividends                                               (1,679)        (1,685)
      Cash paid to repurchase common stock                                    (4,079)        (2,693)
      Exercise of stock options, including tax benefit                           307            286
                                                                        ------------   ------------
           Net cash used in financing activities                        $    (31,148)  $     (2,766)
                                                                        ------------   ------------

           Decrease in cash and cash equivalents                              (5,525)        (8,745)

Cash and cash equivalents at beginning of year                                25,352         36,075
                                                                        ------------   ------------
Cash and cash equivalents at end of period                              $     19,827   $     27,330
                                                                        ============   ============

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at June 30, 2007 and December 31, 2006, and the results of its operations for the three-month and six-month periods ended June 30, 2007 and 2006 and its cash flows for the six- month periods ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2006 annual report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2007 may not necessarily be indicative of the operating results for the full year.

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

Stock Option Compensation

There were no stock options granted for the three-month periods ended June 30, 2007 and 2006. The weighted average grant date fair value of options granted for the six-month periods ended June 30, 2007 and 2006 was $6.37 and $8.34, respectively. For the three-month periods ended June 30, 2007 and 2006, the compensation cost recognized for stock option compensation was $80,000 and 62,000, respectively. For the six-month periods ended June 30, 2007 and 2006, the compensation cost recognized for stock option compensation was $141,000 and 98,000, respectively. The recognized tax benefit for stock option compensation expense was $13,000 and $10,000, for the three-month periods ended June 30, 2007 and 2006, respectively. The recognized tax benefit for stock option compensation expense was $24,000 and $14,000, for the six-month periods ended June 30, 2007 and 2006, respectively.

At June 30, 2007, the total compensation cost related to nonvested awards not yet recorded is expected to be $1,053,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 2.3 years.

Stock Option Activity

A summary of option activity under the stock option plans as of June 30, 2007 and changes during the period then ended is presented below:

                                                                 Weighted
                                                    Weighted      Average    Aggregate
                                                     Average    Remaining    Intrinsic
                                                    Exercise    Contractual    Value
              Options                  Shares         Price        Term       ($000)
    ------------------------------   ----------    ----------   -----------  ----------
    Outstanding at January 1, 2007      326,282    $    16.32    6.2 years   $    2,504
             Granted                     62,576    $    25.80    9.8 years            -
             Exercised                  (30,517)   $     7.30            -            -
             Cancelled                        -             -            -            -
                                     ----------
    Outstanding at June 30, 2007        358,341    $    18.74    6.8 years   $    2,093
                                     ==========                 ==========   ==========
    Exercisable at June 30, 2007        163,181    $    13.45    4.8 years   $    1,710
                                     ==========                 ==========   ==========

The intrinsic value was derived from the market price of the Company's common stock of $23.70 as of June 30, 2007.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $108,564,000 and standby letters of credit of approximately $6,344,000 at June 30, 2007. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2007 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at June 30, 2007 or June 30, 2006.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,523,564 and 5,544,030 shares for the three-month and six-month periods ended June 30, 2007, and 5,867,532 and 5,880,604 shares for the three-month and six-month periods ended June 30, 2006). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (65,577 and 71,998 shares for the three-month and six-month periods ended June 30, 2007 and 115,546 and 117,356 shares for the three-month and six-month periods ended June 30, 2006). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $(330,000) and $(133,000), respectively, for the three-month and six-month periods ended June 30, 2007 and $(238,000) and $(670,000), respectively, for the three-month and six month periods ended June 30, 2006. Comprehensive income was $1,768,000 and $4,051,000, respectively, for the three-month and six-month periods ended June 30, 2007 and $1,899,000 and $3,710,000, respectively, for the three-month and six-month periods ended June 30, 2006. Reclassification adjustments resulting from realized gain or loss on sale of investment securities were not significant for all periods presented.

6. BORROWING ARRANGEMENTS

The Company has a total of $53,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2007 or December 31, 2006.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $28,695,000 were outstanding from the FHLB at June 30, 2007, bearing interest rates ranging from 4.65% to 6.13% and maturing between July 2, 2007 and April 9, 2008. Advances totaling $42,270,000 were outstanding from the FHLB at December 31, 2006, bearing interest rates ranging from 2.66% to 6.13% and maturing between January 3, 2007 and April 7, 2008. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2007 and December 31, 2006 totaled $99,057,000 and $87,091,000, respectively.

7. INCOME TAXES

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.

The Company previously recognized income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, "Accounting for Contingencies."

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on the Company's provision for income taxes for the six months ended June 30, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter or six months ended June 30, 2007.

8. ACCOUNTING PRONOUNCEMENTS

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115 ("FAS 159")." This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value.

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

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-10 (EITF 06-10), "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No.
12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts between December 31, 2006 and June 30, 2007 and its income and expense accounts for the three-month and six-month periods ended June 30, 2007 and 2006. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited.

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

        Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2006 and its 2007 reports filed on Form 10-Q and 8-K.

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

Stock-Based Compensation

        The Company accounts for its stock-based compensation under the recognition and measurement principles of Financial Accounting Standards Board Statement Number 123 (revised 2004) ("FAS 123 (R)"), "Share-Based Payments." FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company adopted FAS 123 (R) on a modified prospective method, beginning on January 1, 2006. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and the risk-free interest rate.

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

GENERAL DEVELOPMENT OF BUSINESS

        The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 131 full-time employees as of June 30, 2007.

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

OVERVIEW

        The Company recorded net income of $2,098,000 for the quarter ended June 30, 2007, which was $39,000 (1.8%) below the $2,137,000 reported for the same period of 2006. Diluted earnings per share for the second quarter of 2007 were $0.38 compared to the $0.36 recorded in the second quarter of 2006. The return on average equity (ROAE) and the return on average assets (ROAA) for the second quarter of 2007 were 13.91% and 1.46%, respectively, as compared to 13.53% and 1.41%, respectively, for the same period in 2006.

        Net income for the six months ended June 30, 2007 and 2006 was $4,184,000 and $4,380,000, respectively, with diluted earnings per share of $.75 and $.73, respectively. For the first six months of 2007, ROAE was 13.97% and ROAA was 1.45% which was consistent with the same period in 2006.

        Total assets of the Company decreased by $27,406,000 (4.5%) from $604,003,000 at December 31, 2006 to $576,597,000 at June 30, 2007. Net loans totaled $385,585,000 at June 30, 2007, up $2,592,000 (0.7%) from the
$382,993,000 at December 31, 2006. Deposit balances at June 30, 2007 totaled $481,753,000, down $12,122,000 (2.5%) from $493,875,000 at December 31, 2006.

        The Company ended the second quarter of 2007 with a Tier 1 capital ratio of 10.1% and a total risk-based capital ratio of 11.3% versus 10.3% and 11.6%, respectively, at December 31, 2006.

        Table One below provides a summary of the components of net income for the periods indicated (See the "Results of Operations" section that follows for an explanation of the fluctuations in the individual components):

TABLE ONE: COMPONENTS OF NET INCOME

                                                For the three                 For the six
                                                months ended                  months ended
                                                  June 30,                      June 30,
                                          -------------------------     -------------------------
(In thousands, except percentages)           2007           2006           2007           2006
---------------------------------------   ----------     ----------     ----------     ----------
Net interest income*                      $    6,698     $    6,780     $   13,334     $   13,655
Provision for loan and lease losses             (144)          (156)          (265)          (240)
Noninterest income                               724            597          1,365          1,231
Noninterest expense                           (3,779)        (3,622)        (7,471)        (7,260)
Provision for income taxes                    (1,312)        (1,381)        (2,601)        (2,842)
Tax equivalent adjustment                        (89)           (81)          (178)          (164)
                                          ----------     ----------     ----------     ----------
Net income                                $    2,098     $    2,137     $    4,184     $    4,380
                                          ==========     ==========     ==========     ==========

Average total assets                      $  576,812     $  608,353     $  582,761     $  608,450
Net income (annualized) as a percentage
 of average total assets                        1.46%          1.41%          1.45%          1.45%

* Fully taxable equivalent basis (FTE)

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

        Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 5.10% for the three months ended June 30, 2007, 4.96% for the three months ended June 30, 2006, 5.07% for the six months ended June 30, 2007 and 5.04% for the six months ended June 30, 2006.

        The fully taxable equivalent interest income component for the second quarter of 2007 increased $43,000 (0.5%) to $9,587,000 compared to $9,544,000 for the three months ended June 30, 2006. Total fully taxable equivalent interest income for the six months ended June 30, 2007 increased $396,000 (2.1%) to $19,140,000 compared to $18,744,000 for the six months ended June 30, 2006. The increase in the fully taxable equivalent interest income for the second quarter of 2007 compared to the same period in 2006 is broken down by rate (up $223,000) and volume (down $180,000). The rate increase can be attributed to increases implemented by the Company during 2004, 2005 and 2006 and the continuing repricing of earning assets through the second quarter of 2007 in response to the Federal Reserve Board (the "FRB") increases in the Federal funds and Discount rates. Increases by the FRB resulted in seventeen 25 basis point increases from June 2004 to June 2006. The increased interest rate environment has resulted in a 32 basis point increase in the yield on average earning assets from 6.98% for the second quarter of 2006 to 7.30% for the second quarter of 2007. The volume decrease was the result of a 4.0% decrease in average earning assets. The Company has made a decision to use the proceeds from maturing investment securities and principal payments on investment securities to reduce the level of outstanding borrowings. This strategy has reduced the average balances on investment securities by 17.4% from $158,957,000 during the second quarter of 2006 to $131,292,000 during the second quarter of 2007. The proceeds from the investment securities have also been utilized to fund growth in loans. Average loan balances were up $5,595,000 (1.5%) in 2007 over the balances in 2006. The increase in average loans is the result of concentrated focus on business lending.

        The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2007 over the same period in 2006 resulted from increases in rate (up $532,000) and a decrease in volume (down $136,000). Average earning assets decreased $16,682,000 (3.1%) during the first six months of 2007 as compared to the same period in 2006. Average loan balances increased $11,186,000 (3.0%) during that same period and average investment securities balances decreased $28,052,000 (17.1%).

        Interest expense was $125,000 (4.5%) higher in the second quarter of 2007 versus the prior year period. The average balances on interest bearing liabilities were $20,755,000 (5.4%) lower in the second quarter of 2007 versus the same quarter in 2006. The lower balances accounted for a $352,000 decrease in interest expense. Average borrowings were down $29,341,000 (47.8%) as the Company focused on reducing the higher cost borrowings; the decrease in other borrowings accounting for $352,000 in reduced interest costs from volume compared to the second quarter of 2006. The Company also focused on bringing in additional checking and savings accounts, and as a result, the average balances on checking and savings accounts were up $11,505,000 (5.9%) adding $30,000 to interest expense attributable to the increased volume. Increased rates accounted for an additional $476,000 in interest expense for the three-month period ended June 30, 2007. Interest paid on interest bearing liabilities increased 30 basis points from the second quarter of 2006 to the second quarter of 2007 from 2.88% to 3.18%. The increase in rates is a direct result of the higher overall rate environment.

        Interest expense was $717,000 (14.1%) higher in the six-month period ended June 30, 2007 versus the prior year period. The average balances on interest bearing liabilities were $16,230,000 (4.2%) lower in the six-month period ended June 30, 2007 versus the same period in 2006. The lower balances, especially in the level of average borrowings, accounted for a $445,000 decrease in interest expense. Increased rates accounted for an additional $1,162,000 in interest expense for the six-month period. Rates paid on interest bearing liabilities increased 51 basis points on a year-over-year basis from 2.67% to 3.18%.

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

TABLE TWO:  ANALYSIS OF NET INTEREST MARGIN ON EARNING ASSETS

Three Months Ended June 30,                            2007                                    2006
                                      -------------------------------------    -------------------------------------
(Taxable Equivalent Basis)               Avg                        Avg            Avg                        Avg
(Dollars in thousands)                 Balance       Interest    Yield (4)       Balance     Interest      Yield (4)
-----------------------------------   ----------    ----------   ----------    ----------    ----------   ----------
ASSETS
Earning assets:
  Loans and leases (1)                $  390,311    $    7,982         8.20%   $  384,716    $    7,749         8.08%
  Taxable investment Securities          103,098         1,162         4.52%      131,219         1,395         4.26%
  Tax-exempt investment
   securities (2)                         27,666           358         5.19%       27,187           329         4.85%
  Corporate stock (2)                        528            14        10.64%          551            12         8.74%
  Federal funds sold                         230             3         5.23%          103             1         3.89%
  Investments in time deposits             4,950            68         5.51%        4,944            58         4.71%
                                      ----------    ----------                 ----------    ----------
Total earning assets                     526,783         9,587         7.30%      548,720         9,544         6.98%
                                                    ----------                               ----------
Cash & due from banks                     16,293                                   30,070
Other assets                              39,731                                   35,411
Allowance for loan & lease losses         (5,995)                                  (5,848)
                                      ----------                               ----------
                                      $  576,812                               $  608,353
                                      ==========                               ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  NOW & MMDA                          $  168,221           971         2.32%   $  163,217           741         1.82%
  Savings                                 39,793           168         1.69%       33,292            35         0.42%
  Time deposits                          123,887         1,331         4.31%      126,800         1,251         3.96%
  Other borrowings                        32,046           419         5.24%       61,393           737         4.82%
                                      ----------    ----------                 ----------    ----------
Total interest bearing liabilities       363,947         2,889         3.18%      384,702         2,764         2.88%
                                                    ----------                               ----------
Noninterest demand deposits              147,010                                  155,553
Other liabilities                          5,359                                    4,763
                                      ----------                               ----------
Total liabilities                        516,316                                  545,018
Shareholders' equity                      60,496                                   63,335
                                      ----------                               ----------
                                      $  576,812                               $  608,353
                                      ==========                               ==========
Net interest income & margin (3)                    $    6,698         5.10%                 $    6,780         4.96%
                                                    ==========   ==========                  ==========   ==========

(1) Loan interest includes loan fees of $125,000 and $194,000 during the three months ending June 30, 2007 and June 30, 2006, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2007 and 2006.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (91) and annualized to actual days in year (365).

Six Months Ended June 30,                             2007                                     2006
                                      -------------------------------------    -------------------------------------
(Taxable Equivalent Basis)               Avg                        Avg            Avg                        Avg
(Dollars in thousands)                 Balance       Interest    Yield (4)       Balance     Interest      Yield (4)
-----------------------------------   ----------    ----------   ----------    ----------    ----------   ----------
ASSETS
Earning assets:
  Loans and leases (1)                $  388,862    $   15,830         8.21%   $  377,676    $   15,087         8.06%
  Taxable investment Securities          106,860         2,411         4.55%      136,247         2,863         4.24%
  Tax-exempt investment
   securities (2)                         28,736           734         5.15%       27,387           662         4.84%
  Corporate stock (2)                        545            23         8.51%          559            22         7.94%
  Federal funds sold                         234             6         5.17%          113             2         3.57%
  Investments in time deposits             4,957           136         5.53%        4,894           108         4.45%
                                      ----------    ----------                 ----------    ----------
Total earning assets                     530,194        19,140         7.28%      546,876        18,744         6.91%
                                                    ----------                               ----------
Cash & due from banks                     18,594                                   31,479
Other assets                              39,930                                   35,876
Allowance for loan & lease losses         (5,957)                                  (5,781)
                                      ----------                               ----------
                                      $  582,761                               $  608,450
                                      ==========                               ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  NOW & MMDA                          $  166,779         1,877         2.27%   $  167,836         1,395         1.68%
  Savings                                 38,670           298         1.55%       34,578            69         0.40%
  Time deposits                          127,724         2,742         4.33%      125,542         2,357         3.79%
  Other borrowings                        34,646           889         5.17%       56,093         1,268         4.56%
                                      ----------    ----------                 ----------    ----------
Total interest bearing liabilities       367,819         5,806         3.18%      384,049         5,089         2.67%
                                                    ----------                               ----------
Noninterest demand deposits              148,872                                  155,718
Other liabilities                          5,655                                    5,441
                                      ----------                               ----------
Total liabilities                        522,346                                  545,208
Shareholders' equity                      60,415                                   63,242
                                      ----------                               ----------
                                      $  582,761                               $  608,450
                                      ==========                               ==========
Net interest income & margin (3)                    $   13,334         5.07%                 $   13,655         5.04%
                                                    ==========   ==========                  ==========   ==========

(1) Loan interest includes loan fees of $269,000 and $495,000 during the six months ending June 30, 2007 and June 30, 2006, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2007 and 2006.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (181) and annualized to actual days in year (365).

TABLE THREE: ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES

Three Months Ended June 30, 2007 over 2006 (Dollars in thousands)
Increase (decrease) due to change in:


                                              Volume         Rate (4)       Net Change
                                           ------------    ------------    ------------
Interest-earning assets:
  Net loans (1)(2)                         $        113    $        120    $        233
  Taxable investment securities                    (299)             66            (233)
  Tax exempt investment securities (3)                6              23              29
  Corporate stock                                    (1)              3               2
  Federal funds sold                                  1               1               2
  Investment in time deposits                         -              10              10
                                           ------------    ------------    ------------
    Total                                          (180)            223              43
                                           ------------    ------------    ------------
Interest-bearing liabilities:
  NOW & MMDA deposits                                23             207             230
  Savings deposits                                    7             126             133
  Time deposits                                     (29)            109              80
  Other borrowings                                 (352)             34            (318)
                                           ------------    ------------    ------------
    Total                                          (351)            476             125
                                           ------------    ------------    ------------
Interest differential                      $        171    $       (253)   $        (82)
                                           ============    ============    ============

Six Months Ended June 30, 2007 over 2006 (Dollars in thousands)
Increase (decrease) due to change in:


                                              Volume         Rate (4)       Net Change
                                           ------------    ------------    ------------
Interest-earning assets:
  Net loans (1)(2)                         $        447    $        296    $        743
  Taxable investment securities                    (618)            166            (452)
  Tax exempt investment securities (3)               33              39              72
  Corporate stock                                    (1)              2               1
  Federal funds sold                                  2               2               4
  Investment in time deposits                         1              27              28
                                           ------------    ------------    ------------
    Total                                          (136)            532             396
                                           ------------    ------------    ------------
Interest-bearing liabilities:
  NOW & MMDA deposits                                (9)            491             482
  Savings deposits                                    8             221             229
  Time deposits                                      41             344             385
  Other borrowings                                 (485)            106            (379)
                                           ------------    ------------    ------------
    Total                                          (445)          1,162             717
                                           ------------    ------------    ------------
Interest differential                      $        309    $       (630)   $       (321)
                                           ============    ============    ============

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $125,000 and $194,000 during the three months ending June 30, 2007 and June 30, 2006, respectively, and $269,000 and $495,000 during the six months ending June 30, 2007 and June 30, 2006, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2007 and 2006.
(4)  The rate/volume variance has been included in the rate variance.

PROVISION FOR LOAN AND LEASE LOSSES

         The Company provided $144,000 for loan and lease losses for the second quarter of 2007 as compared to $156,000 for the second quarter of 2006. Net loan and lease losses for the three months ended June 30, 2007 were $107,000 or .11% (on an annualized basis) of average loans and leases as compared to recoveries of $1,000 or (less than .01%) (on an annualized basis) of average loans and leases for the three months ended June 30, 2006. For the first six months of 2007, the Company made provisions for loan and lease losses of $265,000 and net loan and lease losses were $167,000 or .09% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $240,000 and net loan and lease recoveries of $5,000 for the first six months of 2006 or (less than .01%) (on an annualized basis) of average loans and leases outstanding. For additional information see the "Allowance for Loan and Lease Losses Activity."

NONINTEREST INCOME

         Table Four below provides a summary of the components of noninterest income for the periods indicated (Dollars in thousands):

TABLE FOUR:  COMPONENTS OF NONINTEREST INCOME

                                                  Three Months                    Six Months
                                                      Ended                         Ended
                                                    June 30,                       June 30,
                                           ---------------------------   ---------------------------
                                               2007           2006           2007           2006
                                           ------------   ------------   ------------   ------------
Service charges on deposit accounts        $        203   $        198   $        397   $        407
Accounts receivable servicing fees                   64             89            135            193
Gain on sale of securities                            -              -              -              -
Merchant fee income                                 136            126            264            255
Income from residential lending                     170             65            235            130
Bank owned life insurance                            97             46            195             90
Other                                                54             73            139            156
                                           ------------   ------------   ------------   ------------
           Total noninterest income        $        724   $        597   $      1,365   $      1,231
                                           ------------   ------------   ------------   ------------

        Noninterest income was up $127,000 (21.3%) to $724,000 for the three months ended June 30, 2007 as compared to $597,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, noninterest income was up $134,000 (10.9%) to $1,365,000. The increase from the second quarter of 2006 to the second quarter of 2007 was primarily related to higher income from fees on residential lending (up $105,000 or 161.5%) and from bank owned life insurance (up $51,000 or 110.9%). The increase in fees from residential lending relates to the Company's decision to expand is Residential Lending Division by adding five
(5) mortgage specialists and the increase in the bank owned life insurance was the result of the Company purchasing additional policies near the end of the fourth quarter of 2006. These increases were offset by a reduction of fees from accounts receivable servicing (down $25,000 or 28.1%) which resulted from lower overall volume.

NONINTEREST EXPENSE

        Noninterest expenses increased $157,000 (4.3%) to a total of $3,779,000 in the second quarter of 2007 versus $3,622,000 in the second quarter of 2006. Salary and employee benefits increased $254,000 (13.5%) from $1,888,000 during the second quarter of 2006 to $2,142,000 during the second quarter of 2007. The salary portion, which includes commissions, increased $187,000 or 11.8% of which amount $135,000 or 72.2% relates to salaries and commissions in the Residential Lending Division. The increase in the salaries and commissions in the Residential Lending Division relates to the five (5) new mortgage specialists, mentioned above. The remaining portion of the increase in salary and benefits is primarily a result of market-condition salary adjustments, higher employer taxes, and an increase in benefit costs, mainly due to higher health related insurance premiums and additional costs associated with stock option expense. At June 30, 2007, the Company employed 131 persons on a full-time equivalent basis as compared to 123 at June 30, 2006. On a quarter-over-quarter basis, occupancy decreased slightly by $3,000 (0.9%) and furniture and equipment decreased $49,000 (22.7%). Other expense decreased $45,000 (3.8%) to a total of $1,128,000 in the second quarter of 2007 versus the second quarter of 2006. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the 2007 and 2006 second quarters were 49.9% and 48.0%, respectively.

        Noninterest expense for the six-month period ended June 30, 2007 was $7,471,000 versus $7,260,000 for the same period in 2006 for an increase of $211,000 (2.9%). Salaries and benefits increased $414,000 (10.7%) from

$3,853,000 for the six months ended June 30, 2006 to $4,267,000 for the same period in 2007. The increase results from higher salaries and commissions in the Residential Lending Division related to the addition of five (5) new mortgage specialists, mentioned above, increases in salary as a result of market-condition salary adjustments, higher employer taxes, and an increase in benefit costs, mainly due to higher health related insurance premiums and costs associated with additional stock option expense. Occupancy decreased $14,000 (2.0%) and furniture and equipment decreased $113,000 (25.5%). The decrease in occupancy and furniture and equipment relates to lower depreciation and utility costs. Although the premises and equipment are still being used, certain premises and equipment are fully depreciated. Other expense decreased $76,000 (3.4%) from $2,266,000 for the six months ended June 30, 2006 to $2,190,000 for the same period in 2007. The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first six months of 2007 was 49.8% as compared to 47.7% in the same period of 2006.

PROVISION FOR INCOME TAXES

        The effective Federal and State tax rate for the second quarter and first six months of 2007 was 38.5% and 38.3%, respectively, versus 39.3% and 39.4%, respectively, for the same two periods of 2006. The decrease is related to the Company's additional investment in bank owned life insurance during the fourth quarter of 2006. The income from bank owned life insurance is tax-free, helping to reduce the Company's tax rate.

BALANCE SHEET ANALYSIS

        The Company's total assets were $576,597,000 at June 30, 2007 as compared to $604,003,000 at December 31, 2006, representing a decrease of 4.5%. The average assets for the six months ended June 30, 2007 was $582,761,000, which represents a decrease of $25,689,000 or 4.2% over the balance of $608,450,000 during the six-month period ended June 30, 2006. The average assets for the second quarter of 2007 were $576,812,000 compared to $608,353,000 during the second quarter of 2006 for a decrease of 5.2%. The decrease primarily resulted from a reduction in average cash and investment balances partially offset by increases in the average loans outstanding. The Company has not reinvested the proceeds from matured investment securities as they have been used to pay down borrowings or as a funding source for loans resulting in an overall decrease in assets.

INVESTMENT SECURITIES

        The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company's investment securities held on June 30, 2007 and December 31, 2006.

TABLE FIVE: INVESTMENT SECURITIES COMPOSITION
(Dollars in thousands)

                                                            June 30,     December 31,
Available-for-sale (at fair value)                            2007           2006
-------------------------------------------------------   ------------   ------------
Debt securities:
   U.S. Government agencies                               $     18,769   $     28,123
   Mortgage-backed securities                                   31,661         33,236
   Obligations of states and political subdivisions             34,367         41,224
   Corporate debt securities                                       500          1,003
   Corporate stock                                                 344            623
                                                          ------------   ------------
Total available-for-sale investment securities            $     85,641   $    104,209
                                                          ============   ============
Held-to-maturity (at amortized cost)
Debt securities:
   Mortgage-backed securities                             $     39,294   $     44,031
                                                          ------------   ------------
Total held-to-maturity investment securities              $     39,294   $     44,031
                                                          ============   ============

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

LOANS AND LEASES

         The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and
(8) consumer loans. At June 30, 2007, these categories accounted for approximately 25%, 48%, 1%, 18%, 2%, 1%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively consistent compared to 22%, 45%, 1%, 23%, 2%, 2%, 2% and 3% at December 31, 2006. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating nearly $92,000,000 in new loans during the first six months of 2007; however, loan and lease paydowns and payoffs resulted in a net increase of $2,612,000 or 0.7% in loans from December 31, 2006. Table Six below summarizes the composition of the loan portfolio as of June 30, 2007 and December 31, 2006.

TABLE SIX: LOAN AND LEASE PORTFOLIO COMPOSITION
(Dollars in thousands)

                                             June 30,     December 31,      Change       Percentage
                                               2007           2006        in dollars       change
                                           ------------   ------------   ------------   ------------
Commercial                                 $     98,762   $     85,859   $     12,903           15.0%
Real estate
   Commercial                                   187,850        175,643         12,207            6.9%
   Multi-family                                   3,797          3,618            179            4.9%
   Construction                                  69,072         90,314        (21,242)        -23.5%
   Residential                                    9,012          8,689            323            3.7%
Lease financing receivable                        5,143          6,375         (1,232)        -19.3%
Agriculture                                       7,077          7,362           (285)         -3.9%
Consumer                                         11,471         11,712           (241)         -2.1%
                                           ------------   ------------   ------------   ------------
Total loans and leases                          392,184        389,572          2,612            0.7%
Deferred loan and lease fees, net                  (627)          (705)            78
Allowance for loan and lease losses              (5,972)        (5,874)           (98)
                                           ------------   ------------   ------------   ------------
Total net loans and leases                 $    385,585   $    382,993   $      2,592            0.7%
                                           ============   ============   ============   ============

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 68.8% of the Company's loan and lease portfolio at June 30, 2007, down from 71.4% at December 31, 2006. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses that could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND LEASES

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears remote.

         At June 30, 2007, non-performing loans and leases (those loans and leases on non-accrual status and those loans and leases still accruing and past due 90 days or more) were $818,000 or 0.21% of total loans and leases. Non-performing loans and leases were $78,000 or 0.02% of total loans and leases at December 31, 2006. The increase was primarily related to the addition of one real estate secured loan that was past due 90 days and still accruing interest in the amount of $450,000, that management believes is well-secured and in the process of collection. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2007 or December 31, 2006. Management is not aware of any significant problem loans, which were accruing and current at June 30, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2007 and December 31, 2006.

TABLE SEVEN:  NON-PERFORMING LOANS
(Dollars in thousands)

                                                  June 30,     December 31,
                                                    2007          2006
                                                ------------   ------------
Past Due 90 days or more and still accruing
   Commercial                                   $          -   $          -
   Real estate                                           486             13
   Lease financing receivable                             18              -
   Consumer and other                                      -              -
                                                ------------   ------------
Nonaccrual

   Commercial                                              -              -
   Real estate                                           237             12
   Lease financing receivable                             77             53
   Consumer and other                                      -              -
                                                ------------   ------------
Total non-performing loans                      $        818   $         78
                                                ============   ============

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

TABLE EIGHT: ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                                             Three Months                        Six Months
                                                                 Ended                             Ended
                                                                June 30,                          June 30,
                                                     -----------------------------     -----------------------------
                                                         2007             2006             2007             2006
                                                     ------------     ------------     ------------     ------------
Average loans and leases outstanding                 $    390,711     $    384,716     $    388,862     $    377,676
Allowance for loan and lease losses at beginning
 of period                                           $      5,935     $      5,767     $      5,874     $      5,679
Loans and leases charged off:
  Commercial                                                  (91)               -              (91)               -
  Real estate                                                   -                -              (71)               -
  Lease financing receivable                                    -              (14)               -              (14)
  Consumer                                                    (48)               -              (52)               -
                                                     ------------     ------------     ------------     ------------
Total                                                        (139)             (14)            (214)             (14)
                                                     ------------     ------------     ------------     ------------
Recoveries of loans and leases previously
 charged off:
  Commercial                                                   31                6               39                6
  Real estate                                                   -                -                -                -
  Lease financing receivable                                    1                -                8                4
  Consumer                                                      -                9                -                9
                                                     ------------     ------------     ------------     ------------
Total                                                          32               15               47               19
                                                     ------------     ------------     ------------     ------------
Net loans recovered (charged off)/recovered                  (107)               1             (167)               5
Additions to allowance charged
 to operating expenses                                        144              156              265              240
                                                     ------------     ------------     ------------     ------------
Allowance for loan and lease losses
 at end of period                                    $      5,972     $      5,924     $      5,972     $      5,924
                                                     ------------     ------------     ------------     ------------
Ratio of net (recoveries) charge-offs to average
 loans and leases outstanding (annualized)                    .11%             .00%             .09%             .00%
Provision of allowance for loan and lease
 losses to average loans and leases
 outstanding (annualized)                                     .15%             .16%             .14%             .13%
Allowance for loan and lease losses to loans and
 leases net of deferred fees at end of period                1.53%            1.49%            1.53%            1.49%

         The Company establishes general reserves in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," and specific reserves in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The ALLL is internally allocated based on loan category, loan grades, estimated risk factors, and loan impairment as discussed in the prior paragraph; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. The adequacy of the ALLL is determined based on three components. First, the dollar weighted risk factor of the loan portfolio (excepting criticized and classified credits and impaired loans) is determined. Second, risk factors are assigned to criticized and classified loans and leases not considered impaired. Third, the Company determines whether a loan is impaired and if so measures the degree of impairment within the context of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." These are estimated potential losses associated with specific borrowers based upon estimated future cash flows or collateral value and events affecting the risk rating. These three calculations are designed to encompass the entire balance of the loan and lease portfolio. When these three dollar numbers are aggregated, it is then compared to the actual ALLL balance at the measurement date. Management is responsible to maintain the actual ALLL within a reasonable range of the total estimated loss risk inherent in the loan and lease portfolio. However, no prediction of the ultimate level of loans and leases charged off in future periods can be made with any certainty. The allowance for loan and lease losses totaled $5,972,000 or 1.53% of total loans and leases at June 30, 2007 and $5,767,000 or 1.52% of total loans and leases at December 31, 2006.

OTHER REAL ESTATE

         At June 30, 2007 and December 31, 2006, the Company did not have any other real estate ("ORE") properties.

DEPOSITS

         At June 30, 2007, total deposits were $481,753,000 representing a decrease of $12,122,000 (2.5%) from the December 31, 2006 balance of $493,875,000. Noninterest-bearing deposits decreased $10,892,000 (6.8%) while interest-bearing deposits increased $1,230,000 (0.4%). The competitive demand for deposit balances has resulted in a decrease in the Company's deposits. While the Company has retained its deposit account relationships, the deposit account balances are currently lower than in previous periods.

OTHER BORROWED FUNDS

         Other borrowings outstanding as of June 30, 2007 and December 31, 2006, consist of advances (both long-term and short-term) from the FHLB. Table Nine below summarizes these borrowings:

TABLE NINE: OTHER BORROWED FUNDS

(Dollars in thousands)

                                 June 30, 2007            December 31, 2006
                            -----------------------    -----------------------
                              Amount        Rate         Amount        Rate
                            ----------   ----------    ----------   ----------
Short-term borrowings:
   FHLB advances            $   28,695         5.23%   $   37,270         5.08%
Long-term Borrowings:
   FHLB advances            $        -            -    $    5,000         4.95%

         The maximum amount of short-term borrowings at any month-end during the first two quarters of 2007 and 2006 was $42,384,000 and $64,489,00, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                             Short-term      Long-term
                            ------------   ------------
Amount                       $  28,695       $       -
Maturity                    2007 to 2008             -
Average rates                   5.23%                -

         The Company has also been issued a total of $6,750,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2007 or 2006 and management does not expect to draw upon these lines in the future. See Liquidity section that follows for additional information on FHLB borrowings.

CAPITAL RESOURCES

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, American River Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At June 30, 2007, shareholders' equity was $61,132,000, representing a decrease of $1,239,000 (2.0%) from $62,371,000 at
December 31, 2006. The decrease results from stock repurchases and cash dividends paid to shareholders exceeding the net income for the period. The ratio of total risk-based capital to risk adjusted assets was 11.3% at June 30, 2007 compared to 11.6% at December 31, 2006. Tier 1 risk-based capital to risk-adjusted assets was 10.1% at June 30, 2007 and 10.3% at December 31, 2006.

         Table Ten below lists the Company's actual capital ratios at June 30, 2007 and December 31, 2006 as well as the minimum capital ratios for capital adequacy.

TABLE TEN:  CAPITAL RATIOS

                                   At June 30,  At December 31,   Minimum Regulatory
Capital to Risk-Adjusted Assets        2007          2006        Capital Requirements
---------------------------------  -----------  ---------------  --------------------
Leverage ratio                         7.9%            7.8%             4.00%
Tier 1 Risk-Based Capital             10.1%           10.3%             4.00%
Total Risk-Based Capital              11.3%           11.6%             8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of June 30, 2007 and December 31, 2006.

         The Company, through a Board of Director authorized plan, may repurchase, as conditions warrant, up to 5% annually of the Company's common stock. Repurchases are generally made in the open market at market prices. (See
Part II, Item 2, for additional disclosure).

INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2007 and 2006.

LIQUIDITY

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, borrowing arrangements with the FHLB, payments from maturities from short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2007 and December 31, 2006 were approximately $108,564,000 and $6,344,000 and $114,582,000 and $5,701,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2007, consolidated liquid assets totaled $51.7 million or 9.0% of total assets compared to $68.7 million or 11.4% of total assets on December 31, 2006. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $53,000,000 with correspondent banks. At June 30, 2007, the Company had $53,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At June 30, 2007, American River Bank could have arranged for up to $134,502,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2007, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $35,445,000, leaving $99,057,000 available under these FHLB secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2007 and December 31, 2006, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $114,908,000 and $120,283,000 at June 30, 2007 and December 31, 2006, respectively. As a percentage of net loans and leases these off-balance sheet items represent 29.8% and 31.4%, respectively.

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

TABLE ELEVEN: INTEREST RATE RISK SIMULATION OF NET INTEREST AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
    (In thousands)

                                                 $ Change in NII     $ Change in NII
                                                   from Current       from Current
                                                 12 Month Horizon   12 Month Horizon
                                                  June 30, 2007     December 31, 2006
                                                 ----------------   -----------------
Variation from a constant rate scenario
    +200bp                                       $             86   $             389
    - 200bp                                      $           (138)  $          (1,871)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

      During the quarter ended June 30, 2007, there have been no changes in the Company's internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

                                                                      (c)                         (d)
                                                              Total Number of Shares  Maximum Number (or Approximate
                          (a)                 (b)           (or Units) Purchased as   Dollar Value) of Shares (or
                    Total Number of    Average Price Paid       Part of Publicly         Units) That May Yet Be
                       Shares (or          Per Share           Announced Plans or     Purchased Under the Plans or
    Period          Units) Purchased       (or Unit)                 Programs                    Programs
-----------------   ----------------   ------------------   ------------------------  ------------------------------
   Month #1
April 1 through
April 30, 2007            None                  N/A                   None                      123,867
   Month #2
 May 1 through
 May 31, 2007             None                  N/A                   None                      123,867
   Month #3
 June 1 through
 June 30, 2007            None                  N/A                   None                      123,867
-----------------   ----------------   ------------------   ------------------------  ------------------------------
     Total                None                  N/A                   None
-----------------   ----------------   ------------------   ------------------------  ------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The following are the voting results of the registrant's annual meeting of the shareholders held on May 17, 2007:

PROPOSAL NO. 1: Election of Directors

         The following Directors were elected to serve for the term indicated and until the Annual Meeting of Shareholders for the year their term expires and until their successors are duly elected and qualified with the following vote tabulation:

         Directors elected to a one-year term expiring in 2008:

         Dorene C. Dominguez:       FOR  4,131,425   AGAINST   0    ABSTAIN    38,837
         Stephen H. Waks:           FOR  4,078,924   AGAINST   0    ABSTAIN    91,338
         Michael A. Ziegler:        FOR  4,133,775   AGAINST   0    ABSTAIN    36,487

         Directors elected to a two-year term expiring in 2009:

         Charles D. Fite:           FOR  4,139,601   AGAINST   0    ABSTAIN    30,661
         Robert F. Fox:             FOR  4,139,601   AGAINST   0    ABSTAIN    30,661
         Roger J. Taylor, D.D.S.:   FOR  4,137,272   AGAINST   0    ABSTAIN    32,990

         Directors elected to a three-year term expiring in 2010:

         Amador S. Bustos:          FOR  4,139,391   AGAINST   0    ABSTAIN    30,871
         William A. Robotham:       FOR  4,139,601   AGAINST   0    ABSTAIN    30,661
         David T. Taber:            FOR  4,139,601   AGAINST   0    ABSTAIN    30,661

PROPOSAL NO. 2: To ratify the appointment of Perry-Smith LLP as independent registered public accountants for the Company for the 2007 fiscal year.

         The proposal was ratified with the following vote tabulation:

         FOR:                       4,133,137
         AGAINST:                       9,885
         ABSTAINED:                    27,240

ITEM 5.  OTHER INFORMATION.

                None.

ITEM 6.  EXHIBITS.

           Exhibit
           Number                         Document Description
           --------     --------------------------------------------------------
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

            (10.11) American River Bank Employee Severance Policy dated March 18, 1998.**

            (10.12) Lease agreement and addendum between North Coast Bank, N.A. and Rosario LLC, each dated September 1, 1998, related to 50 Santa Rosa Avenue, Santa Rosa, California.**

            (10.13) Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

            *(10.14) Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from
                        Exhibit 99.3 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

            (10.15) Lease agreement between R & R Partners, a California General Partnership and North Coast Bank, dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003; the First Amendment thereto, dated January 2, 2006, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on January 3, 2006; and the Second Amendment thereto, dated December 8, 2006, incorporated by reference from Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the Commission on May 7, 2007.

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

            *(10.30) American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

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

            (10.39) Lease agreement between American River Bank and Sierra Investment Group, LLC, dated April 1, 2007, related to 3330 Cameron Park Drive, Suite 150, Cameron Park, California incorporated by reference from Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the Commission on May 7, 2007.

            (10.40) Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 24, 2007.

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

                                                 AMERICAN RIVER BANKSHARES


August 7, 2007                                   By: /s/ DAVID T. TABER
                                                     ---------------------------
                                                     David T. Taber
                                                     President and
                                                     Chief Executive Officer


                                                 AMERICAN RIVER BANKSHARES


August 7, 2007                                   By: /s/ MITCHELL A. DERENZO
                                                     ---------------------------
                                                     Mitchell A. Derenzo
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                        Description                         Page
--------------   -----------------------------------------------------   ------
    31.1         Certifications of Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.            37

    31.2         Certifications of Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.            38

    32.1         Certification of American River Bankshares by its
                 Chief Executive Officer and Chief Financial Officer
                 pursuant to Section 906 of the Sarbanes-Oxley             39
                 Act of 2002.