Form 10-Q
period 2007-09-30
AMERICAN RIVER BANKSHARES
filed 2007-11-07
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended    September 30, 2007
                                       ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                           Commission File No. 0-31525


                            AMERICAN RIVER BANKSHARES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                68-0352144
    --------------------------------             ------------------------
    (State or other jurisdiction of              (IRS Employer ID Number)
     incorporation or organization)


    3100 Zinfandel Drive, Rancho Cordova, California        95670
    ------------------------------------------------      ----------
          (Address of principal executive offices)        (Zip code)


                                 (916) 854-0123
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


                                 Not Applicable
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 5,367,594 shares outstanding at November 6, 2007.

                            AMERICAN RIVER BANKSHARES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Part I.                                                                     Page
   Item 1.     Financial Statements                                            3
   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            12
   Item 3.     Quantitative and Qualitative Disclosures About Market Risk     29
   Item 4.     Controls and Procedures                                        30

Part II.

   Item 1.     Legal Proceedings                                              31
   Item 1A.    Risk Factors                                                   31
   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds    31
   Item 3.     Defaults Upon Senior Securities                                31
   Item 4.     Submission of Matters to a Vote of Security Holders            32
   Item 5.     Other Information                                              32
   Item 6.     Exhibits                                                       32


Signatures                                                                    37

Exhibit Index                                                                 38

   31.1        Certifications of Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002                  39
   31.2        Certifications of the Chief Financial Officer pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002               40
   32.1        Certifications of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                     41


                     PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                       AMERICAN RIVER BANKSHARES
                 UNAUDITED CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                                                           September 30,     December 31,
                                                                               2007              2006
                                                                          --------------    --------------
ASSETS

Cash and due from banks                                                   $       18,605    $       25,352
Federal funds sold                                                                    --                --
                                                                          --------------    --------------
      Total cash and cash equivalents                                             18,605            25,352

Interest-bearing deposits in banks                                                 4,851             4,951
Investment securities:
   Available-for-sale (amortized cost: 2007--$80,653; 2006--$105,166)             80,309           104,209
   Held-to-maturity (fair value: 2007--$36,959; 2006--$43,720)                    37,062            44,031
Loans and leases, less allowance for loan and lease losses of
   $5,889 at September 30, 2007 and $5,874 at December 31, 2006                  385,176           382,993
Premises and equipment, net                                                        1,871             1,846
Federal Home Loan Bank stock                                                       2,764             3,071
Accounts receivable servicing receivables, net                                     1,876             2,581
Goodwill and other intangible assets                                              17,590            17,822
Accrued interest receivable and other assets                                      17,131            17,147
                                                                          --------------    --------------
                                                                          $      567,235    $      604,003
                                                                          ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                                    $      138,966    $      160,574
   Interest bearing                                                              333,108           333,301
                                                                          --------------    --------------
      Total deposits                                                             472,074           493,875

Short-term borrowings                                                             27,921            37,270
Long-term borrowings                                                                  --             5,000
Accrued interest payable and other liabilities                                     5,756             5,487
                                                                          --------------    --------------

      Total liabilities                                                          505,751           541,632
                                                                          --------------    --------------

Commitments and contingencies (Note 3) Shareholders' equity:
   Common stock - no par value; 20,000,000 shares authorized;
    issued and outstanding - 5,471,194 shares at
    September 30, 2007 and 5,657,346 shares at December 31, 2006                  43,142            48,246
   Retained earnings                                                              18,545            14,690
   Accumulated other comprehensive loss, net of taxes (Note 5)                      (203)             (565)
                                                                          --------------    --------------

      Total shareholders' equity                                                  61,484            62,371
                                                                          --------------    --------------
                                                                          $      567,235    $      604,003
                                                                          ==============    ==============

See Notes to Unaudited Consolidated Financial Statements


                       AMERICAN RIVER BANKSHARES
              UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)
For the periods ended September 30,                                Three months                    Nine months
                                                           ----------------------------    ----------------------------
                                                               2007            2006            2007            2006
                                                           ------------    ------------    ------------    ------------
Interest income:
    Interest and fees on loans                             $      8,010    $      8,083    $     23,840    $     23,170
    Interest on Federal funds sold                                   15               4              21               6
    Interest on deposits in banks                                    68              66             204             174
    Interest and dividends on investment securities:
        Taxable                                                   1,089           1,326           3,500           4,189
        Exempt from Federal income taxes                            268             250             828             752
        Dividends                                                     4               8              23              26
                                                           ------------    ------------    ------------    ------------
              Total interest income                               9,454           9,737          28,416          28,317
                                                           ------------    ------------    ------------    ------------
Interest expense:
    Interest on deposits                                          2,481           2,325           7,398           6,146
    Interest on short-term borrowings                               293             514           1,140           1,586
    Interest on long-term borrowings                                 --             100              42             296
                                                           ------------    ------------    ------------    ------------
              Total interest expense                              2,774           2,939           8,580           8,028
                                                           ------------    ------------    ------------    ------------

              Net interest income                                 6,680           6,798          19,836          20,289

Provision for loan and lease losses                                  50              30             315             270
                                                           ------------    ------------    ------------    ------------
              Net interest income after provision for
              loan and lease losses                               6,630           6,768          19,521          20,019
                                                           ------------    ------------    ------------    ------------

Noninterest income                                                  669             605           2,034           1,836
                                                           ------------    ------------    ------------    ------------

Noninterest expense:
    Salaries and employee benefits                                2,168           1,927           6,435           5,780
    Occupancy                                                       356             345           1,039           1,042
    Furniture and equipment                                         176             185             507             629
    Other expense                                                 1,096           1,145           3,286           3,411
                                                           ------------    ------------    ------------    ------------
              Total noninterest expense                           3,796           3,602          11,267          10,862
                                                           ------------    ------------    ------------    ------------

              Income before provision or income taxes             3,503           3,771          10,288          10,993

Provision for income taxes                                        1,351           1,496           3,952           4,338
                                                           ------------    ------------    ------------    ------------

              Net income                                   $      2,152    $      2,275    $      6,336    $      6,655
                                                           ============    ============    ============    ============

Basic earnings per share (Note 4)                          $       0.39    $       0.39    $       1.15    $       1.14
                                                           ============    ============    ============    ============
Diluted earnings per share (Note 4)                        $       0.39    $       0.39    $       1.13    $       1.12
                                                           ============    ============    ============    ============

Cash dividends per share                                   $       0.15    $       0.14    $       0.45    $       0.43
                                                           ============    ============    ============    ============

See notes to Unaudited Consolidated Financial Statements


AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares) (Unaudited)

                                                                                          Accumulated
                                                      Common Stock                           Other
                                                 ------------------------    Retained    Comprehensive  Shareholders'  Comprehensive
                                                   Shares         Amount     Earnings        Loss          Equity         Income
                                                 -----------    ---------   -----------    ---------    -----------     -----------
Balance, January 1, 2006                           5,604,479    $  47,474   $    16,029    $    (757)   $    62,746

Cumulative effect of adopting Staff Accounting
      Bulletin No. 108, net of tax:                                                (214)                       (214)
Comprehensive income (Note 5):
   Net income                                                                     9,062                       9,062     $     9,062
   Other comprehensive income, net of tax:
         Net change in unrealized losses on
           available-for-sale
           investment securities                                                                 192            192             192
                                                                                                                        -----------

           Total comprehensive income                                                                                   $     9,254
                                                                                                                        ===========

Cash dividends ($0.58 per share)                                                 (3,332)                     (3,332)
Fractional shares redeemed                                                          (21)                        (21)
5% stock dividend                                    268,346        6,834        (6,834)
Stock options exercised and related tax benefit       43,162          441                                       441
Stock option compensation expense                                     221                                       221
Retirement of common stock                          (258,641)      (6,724)                                   (6,724)
                                                 -----------    ---------   -----------    ---------    -----------

                  Balance, December 31, 2006       5,657,346       48,246        14,690         (565)        62,371

Comprehensive income (Note 5):
   Net income                                                                     6,336                       6,336     $     6,336
   Other comprehensive income, net of tax:
         Net change in unrealized losses on
           available-for-sale
           investment securities                                                                 362            362             362
                                                                                                                        -----------

           Total comprehensive income                                                                                   $     6,698
                                                                                                                        ===========

Cash dividends ($0.45 per share)                                                 (2,481)                     (2,481)
Stock options exercised and related tax benefit       53,164          625                                       625
Stock option compensation expense                                     221                                       221
Retirement of common stock                          (239,316)      (5,950)                                   (5,950)
                                                 -----------    ---------   -----------    ---------    -----------

                  Balance, September 30, 2007      5,471,194    $  43,142   $    18,545    $    (203)   $    61,484
                                                 ===========    =========   ===========    =========    ===========

See Notes to Unaudited Consolidated Financial Statements


AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands)
For the nine months ended September 30,
                                                                                   2007            2006
                                                                               ------------    ------------
Cash flows from operating activities:
    Net income                                                                 $      6,336    $      6,655
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for loan and lease losses                                          315             270
           Decrease in deferred loan origination fees, net                             (121)            (25)
           Depreciation and amortization                                                621             730
           Gain on sale of securities                                                   (11)             --
           Amortization of investment security premiums
                and discounts, net                                                      210             535
           (Decrease) increase in provision for accounts receivable
               servicing receivable allowance for losses                                 (3)              2
           Increase in cash surrender value of life insurance
               polices                                                                 (297)           (137)
           Stock option compensation expense                                            221             159
           Decrease in accrued interest
                receivable and other assets                                           1,122             731
           Decrease in accrued interest payable
                and other liabilities                                                  (764)           (878)
                                                                               ------------    ------------

                      Net cash provided by operating activities                $      7,629    $      8,042
                                                                               ------------    ------------

Cash flows from investing activities:
           Proceeds from the sale of investment securities                            6,506           2,477
           Proceeds from matured and called available-for-sale
                 investment securities                                               17,370          13,400
           Purchases of available-for-sale investment securities                         --          (3,066)
           Purchases of held-to-maturity investment securities                         (967)             --
           Proceeds from principal repayments for available-
                  for-sale investment securities                                      2,205           1,781
           Proceeds from principal repayments for held-to-
                  maturity investment securities                                      6,169           8,358
           Net decrease (increase) in interest-bearing deposits in bank                 100            (107)
           Net increase in loans                                                     (2,374)         (9,069)
           Net decrease (increase) in accounts receivable
                  servicing receivables                                                 708            (613)
           Purchases of equipment                                                      (417)           (297)
           Net decrease (increase) in FHLB stock                                        307          (1,087)
                                                                               ------------    ------------

                      Net cash provided by investing activities                $     29,607    $     11,777
                                                                               ------------    ------------


Cash flows from financing activities:
           Net decrease in demand, interest-bearing
               and savings deposits                                            $     (8,443)   $    (22,640)
           Net (decrease) increase in time deposits                                 (13,358)         15,378
           Net (decrease) increase in short-term borrowings                          (9,349)          2,452
           Net decrease in long-term borrowings                                      (5,000)        (13,820)
           Payment of cash dividends                                                 (2,508)         (2,514)
           Cash paid to repurchase common stock                                      (5,950)         (5,995)
           Exercise of stock options, including tax benefit                             625             321
                                                                               ------------    ------------

                      Net cash used in financing activities                    $    (43,983)   $    (26,818)
                                                                               ------------    ------------

                      Decrease in cash and cash
                         equivalents                                                 (6,747)         (6,999)

Cash and cash equivalents at beginning of year                                       25,352          36,075
                                                                               ------------    ------------

Cash and cash equivalents at end of period                                     $     18,605    $     29,076
                                                                               ============    ============


See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at September 30, 2007 and December 31, 2006, and the results of its operations for the three-month and nine-month periods ended September 30, 2007 and 2006 and its cash flows for the nine-month periods ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2006 annual report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2007 may not necessarily be indicative of the operating results for the full year.

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

Management has determined that since all of the banking products and services offered by the Company are available in each branch of American River Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate all of the branches and report them as a single operating segment. No client accounts for more than ten percent (10%) of revenues for the Company or American River Bank.

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

Stock Option Compensation

There were no stock options granted for the three-month periods ended September 30, 2007 and 2006. The weighted average grant date fair value of options granted for the nine-month periods ended September 30, 2007 and 2006 was $6.37 and $8.34, respectively. For the three-month periods ended September 30, 2007 and 2006, the compensation cost recognized for stock option compensation was $80,000 and $62,000, respectively. For the nine-month periods ended September 30, 2007 and 2006, the compensation cost recognized for stock option compensation was $221,000 and $160,000, respectively. The recognized tax benefit for stock option compensation expense was $13,000 and $10,000, for the three-month periods ended September 30, 2007 and 2006, respectively. The recognized tax benefit for stock option compensation expense was $37,000 and $27,000, for the nine-month periods ended September 30, 2007 and 2006, respectively.

At September 30, 2007, the total compensation cost related to nonvested awards not yet recorded is expected to be $973,000. This amount will be recognized over the next 4.5 years and the weighted average period of recognizing these costs is expected to be 2.2 years.

Stock Option Activity

A summary of option activity under the stock option plans as of September 30, 2007 and changes during the period then ended is presented below:

                                                                                  Weighted
                                                                  Weighted        Average
                                                                  Average         Remaining       Aggregate
                                                                  Exercise       Contractual      Intrinsic
           Options                                  Shares        Price             Term         Value ($000)
           -------                               ------------    ------------    ------------    ------------

Outstanding at January 1, 2007                        326,282    $      16.32       6.2 years    $      2,504
           Granted                                     62,576    $      25.80       9.5 years              --
           Exercised                                  (53,164)   $       7.84              --              --
           Cancelled                                   (6,539)   $      22.75              --              --
                                                 ------------
Outstanding at September 30, 2007                     329,155    $      19.36       6.8 years    $      1,391
                                                 ============                    ============    ============
Exercisable (vested) at September 30, 2007            147,473    $      14.50       5.0 years    $      1,166
                                                 ============                    ============    ============

The intrinsic value was derived from the market price of the Company's common stock of $22.00 as of September 30, 2007.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $111,844,000 and standby letters of credit of approximately $7,548,000 at September 30, 2007. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at September 30, 2007 or September 30, 2006.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,497,989 and 5,528,514 shares for the three-month and nine-month periods ended September 30, 2007, and 5,782,562 and 5,847,564 shares for the three-month and nine-month periods ended September 30, 2006). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options

(48,183 and 63,973 shares for the three-month and nine-month periods ended September 30, 2007 and 107,769 and 112,655 shares for the three-month and nine-month periods ended September 30, 2006). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income (loss). Other comprehensive income, net of taxes, was comprised of the unrealized gains on available-for-sale investment securities of $495,000 and $362,000, respectively, for the three-month and nine-month periods ended September 30, 2007 and $888,000 and $218,000, respectively, for the three-month and nine-month periods ended September 30, 2006. Comprehensive income was $2,647,000 and $6,698,000, respectively, for the three-month and nine-month periods ended September 30, 2007 and $3,163,000 and $6,873,000, respectively, for the three-month and nine-month periods ended September 30, 2006. Reclassification adjustments resulting from realized gains or losses on sale of investment securities were not significant for all periods presented.

6. BORROWING ARRANGEMENTS

The Company has a total of $38,000,000 in unsecured short-term borrowing arrangements with three of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2007 or December 31, 2006.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $27,921,000 were outstanding from the FHLB at September 30, 2007, bearing interest rates ranging from 4.52% to 6.13% and maturing between October 1, 2007 and April 9, 2008. Advances totaling $42,270,000 were outstanding from the FHLB at December 31, 2006, bearing interest rates ranging from 2.66% to 6.13% and maturing between January 3, 2007 and April 7, 2008. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2007 and December 31, 2006 totaled $105,644,000 and $87,091,000, respectively.

7. INCOME TAXES

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.

The Company previously recognized income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, "Accounting for Contingencies."

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on the Company's provision for income taxes for the nine months ended September 30, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter or nine months ended September 30, 2007.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts between December 31, 2006 and September 30, 2007 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2007 and 2006. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited.

         Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment;
(10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. These factors and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

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

General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 130 full-time employees as of September 30, 2007.

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

Overview

         The Company recorded net income of $2,152,000 for the quarter ended September 30, 2007, which was $123,000 (5.4%) below the $2,275,000 reported for the same period of 2006. Diluted earnings per share for the third quarter of 2007 were $0.39 consistent with the $0.39 recorded in the third quarter of 2006. The return on average equity (ROAE) and the return on average assets (ROAA) for the third quarter of 2007 were 13.99% and 1.50%, respectively, as compared to 14.39% and 1.50%, respectively, for the same period in 2006.

         Net income for the nine months ended September 30, 2007 and 2006 was $6,336,000 and $6,655,000, respectively, with diluted earnings per share of $1.13 and $1.12, respectively. For the first nine months of 2007, ROAE was 13.97% and ROAA was 1.47% compared to 14.11% and 1.47%, respectively for the same period in 2006.

         Total assets of the Company decreased by $36,768,000 (6.1%) from $604,003,000 at December 31, 2006 to $567,235,000 at September 30, 2007. Net
loans totaled $385,176,000 at September 30, 2007, up $2,183,000 (0.6%) from the
$382,993,000 at December 31, 2006. Deposit balances at September 30, 2007 totaled $472,074,000, down $21,801,000 (4.4%) from $493,875,000 at December 31,
2006.

         The Company ended the third quarter of 2007 with a Tier 1 capital ratio of 10.1% and a total risk-based capital ratio of 11.4% versus 10.3% and 11.6%, respectively, at December 31, 2006.

         Table One below provides a summary of the components of net income for the periods indicated (See the "Results of Operations" section that follows for an explanation of the fluctuations in the individual components):


Table One:  Components of Net Income
--------------------------------------------------------------------------------------------------------
                                                    For the three                  For the nine
                                                    months ended                   months ended
                                                    September 30,                  September 30,
                                            ----------------------------    ----------------------------
(In thousands, except percentages)              2007            2006            2007            2006
                                            ------------    ------------    ------------    ------------
Net interest income*                        $      6,765    $      6,878    $     20,099    $     20,533
Provision for loan and lease losses                  (50)            (30)           (315)           (270)
Noninterest income                                   669             605           2,034           1,836
Noninterest expense                               (3,796)         (3,602)        (11,267)        (10,862)
Provision for income taxes                        (1,351)         (1,496)         (3,952)         (4,338)
Tax equivalent adjustment                            (85)            (80)           (263)           (244)
                                            ------------    ------------    ------------    ------------

Net income                                  $      2,152    $      2,275    $      6,336    $      6,655
                                            ============    ============    ============    ============

--------------------------------------------------------------------------------------------------------
Average total assets                        $    569,099    $    600,053    $    578,157    $    605,620
Net income (annualized) as a percentage
  of average total assets                           1.50%           1.50%           1.47%           1.47%
--------------------------------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 5.17% for the three months ended September 30, 2007, 5.01% for the three months ended September 30, 2006, 5.10% for the nine months ended September 30, 2007 and 5.03% for the nine months ended September 30, 2006.

         The fully taxable equivalent interest income component for the third quarter of 2007 decreased $278,000 (2.8%) to $9,539,000 compared to $9,817,000 for the three months ended September 30, 2006. Total fully taxable equivalent interest income for the nine months ended September 30, 2007 increased $118,000 (0.4%) to $28,679,000 compared to $28,561,000 for the nine months ended September 30, 2006. The decrease in the fully taxable equivalent interest income for the third quarter of 2007 compared to the same period in 2006 is broken down by rate (down $38,000) and volume (down $240,000). The rate decrease can be attributed to the reversal of previously recorded interest on loans that were placed on nonaccrual status during the quarter. Three loans totaling $2,761,000 were placed on nonaccrual status near the end of the quarter which resulted in a reversal of $99,000 from interest income. The volume decrease was the result of a 4.6% decrease in average earning assets. The Company has made a decision to use the proceeds from maturing investment securities and principal payments on investment securities to reduce the level of outstanding borrowings and provide funding for loan growth. This strategy has reduced the average balances on investment securities by 19.1% from $151,533,000 during the third quarter of 2006 to $122,617,000 during the third quarter of 2007. Average balances of other borrowings were down $26,232,000 (54.1%) and average loan balances were up $2,702,000 (0.7%) during the same time period. The increase in average loans is the result of concentrated focus on business lending.

         The breakdown of the increase of $118,000 in fully taxable equivalent interest income for the nine months ended September 30, 2007 over the same period in 2006 resulted from increases in rate (up $495,000) and a decrease in volume (down $377,000). Average earning assets decreased $19,575,000 (3.6%) during the first nine months of 2007 as compared to the same period in 2006. Average loan balances increased $8,326,000 (2.2%) during that same period and average investment securities balances decreased $28,344,000 (17.7%).

         Interest expense was $165,000 (5.6%) lower in the third quarter of 2007 versus the prior year period. The average balances on interest bearing liabilities were $17,348,000 (4.6%) lower in the third quarter of 2007 versus the same quarter in 2006. The lower balances accounted for a $350,000 decrease in interest expense. Average borrowings were down $26,232,000 (54.1%) as the Company focused on reducing the higher cost borrowings; the decrease in other borrowings accounting for $332,000 in reduced interest costs from volume compared to the third quarter of 2006. The Company also focused on bringing in additional checking, money market, and savings accounts, and as a result, the average balances on interest checking, money market and savings accounts were up $18,590,000 (9.4%) adding $86,000 to interest expense attributable to the increased volume. Increased rates accounted for an additional $185,000 in interest expense for the three-month period ended September 30, 2007. The increase in rates is a direct result of the higher overall rate environment. Despite the higher rate environment, rates paid on interest bearing liabilities decreased 3 basis points from the third quarter of 2006 to the third quarter of 2007 from 3.09% to 3.06%. This decrease occurred as the Company has changed the mix of interest bearing liabilities by reducing the higher cost borrowings and time deposit balances and increasing the average balances in the lower cost interest checking, money market, and savings account balances.

         Interest expense was $552,000 (6.9%) higher in the nine-month period ended September 30, 2007 versus the prior year period. The average balances on interest bearing liabilities were $16,607,000 (4.3%) lower in the nine-month period ended September 30, 2007 versus the same period in 2006. The lower balances, especially in the level of average borrowings, accounted for a $791,000 decrease in interest expense. Increased rates accounted for an additional $1,343,000 in interest expense for the nine-month period. Rates paid on interest bearing liabilities increased 33 basis points on a year-over-year basis from 2.81% to 3.14% primarily as a result of the higher rate environment offset by the change in the mix of interest bearing liabilities.

         Table Two, Analysis of Net Interest Margin on Earning Assets, and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and trends of the Company's interest income and expenses. Table Two provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; the interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.


Table Two:  Analysis of Net Interest Margin on Earning Assets
----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                            2007                                            2006
                                       ---------------------------------------------    ------------------------------------------
(Taxable Equivalent Basis)                  Avg                             Avg              Avg                           Avg
(In thousands, except percentages)        Balance        Interest         Yield (4)        Balance        Interest       Yield (4)
                                       ------------    ------------    -------------    ------------    ------------    ----------
Assets
Earning assets:
  Loans and leases (1)                 $    390,694    $      8,010             8.13%   $    387,992    $      8,083          8.27%
  Taxable investment
     securities                              95,454           1,089             4.53%        123,902           1,326          4.25%
  Tax-exempt investment
     securities (2)                          26,881             351             5.18%         27,080             328          4.81%
  Corporate stock (2)                           282               6             8.44%            551              10          7.20%
  Federal funds sold                          1,203              15             4.95%            250               4          6.35%
  Investments in time deposits                4,934              68             5.47%          4,934              66          5.31%
                                       ------------    ------------                     ------------    ------------
Total earning assets                        519,448           9,539             7.29%        544,709           9,817          7.15%
                                                       ------------                                     ------------
Cash & due from banks                        16,094                                           26,208
Other assets                                 39,489                                           35,129
Allowance for loan & lease losses            (5,992)                                          (5,993)
                                       ------------                                     ------------
                                       $    569,099                                     $    600,053
                                       ============                                     ============

Liabilities & Shareholders Equity
Interest bearing liabilities:
  Interest checking and money market   $    178,616           1,031             2.29%   $    163,333             858          2.08%
  Savings                                    37,062             136             1.46%         33,755              58          0.68%
  Time deposits                             122,193           1,314             4.27%        131,899           1,409          4.25%
  Other borrowings                           22,268             293             5.22%         48,500             614          5.02%
                                       ------------    ------------                     ------------    ------------
Total interest bearing liabilities          360,139           2,774             3.06%        377,487           2,939          3.09%
                                                       ------------                                     ------------
Noninterest bearing demand deposits         142,226                                          154,398
Other liabilities                             5,719                                            5,443
                                       ------------                                     ------------
Total liabilities                           508,084                                          537,328
Shareholders' equity                         61,015                                           62,725
                                       ------------                                     ------------
                                       $    569,099                                     $    600,053
                                       ============                                     ============
Net interest income & margin (3)                       $      6,765             5.17%                   $      6,878          5.01%
                                                       ============       ==========                    ============    ==========

(1) Loan interest includes loan fees of $159,000 and $227,000 during the three months ending September 30, 2007 and September 30, 2006, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2007 and 2006.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (92) and annualized to actual days in year (365).


----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                            2007                                             2006
                                       ---------------------------------------------    ------------------------------------------
(Taxable Equivalent Basis)                  Avg                            Avg               Avg                           Avg
(In thousands, except percentages)        Balance        Interest        Yield (4)         Balance        Interest       Yield (4)
                                       ------------    ------------    ----------       ------------    ------------    ----------
Assets
Earning assets:
  Loans and leases (1)                 $    389,479    $     23,840          8.18%      $    381,153    $     23,170          8.13%
  Taxable investment
     securities                             102,957           3,500          4.55%           131,637           4,189          4.25%
  Tax-exempt investment
     securities (2)                          28,111           1,085          5.16%            27,283             990          4.85%
  Corporate stock (2)                           515              29          7.53%             1,007              32          1.25%
  Federal funds sold                            561              21          5.00%               159               6          5.05%
  Investments in time deposits                4,949             204          5.51%             4,908             174          4.74%
                                       ------------    ------------                     ------------    ------------
Total earning assets                        526,572          28,679          7.28%           546,147          28,561          6.99%
                                                       ------------                                     ------------
Cash & due from banks                        17,752                                           29,691
Other assets                                 39,782                                           35,634
Allowance for loan & lease losses            (5,949)                                          (5,852)
                                       ------------                                     ------------
                                       $    578,157                                     $    605,620
                                       ============                                     ============

Liabilities & Shareholders Equity
Interest bearing liabilities:
  Interest checking and money market   $    170,769           2,908          2.28%      $    166,319           2,253          1.81%
  Savings                                    38,128             434          1.52%            34,300             127          0.50%
  Time deposits                             125,860           4,056          4.31%           127,684           3,766          3.94%
  Other borrowings                           30,474           1,182          5.19%            53,535           1,882          4.70%
                                       ------------    ------------                     ------------    ------------
Total interest bearing liabilities          365,231           8,580          3.14%           381,838           8,028          2.81%
                                                       ------------                                     ------------
Noninterest bearing demand deposits         146,632                                          155,272
Other liabilities                             5,677                                            5,442
                                       ------------                                     ------------
Total liabilities                           517,540                                          542,552
Shareholders' equity                         60,617                                           63,068
                                       ------------                                     ------------
                                       $    578,157                                     $    605,620
                                       ============                                     ============
Net interest income & margin (3)                       $     20,099          5.10%                      $     20,533          5.03%
                                                       ============    ==========                       ============    ==========

(1) Loan interest includes loan fees of $428,000 and $722,000 during the nine months ending September 30, 2007 and September 30, 2006, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2007 and 2006.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (273) and annualized to actual days in year (365).


Table Three: Analysis of Volume and Rate Changes on Net Interest Income and
             Expenses
---------------------------------------------------------------------------------------
Three Months Ended September 30, 2007 over 2006 (In thousands)
Increase (decrease) due to change in:

                                               Volume         Rate (4)      Net Change
                                            ------------    ------------   ------------
Interest-earning assets:
   Net loans (1)(2)                         $         56    $       (129)  $        (73)
   Taxable investment securities                    (304)             67           (237)
   Tax exempt investment securities (3)               (2)             25             23
   Corporate stock                                    (5)              1             (4)
   Federal funds sold                                 15              (4)            11
   Investment in time deposits                        --               2              2
                                            ------------    ------------   ------------
     Total                                          (240)            (38)          (278)
                                            ------------    ------------   ------------
Interest-bearing liabilities:
   NOW & MMDA deposits                                80              93            173
   Savings deposits                                    6              72             78
   Time deposits                                    (104)              9            (95)
   Other borrowings                                 (332)             11           (321)
                                            ------------    ------------   ------------
     Total                                          (350)            185           (165)
                                            ------------    ------------   ------------
Interest differential                       $        110    $       (223)  $       (113)
                                            ============    ============   ============

---------------------------------------------------------------------------------------
Nine Months Ended September 30, 2007 over 2006 (In thousands)
Increase (decrease) due to change in:

                                               Volume         Rate (4)      Net Change
                                            ------------    ------------   ------------
Interest-earning assets:
   Net loans (1)(2)                         $        506    $        164   $        670
   Taxable investment securities                    (913)            224           (689)
   Tax exempt investment securities (3)               30              65             95
   Corporate stock                                   (16)             13             (3)
   Federal funds sold                                 15              --             15
   Investment in time deposits                         1              29             30
                                            ------------    ------------   ------------
     Total                                          (377)            495            118
                                            ------------    ------------   ------------
Interest-bearing liabilities:
   NOW & MMDA deposits                                60             595            655
   Savings deposits                                   14             293            307
   Time deposits                                     (54)            344            290
   Other borrowings                                 (811)            111           (700)
                                            ------------    ------------   ------------
     Total                                          (791)          1,343            552
                                            ------------    ------------   ------------
Interest differential                       $        414    $       (848)  $       (434)
                                            ============    ============   ============

---------------------------------------------------------------------------------------

(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.
(2) Loan fees of $159,000 and $227,000 during the three months ending September 30, 2007 and September 30, 2006, respectively, and $428,000 and $722,000 during the nine months ending September 30, 2007 and September 30, 2006, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2007 and 2006.
(4)  The rate/volume variance has been included in the rate variance.


Provision for Loan and Lease Losses

         The Company provided $50,000 for loan and lease losses for the third quarter of 2007 as compared to $30,000 for the third quarter of 2006. Net loan and lease losses for the three months ended September 30, 2007 were $133,000 or ..14% (on an annualized basis) of average loans and leases as compared to $83,000 or .08% (on an annualized basis) of average loans and leases for the three months ended September 30, 2006. For the first nine months of 2007, the Company made provisions for loan and lease losses of $315,000 and net loan and lease losses were $300,000 or .10% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $270,000 and net loan and lease losses of $78,000 for the first nine months of 2006 or .03% (on an annualized basis) of average loans and leases outstanding. For additional information see the "Allowance for Loan and Lease Losses Activity."

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (In thousands):

Table Four:  Components of Noninterest Income
-------------------------------------------------------------------------------------------------------
                                                   Three Months                     Nine Months
                                                      Ended                           Ended
                                                   September 30,                   September 30,
                                            ----------------------------   ----------------------------
                                                2007            2006           2007            2006
-------------------------------------------------------------------------------------------------------
Service charges on deposit accounts         $        177    $        185   $        574    $        592
Accounts receivable servicing fees                    57              92            192             285
Gain on sale of securities                            11              --             11              --
Merchant fee income                                  149             149            413             404
Income from residential lending                      115              60            350             190
Bank owned life insurance                            103              47            298             137
Other                                                 57              72            196             228
-------------------------------------------------------------------------------------------------------
           Total noninterest income         $        669    $        605   $      2,034    $      1,836
-------------------------------------------------------------------------------------------------------

         Noninterest income was up $64,000 (10.6%) to $669,000 for the three months ended September 30, 2007 as compared to $605,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, noninterest income was up $198,000 (10.8%) to $2,034,000. The increase from the third quarter of 2006 to the third quarter of 2007 was primarily related to higher income from fees on residential lending (up $55,000 or 91.7%) and from bank owned life insurance (up $56,000 or 119.1%). The increase in fees from residential lending relates to the Company's decision to expand is Residential Lending Division by adding four (4) mortgage specialists and the increase in the bank owned life insurance was the result of the Company purchasing additional policies near the end of the fourth quarter of 2006. These increases were offset by a reduction of fees from accounts receivable servicing (down $35,000 or 38.0%) which resulted from lower overall volume.

Noninterest Expense

         Noninterest expenses increased $194,000 (5.4%) to a total of $3,796,000 in the third quarter of 2007 versus $3,602,000 in the third quarter of 2006. Salary and employee benefits increased $241,000 (12.5%) from $1,927,000 during the third quarter of 2006 to $2,168,000 during the third quarter of 2007. The salary portion, which includes commissions, increased $150,000 or 9.4% of which amount $75,000 or 50.0% relates to salaries and commissions in the Residential Lending Division. The increase in the salaries and commissions in the Residential Lending Division relates to the four (4) new mortgage specialists, mentioned above. The remaining portion of the increase in salary and benefits is primarily a result of market-condition salary adjustments, higher employer taxes, and an increase in benefit costs, mainly due to higher health related insurance premiums and additional costs associated with stock option expense. At September 30, 2007, the Company employed 130 persons on a full-time equivalent basis as compared to 125 at September 30, 2006. On a quarter-over-quarter basis, occupancy expense increased slightly by $11,000 (3.2%) and furniture and equipment expense decreased $9,000 (4.9%). Other expense decreased $49,000 (4.3%) to a total of $1,096,000 in the third quarter of 2007 versus the third quarter of 2006. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the 2007 and 2006 third quarters were 50.0% and 47.0%, respectively.

         Noninterest expense for the nine-month period ended September 30, 2007 was $11,267,000 versus $10,862,000 for the same period in 2006 for an increase of $405,000 (3.7%). Salaries and benefits increased $655,000 (11.3%) from $5,780,000 for the nine months ended September 30, 2006 to $6,435,000 for the same period in 2007. The increase results from higher salaries and commissions in the Residential Lending Division related to the addition of four (4) new mortgage specialists, mentioned above, increases in salary as a result of market-condition salary adjustments, higher employer taxes, and an increase in benefit costs, mainly due to higher health related insurance premiums and costs associated with additional stock option expense. Occupancy expense decreased $3,000 (0.3%) and furniture and equipment expense decreased $122,000 (19.4%). The decrease in occupancy and furniture and equipment expense relates to lower depreciation and utility costs. Although the premises and equipment are still being used, certain premises and equipment are fully depreciated. Other expense decreased $125,000 (3.7%) from $3,411,000 for the nine months ended September 30, 2006 to $3,286,000 for the same period in 2007. The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first nine months of 2007 was 49.9% as compared to 47.5% in the same period of 2006.

Provision for Income Taxes

         The effective Federal and State tax rate for the third quarter and first nine months of 2007 was 38.6% and 38.4%, respectively, versus 39.7% and 39.5%, respectively, for the same two periods of 2006. The decrease is related to the Company's additional investment in bank owned life insurance during the fourth quarter of 2006. The income from bank owned life insurance is tax-free, thereby causing a reduction in the Company's tax rate.

Balance Sheet Analysis

         The Company's total assets were $567,235,000 at September 30, 2007 as compared to $604,003,000 at December 31, 2006, representing a decrease of $36,768,000 (4.5%). The average assets for the nine months ended September 30, 2007 were $578,157,000, which represents a decrease of $27,463,000 or 4.5% over the balance of $605,620,000 during the nine-month period ended September 30, 2006. The average assets for the third quarter of 2007 were $569,099,000 compared to $600,053,000 during the third quarter of 2006 for a decrease of 5.2%. The decrease primarily resulted from a reduction in average cash and investment balances partially offset by increases in the average loans outstanding. The Company has utilized the proceeds from matured investment securities to pay down borrowings or as a funding source for loans contributing to an overall decrease in assets.

Investment Securities

         The Company classifies its investment securities as held-to-maturity or available-for-sale. The Company's intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company's investment securities held on September 30, 2007 and December 31, 2006.

Table Five: Investment Securities Composition
-------------------------------------------------------------------------------------------
(In thousands)
                                                            September 30,     December 31,
Available-for-sale (at fair value)                             2007              2006
-------------------------------------------------------------------------------------------
Debt securities:
    U.S. Government agencies                               $       17,425    $       28,123
    Mortgage-backed securities                                     31,324            33,236
    Obligations of states and political subdivisions
                                                                   31,232            41,224
    Corporate debt securities                                          --             1,003
    Corporate stock                                                   328               623
-------------------------------------------------------------------------------------------
Total available-for-sale investment securities             $       80,309    $      104,209
===========================================================================================
Held-to-maturity (at amortized cost)
-------------------------------------------------------------------------------------------
Debt securities:
    Mortgage-backed securities                             $       37,062    $       44,031
-------------------------------------------------------------------------------------------
Total held-to-maturity investment securities               $       37,062    $       44,031
===========================================================================================

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

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and
(8) consumer loans. At September 30, 2007, these categories accounted for approximately 26%, 48%, 1%, 17%, 2%, 1%, 2% and 3%, respectively, of the Company's loan portfolio. This mix compared to 22%, 45%, 1%, 23%, 2%, 2%, 2% and 3% at December 31, 2006. Continuing economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating nearly $125,000,000 in new loans during the first nine months of 2007; however, loan and lease paydowns and payoffs resulted in a net increase of $2,077,000 or 0.5% in loans from December 31, 2006. Table Six below summarizes the composition of the loan portfolio as of September 30, 2007 and December 31, 2006.

Table Six: Loan and Lease Portfolio Composition
---------------------------------------------------------------------------------------------------
(In thousands)                          September 30,    December 31,     Change in      Percentage
                                            2007            2006           dollars         change
---------------------------------------------------------------------------------------------------
Commercial                             $     99,959    $     85,859    $     14,100            16.4%

Real estate
    Commercial                              185,844         175,643          10,201             5.8%
    Multi-family                              5,561           3,618           1,943            53.7%
    Construction                             66,402          90,314         (23,912)          (26.5%)
    Residential                               9,497           8,689             808             9.3%
Lease financing receivable                    4,950           6,375          (1,425)          (22.4%)
Agriculture                                   8,095           7,362             733            10.0%
Consumer                                     11,341          11,712            (371)           (3.2%)
---------------------------------------------------------------------------------------------------
Total loans and leases                      391,649         389,572           2,077             0.5%
Deferred loan and lease fees, net              (584)           (705)            121
Allowance for loan and lease losses          (5,889)         (5,874)            (15)
---------------------------------------------------------------------------------------------------
Total net loans and leases             $    385,176    $    382,993    $      2,183             0.6%
===================================================================================================


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

         In management's judgment, a concentration exists in real estate loans which represented approximately 68.3% of the Company's loan and lease portfolio at September 30, 2007, down from 71.4% at December 31, 2006. Although management recognizes increased risk in individual real estate credits and the overall residential market as a whole, substantial or further declines in the economy or future declines in residential values, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses that could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears remote.

         At September 30, 2007, non-performing loans and leases (those loans and leases on non-accrual status and those loans and leases still accruing and past due 90 days or more) were $3,100,000 or 0.79% of total loans and leases. Non-performing loans and leases were $78,000 or 0.02% of total loans and leases at December 31, 2006. The increase was primarily related to the addition of three real estate secured loans that totaled $2,761,000 (89.1% of the total). The first of these loans had a balance of $1,328,000 on a lot development loan for twenty-nine (29) residential lots, forty-seven (47) townhouses and three (3) commercial lots located in Amador County. The loan is a participation loan with two other banks. The total current loan amount is $4.6 million with the Company's share approximately twenty-nine percent (29%). The original commitment was $6.9 million and the original loan-to-cost was seventy-five percent (75%). The loan has matured and a notice of default has been filed. The second loan had a balance of $1,111,000 and is a real estate loan on a multi-tenant office building in Sacramento County. The loan has been on the Company's books for a number of years and the original loan-to-value was sixty-five (65%). A notice of default has been filed. The third loan was in the amount of $322,000 and is secured by a seven-acre parcel in a rural part of Sacramento County. Management believes that all three of these loans are adequately secured and adequately reserved. The remaining balance of the nonperforming loans and leases totaled $339,000 and represented eleven (11) accounts, mainly small dollar leases.

         There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2007 or December 31, 2006. Management is not aware of any significant problem loans, which were accruing and current at September 30, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2007 and December 31, 2006.

Table Seven:  Non-Performing Loans
------------------------------------------------------------------------------
(In thousands)                                   September 30,    December 31,
                                                     2007             2006
------------------------------------------------------------------------------
Past Due 90 days or more and still accruing
   Commercial                                    $         89     $         --
   Real estate                                             --               13
   Lease financing receivable                              --               --
   Consumer and other                                      --               --
------------------------------------------------------------------------------
Nonaccrual
   Commercial                                              97               --
   Real estate                                          2,819               12
   Lease financing receivable                              95               53
   Consumer and other                                      --               --
------------------------------------------------------------------------------
Total non-performing loans                       $      3,100     $         78
==============================================================================

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

Table Eight: Allowance for Loan and Lease Losses
----------------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                                     Three Months                     Nine Months
                                                                          Ended                            Ended
                                                                       September 30,                    September 30,
                                                                ----------------------------    ----------------------------
                                                                    2007           2006             2007            2006
----------------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                            $    390,694    $    387,992    $    389,479    $    381,153
----------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses at beginning of period      $      5,972    $      5,924    $      5,874    $      5,679

Loans and leases charged off:
   Commercial                                                           (180)            (21)           (271)            (21)
   Real estate                                                            --              --             (71)             --
   Lease financing receivable                                             (7)            (63)             (7)            (77)
   Consumer                                                               (2)             (1)            (54)             (1)
----------------------------------------------------------------------------------------------------------------------------
Total                                                                   (189)            (85)           (403)            (99)
----------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off:
   Commercial                                                              1              --              40               6
   Real estate                                                            --              --              --              --
   Lease financing receivable                                             55               2              63               6
   Consumer                                                               --              --              --               9
----------------------------------------------------------------------------------------------------------------------------
Total                                                                     56               2             103              21
----------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                                   (133)            (83)           (300)            (78)
Additions to allowance charged
  to operating expenses                                                   50              30             315             270
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses
  at end of period                                              $      5,889    $      5,871    $      5,889    $      5,871
----------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans and
  leases outstanding (annualized)                                        .11%            .08%            .10%            .03%
Provision of allowance for loan and lease losses
  to average loans  and leases outstanding
  (annualized)                                                           .15%            .03%            .11%            .09%
Allowance for loan and lease losses to loans and leases net
  of deferred fees at end of period                                     1.53%           1.54%           1.51%           1.54%

         The Company establishes general reserves in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," and specific reserves in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The ALLL is internally allocated based on loan category, loan grades, estimated risk factors, and loan impairment as discussed in the prior paragraph; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. The adequacy of the ALLL is determined based on three components. First, the dollar weighted risk factor of the loan portfolio (excepting criticized and classified credits and impaired loans) is determined. Second, risk factors are assigned to criticized and classified loans and leases not considered impaired. Third, the Company determines whether a loan is impaired and if so measures the degree of impairment within the context of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." These are estimated potential losses associated with specific borrowers based upon estimated future cash flows or collateral value and events affecting the risk rating. These three calculations are designed to encompass the entire balance of the loan and lease portfolio. When these three dollar numbers are aggregated, it is then compared to the actual ALLL balance at the measurement date. Management is responsible to maintain the actual ALLL within a reasonable range of the total estimated loss risk inherent in the loan and lease portfolio. However, no prediction of the ultimate level of loans and leases charged off in future periods can be made with any certainty. The allowance for loan and lease losses totaled $5,889,000 or 1.51% of total loans and leases at September 30, 2007 and $5,767,000 or 1.52% of total loans and leases at December 31, 2006.

Other Real Estate

         At September 30, 2007 and December 31, 2006, the Company did not have any other real estate ("ORE") properties. Subsequent to September 30, 2007 one property was acquired in a foreclosure sale. The carrying value of this ORE represents $57,000.

Deposits

         At September 30, 2007, total deposits were $472,074,000 representing a decrease of $21,801,000 (4.4%) from the December 31, 2006 balance of $493,875,000. Noninterest-bearing deposits decreased $21,608,000 (13.5%) from December 31, 2006 to September 30, 2007, while interest-bearing deposits decreased $193,000 (0.1%) over that same period. The competitive demand for deposit balances has resulted in a decrease in the Company's deposits. While the Company has retained its deposit account relationships, the deposit account balances are currently lower than in previous periods.

Other Borrowed Funds

         Other borrowings outstanding as of September 30, 2007 and December 31, 2006, consist of advances (both long-term and short-term) from the FHLB. Table Nine below summarizes these borrowings:


Table Nine: Other Borrowed Funds
-------------------------------------------------------------------------------------------
(In thousands, except percentages)

                                      September 30, 2007               December 31, 2006
                                  -------------------------       -------------------------
                                     Amount           Rate           Amount          Rate
-------------------------------------------------------------------------------------------
       Short-term borrowings:
          FHLB advances           $     27,921         4.97%      $     37,270         5.08%
                                  ---------------------------------------------------------
       Long-term borrowings:
          FHLB advances           $         --           --       $      5,000         4.95%
                                  ---------------------------------------------------------


         The maximum amount of short-term borrowings at any month-end during the first three quarters of 2007 and 2006 was $42,384,000 and $64,489,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):


                                        Short-term       Long-term
                                       ------------    ------------
              Amount                   $     27,921    $         --
              Maturity                 2007 to 2008              --
              Average rates                    4.97%             --

         The Company has also been issued a total of $3,750,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2007 or 2006 and management does not expect to draw upon these lines in the future. See Liquidity section that follows for additional information on FHLB borrowings.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, American River Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At September 30, 2007, shareholders' equity was $61,484,000, representing a decrease of $887,000 (1.4%) from $62,371,000 at December 31, 2006. The decrease results from stock repurchases and cash dividends paid to shareholders exceeding the stock based compensation, proceeds from the exercise of stock options, the change in other comprehensive income, and net income for the period. The ratio of total risk-based capital to risk adjusted assets was 11.4% at September 30, 2007 compared to 11.6% at December 31, 2006. Tier 1 risk-based capital to risk-adjusted assets was 10.1% at September 30, 2007 and 10.3% at December 31, 2006.

         Table Ten below lists the Company's actual capital ratios at September 30, 2007 and December 31, 2006 as well as the minimum capital ratios for capital adequacy.

Table Ten:  Capital Ratios
--------------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets             At September 30,     At December 31,     Minimum Regulatory
                                                  2007                2006          Capital Requirements
--------------------------------------------------------------------------------------------------------
Leverage ratio                                     8.0%                7.8%               4.00%

Tier 1 Risk-Based Capital                         10.1%               10.3%               4.00%

Total Risk-Based Capital                          11.4%               11.6%               8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of September 30, 2007 and December 31, 2006.

         The Company, through a Board of Director authorized plan, may repurchase, as conditions warrant, up to 5% annually of the Company's common stock. Subsequent to September 30, 2007, the Board of Directors of the Company announced an additional stock repurchase program whereby the Company can purchase an additional amount of its common stock, up to $2,000,000; this plan expires on December 14, 2007. Repurchases are generally made in the open market at market prices. (See Part II, Item 2, for additional disclosure).

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2007 and 2006.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, borrowing arrangements with the FHLB, payments from maturities from short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2007 and December 31, 2006 were approximately $111,844,000 and $7,548,000 and $114,582,000 and $5,701,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2007, consolidated liquid assets totaled $45.7 million or 8.1% of total assets compared to $68.7 million or 11.4% of total assets on December 31, 2006. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $38,000,000 with correspondent banks. At September 30, 2007, the Company had $38,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At September 30, 2007, American River Bank could have arranged for up to $137,315,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2007, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $31,671,000, leaving $105,644,000 available under these FHLB secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2007 and December 31, 2006, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $119,392,000 and $120,283,000 at September 30, 2007 and December 31, 2006, respectively. As a percentage of net loans and leases these off-balance sheet items represent 31.0% and 31.4%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of September 30, 2007 and December 31, 2006
----------------------------------------------------------------------------------------------------------
    (In thousands)                                           $ Change in NII          $ Change in NII
                                                               from Current             from Current
                                                             12 Month Horizon         12 Month Horizon
                                                            September 30, 2007        December 31, 2006
                                                           --------------------     --------------------
      Variation from a constant rate scenario
           +200bp                                          $                124     $                389
           - 200bp                                         $               (334)    $             (1,871)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4.  Controls and Procedures.

         The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

         During the quarter ended September 30, 2007, there have been no changes in the Company's internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2007. The repurchases under this plan can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase programs at any time for any reason. The following table lists shares repurchased during the quarter and the maximum amount available to repurchase under the repurchase plan as of the dates noted.

------------------------------------------------------------------------------------------------------------------------------------
      Period                   (a)                  (b)                        (c)                               (d)
                         Total Number of     Average Price Paid    Total Number of Shares (or      Maximum Number (or Approximate
                        Shares (or Units)        Per Share         Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                            Purchased            (or Unit)         Publicly Announced Plans or   That May Yet Be Purchased Under the
                                                                            Programs                      Plans or Programs
------------------------------------------------------------------------------------------------------------------------------------
     Month #1
   July 1 through             25,000                $23.82                   25,000                            98,867
   July 31, 2007
     Month #2
  August 1 through            55,000                $23.07                   55,000                            43,867
  August 31, 2007
     Month #3
September 1 through            None                   N/A                     None                             43,867
September 30, 2007
------------------------------------------------------------------------------------------------------------------------------------
       Total                  80,000                $23.31                   80,000
------------------------------------------------------------------------------------------------------------------------------------

         Subsequent to September 30, 2007, the Board of Directors of the Company announced an additional stock repurchase program whereby the Company can purchase an additional amount of its common stock, up to $2,000,000. This plan expires on December 14, 2007 and is subject to the same terms and conditions noted above. The table above does not list the additional shares that can be repurchased under the new plan as it was not in effect as of September 30, 2007.

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

         (10.3) Lease agreement between American River Bank and Marjorie G. Taylor dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California. **

         (10.4) Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on July 31, 2006.

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

        *(10.16) Salary Continuation Agreement, as amended on June 2, 2006, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.9 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006 and the Salary Continuation Agreement Modification dated January 3, 2007, incorporated by reference from Exhibit 99.6 to the Registrant's Report on Form 8-K, filed with the Commission on January 5, 2007.

        *(10.17) Salary Continuation Agreement, as amended on June 2, 2006, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.7 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006 and the Salary Continuation Agreement Modification dated January 3, 2007, incorporated by reference from Exhibit 99.4 to the Registrant's Report on Form 8-K, filed with the Commission on January 5, 2007.

        *(10.18) Salary Continuation Agreement, as amended on June 2, 2006, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.8 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006, and the Salary Continuation Agreement Modification dated January 3,

                    2007, incorporated by reference from Exhibit 99.5 to the Registrant's Report on Form 8-K, filed with the Commission on January 5, 2007.

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

        *(10.29) American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 17, 2006; and the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 23, 2007.

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


                                       AMERICAN RIVER BANKSHARES

November 6, 2007                       By: /s/ DAVID T. TABER
----------------                           -------------------------------------
                                           David T. Taber
                                           President and
                                           Chief Executive Officer


                                       AMERICAN RIVER BANKSHARES

November 6, 2007                       By: /s/ MITCHELL A. DERENZO
----------------                           -------------------------------------
                                           Mitchell A. Derenzo
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                     Description                              Page
----------------------------------------------------------------------
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