Form 10-K
period 2007-12-31
AMERICAN RIVER BANKSHARES
filed 2008-03-06
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _____________________

Commission File No. 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144

State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

3100 Zinfandel Drive, Rancho Cordova, California	95670

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code  916-851-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $117,645,000.

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 5, 2008, the registrant’s no par value Common Stock totaled 5,540,002 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2008 annual meeting of shareholders.

AMERICAN RIVER BANKSHARES

PART I

Item 1. Business.

Cautionary Statements Regarding Forward-Looking Statements

          Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company’s operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under “Item 1A - Risk Factors” in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

          Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q and 8-K.

Introduction

          American River Bankshares (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 851-0123.

          The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank, and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

          American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates five full service offices and one convenience office in Sacramento and Placer Counties including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices located at 520 Capitol Mall, Suite 100, Sacramento; 9750 Business Park Drive, Sacramento; 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville. The convenience office (limited service office) is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova. American River Bank also operatesthree full service offices in Sonoma County located at 412 Center Street, Healdsburg; 8733 Lakewood Drive, Windsor and 50 Santa Rosa Avenue, Suite 100, Santa Rosa, operated under the name “North Coast Bank, a division of American River Bank.” North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. In 2000, North Coast Bank was acquired by the Company as a separate bank subsidiary. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank.

          On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices as “Bank of Amador, a division of American River Bank” within its primary service area of Amador County, in the cities of Jackson, Pioneer and Ione.

          American River Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment.

          American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994.

          During 2007, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Board of Governors”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

          The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

          At December 31, 2007, the Company had consolidated assets of $574 million, deposits of $456 million and shareholders’ equity of $60 million.

General

          The Company is a community-oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from: (i) interest and fees on loans and leases; (ii) interest on investments (principally government securities); and (iii) interest on Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2007, these sources comprised 84.1%, 15.8%, and 0.1%, respectively, of the Company’s interest income.

          American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

          As of December 31, 2007 and December 31, 2006, American River Bank held $21,500,000 and $16,500,000, respectively, in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $100,000, which are insured by the FDIC.

          American River Bank competes with approximately 41 other banking or savings institutions in Sacramento County and 35 in Placer County. American River Bank’s market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 1.3% in each year (based upon the most recent information made available by the FDIC through June 30, 2007). North Coast Bank, a division of American River Bank, competes with approximately 23 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Sonoma County was approximately ..7% (based upon the most recent information made available by the FDIC through June 30, 2007). Bank of Amador, a division of American River Bank competes with approximately 7 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Amador County was approximately 15.7% (based upon the most recent information made available by the FDIC through June 30, 2007).

Employees

          At December 31, 2007, the Company and its subsidiaries employed 124 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

Supervision and Regulation

General

          The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the SEC.

          American River Bank is licensed by the California Commissioner of Financial Institutions (the “Commissioner”), its deposits are insured by the FDIC up to the applicable legal limits, and it has chosen not to become a member of the Federal Reserve System. Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank’s business and condition, including its capital ratios, allowance for possible loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. American River Bankshares and American River Bank are required to file reports with the Board of Governors, the Commissioner, and the FDIC and provide the additional information that the Board of Governors, the Commissioner, and the FDIC may require.

          American River Bankshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the California law implementing certain provisions of prior federal law.

          The Company, and any subsidiaries which it may acquire or organize, are deemed to be “affiliates” within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by American River Bank to affiliates, and (b) on investments by American River Bank in affiliates’ stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

          In addition, regulations of the Board of Governors under the Federal Reserve Act require that reserves be maintained by American River Bank in conjunction with any liability of the Company under any obligation (promissory note, acknowledgement of advance, banker’s acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to American River Bank for use in its banking business, or to maintain the availability of such funds.

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

          Under the risk-based capital guidelines, assets reported on an institution’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution’s qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders’ equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e., the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a minimum risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

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

          At December 31, 2007, American River Bankshares and American River Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

Prompt Corrective Action

          The Board of Governors and the FDIC have adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDIC Improvement Act of 1991 (“FDICIA”). The regulations establish five capital categories with the following characteristics: (1) “Well capitalized” - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) “Adequately capitalized” - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a “well capitalized” institution; (3) “Undercapitalized” - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) “Significantly undercapitalized” - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) “Critically undercapitalized” - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

          The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three “undercapitalized” categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the “undercapitalized” categories. In addition, institutions which are classified in one of the three “undercapitalized” categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitations upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution’s total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not “well capitalized.” An “undercapitalized” institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution’s normal market areas or in the market areas in which such deposits would otherwise be accepted.

          Any financial institution which is classified as “critically undercapitalized” must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without prior regulatory approval and regulators must prohibit a critically undercapitalized institution from taking certain other actions without prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution’s normal market areas.

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

          The Federal Financial Institution Examination Counsel (“FFIEC”) utilizes the Uniform Financial Institutions Rating System (“UFIRS”) commonly referred to as “CAMELS” to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Effective January 1, 2005, bank holding companies such as the Company, were subject to evaluation and examination under a revised bank holding company rating system. The so-called BOPEC rating system implemented in 1979 was primarily focused on financial condition, consolidated capital and consolidated earnings. The rating system reflects the change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of nondepository subsidiaries upon depository institution subsidiaries.

          The federal financial institution agencies have established bases for analysis and standards for assessing a financial institution’s capital adequacy in conjunction with the risk-based capital guidelines including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

          Community Reinvestment Act (“CRA”) regulations evaluate banks’ lending to low and moderate income individuals and businesses across a four-point scale from “outstanding” to “substantial noncompliance,” and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in “substantial noncompliance” with the CRA regulations may be subject to enforcement proceedings. In its most recent exam for CRA compliance, American River Bank has a rating of “satisfactory.”

Limitations on Dividends

          The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding cash dividends.

Competition

Competitive Data

          American River Bank. At June 30, 2007, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 190 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 6 Sacramento area offices, 64 offices in the cities of Healdsburg, Santa Rosa and Windsor, California, where American River Bank has its 3 Sonoma County offices, and 4 offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its 3 Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

          Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2007, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $9,932,000 on an unsecured basis and $16,554,000 on a fully secured basis based on capital and allowable reserves of $66,214,000.

          American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

          Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2007, there were 232 operating commercial and savings bank offices in Sacramento County with total deposits of $18,295,666,000. This was a decrease of $455,513,000 over the June 30, 2006 balances. American River Bank held a total of $240,855,000 in deposits, representing approximately 1.3% of total commercial and savings banks deposits in Sacramento County as of June 30, 2007.

          Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2007, there were 117 operating commercial and savings bank offices in Placer County with total deposits of $5,719,602,000. This was an increase of $357,972,000 over the June 30, 2006 balances. American River Bank held a total of $72,726,000 in deposits, representing approximately 1.3% of total commercial and savings banks deposits in Placer County as of June 30, 2007.

          Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2007, there were 131 operating commercial and savings bank offices in Sonoma County with total deposits of $9,461,232,000. This was an increase of $442,037,000 over the June 30, 2006 balances. American River Bank held a total of $68,870,000 in deposits, representing approximately 0.7% of total commercial and savings banks deposits in Sonoma County as of June 30, 2007.

          Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2007, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $636,995,000. This was an increase of $6,468,000 over the June 30, 2006 balances. American River Bank held a total of $99,677,000 in deposits, representing approximately 15.7% of total commercial and savings banks deposits in Amador County as of June 30, 2007.

          In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank’s risk. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which had the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund (“DIF”). The FDIC released final regulations under the Reform Act on November 2, 2006 that established a revised risk-based deposit insurance assessment rate system for members of the DIF to insure, among other matters, that there will be sufficient assessment income for repayment of DIF obligations and to further refine the differentiation of risk profiles among institutions as a basis for assessments. Under the new assessment rate system, the FDIC set the assessment rates that became effective January 1, 2007 for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio (“DRR”) for the DIF during 2007 of 1.25% of insured deposits.

          The new assessment rate system consolidates the nine categories of the prior assessment system into four categories (Risk Categories I, II, III and IV) and three Supervisory Groups (A, B and C) based upon institution’s capital levels and supervisory ratings. Risk Category I includes all well capitalized institutions with the highest supervisory ratings. Risk Category II includes adequately capitalized institutions that are assigned to Supervisory Groups A and B. Risk Category III includes all undercapitalized institutions that are assigned to Supervisory Groups A and B and institutions assigned to Supervisory Group C that are not undercapitalized but have a low supervisory rating. Risk Category IV includes all undercapitalized institutions that are assigned to Supervisory Group C.

          Based upon the current risk-based assessment rate schedule, American River Bank’s current capital ratios and levels of deposits, American River Bank does not anticipate a significant increase in operating expenses due to the assessment rate applicable to it during 2008 compared to 2007.

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

          Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by a bank to obtain their deposits and other borrowings and the interest rate received by a bank on loans extended to customers and on securities held in a bank’s portfolio comprise the major portion of a bank’s revenues.

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

          In 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. The GLB Act eliminates most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repealed Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as “financial holding companies” can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a “financial holding company” or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the GLB Act.

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

          In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the GLB Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are “well capitalized” and “well managed” and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities “closely related to banking” which have to date defined the permissible activities of bank holding companies under the Bank Holding Company Act.

          One further effect of the GLB Act is to require that federal financial institution and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers’ non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have the opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

          Neither American River Bankshares or American River Bank have determined whether or when they may seek to acquire and exercise powers or activities under the GLB Act, and the extent to which competition will change among financial institutions affected by the GLB Act has not yet become clear.

          On October 26, 2001, President Bush signed the USA Patriot Act (the “Patriot Act”), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001” includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

          Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as American River Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as “shell banks”), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

          Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the “USA Patriot Improvement and Reauthorization Act of 2005” and the “USA Patriot Act Additional Reauthorizing Amendments Act of 2006,” which reauthorized all expiring provisions of the Patriot Act by making permanent 14 of the 16 provisions and imposed a four-year expiration date on December 31, 2009 on the other two provisions related to “roving surveillance” and production of business records.

          The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company’s results of operations.

          On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the SEC pursuant to the Act include the following:

•	Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

•	Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

•

Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.

•	Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

•	Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.

•

Disclosure of whether a company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.

•	Disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.”

•	A prohibition on insider trading during pension plan black-out periods.

•	Disclosure of off-balance sheet transactions.

•	A prohibition on personal loans to directors and officers.

•	Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.

•

Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report “up the ladder” to the audit committee, another board committee or the entire board of directors certain material violations.

•

Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.

•

Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as “accelerated filers” to a phased-in reduction of the filing deadline for Form 10-K reports and Form 10-Q reports.

•

Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.

•

Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

          The Company’s securities are listed on the Nasdaq Global Select Market. Consequently, in addition to the rules promulgated by the SEC pursuant to the Act, the Company must also comply with the listing standards applicable to Nasdaq listed companies. The Nasdaq listing standards applicable to the Company include standards related to (i) director independence, (ii) executive session meetings of the board, (iii) requirements for audit, nominating and compensation committee charters, membership qualifications and procedures, (iv) shareholder approval of equity compensation arrangements, and (v) code of conduct requirements that comply with the code of ethics under the Act.

          The effect of the Act upon the Company is uncertain; however, the Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the SEC, Nasdaq and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

          Effective January 1, 2003, the California Corporate Disclosure Act (the “CCD Act”) required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires the Company to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

•

The name of the a company’s independent auditor and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;

•

The annual compensation paid to each director and the five most highly compensated non-director executive officers (including the CEO) during the most recent fiscal year, including all plan and non-plan compensation for all services rendered to a company as specified in Item 402 of Regulation S-K such as grants, awards or issuance of stock, stock options and similar equity-based compensation;

•	A description of any loans made to a director at a “preferential” loan rate during the company’s two most recent fiscal years, including the amount and terms of the loans;

•	Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;

•	Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and

•

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

          The Check Clearing for the 21st Century Act (commonly referred to as “Check 21”) was signed into law in 2003 and became effective on October 28, 2004. The law facilitates check truncation by creating a new negotiable instrument called a “substitute check” which permits banks to truncate original checks, to process check information electronically and to deliver “substitute checks” to banks that want to continue receiving paper checks. Check 21 is intended to reduce the dependence of the check payment system on physical transportation networks (which can be disrupted by terrorist attacks of the type which occurred on September 11, 2001) and to streamline the collection and return process. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by the Act to create “substitute checks.” The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results of its operations or its cash flows.

          The Board of Governors, the FDIC, the other federal financial institution regulatory agencies, and the Federal Trade Commission issued a joint press release on October 31, 2007 and final rules and guidelines effective January 1, 2008, subject to mandatory compliance as of November 1, 2008, implementing sections 114 and 315 of the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program. The program must include reasonable policies and procedures for detecting, preventing, and mitigating identity theft in connection with certain new and existing covered accounts. Covered accounts are defined as (i) an account primarily for personal, family, or household purposes (i.e., consumer accounts), or (ii) any other account for which there is a reasonably foreseeable risk to customers or the safety and soundness of the financial institution or creditor from identity theft. The program must be appropriate to the size and complexity of the financial institution or creditor and the nature and scope of its activities and should be designed to:

•	identify relevant patterns, practices, and specific forms of activity that are “red flags” of possible identity theft and incorporate those red flags into the program;

•	detect the occurrence of red flags incorporated into the program;

•	respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and

•	ensure that the program is updated periodically to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

          The regulations include guidelines that each financial institution must consider and, to the extent appropriate, include in its program and steps that must be taken to administer the program including (i) obtaining approval of the program by the board of directors or a committee of the board, (ii) ensuring oversight of the development, implementation and administration of the program, (iii) training staff, and (iv) overseeing service provider arrangements. The guidelines contemplate that existing fraud prevention procedures may be incorporated into the program.

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

Item 1A. Risk Factors.

          The Company and its subsidiary, American River Bank, conduct business in an environment that includes certain risks described below which could have a material adverse effect on the Company’s business, results of operations, financial condition, future prospects and stock price. You are also referred to the matters described under the heading “Cautionary Statements Regarding Forward-Looking Statements,” in Part I, Item 1 and Part II, Item 7 of this report on Form 10-K for additional information regarding factors that may affect the Company’s business.

•	American River Bankshares’ business is subject to interest rate risk, and variations in interest rates may negatively affect its financial performance.

          Changes in the interest rate environment may reduce the Company’s net interest income. It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize the Company’s interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume and overall profitability.

•	Governmental monetary policies affect American River Bankshares’ business and are beyond the control of the Company.

          The business of banking is affected significantly by the fiscal and monetary policies of the federal government and its agencies. Such policies are beyond the control of the Company. The Company is particularly affected by the policies established by the Board of Governors in relation to the supply of money and credit in the United States. The instruments of monetary policy available to the Board of Governors can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material effect on the Company’s business, results of operations and financial condition.

•

American River Bankshares’ subsidiary, American River Bank, faces strong competition from banks, financial service companies and other companies that offer banking services, which can hurt American River Bankshares’ business.

          Increased competition in the market of the Company’s subsidiary, American River Bank, may result in reduced loans and deposits. Ultimately, it may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that are offered by American River Bank in its service area. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, American River Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If American River Bank is unable to attract and retain banking customers, it may be unable to continue its loan growth and level of deposits, which may adversely affect its and the Company’s results of operations, financial condition and future prospects.

•	Worsening economic conditions in Northern California could adversely affect American River Bankshares’ business.

          The Company’s subsidiary, American River Bank, conducts banking operations principally in Northern California. As a result, the Company’s financial condition, results of operations and cash flows are subject to changes in the economic conditions in Northern California. The Company’s business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California, and adverse economic conditions could have adverse effects upon the Company. The State of California is currently experiencing significant budgetary and fiscal difficulties. The Company can provide no assurance that conditions in the California economy will not deteriorate or that such deterioration will not adversely affect the Company. A deterioration in economic conditions locally, regionally or nationally, including the economic impact of terrorist activities within and outside California could result in an economic downturn in Northern California and trigger the following consequences, any of which could adversely affect the Company’s business:

•	loan delinquencies and defaults may increase;

•	problem assets and foreclosures may increase;

•	demand for the Company’s products and services may decline;

•	low cost or non-interest bearing deposits may decrease; and

•	collateral for loans may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans.

•	American River Bankshares has a concentration risk in real estate related loans.

          At December 31, 2007, approximately 68.0% of the Company’s loan and lease portfolio consisted of real estate related loans. Substantially all of the Company’s real property collateral is located in its operating markets in Northern California. A substantial decline in real estate values in the Company’s primary market areas could occur as a result of worsening economic conditions, or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on the Company by limiting repayment of defaulted loans through sale of the real estate collateral and by likely increasing the number of defaulted loans to the extent that the financial condition of its borrowers is adversely affected by such a decline in values. At December 31, 2007, residential construction loans, including land acquisition and development, totaled $48.8 million or 12.2% of the Company’s total loan portfolio. This was comprised of 38.0% owner-occupied and 62.0% speculative construction and land loans. Construction, land acquisition and development lending involve additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan, a well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The adverse effects of the foregoing matters upon the Company’s real estate portfolio could necessitate a material increase in the provision for loan and lease losses which could adversely affect the Company’s results of operations, financial condition, and future prospects.

•	American River Bankshares is subject to extensive regulation, which could adversely affect its business.

          The Company’s operations are subject to extensive regulation by state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of its business. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or otherwise adversely affect the Company’s results of operations, financial condition, or future prospects.

•	American River Bank’s allowance for loan and lease losses may not be adequate to cover actual losses.

          Like all financial institutions, American River Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance, but its allowance for loan and lease losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect American River Bank’s and therefore the Company’s operating results. American River Bank’s allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in the local and California real estate market and interest rates that may be beyond American River Bank’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review American River Bank’s loans and leases and allowance for loan and lease losses. Although we believe that American River Bank’s allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan and lease losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings.

•	American River Bankshares’ and American River Bank’s operations are dependent upon key personnel.

          The future prospects of the Company will be highly dependent on its directors, executive officers and other key personnel. The success of the Company will, to some extent, depend on the continued service of its directors and continued employment of the executive officers, in addition to the Company’s ability to attract and retain experienced banking professionals to serve the Company and the Bank in other key positions. The unexpected loss of the services of any of these individuals could have a detrimental effect on the Company and American River Bank.

•	Technology implementation problems or computer system failures could adversely affect American River Bankshares and American River Bank.

          The Company’s future prospects will be highly dependent on the ability of American River Bank to implement changes in technology that affect the delivery of banking services such as the increased demand for computer access to bank accounts and the availability to perform banking transactions electronically. The Bank’s ability to compete will depend upon it ability to continue to adapt technology on a timely and cost-effective basis to meet such demands. In addition, the business and operations of the Company and the Bank will be susceptible to adverse effects from computer failures, communication and energy disruption, and the activities of unethical individuals with the technological ability to cause disruptions or failures of the Bank’s data processing system.

•	Information security breach or other technology difficulties could adversely affect American River Bankshares and American River Bank.

          The Company and the Bank cannot be certain that implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security. The Bank will rely on the services of various vendors who provide data processing and communication services to the banking industry. Nonetheless, if information security is compromised or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company and Bank could be exposed to claims from its customers as a result. The occurrence of any of these events could adversely affect the Company’s results of operations, financial condition, prospects, and stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

          The Company and American River Bank lease eleven and own two of their respective premises. The Company’s headquarters is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California. The office space is located in a six-story office building. The location also houses a convenience office of American River Bank that performs limited branch related transactions and business development. The lease term is ninety-one (91) months and expires on May 6, 2013. The premises consist of 7,378 square feet on the fourth floor of the building. The space is leased from PGOCC, LLC.

          American River Bank’s main office is located at 1545 River Park Drive, Suite 107, Sacramento, California, in a modern, five-story building which has offstreet parking for its clients. American River Bank leases premises in the building from EOP-Point West, LLC. The lease term is ten (10) years and expires on March 31, 2010. The premises consist of 9,498 square feet on the ground floor.

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

          American River Bank leases premises at 3330 Cameron Park Drive, Cameron Park, California for the purpose of a loan production office. The premises are leased from Sierra Investment Group. The lease term is one (1) year and expires on March 31, 2008. The premises consist of 720 square feet on the ground floor.

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

          Bank of Amador, a division of American River Bank, leases land at 26395 Buckhorn Ridge Road, Pioneer, California. The premises are leased from Joseph T. Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust. The lease term is ten (10) years and expires on October 31, 2017. The premises consist of 1,757 square feet of office space on the ground floor, an attached garage consisting of approximately 400 square feet and 1,223 feet of office space on the second floor.

          Bank of Amador, a division of American River Bank, owns premises at 66 Main Street, Ione, California. The premises were purchased April 1, 1995. The purchase price for the land and building was $167,500. The building consists of 2,576 square feet. The land consists of 9,700 square feet.

          Bank of Amador, a division of American River Bank, leases the parking lot at 276 North Main Street, Jackson, California. The parking lot is leased from Wilhelmina Petkovich. The lease term is on a month-to-month basis.

          The leases on the premises located at 1545 River Park Drive, 9750 Business Park Drive, 50 Santa Rosa Avenue, 26395 Buckhorn Ridge Road, and 3100 Zinfandel Drive, contain options to extend for five years.

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

          From time to time, the Company and/or its subsidiaries is a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management is not aware of any material pending legal proceedings to which either it or its subsidiaries may be a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries, taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders.

          There were no matters submitted to a vote of the shareholders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

          The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The following table shows the high and the low prices for the common stock, for each quarter during 2007 and 2006, as reported by Nasdaq. The prices have been adjusted to reflect 5% stock dividends declared in 2007 and in 2006.

2007	High	Low

First quarter	$25.23	$22.40
Second quarter	23.33	22.25
Third quarter	22.76	20.53
Fourth quarter	21.43	15.80

2006	High	Low

First quarter	$26.30	$19.28
Second quarter	26.30	23.36
Third quarter	24.67	21.95
Fourth quarter	24.26	21.91

               The closing price for the Company’s common stock on March 4, 2008 was $17.35.

Holders

          As of February 29, 2008, there were approximately 2,688 shareholders of record of the Company’s common stock.

Dividends

          The Company has paid quarterly cash dividends on its common stock since the first quarter of 2004; prior to that, the Company paid cash dividends twice a year since 1992. It is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. In 2007 and 2006, the Company declared cash dividends in the amount of $.58 and $.55, respectively, per common share. The amounts have been adjusted to reflect 5% stock dividends declared in 2007 and in 2006. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

          The California General Corporation Law (the “Corporation Law”) provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (1) the corporation’s assets equal at least 1-1/4 times its liabilities; and (2) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1-1/4 times its current liabilities.

          The Board of Governors generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Board of Governors’ policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

          The payment of cash dividends by American River Bank is subject to restrictions set forth in the California Financial Code (the “Financial Code”). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank’s retained earnings; or (b) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution.

          The FDIC may also restrict the payment of dividends by a subsidiary bank if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to the FDIC Improvement Act of 1991.

          As of December 31, 2007, American River Bank had $1,941,000 in retained earnings available for dividend payments to the Company, which in turn could be paid out to shareholders of the Company.

Stock Repurchases

          On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company’s outstanding shares of common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). On October 17, 2007, the Board of Directors of the Company expanded the stock repurchase program for calendar year 2007 by an additional $2,000,000. The shares reported in the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2007. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter ended December 31, 2007 and the maximum amount available to repurchase under the repurchase plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
October 1 through October 31, 2007	30,000	$22.25	30,000	27,179 shares plus $2,000,000
Month #2
November 1 through November 30, 2007	118,000	$21.75	118,000	Zero shares-plan/ program complete
Month #3
December 1 through December 31, 2007	—	$—	—	N/A

Total	148,000	$21.85	148,000

          The Company repurchased 406,350 shares in 2007, 285,152 shares in 2006, 88,558 shares in 2005, 11,304 shares in 2004, 1,824 shares in 2003 and 79,759 shares in 2002. Share amounts have been adjusted for stock dividends and/or splits. On January 16, 2008, the Board of Directors of the Company established a new stock repurchase program, increasing the annual buyback percentage from 5.0% to 6.5%.

Item 6. Selected Financial Data.

FINANCIAL SUMMARY-The following table presents certain consolidated financial information concerning the business of the Company and its subsidiaries. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management’s Discussion and Analysis included in this report. All per share data has been retroactively restated to reflect stock dividends and stock splits. In December 2004, the Company completed a merger with Bank of Amador. The merger transaction was accounted for using the purchase method of accounting and accordingly the results of their operations are included in the table below.

As of and for the Years Ended December 31,
(In thousands, except per share amounts and ratios)

	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA:

Net interest income	$26,402	$27,066	$26,462	$19,418	$16,866
Provision for loan and lease losses	450	320	322	895	946
Other income	2,599	2,443	2,329	2,395	2,253
Other expenses	14,833	14,388	13,493	11,713	10,372
Income before income taxes	13,718	14,801	14,976	9,205	7,801
Income taxes	5,240	5,739	5,792	3,378	3,060
Net income	$8,478	$9,062	$9,184	$5,827	$4,741
Earnings per share – basic	$1.47	$1.49	$1.48	$1.12	$0.98
Earnings per share – diluted	1.46	1.46	1.45	1.07	0.90
Cash dividends per share	0.58	0.55	0.49	0.38	0.24

Book value per share	10.73	10.50	10.15	9.59	7.19
Tangible book value per share	7.60	7.50	7.24	6.61	7.18

BALANCE SHEET DATA:

Balance sheet totals-end of period:
Assets	$573,685	$604,003	$612,763	$586,666	$397,393
Loans and leases, net	394,975	382,993	365,571	352,467	262,464
Deposits	455,645	493,875	500,706	475,387	322,507
Shareholders’ equity	59,973	62,371	62,746	58,990	35,457
Average balance sheet amounts:
Assets	$575,225	$603,040	$596,670	$439,012	$363,175
Loans and leases	390,488	381,465	360,319	277,647	248,342
Earning assets	524,365	544,794	537,031	400,265	333,800
Deposits	479,344	488,026	494,905	357,420	279,883
Shareholders’ equity	60,533	62,570	60,641	39,163	33,461

SELECTED RATIOS:

For the year:
Return on average equity	14.01%	14.48%	15.14%	14.88%	14.17%
Return on average assets	1.47%	1.50%	1.54%	1.33%	1.31%
Efficiency ratio *	49.49%	47.11%	45.16%	53.12%	53.73%
Net interest margin *	5.10%	5.03%	4.98%	4.90%	5.10%
Net chargeoffs to average loans & leases	0.11%	0.03%	0.04%	0.08%	0.08%
At December 31:
Average equity to average assets	10.52%	10.38%	10.16%	8.92%	9.21%
Leverage capital ratio	7.72%	7.81%	7.66%	8.35%	8.96%
Allowance for loan and leases losses to
total loans and leases	1.47%	1.51%	1.53%	1.54%	1.48%

*     fully taxable equivalent

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following is American River Bankshares management’s discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2007, 2006, and 2005.

Cautionary Statements Regarding Forward-Looking Statements

          Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company’s operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under “Item 1A - Risk Factors” in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

          Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q and 8-K.

Critical Accounting Policies

General

          The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss data, peer group experience and the economic environment as factors, among others, in determining the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan and Lease Losses

          The allowance for loan and lease losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when it is probable that a loss 23 has occurred at the balance sheet date and such loss can be reasonably estimated; and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

          The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk, loss events, or changes in other factors, occur. The analysis of the allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. If the allowance for loan and lease losses falls below that deemed adequate (by reason of loan and lease growth, actual losses, the effect of changes in risk ratings, or some combination of these factors), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short term. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses Activity” discussion later in this Item 7.

Stock-Based Compensation

          Prior to January 1, 2006 the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the Company’s 2000 Stock Option Plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense was recognized in the financial statements unless the options were modified after the grant date.

          Effective January 1, 2006, the company adopted Financial Accounting Standards Board (the “FASB”) Statement Number 123 (revised 2004) (“FAS 123 (R)”), “Share-Based Payments” on a modified prospective basis. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net income for the year ended December 31, 2007, was $301,000 and $251,000 lower, respectively, and for the year ended December 31, 2006 was $221,000 and $184,000, respectively than if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share and basic earnings per share for the year ended December 31, 2007 would have increased $0.05 and $0.04, respectively, and for the year ended December 31, 2006 would have increased $0.04 and $0.03, respectively, had the Company continued to account for share-based compensation under APB Opinion No. 25.

          The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and the risk-free interest rate.

Goodwill

          Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company performed an evaluation of the goodwill, recorded as a result of the Bank of Amador acquisition, during the fourth quarter of 2007 and determined that there was no impairment. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

Income Taxes

          The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

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

          The provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) have been applied to all tax positions of the Company as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in a tax return. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The election has been made to record interest expense related to tax exposures in tax expense, if applicable, and the exposure for penalties related to tax exposures in tax expense, if applicable.

Overview

          The Company recorded its 96th consecutive profitable quarter for the quarter ended December 31, 2007. Net income in 2007 decreased 6.4% to $8,478,000 versus $9,062,000 in 2006. Diluted earnings per share for 2007 and 2006 were identical--$1.46. For 2007, the Company realized a return on average equity of 14.01% and a return on average assets of 1.47%, as compared to 14.48% and 1.50% for 2006.

          Net income for 2006 was $122,000 (1.3%) lower than the $9,184,000 recorded in 2005. Diluted earnings per share in 2005 were $1.45, return on average assets was 1.54% and return on average equity was 15.14%. Table One below provides a summary of the components of net income for the years indicated:

Table One: Components of Net Income

For the twelve months ended:	2007	2006	2005
(dollars in thousands)

Net interest income*	$26,749	$27,396	$26,767
Provision for loan and lease losses	(450)	(320)	(322)
Noninterest income	2,599	2,443	2,329
Noninterest expense	(14,833)	(14,388)	(13,493)
Provision for income taxes	(5,240)	(5,739)	(5,792)
Tax equivalent adjustment	(347)	(330)	(305)

Net income	$8,478	$9,062	$9,184

Average total assets	$575,225	$603,040	$596,670
Net income as a percentage of average total assets	1.47%	1.50%	1.54%

*	Fully taxable equivalent basis (FTE)

          All share and per share data for 2007, 2006 and 2005 have been adjusted for 5% stock dividends distributed on December 20, 2007, December 22, 2006, and December 23, 2005.

          During 2007, total assets of the Company decreased $30,318,000 (5.0%) to a total of $573,685,000 at year-end. At December 31, 2007, net loans totaled $394,975,000, up $11,982,000 (3.1%) from the ending balances on December 31, 2006. Deposits decreased 7.7% during 2007 resulting in ending deposit balances of $455,645,000. The Company ended 2007 with a Tier 1 capital ratio of 9.5% and a total risk-based capital ratio of 10.7%.

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

          The Company’s fully taxable equivalent net interest margin was 5.10% in 2007 and 5.03% in 2006. The fully taxable equivalent net interest income was down $647,000 (2.4%) in 2007 compared to 2006.

          The fully taxable equivalent interest income component decreased from $38,284,000 in 2006 to $37,825,000 in 2007, representing a 1.2% decrease. The decrease in the fully taxable equivalent interest income for 2007 compared to the same period in 2006 is broken down by rate (up $67,000) and volume (down $526,000). The rate increase can be attributed to an increase in the yield on the investment portfolio from 4.41% in 2006 to 4.72% in 2007. The increase in yield results from matured short-term securities with lower yields being redirected to reduce borrowings and fund the growth in loans and leaving the investment portfolio with longer maturity higher yielding investments, thus an overall higher average yield on the existing portfolio. The volume decrease was the result of a 3.7% decrease in average earning assets. The Company has made a decision to use the proceeds from principal reductions and maturing investment securities to reduce the level of outstanding borrowings and provide funding for loan growth. This strategy has reduced the average balances on investment securities by 18.3% from $162,970,000 during 2006 to $133,187,000 during 2007. Average balances of other borrowings were down $17,010,000 (36.4%) and average loan balances were up $9,023,000 (2.4%) during the same time period. The increase in average loans is the result of concentrated focus on business lending.

          The fully taxable equivalent interest income component increased from $33,518,000 in 2005 to $38,284,000 in 2006, representing a 14.2% increase. The increase in the fully taxable equivalent interest income for 2006 compared to the same period in 2005 is broken down by rate (up $3,681,000) and volume (up $1,085,000). The rate increase can be attributed to increases implemented by the Company during 2004 and 2005 and continuing through the end of 2006 in response to the Federal Reserve Board (the “FRB”) increases in the Federal funds and discount rates. Increases by the FRB have resulted in seventeen 25 basis point increases from June 2004 through December 31, 2006. The overall increasing interest rate environment during that time frame resulted in a 79 basis point increase in the yield on average earning assets from 6.24% for 2005 to 7.03% for 2006. The volume increase was the result of a 1.5% increase in average earning assets and a shift in balances from lower earning investment balance to higher earning loan balances. Average loan balances were up $21,146,000 (5.9%) in 2006 over the balances in 2005, while average investment securities balances were down $10,066,000 (6.0%). The increase in average loans is the result of concentrated focus on business lending, the demand for commercial real estate and the effects of a favorable local market during this time frame.

          Interest expense increased $188,000 (1.7%) in 2007 compared to 2006. The increase in rates paid on interest bearing liabilities resulted in an increase of $1,097,000 in interest expense. The rates paid on interest bearing liabilities increased 16 basis points on a year-over-year basis and was a result of the higher overall interest rate environment. A drop in average balances reduced much of this increase due to higher rates. The average balances on interest bearing liabilities were $14,447,000 (3.8%) lower in 2007 versus 2006. The lower balances accounted for a $909,000 decrease in interest expense. In 2007, average interest bearing deposits were up $2,563,000 (0.8%) but other borrowings were down $17,010,000 (36.4%) creating the overall drop in interest bearing balances. In 2007, the Company focused on reducing the higher cost borrowings; the decrease in other borrowings accounting for $806,000 in reduced interest costs from volume compared to 2006. The Company also focused on bringing in additional checking, money market, and savings accounts, and reducing higher priced time deposits and as a result, the average balances on interest checking, money market and savings accounts were up $8,033,000 (4.0%) adding $119,000 to interest expense attributable to the increased volume, while the average time deposit balances were down $5,470,000 (4.2%) reducing the expense by $222,000.

          Interest expense increased $4,137,000 (61.3%) in 2006 compared to 2005. The increase in rates paid on interest bearing liabilities resulted in an increase of $3,561,000 in interest expense. The rates paid on interest bearing liabilities increased 107 basis points on a year-over-year basis and was a result of the higher overall interest rate environment as well as an increase in higher cost other borrowings. The increase in other borrowings is primarily the result of a decline in deposit balances—both interest bearing and noninterest bearing. The decline in deposit balances is primarily related to an increase in the number of financial institutions in the Sacramento market. In addition, the Company has seen a decline in the deposit balances in a number of its business accounts as a result of these businesses paying down debt and/or investing in real estate or business inventory. Although these balances declined the customer relationships were maintained and the decreasing deposit balances were replaced with funds from other borrowing sources. The average balances on interest bearing liabilities were $5,226,000 (1.4%) higher in 2006 versus 2005. The higher balances accounted for a $576,000 increase in interest expense. In 2006, average deposits were down $6,879,000 (1.4%) and other borrowings were up $11,687,000 (33.4%)

          Table Two, Analysis of Net Interest Margin on Earning Assets, and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Company’s interest income and expenses. Table Two provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume), computed on a daily average basis, and changes in average interest rates.

Table Two: Analysis of Net Interest Margin on Earning Assets

Year Ended December 31,	2007			2006			2005

(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield

Assets:
Earning assets
Loans and leases (1)	$390,488	$31,508	8.07%	$381,465	$31,082	8.15%	$360,319	$26,536	7.36%
Taxable investment securities	100,086	4,544	4.54%	129,608	5,545	4.28%	141,855	5,436	3.83%
Tax-exempt investment securities (2)	27,745	1,436	5.18%	27,886	1,355	4.86%	25,705	1,228	4.78%
Corporate stock	407	32	7.86%	559	42	7.51%	559	40	7.16%
Federal funds sold	690	34	4.93%	359	19	5.29%	2,826	90	3.18%
Interest bearing balances in other banks	4,949	271	5.48%	4,917	241	4.90%	5,767	188	3.26%

Total earning assets	524,365	37,825	7.21%	544,794	38,284	7.03%	537,031	33,518	6.24%

Cash & due from banks	17,263			28,401			29,566
Other assets	39,529			35,708			35,760
Allowance for loan & lease losses	(5,932)			(5,863)			(5,687)

	$575,225			$603,040			$596,670

Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
NOW & MMDA	$173,382	3,781	2.18%	$168,128	3,204	1.91%	$185,634	2,247	1.21%
Savings	37,690	546	1.45%	34,911	242	0.69%	39,102	150	0.38%
Time deposits	123,485	5,233	4.24%	128,955	5,231	4.06%	113,719	3,249	2.86%
Other borrowings	29,680	1,516	5.11%	46,690	2,211	4.74%	35,003	1,105	3.16%

Total interest bearing liabilities	364,237	11,076	3.04%	378,684	10,888	2.88%	373,458	6,751	1.81%

Demand deposits	144,787			156,032			156,450
Other liabilities	5,668			5,754			6,121

Total liabilities	514,692			540,470			536,029
Shareholders’ equity	60,533			62,570			60,641

	$575,225			$603,040			$596,670

Net interest income & Margin (3)		$26,749	5.10%		$27,396	5.03%		$26,767	4.98%

(1)	Loan and lease interest includes loan and lease fees of $529,000, $873,000 and $1,091,000 in 2007, 2006 and 2005, respectively.

(2)

Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34.5% in 2007 and 2006 and 34.0% in 2005.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Year ended December 31, 2007 over 2006 (dollars in thousands) Increase (decrease) due to change in:

	Volume	Rate (4)	Net Change

Interest-earning assets:
Net loans and leases (1)(2)	$735	$(309)	$426
Taxable investment securities	(1,263)	262	(1,001)
Tax-exempt investment securities (3)	(7)	88	81
Corporate stock	(11)	1	(10)
Federal funds sold & other	18	(3)	15
Interest bearing balances in other banks	2	28	30

Total	(526)	67	(459)

Interest-bearing liabilities:
Demand deposits	100	477	577
Savings deposits	19	285	304
Time deposits	(222)	224	2
Other borrowings	(806)	111	(695)

Total	(909)	1,097	188

Interest differential	$383	$(1,030)	$(647)

Year Ended December 31, 2006 over 2005 (in thousands)
Increase (decrease) due to change in:

	Volume	Rate (4)	Net Change

Interest-earning assets:
Net loans and leases (1)(2)	$1,557	$2,989	$4,546
Taxable investment securities	(469)	578	109
Tax-exempt investment securities (3)	104	23	127
Corporate stock	—	2	2
Federal funds sold & other	(79)	8	(71)
Interest bearing balances in other banks	(28)	81	53

Total	1,085	3,681	4,766

Interest-bearing liabilities:
Demand deposits	(212)	1,169	957
Savings deposits	(16)	108	92
Time deposits	435	1,547	1,982
Other borrowings	369	737	1,106

Total	576	3,561	4,137

Interest differential	$509	$120	$629

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans and leases.

(2)	Loan and lease fees of $529,000, $873,000 and $1,091,000 for the years ended December 31, 2007, 2006 and 2005, respectively, have been included in the interest income computation.

(3)

Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34.5% in 2007 and 2006 and 34.0% in 2005.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

          The Company provided $450,000 for loan and lease losses in 2007 as compared to $320,000 for 2006. Net loan charge-offs for 2007 were $441,000 as compared to $125,000 in 2006. In 2007, net loan charge-offs as a percentage of average loans outstanding were. 11% compared to .03% in 2006. In 2005, the Company provided $322,000 for loan and lease losses and net charge-offs were $139,000. For further information please see “Allowance for Loan and Lease Losses Activity.”

Service Charges and Fees and Other Income

          Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Year Ended December 31,

	2007	2006	2005

Service charges on deposit accounts	$743	$783	$672
Merchant fee income	544	549	509
Bank owned life insurance	405	256	179
Income from residential lending division	401	192	283
Accounts receivable servicing fees	244	372	356
Gain on sale of securities	11	1	48
Other	251	290	282

	$2,599	$2,443	$2,329

          Noninterest income was up $156,000 (6.4%) to $2,599,000 in 2007 from the 2006 level. The increase in noninterest income can be attributed to increases in bank owned life insurance (up $149,000 or 58.2%) and residential lending fee income (up $209,000 or 108.9%). The Company experienced a decrease in accounts receivable servicing fees (down $128,000 or 34.4%). The increase in income from bank owned life insurance was the result of the Company purchasing additional policies near the end of the fourth quarter of 2006. The increase in fees from residential lending relates to the Company’s decision to expand is Residential Lending Division by adding four (4) mortgage specialists. These increases were offset by a reduction of fees from accounts receivable servicing which resulted from lower overall volume.

          Noninterest income was up $114,000 (4.9%) to $2,443,000 in 2006 from the 2005 level. The increase in noninterest income can be attributed to increases in fees from service charges (up $111,000 or 16.5%), increases in fees from merchant income (up $40,000 or 7.9%), and an increase in bank owned life insurance. The Company experienced a decrease in residential lending fee income (down $91,000 or 32.2%). The increase in service charges resulted from a restructuring of the deposit service fee tables. The increase in income from bank owned life insurance is related to the overall increase in interest rates. The income from these instruments is interest rate driven, thus increases in interest rates will result in higher income. The decrease in income from residential lending is also reflective of the increase in rates—as interest rates increase the number of refinances decreases.

Salaries and Benefits

          Salaries and benefits, which include commissions, were $8,396,000 (up $580,000 or 7.4%) for 2007 as compared to $7,816,000 in 2006. The salary and benefit expense related to the expanded Residential Lending Division added $259,000 (or 44.7% of the increase). Payroll taxes (up $34,000), stock option expense (up $57,000) group health insurance (up $106,000), and retirement costs (up $43,000) also added to the increased expense. At the end of 2007, the full-time equivalent staff was 124, down 5 from the 129 at the end of 2006.

          Salaries and benefits were $7,816,000 (up $858,000 or 12.3%) for 2006 as compared to $6,958,000 in 2005. The increase is primarily the result of market-condition salary adjustments, additional administrative staff to address the burden of more stringent compliance and regulatory issues, and the addition of service personnel to help achieve strategic growth in business banking. In addition, the adoption of FAS 123(R) in January of 2006 resulted in an increase in salaries and benefits of $134,000 during 2006. See the Notes to the financial statements for additional information on FAS 123(R). At the end of 2006, the full-time equivalent staff was 129, up 6 from the 123 at the end of 2005.

Occupancy, Furniture and Equipment

          Occupancy expense increased $14,000 (1.0%) during 2007 to $1,398,000, up from $1,384,000 in 2006. The majority of the increase relates to normal rent increases in the Company’s leased facilities. Furniture and equipment expense was $691,000 in 2007 compared to $812,000 in 2006, representing a $121,000 (14.9%) decrease. The decrease in furniture and equipment expense relates to less amortization of technology related equipment. Although still being used, certain equipment has reached its fully depreciated life.

          Occupancy expense increased $155,000 (12.6%) during 2006 to $1,384,000, up from $1,229,000 in 2005. The majority of the increase relates to normal rent increases in the Company’s leased facilities and costs associated with the Company’s new administration headquarters office lease at 3100 Zinfandel Drive, Rancho Cordova CA, which was occupied in October 2005. The new office contributed $126,000 to the increased occupancy expense. Furniture and equipment expense was $812,000 in 2006 compared to $918,000 in 2005, representing a $106,000 (11.5%) decrease. The decrease in furniture and equipment expense relates to less amortization of technology related equipment. Although still being used, certain equipment has reached its fully depreciated life.

Other Expenses

          Table Five below provides a summary of the components of noninterest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,

	2007	2006	2005

Professional fees	$832	$778	$732
Telephone and postage	420	411	439
Directors’ expense	378	311	429
Outsourced item processing	374	495	489
Advertising and promotion	338	357	331
Stationery and supplies	322	335	303
Amortization of intangible assets	308	330	352
Donations	62	88	82
Other operating expenses	1,314	1,271	1,231

	$4,348	$4,376	$4,388

          Other expenses were $4,348,000 (down $28,000 or 0.6%) for 2007 as compared to $4,376,000 for 2006. Professional fees increased $54,000 (6.9%) and directors’ expense increased $67,000 (21.5%). These increases were offset by reductions in outsourced item processing (down $121,000 or 24.4%) and advertising, promotion and donations (down $45,000 or 10.1%). The increase in professional fees relates to higher legal and other professional services to comply with changes in the regulatory environment and to resolve problem loans. Directors’ expense increased due to higher overall fees paid to the Company directors and higher expense related to stock options accounted for under FAS 123 (R). Item processing expense was lower in 2007 as the Company settled a pricing issue with its vendor. The overhead efficiency ratio on a taxable equivalent basis for 2007 was 49.5% as compared to 47.1% in 2006.

          Other expenses were $4,376,000 (down $12,000 or 0.3%) for 2006 as compared to $4,388,000 for 2005. Professional fees increased $46,000 (6.3%) and directors’ expense decreased $150,000 (35.0%). The increase in professional fees relates to the Company’s decision in 2005 to outsource our network administration and some other IT related areas. The decrease in directors’ expense relates to no expense in 2006 from the former Gross-Up Plan (the “Plan”) as it was fully funded in 2005—the Company recorded $148,000 in expense in 2005 related to the Plan. The Plan, which was terminated in August of 2005, compensated for the tax effects of the exercise of nonstatutory stock options. The Plan named certain non-employee directors as participants and applied only to those options granted on August 25, 1995. In addition, the 2005 directors’ expense included $37,000 more in payment to retired directors that in 2006. The 2006 directors’ expense also included $87,000 in stock option expense related to FAS 123 (R), which was adopted by the Company on January 1, 2006. The overhead efficiency ratio on a taxable equivalent basis for 2006 was 47.1% as compared to 45.2% in 2005.

Provision for Taxes

          The effective tax rate on income was 38.2%, 38.8% and 38.7% in 2007, 2006 and 2005, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense (net of federal tax effect) of $919,000, $1,006,000 and $1,033,000 in these years. Tax-exempt income of $1,006,000, $955,000 and $896,000 from investment securities in these years helped to reduce the effective tax rate.

Balance Sheet Analysis

          The Company’s total assets were $573,685,000 at December 31, 2007 as compared to $604,003,000 at December 31, 2006, representing a decrease of $30,318,000 (5.0%). The average balances of total assets during 2007 were $575,225,000 which represents a decrease of $27,815,000 (4.6%) compared to the 2006 total of $603,040,000.

Investment Securities

          The Company classifies its investment securities as trading, held-to-maturity or available-for-sale. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Six below summarizes the values of the Company’s investment securities held on December 31 of the years indicated.

Table Six: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	2007	2006	2005

Debt securities:
U.S. Government agencies	$16,506	$28,123	$49,119
Mortgage-backed securities	31,066	33,236	36,326
Obligations of states and political subdivisions	31,111	41,224	37,106
Corporate debt securities	—	1,003	1,014
Equity securities:
Corporate stock	287	623	624

Total available-for-sale investment securities	$78,970	$104,209	$124,189

Held-to-maturity (at amortized cost)

Debt securities:
Mortgage-backed securities	$34,754	$44,031	$45,012

Total held-to-maturity investment securities	$34,754	$44,031	$45,012

          See Table Fifteen for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

          The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At December 31, 2007, these categories accounted for approximately 26%, 48%, 2%, 16%, 2%, 1%, 2% and 3%, respectively, of the Company’s loan portfolio. This mix was relatively unchanged compared to 22%, 45%, 1%, 23%, 2%, 2%, 2% and 3% at December 31, 2006. Continuing economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating over $161 million in new loans. The Company reported net increases in balances for commercial ($19,608,000 or 22.8%), commercial real estate ($16,131,000 or 9.2%), multi-family real estate ($2,212,000 or 6.1%), residential real estate ($596,000 or 6.9%), and agriculture ($815,000 or 11.1%). The Company experienced a decrease in real estate construction ($24,292,000 or 26.9%), lease financing receivable ($2,305,000 or 36.2%), and consumer loans ($962,000 or 8.2%) as a result of paydowns. Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven: Loan and Lease Portfolio Composition

	December 31,

(dollars in thousands)	2007	2006	2005	2004	2003

Commercial	$105,467	$85,859	$77,971	$66,864	$57,346
Real estate:
Commercial	191,774	175,643	154,500	166,263	142,249
Multi-family	5,830	3,618	3,767	2,660	5,301
Construction	66,022	90,314	103,048	90,162	37,434
Residential	9,285	8,689	4,680	5,236	1,508
Lease financing receivable	4,070	6,375	7,967	9,994	9,276
Agriculture	8,177	7,362	8,129	8,252	8,027
Consumer	10,750	11,712	11,900	9,417	5,950

	401,375	389,572	371,962	358,848	267,091
Deferred loan fees, net	(517)	(705)	(712)	(885)	(678)
Allowance for loan and lease losses	(5,883)	(5,874)	(5,679)	(5,496)	(3,949)

Total net loans and leases	$394,975	$382,993	$365,571	$352,467	$262,464

          A significant portion of the Company’s loans and leases are direct loans and leases made to individuals and local businesses. The Company relies substantially on local promotional activity and personal contacts by American River Bank officers, directors and employees to compete with other financial institutions. The Company makes loans and leases to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment.

          Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, American River Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. American River Bank acts as a broker between American River Bank’s clients and the loan wholesalers. American River Bank receives an origination fee for loans closed.

          Subprime loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Many of these subprime loans were made with adjustable interest rates that reset upward after an introductory period. Such subprime loans coupled with declines in housing prices have led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company does not have any “subprime” loans on its books at December 31, 2007.

          Average net loans and leases in 2007 were $390,488,000 which represents an increase of $9,023,000 (2.4%) over the average in 2006. Average net loans and leases in 2006 were $381,465,000 which represents an increase of $21,146,000 (5.9%) over the average in 2005. Loan growth in 2007 and 2006 resulted from a concentrated effort to increase commercial relationships, a favorable economy in the Company’s market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers.

Risk Elements

          The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio.

          Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base, in Sonoma County, through North Coast Bank, a division of American River Bank, whose business is focused on businesses within the three communities in which it has offices (Santa Rosa, Windsor, and Healdsburg) and in Amador County, through Bank of Amador, a division of American River Bank, whose business is focused on businesses and consumers within the three communities in which it has offices (Jackson, Pioneer, and Ione) as well as a diversified residential construction loan business in numerous Northern California counties. The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming.

          The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rate and terms, absorption and sale rates; real estate values, supply and demand factors, and rates of return; operating expenses; inflation; and sufficiency of repayment sources independent of the real estate including, in some instances, personal guarantees.

          In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

          In management’s judgment, a concentration exists in real estate loans which represented approximately 68.0% of the Company’s loan and lease portfolio at December 31, 2007, down from 71.4% at December 31, 2006. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any material risk above the normal risk of collectability, and taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease loss at levels adequate to reflect the loss risk inherent in its total loan portfolio.

          Although management believes the Company’s real estate concentration to have no more than the normal risk of collectability, a substantial further decline in the economy in general, or an additional decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

          Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

          The recorded investments in nonaccrual loans and leases that were accruing and 90 days or more past due totaled $7,440,000 and $78,000 at December 31, 2007 and 2006, respectively. The change in nonaccrual loans primarily relates to two loans totaling $6,648,000 or 89.4% of the total nonaccrual loans. The first loan in the approximate amount of $4.6 million is a loan in which the Company participates with other lenders. The Company has a net 29% interest in the loan and a loan balance of $1.3 million. The loan had an original commitment of $6.9 million and loan to cost ratio of 75%. The loan is a lot development loan for 29 single family residential lots, 47 townhouses and 3 commercial lots located in Amador County with a current appraisal that exceeds the principal and accrued interest balance of the loan. Non-judicial foreclosure proceedings were commenced related to the loan by the filing of a notice of default. The second loan in the approximate amount of $5.3 million is a commercial loan for a mini-storage facility in El Dorado County with an original loan to value ratio dating back to 2002 of 59.8% and a current appraisal that exceeds the principal and accrued interest balance of the loan. Non-judicial foreclosure proceedings were commenced related to the second loan by the filing of a notice of default and legal proceedings where initiated related to judicial foreclosure and the appointment of a receiver to protect the Company’s interest in rents. Both of these loans have been evaluated for impairment in accordance with FASB 114 and have been assigned specific reserves. The related allowance for losses for the nonaccrual loans and leases at December 31, 2007 and December 31, 2006 was $964,000 and $26,000, respectively. Management believes that the allowance allocations are adequate for the inherent risk of those loans and leases. The average recorded investment in nonaccrual loans and leases for the years ended December 31, 2007, 2006 and 2005 was $872,000, $137,000 and $271,000, respectively.

          Interest due but excluded from interest income on nonaccrual loans and leases was $252,000 during 2007 and not significant during 2006 and 2005. In 2007, 2006 and 2005, interest income recognized from payments received on nonaccrual loans and leases was not significant.

          Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more as of year-end for the past five years.

Table Eight: Non-Performing Loans and Leases

	December 31,

(dollars in thousands)	2007	2006	2005	2004	2003

Past due 90 days or more and still accruing:
Commercial	$—	$—	$24	$—	$2
Real estate	455	13	—	—	—
Lease financing receivable	—	—	—	11	—
Consumer and other	—	—	—	—	—
Nonaccrual:
Commercial	148	—	—	52	—
Real estate	6,787	12	15	113	—
Lease financing receivable	50	53	52	71	179
Consumer and other	—	—	—	—	—

Total non-performing loans and leases	$7,440	$78	$91	$247	$181

          There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2007. Management is not aware of any potential problem loans or leases, which were accruing and current at December 31, 2007 or 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Impaired Loans

          The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing impairment, the Company reviews all nonaccrual loans with outstanding principal balances in excess of $250,000. The recorded investment in loans and leases that were considered to be impaired totaled $6,634,000 at December 31, 2007 and had a related valuation allowance of $764,000. The average recorded investment in impaired loans and leases during 2007 was approximately $1,412,000. There were no loans or leases considered to be impaired at December 31, 2006.

Allowance for Loan and Lease Losses Activity

          The Company maintains an allowance for loan and lease losses (“ALLL”) to cover probable losses inherent in the loan and lease portfolio, which is based upon management’s estimated range of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and recoveries and reduced by charge-offs. Actual losses for loans and leases can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

          The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management’s judgment after consideration of numerous factors including but not limited to: (i) local and regional economic conditions, (ii) borrowers’ financial condition, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans and leases which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrowers’ business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

          The allowance for loan and lease losses totaled $5,883,000 or 1.47% of total loans and leases at December 31, 2007, $5,874,000 or 1.51% of total loans and leases at December 31, 2006, and $5,679,000 or 1.53% at December 31, 2005. The Company establishes general reserves in accordance with Statement of Accounting Standards (“SFAS”) No. 5., “Accounting for Contingencies,” and specific reserves in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

          It is the policy of management to maintain the allowance for loan and lease losses at a level believed to be adequate for known and inherent risks in the portfolio. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan and lease losses and the allowance for loan and lease losses are prudent and adequate. Adjustments may be made based on differences from estimated loan and lease growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans and leases charged off in future periods can be made with any certainty.

         Table Nine below summarizes, for the periods indicated, the activity in the ALLL.

Table Nine: Allowance for Loan and Lease Losses

(dollars in thousands)

	Year Ended December 31,

	2007	2006	2005	2004	2003

Average loans and leases outstanding	$390,488	$381,465	$360,319	$277,647	$248,342

Allowance for loan & lease losses at beginning of period	$5,874	$5,679	$5,496	$3,949	$3,197

Loans and leases charged off:
Commercial	301	71	72	—	13
Real estate	72	—	—	—	—
Consumer	105	1	—	1	8
Lease financing receivable	70	78	134	268	333

Total	548	150	206	269	354

Recoveries of loans and leases previously charged off:
Commercial	41	6	9	57	113
Real estate	—	—	—	—	47
Consumer	—	9	2	3	—
Lease financing receivable	66	10	56	—	—

Total	107	25	67	60	160

Net loans and leases charged off	441	125	139	209	194
Allowance acquired in merger	—	—	—	861	—
Additions to allowance charged to operating expenses	450	320	322	895	946

Allowance for loan and lease losses at end of period	$5,883	$5,874	$5,679	$5,496	$3,949

Ratio of net charge-offs to average loans and leases outstanding	.11%	.03%	.04%	.08%	.08%

Provision for loan and lease losses to average loans and leases outstanding	.12%	.08%	.09%	.32%	.38%

Allowance for loan and lease losses to loans and leases, net of deferred fees, at end of period	1.47%	1.51%	1.53%	1.54%	1.48%

          As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2007.

Table Ten: Allowance for Loan and Lease Losses by Loan Category

(dollars in thousands)

	December 31, 2007		December 31, 2006		December 31, 2005

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial	$1,334	26.3%	$1,269	22.1%	$1,056	21.0%
Real estate	4,314	68.0%	4,332	71.4%	3,948	71.5%
Agriculture	8	2.0%	7	1.9%	213	2.2%
Consumer	108	2.7%	131	3.0%	246	3.2%
Lease financing receivable	84	1.0%	135	1.6%	216	2.1%

Total allocated	$5,883	100.0%	$5,874	100.0%	$5,679	100.0%

	December 31, 2004		December 31, 2003

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial	$1,028	18.6%	$865	21.5%
Real estate	3,825	73.7%	2,579	69.8%
Agriculture	110	2.3%	201	3.0%
Consumer	220	2.6%	91	2.2%
Lease financing receivable	313	2.8%	213	3.5%

Total allocated	$5,496	100.0%	$3,949	100.0%

          The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate

          At December 31, 2007 and 2006, the Company had $61,000 and zero in other real estate properties, respectively.

Deposits

          At December 31, 2007, total deposits were $455,645,000 representing a decrease of $38,230,000 (7.7%) compared to the December 31, 2006 balance of $493,875,000. The Company’s deposit growth plan for 2007 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. However, due to the competitive rate environment, the Company experienced decreases in noninterest bearing ($27,908,000 or 17.4%) and savings ($1,254,000 or 3.4%), but did have increases in money market ($4,632,000 or 3.8%) and NOW accounts ($1,763,000 or 4.2%). During 2007, the Company chose not to compete with the higher rate paying competitors and as a result time deposits decreased $15,463,000 (11.7%) from the total of $131,829,000 at December 31, 2006.

Other Borrowed Funds

          Other borrowings outstanding as of December 31, 2007 consist of advances from the Federal Home Loan Bank (the “FHLB”). The following table summarizes these borrowings (dollars in thousands):

	2007			2006		2005

	Amount		Rate	Amount	Rate	Amount	Rate

Short-term borrowings:
FHLB advances		$51,603	3.61%	$37,270	5.08%	$39,386	3.73%

Total short-term borrowings		$51,603	3.61%	$37,270	5.08%	$39,386	3.73%

Long-term borrowings:
FHLB advances	$			$5,000	4.92%	$4,270	4.10%

Total long-term borrowings	$			$5,000	4.92%	$4,270	4.10%

          The maximum amount of short-term borrowings at any month-end during 2007, 2006 and 2005, was $51,603,000, $64,489,000, and $39,386,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short Term	Long Term

Amount	$51,603	N/A
Maturity	2008
Average rates	3.61%

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

Capital Resources

          The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

          On September 20, 2001, the Company announced a plan to repurchase, as conditions warrant, up to 5% annually of the Company’s common stock. Each year the Company may repurchase up to 5% of the shares outstanding (adjusted for stock splits or stock dividends). In addition to the 5% repurchase plan, the Company announced an additional plan on October 17, 2007 that allowed the Company to purchase up to $2,000,000 in additional shares for the calendar year 2007. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with SEC Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel these repurchase programs at any time for any reason. The Company repurchased 406,350 shares in 2007, 285,152 shares in 2006, 88,558 shares in 2005, 11,304 shares in 2004, 1,824 shares in 2003 and 79,759 shares in 2002. See “Stock Repurchases” under Item 5 on page 21 for more information regarding the stock repurchase plan.

          The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2007, shareholders’ equity was $59,973,000, representing a decrease of $2,398,000 (3.8%) from $62,371,000 at December 31, 2006. This decrease was attributable principally to the retention of earnings offset by the payment of cash dividends and the repurchase of Company stock. In 2006, shareholders’ equity decreased $375,000 (0.6%) from 2005. The ratio of total risk-based capital to risk adjusted assets was 10.7% at December 31, 2007 compared to 11.6% at December 31, 2006. Tier 1 risk-based capital to risk-adjusted assets was 9.5% at December 31, 2007 and 10.3% at December 31, 2006.

          Table Eleven below lists the Company’s actual capital ratios at December 31, 2007 and 2006 as well as the minimum capital ratios for capital adequacy.

Table Eleven: Capital Ratios

	At December 31,		Minimum Regulatory Capital Requirements
Capital to Risk-Adjusted Assets	2007	2006

Leverage ratio	7.7%	7.8%	4.00%
Tier 1 Risk-Based Capital	9.5%	10.3%	4.00%
Total Risk-Based Capital	10.7%	11.6%	8.00%

          Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. American River Bank’s ratios are in excess of the regulatory definition of “well capitalized.”

          Management believes that the Company’s capital is adequate to support current operations and anticipated growth, cash dividends and future capital requirements of the Company and its subsidiaries.

Market Risk Management

          Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its loan and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. The Company has a Risk Management Committee that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

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

          Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans and leases, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The simulation modeling indicated below attempts to estimate changes in the Company’s net interest income utilizing a forecast balance sheet projected from year-end balances. Table Twelve below summarizes the effect on net interest income (NII) of a ±200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Table Twelve: Interest Rate Risk Simulation of Net Interest as of December 31, 2007

(dollars in thousands)

$ Change in NII from Current 12 Month Horizon

Variation from a constant rate scenario
+200bp	$51
-200bp	$(298)

          The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Interest Rate Sensitivity Analysis

          Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps. A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank’s interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank’s interest rate margin to contract, while a declining interest rate environment will have the opposite effect.

Inflation

          The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2007, 2006 and 2005.

Liquidity

          Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2007 were approximately $112,633,000 and $7,537,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

          The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2007, consolidated liquid assets totaled $47.1 million or 8.2% of total assets compared to $68.7 million or 11.4% of total assets on December 31, 2006. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $52,000,000 with correspondent banks. At December 31, 2007, the Company had $52,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At December 31, 2007, American River Bank could have arranged for up to $134,984,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2007, the Company had $79,631,000 available under these secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

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

Table Thirteen: Certificates of Deposit Maturities
December 31, 2007

(dollars in thousands)	Less than $100,000	Over $100,000

Three months or less	$14,773	$45,893
Over three months through six months	8,705	12,638
Over six months through twelve months	9,592	8,418
Over twelve months	7,573	8,774

Total	$40,643	$75,723

          Loan and lease demand also affects the Company’s liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen: Loan and Lease Maturities (Gross Loans and Leases)

December 31, 2007

(dollars in thousands)	One year or less	One year through five years	Over five years	Total

Commercial	$47,343	$41,743	$16,381	$105,467
Real estate	74,459	54,049	144,403	272,911
Agriculture	2,344	5,195	638	8,177
Consumer	930	3,090	6,730	10,750
Leases	475	2,860	735	4,070

Total	$125,551	$106,937	$168,887	$401,375

          Loans and leases shown above with maturities greater than one year include $206,091,000 of floating interest rate loans and $69,733,000 of fixed rate loans and leases.

          The carrying amount, maturity distribution and weighted average yield of the Company’s investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2007, 2006 and 2005 was $2,800,000, $3,071,000 and $2,608,000, respectively.

Table Fifteen: Securities Maturities and Weighted Average Yields
December 31, 2007, 2006 and 2005

(Taxable Equivalent Basis)

	2007		2006		2005

(dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield

Available-for-sale securities:
U.S. Treasury and agency securities
Maturing within 1 year	$13,072	3.77%	$11,870	3.57%	$21,012	3.37%
Maturing after 1 year but within 5 years	3,434	3.84%	16,253	3.78%	28,107	3.70%
State & political subdivisions
Maturing within 1 year	2,363	4.15%	4,556	4.00%	—	—
Maturing after 1 year but within 5 years	11,561	5.17%	12,625	4.82%	15,426	4.43%
Maturing after 5 years but within 10 years	9,810	6.38%	13,789	6.33%	17,386	6.39%
Maturing after 10 years	7,377	6.28%	10,254	6.28%	4,294	6.37%
Government sponsored mortgage-backed securities	31,066	4.30%	33,236	4.30%	36,326	4.30%
Other
Maturing within 1 year	—	—	1,003	4.67%	—	—
Maturing after 1 year but within 5 years	—	—	—	—	1,014	4.67%
Non maturing	287	4.44%	623	6.12%	624	6.18%

Total investment securities	$78,970	4.76%	$104,209	4.66%	$124,189	4.40%

Held-to-maturity securities:
Government sponsored mortgage-backed securities	$34,754	4.69%	$44,031	4.66%	$45,012	4.37%

Total investment securities	$34,754	4.69%	$44,031	4.66%	$45,012	4.37%

          The carrying values of available-for-sale securities include net unrealized gains (losses) of $171,000, ($957,000) and ($1,279,000) at December 31, 2007, 2006 and 2005, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses, however, the net unrealized gains (losses) at December 31, 2007, 2006 and 2005 were $101,000, ($311,000) and ($354,000), respectively.

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

          As of December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 75%. In addition, the majority of the Company’s commitments have variable interest rates.

          The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet. The following financial instruments represent off-balance-sheet credit:

	December 31,

	2007	2006

Commitments to extend credit (dollars in thousands):

Revolving lines of credit secured by 1-4 family residences	$8,252	$9,144
Commercial real estate, construction and land development commitments secured by real estate	31,881	45,752
Other unused commitments, principally commercial loans	72,500	59,686

	$112,633	$114,582

Letters of credit	$7,537	$5,701

          Certain financial institutions have elected to use special purpose vehicles (“SPV”) to dispose of problem assets. The SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent corporation goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. The Company does not use those vehicles or any other structures to dispose of problem assets.

Contractual Obligations

          The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2007. Included in the table are amounts payable under the Company’s Deferred Compensation and Deferred Fees Plans and are listed in the “Other Long-Term Liabilities…” category. These amounts represented $1,769,000 and are anticipated to be primarily payable at least five years in the future.

Table Sixteen: Contractual Obligations

(dollars in thousands)

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	5,075	1,016	1,546	1,149	1,364
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	1,769	—	—	—	1,769

Total	$6,844	$1,016	$1,546	$1,149	$3,133

Accounting Pronouncements

          In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. The Company adopted SFAS 157 on January 1, 2008 and management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

          In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS 159 on January 1, 2008 and management did not elect the fair value option for any of its financial instruments.

          In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-04), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-04 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-04 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-04 are effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of EITF 06-04 on January 1, 2008 and management determined that the adoption of EITF 06-04 will not have an impact on the financial position, results of operations or cash flows of the Company.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”(“SFAS No. 141R”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

Other Matters

          Effects of Terrorism. The terrorist actions on September 11, 2001 and thereafter and the current military conflicts primarily in Afghanistan and Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. Such economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan and lease losses, and causing a decline in the Company’s stock price.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the “Market Risk Management” section of Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 41-42.

Item 8. Financial Statements and Supplementary Data.

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
American River Bankshares

          We have audited the accompanying consolidated balance sheet of American River Bankshares and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Bankshares and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

          We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Perry-Smith LLP

Sacramento, California
March 5, 2008

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2007 and 2006
(Dollars in thousands)

	2007	2006

ASSETS
Cash and due from banks	$16,245	$25,352
Federal funds sold	1,700

Total cash and cash equivalents	17,945	25,352

Interest-bearing deposits in banks	4,951	4,951
Investment securities (Note 4):
Available for sale, at fair value	78,970	104,209
Held to maturity, at amortized cost	34,754	44,031
Loans and leases, less allowance for loan and lease losses of $5,883 in 2007 and $5,874 in 2006 (Notes 5, 11 and 16)	394,975	382,993
Premises and equipment, net (Note 6)	1,983	1,846
Federal Home Loan Bank stock	2,800	3,071
Accounts receivable servicing receivables, net (Note 7)	1,666	2,581
Goodwill (Note 3)	16,321	16,321
Intangible assets (Note 3)	1,193	1,501
Accrued interest receivable and other assets (Notes 10 and 15)	18,127	17,147

	$573,685	$604,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$132,666	$160,574
Interest bearing (Note 8)	322,979	333,301

Total deposits	455,645	493,875

Short-term borrowings (Note 9)	51,603	37,270
Long-term borrowings (Note 9)		5,000
Accrued interest payable and other liabilities (Note 15)	6,464	5,487

Total liabilities	513,712	541,632

Commitments and contingencies (Note 11)

Shareholders’ equity (Notes 12 and 13):
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding – 5,590,277 shares in 2007 and 5,657,346 shares in 2006	45,668	48,246
Retained earnings	14,204	14,690
Accumulated other comprehensive income (loss), net of taxes (Notes 4 and 17)	101	(565)

Total shareholders’ equity	59,973	62,371

	$573,685	$604,003

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share data)

	2007	2006	2005

Interest income:
Interest and fees on loans and leases	$31,508	$31,081	$26,536
Interest on Federal funds sold	34	19	90
Interest on deposits in banks	271	241	188
Interest and dividends on investment securities:
Taxable	4,544	5,545	5,436
Exempt from Federal income taxes	1,095	1,034	931
Dividends	26	34	32

Total interest income	37,478	37,954	33,213

Interest expense:
Interest on deposits (Note 8)	9,560	8,677	5,646
Interest on borrowings (Note 9)	1,516	2,211	1,105

Total interest expense	11,076	10,888	6,751

Net interest income	26,402	27,066	26,462

Provision for loan and lease losses (Note 5)	450	320	322

Net interest income after provision for loan and lease losses	25,952	26,746	26,140

Noninterest income:
Service charges	743	783	672
Gain on sale of investment securities (Note 4)	11	1	48
Other income (Note 14)	1,845	1,659	1,609

Total noninterest income	2,599	2,443	2,329

Noninterest expense:
Salaries and employee benefits (Notes 5 and 15)	8,396	7,816	6,958
Occupancy (Notes 6 and 11)	1,398	1,384	1,229
Furniture and equipment (Notes 6 and 11)	691	812	918
Other expense (Notes 3 and 14)	4,348	4,376	4,388

Total noninterest expense	14,833	14,388	13,493

Income before provision for income taxes	13,718	14,801	14,976

Provision for income taxes (Note 10)	5,240	5,739	5,792

Net income	$8,478	$9,062	$9,184

Basic earnings per share (Note 12)	$1.47	$1.49	$1.48

Diluted earnings per share (Note 12)	$1.46	$1.46	$1.45

Cash dividends per share of issued and outstanding common stock, adjusted for stock dividends	$0.58	$0.55	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Share- holders’ Equity	Total Compre- hensive Income

	Common Stock

	Shares	Amount

Balance, January 1, 2005	5,314,732	$42,557	$15,878	$555	$58,990

Comprehensive income (Note 17):
Net income			9,184		9,184	$9,184
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(1,312)	(1,312)	(1,312)

Total comprehensive income						$7,872

Cash dividend ($.49 per share)			(3,012)		(3,012)
Fractional shares redeemed	(1)	(32)			(32)
5% stock dividend	266,801	6,021	(6,021)
Stock options exercised	113,309	945			945
Retirement of common stock (Note 12)	(90,362)	(2,017)			(2,017)

Balance, December 31, 2005	5,604,479	47,474	16,029	(757)	62,746

Cumulative effect of adopting Staff Accounting Bulletin No. 108, net of taxes (Note 2)			(214)		(214)
Comprehensive income (Note 17):
Net income			9,062		9,062	$9,062
Other comprehensive income, net of tax:
Net change in unrealized losses on available-for-sale investment securities (Note 4)				192	192	192

Total comprehensive income						$9,254

Cash dividend ($.55 per share)			(3,332)		(3,332)
Fractional shares redeemed for stock dividend			(21)		(21)
5% stock dividend	268,346	6,834	(6,834)
Stock options exercised	43,162	441			441
Stock option compensation (Note 12)		221			221
Retirement of common stock (Note 12)	(258,641)	(6,724)			(6,724)

Balance, December 31, 2006	5,657,346	48,246	14,690	(565)	62,371

Comprehensive income (Note 17):
Net income			8,478		8,478	$8,478
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 4)				666	666	666

Total comprehensive income						$9,144

Cash dividend ($.58 per share)			(3,319)		(3,319)
Fractional shares redeemed for stock dividend	(6)	(9)			(9)
5% stock dividend	265,683	5,645	(5,645)
Stock options exercised	54,569	679			679
Stock option compensation (Note 12)		301			301
Retirement of common stock (Note 12)	(387,315)	(9,194)			(9,194)

Balance, December 31, 2007	5,590,277	$45,668	$14,204	$101	$59,973

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$8,478	$9,062	$9,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	450	320	322
Decrease in deferred loan and lease origination fees, net	(188)	(7)	(173)
Depreciation and amortization	840	951	1,014
Amortization of investment security premiums and discounts, net	254	659	1,099
Provision for accounts receivable servicing receivable allowance for losses	(3)	11	35
Gain on sale of investment securities	(11)	(1)	(48)
Increase in cash surrender value of life insurance policies	(404)	(192)	(178)
Provision for deferred income taxes	(240)	(1,003)	(422)
Stock option compensation expense	301	221
Tax benefit from exercise of stock options	(236)	(149)	(469)
(Increase) decrease in accrued interest receivable and other assets	(501)	857	648
Increase (decrease) in accrued interest payable and other liabilities	986	(525)	(12,604)

Net cash provided by (used in) operating activities	9,726	10,204	(1,592)

Cash flows from investing activities:
Proceeds from the sale of investment securities	6,506	3,259	6,964
Proceeds from called available-for-sale investment securities	1,170	400	280
Proceeds from matured available-for-sale investment securities	17,485	21,150	20,180
Purchases of available-for-sale investment securities		(7,275)	(41,596)
Purchases of held-to-maturity investment securities	(967)	(9,489)	(16,901)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	2,711	2,275	3,411
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	8,496	10,305	12,495
Net (increase) decrease in interest-bearing deposits in banks		(107)	1,095
Net increase in loans and leases	(12,302)	(17,733)	(13,242)
Net decrease (increase) in accounts receivable servicing receivables	918	(592)	374
Purchases of equipment	(672)	(379)	(886)
Purchase of single premium life insurance policies		(4,432)
Net decrease (increase) in FHLB stock	271	(463)	(450)

Net cash provided by (used in) investing activities	23,616	(3,081)	(28,276)

(Continued)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(22,767)	$(19,768)	$12,722
Net (decrease) increase in time deposits	(15,463)	12,937	12,597
(Decrease) increase in long-term borrowings	(5,000)	730	(5,562)
Increase (decrease) in short-term borrowings	14,333	(2,116)	14,929
Exercise of stock options	443	292	476
Tax benefit from exercise of stock options	236	149	469
Cash paid to repurchase common stock	(9,194)	(6,724)	(2,017)
Payment of cash dividends	(3,328)	(3,325)	(2,754)
Cash paid for fractional shares	(9)	(21)	(32)

Net cash (used in) provided by financing activities	(40,749)	(17,846)	30,828

(Decrease) increase in cash and cash equivalents	(7,407)	(10,723)	960

Cash and cash equivalents at beginning of year	25,352	36,075	35,115

Cash and cash equivalents at end of year	$17,945	$25,352	$36,075

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$11,197	$10,815	$6,509
Income taxes	$5,403	$6,665	$5,990

Non-cash investing activities:
Net change in unrealized gain (loss) on available-for-sale investment securities	$1,128	$322	$(2,159)

Non-cash financing activities:
Dividends declared and unpaid	$839	$848	$841
Adjustments to goodwill			$238
Cumulative effect of adopting SAB 108, net of taxes		$214
Tax benefit from exercise of stock options	$236	$149	$469

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

American River Bankshares (the “Company”) was incorporated under the laws of the State of California in 1995 under the name of American River Holdings and changed its name in 2004 to American River Bankshares. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. As a community oriented bank holding company, the principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Amador, and Sonoma counties.

The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (“ARB”). ARB was incorporated in 1983. ARB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. ARB operates six banking offices in Sacramento and Placer counties, three banking offices in Sonoma County under the name North Coast Bank, a division of ARB, and three banking offices in Amador County under the name Bank of Amador (“BNKA”), a division of ARB.

The Bank of Amador located in Jackson, California was merged with and into ARB in December 2004 and now operates as Bank of Amador, a division of ARB. The merger transaction was accounted under the purchase method of accounting and accordingly the results of their operations have been included in the consolidated financial statements since the date of acquisition.

The Company also owns one inactive subsidiary, American River Financial.

The deposits of ARB are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. ARB does not offer trust services or international banking services and does not plan to do so in the near future.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2007.

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

Investment Securities

Investments are classified into the following categories:

•

Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders’ equity.

• Held-to-maturity securities, which management has the positive intent and ability to hold to maturity, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of December 31, 2007 and 2006, the Company did not have any trading securities.

Gains or losses on the sale of investment securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Federal Home Loan Bank Stock

Investments in Federal Home Loan Bank (the “FHLB”) stock are carried at cost and are redeemable at par with certain restrictions. Investments in FHLB stock are necessary to participate in FHLB programs.

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

Loans and Leases (Continued)

The accrual of interest on loans and leases is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan or lease is well secured and in the process of collection. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans and leases are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Direct financing leases are carried net of unearned income. Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the lease.

Loan Sales and Servicing

Included in the loan and lease portfolio are Small Business Administration (“SBA”) loans and Farmer Mac guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. There were no sales of loans subject to these recourse provisions at December 31, 2007, 2006 and 2005. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2007 and 2006.

SBA and Farmer Mac loans with unpaid balances of $847,000 and $1,218,000 were being serviced for others as of December 31, 2007 and 2006, respectively. The Company also serviced loans that are participated with other financial institutions totaling $7,797,000 and $11,642,000 as of December 31, 2007 and 2006, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2007 and 2006.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained to provide for probable losses related to impaired loans and leases and other probable losses on loans and leases identified by management as doubtful, substandard and special mention, as well as losses that can be expected to occur in the normal course of business related to currently performing loans and leases. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan and lease portfolio including concentrations, types of lending, specifically identified problem loans and leases, inherent risk of loss in the portfolio taken as a whole and economic conditions in the Company’s service areas.

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

A loan or lease is considered impaired when it is probable that all contractual principal and interest payments due will not be collected in accordance with the terms of the loan or lease agreement. Impairment on individually identified loans or leases that are not collateral dependent is measured based on the present value of expected future cash flows discounted at each loan or lease’s original effective interest rate. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs.

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

The Company’s Loan Committee reviews the adequacy of the allowance for loan and lease losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the Loan Committee and management, changes are warranted.

The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Although management believes the allowance for loan and lease losses to be adequate, ultimate losses may vary from their estimates. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, review the allowance for loan and lease losses. These agencies may require additions to the allowance for loan and lease losses based on their judgment about information available at the time of their examinations.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. There was $61,000 in other real estate at December 31, 2007 and none at December 31, 2006.

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

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually.

Intangible assets are comprised of core deposit intangibles which represent the estimated fair value of the long-term deposit relationships that were assumed when the Company acquired Bank of Amador in December 2004. Core deposit intangibles are amortized using a method that approximates the expected run-off of the deposit base, which, in this case, is eight years. Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible assets or the remaining amortization period.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statement of income.

Comprehensive Income

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss), adjusted for realized gains or losses included in net income. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity.

Earnings Per Share

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. EPS is retroactively adjusted for stock splits and stock dividends for all periods presented.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2007, the Company has two stock-based compensation plans, which are described more fully in Note 12. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, and FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. No stock-based employee compensation cost was recognized for options granted for the year ended December 31, 2005 in the consolidated statement of income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal years 2007 and 2006 includes: (a) compensation cost for all share-based payments vesting after January 1, 2006 that were granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments vesting after January 1, 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated and there was no one-time effect resulting from the adoption of FASB Statement No. 123(R). Compensation expense, net of related tax benefits, recorded in 2007 and 2006 as a result of applying this accounting standard totaled $251,000 and $184,000, or $.04 and $.03 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

The Company followed the alternative transition method allowed under FASB 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which provides for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation for the year ended December 31, 2005. Pro forma adjustments to the Company’s consolidated net income and earnings per share are disclosed during the years in which the options become vested (dollars in thousands, except per share data).

Net income, as reported	$9,184
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(88)

Pro forma net income	$9,096

Basic earnings per share - as reported	$1.48
Basic earnings per share - pro forma	$1.46

Diluted earnings per share - as reported	$1.45
Diluted earnings per share - pro forma	$1.45

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton based option valuation model that uses the assumptions noted in the following table. Because Black-Scholes-Merton based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from guidance provided in the Securities and Exchange Commissions’ Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006	2005

Dividend yield	2.33%	2.16%	2.27% to 2.71%
Expected volatility	21.6%	29.6%	30.3% to 31.4%
Risk-free interest rate	4.68%	4.70%	3.96% to 4.08%
Expected option life in years	7	7	7
Weighted average fair value of options granted during the year	$6.06	$7.94	$5.63

The following is a summary of stock option information as of or for the year ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

	(Dollars in thousands)

Total intrinsic value of options exercised	$832	$791	$2,062

Aggregate cash received for option exercises	$444	$292	$476
Total fair value of options vested	$263	$154
Total compensation cost	$301	$221
Tax benefit recognized	$50	$37
Net compensation cost	$251	$184
Total compensation cost for nonvested awards not yet recognized	$894	$828
Weighted average years to be recognized	2.2	2.4

Cumulative Effect of Adopting Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in the fourth quarter of 2006.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cumulative Effect of Adopting Staff Accounting Bulletin No. 108 (Continued)

Historically, the Company evaluated uncorrected differences utilizing the rollover approach. Management believes that the impact of errors related to unrecorded compensated absences was immaterial to prior fiscal years under the rollover method. Under SAB 108 management must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative effect of unrecorded compensated absences was material to the Company’s 2006 financial statements and, therefore, management recorded an adjustment to decrease the opening 2006 retained earnings balance in the amount of $214,000, increase other liabilities in the amount of $350,000 and increase deferred tax assets by $136,000 in accordance with the implementation guidance in SAB 108.

Impact of New Financial Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. The Company adopted SFAS 157 on January 1, 2008 and management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS 159 on January 1, 2008 and management did not elect the fair value option for any of its financial instruments.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (Continued)

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-04), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-04 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-04 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-04 are effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of EITF 06-04 on January 1, 2008 and management determined that the adoption of EITF 06-04 will not have an impact on the financial position, results of operations or cash flows of the Company.

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2007 and 2006, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and management determined that no impairment recognition was required for the years ended December 31, 2007, 2006 and 2005. Goodwill is not deductible for tax purposes.

Other intangible assets are comprised of core deposit intangibles totaling $1,193,000 and $1,501,000 at December 31, 2007 and 2006, respectively. Amortization included in other expense totaled $308,000, $330,000 and $352,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The remaining balance will be amortized over 4.9 years. Amortization expense for the next five years is estimated as follows (dollars in thousands):

Year Ending December 31,

2008	$286
2009	264
2010	242
2011	219
2012	182

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2007 and 2006 consisted of the following (dollars in thousands):

Available-for-Sale

	2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$16,539	$8	$(41)	$16,506
Mortgage-backed securities	31,174	13	(121)	31,066
Obligations of states and political subdivisions	30,758	452	(99)	31,111
Equity securities:
Corporate stock	328	24	(65)	287

	$78,799	$497	$(326)	$78,970

	2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$28,532		$(409)	$28,123
Mortgage-backed securities	33,930	$9	(703)	33,236
Obligations of states and political subdivisions	41,115	407	(298)	41,224
Corporate debt securities	1,005		(2)	1,003
Equity securities:
Corporate stock	584	50	(11)	623

	$105,166	$466	$(1,423)	$104,209

Net unrealized gains on available-for-sale investment securities totaling $171,000 were recorded, net of $70,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2007. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2007 totaled $4,726,000 and $25,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2007.

Net unrealized losses on available-for-sale investment securities totaling $957,000 were recorded, net of $392,000 in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2006. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2006 totaled $3,259,000 and $1,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2006.

Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2005 totaled $6,964,000 and $48,000, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	INVESTMENT SECURITIES (Continued)

Held-to-Maturity

	2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Mortgage-backed securities	$34,754	$199	$(98)	$34,855

	2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Mortgage-backed securities	$44,031	$69	$(380)	$43,720

Proceeds and gross realized losses from the sale of held-to-maturity investment securities for the year ended December 31, 2007 totaled $1,780,000 and $14,000, respectively. There were no sales of held-to-maturity investment securities for the years ended December 31, 2006 and 2005 and no transfers of held-to-maturity investment securities for the years ended December 31, 2007, 2006 and 2005.

The amortized cost and estimated fair value of investment securities at December 31, 2007 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$15,475	$15,436
After one year through five years	14,939	14,995
After five years through ten years	9,556	9,809
After ten years	7,327	7,377

	47,297	47,617

Investment securities not due at a single maturity date:
Mortgage-backed securities	31,174	31,066	$34,754	$34,855
Corporate stock	328	287

	$78,799	$78,970	$34,754	$34,855

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $64,007,000 and $62,347,000 and estimated fair values totaling $63,926,000 and $61,240,000 were pledged to secure treasury tax and loan accounts, State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 9) at December 31, 2007 and 2006, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2007 and 2006 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2007

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale

Debt securities:
U.S. Government agencies			$11,552	$(41)	$11,552	$(41)
Mortgage-backed securities			30,136	(121)	30,136	(121)
Obligations of states and political sub-divisions	$1,484	$(62)	6,944	(37)	8,428	(99)
Corporate stock			186	(65)	186	(65)

	$1,484	$(62)	$48,818	$(264)	$50,302	$(326)

Held-to-Maturity

Debt securities:
Mortgage-backed securities	$1,192	$(2)	$14,838	$(96)	$16,030	$(98)

	2006

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale

Debt securities:
U.S. Government agencies			$28,123	$(409)	$28,123	$(409)
Mortgage-backed securities			32,150	(703)	32,150	(703)
Obligations of states and political sub-divisions	$7,285	$(50)	16,650	(247)	23,935	(297)
Corporate debt securities			1,003	(2)	1,003	(2)
Corporate stock			239	(12)	239	(12)

	$7,285	$(50)	$78,165	$(1,373)	$85,450	$(1,423)

Held-to-Maturity

Debt securities:
Mortgage-backed securities	$2,250	$(7)	$29,672	$(373)	$31,922	$(380)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	INVESTMENT SECURITIES (Continued)

At December 31, 2007, the unrealized loss on the Company’s investments in U.S. Government agencies, mortgage-backed securities and obligations of states and political sub-divisions is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, management does not consider these investments to be other-than-temporarily impaired.

At December 31, 2007, the unrealized loss on the Company’s investments in corporate stock is related to a single investment that is in a loss position of $65,000 that has been evaluated by management for other-than-temporary impairment. Management does not consider this investment to be other-than–temporarily impaired.

5.	LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,

	2007	2006

Real estate – commercial	$191,774	$175,643
Real estate – construction	66,022	90,314
Real estate – multi-family	5,830	3,618
Real estate – residential	9,285	8,689
Commercial	105,467	85,859
Lease financing receivable	4,070	6,375
Agriculture	8,177	7,362
Consumer	10,750	11,712

	401,375	389,572

Deferred loan and lease origination fees, net	(517)	(705)
Allowance for loan and lease losses	(5,883)	(5,874)

	$394,975	$382,993

Certain loans are pledged as collateral for available borrowings with the FHLB. Pledged loans totaled $171,709,000 and $201,830,000 at December 31, 2007 and 2006, respectively (see Note 9).

The components of the Company’s leases receivable are summarized as follows (dollars in thousands):

	December 31,

	2007	2006

Future lease payments receivable	$4,388	$6,883
Residual interests	75	226
Unearned income	(393)	(734)

Net lease financing receivable	$4,070	$6,375

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LOANS AND LEASES (Continued)

Future lease payments receivable are as follows (dollars in thousands):

Year Ending
December 31,

2008	$2,289
2009	1,012
2010	532
2011	327
2012	214
Thereafter	14

Total lease payments receivable	$4,388

          Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

	Year Ended December 31,

	2007	2006	2005

Balance, beginning of year	$5,874	$5,679	$5,496
Provision charged to operations	450	320	322
Losses charged to allowance	(548)	(150)	(206)
Recoveries	107	25	67

Balance, end of year	$5,883	$5,874	$5,679

The recorded investment in loans and leases that were considered to be impaired totaled $6,637,000 at December 31, 2007 and had a related valuation allowance of $764,000. The average recorded investment in impaired loans and leases during 2007 was approximately $407,000. There were no loans or leases considered to be impaired at December 31, 2006.

Non-accrual loans and leases totaled approximately $6,985,000 and $65,000 at December 31, 2007 and 2006, respectively. Loans and leases past due 90 days or more and still accruing at December 31, 2007 and 2006 were $455,000 and $13,000, respectively. Interest income on non-accrual loans is generally recognized on a cash basis and was not significant for the years ended December 31, 2007, 2006 and 2005. Interest foregone on non-accrual loans totaled $252,000 for the year ended December 31, 2007. Interest foregone on non-accrual loans for the years ended December 31, 2006 and 2005 was not significant.

Salaries and employee benefits totaling $1,030,000, $1,183,000 and $1,395,000 have been deferred as loan and lease origination costs for the years ended December 31, 2007, 2006 and 2005, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,

	2007	2006

Land	$206	$206
Building and improvements	1,094	873
Furniture, fixtures and equipment	6,518	6,267
Leasehold improvements	1,293	1,141

	9,111	8,487
Less accumulated depreciation and amortization	(7,128)	(6,641)

	$1,983	$1,846

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $535,000, $623,000 and $672,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

7.	ACCOUNTS RECEIVABLE SERVICING RECEIVABLES

The Company purchases existing accounts receivable on a discounted basis from selected merchants and assumes the related billing and collection responsibilities on a recourse basis. Accounts receivable servicing fees included in other income totaled $244,000, $372,000 and $356,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The valuation allowance for these receivables is not significant.

8.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,

	2007	2006

Savings	$35,639	$36,893
Money market	127,397	122,765
NOW accounts	43,577	41,814
Time, $100,000 or more	75,723	82,569
Other time	40,643	49,260

	$322,979	$333,301

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	INTEREST-BEARING DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,

2008	$100,019
2009	7,749
2010	3,095
2011	4,886
2012	596
Thereafter	21

$116,366

          Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,

	2007	2006	2005

Savings	$546	$242	$150
Money market	3,668	3,074	2,164
NOW accounts	113	130	83
Time, $100,000 or more	3,167	3,092	1,620
Other time	2,066	2,139	1,629

	$9,560	$8,677	$5,646

9.	BORROWING ARRANGEMENTS

The Company has a total of $52,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with four of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2007 and 2006.

In addition, the Company has a line of credit available with the Federal Home Loan Bank which is secured by pledged mortgage loans (see Note 5) and investment securities (see Note 4). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $51,603,000 were outstanding from the Federal Home Loan Bank at December 31, 2007, bearing fixed interest rates ranging from 3.25% to 5.21% and maturing between January 2, 2008 and October 30, 2008. Advances totaling $42,270,000 were outstanding from the Federal Home Loan Bank at December 31, 2006, bearing fixed interest rates ranging from 2.66% to 6.13% and maturing between January 3, 2007 and April 7, 2008. Amounts available under the borrowing arrangement with the Federal Home Loan Bank at December 31, 2007 and 2006 totaled $79,631,000 and $87,091,000, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	BORROWING ARRANGEMENTS (Continued)

The following table summarizes these borrowings (in thousands):

	December 31,

	2007		2006

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term portion of borrowings	$51,603	3.61%	$37,270	5.08%
Long-term borrowings			5,000	4.92%

	$51,603	3.61%	$42,270	5.06%

The Company has also been issued $3,750,000 in letters of credit by the Federal Home Loan Bank which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2007 and management does not expect to draw upon these lines in the future.

10.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2007, 2006, and 2005 consisted of the following (dollars in thousands):

	Federal	State	Total

2007

Current	$3,986	$1,494	$5,480
Deferred	(163)	(77)	(240)

Provision for income taxes	$3,823	$1,417	$5,240

2006

Current	$5,076	$1,666	$6,742
Deferred	(878)	(125)	(1,003)

Provision for income taxes	$4,198	$1,541	$5,739

2005

Current	$4,706	$1,508	$6,214
Deferred	(481)	59	(422)

Provision for income taxes	$4,225	$1,567	$5,792

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,

	2007	2006

Deferred tax assets:
Allowance for loan and lease losses	$2,532	$2,532
Future benefit of State tax deduction	485	580
Deferred compensation	1,371	1,172
Unrealized losses on available-for-sale investment securities		409
Other	262	237

Total deferred tax assets	4,650	4,930

Deferred tax liabilities:
Core deposit intangible	(547)	(682)
Unrealized gains on available-for-sale investment securities	(65)
Investment market to market	(91)	(129)
Future liability of State deferred tax assets	(242)	(215)
Deferred loan costs	(423)	(438)
Federal Home Loan Bank stock dividends	(211)	(161)

Total deferred tax liabilities	(1,579)	(1,625)

Net deferred tax assets	$3,071	$3,305

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2004 and by state and local taxing authorities for years before December 31, 2003. The unrecognized tax benefits and the interest and penalties accrued by the Company as of December 31, 2007 were not significant.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 35.0% to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,

	2007	2006	2005

Federal income tax statutory rate	35.0%	35.0%	34.0%
State franchise tax, net of Federal tax effect	6.7%	6.8%	6.9%
Tax benefit of interest on obligations of states and political subdivisions	(2.5)%	(2.2)%	(2.0)%
Tax-exempt income from life insurance policies	(1.0)%	(0.5)%	(0.4)%
Stock option compensation expense	0.4%	0.3%
Other	(0.4)%	(0.6)%	0.2%

Effective tax rate	38.2%	38.8%	38.7%

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2017. Certain of the leases have five year renewal options. Two of the branch facilities are leased from current or former members of the Company’s Board of Directors (see Note 16).

Future minimum lease payments are as follows (dollars in thousands):

Year Ending December 31,

2008	$1,016
2009	862
2010	683
2011	587
2012	562
Thereafter	1,365

$5,075

Rental expense included in occupancy, furniture and equipment expense totaled $1,061,000, $1,035,000 and $887,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and standby letters of credit as it does for loans included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,

	2007	2006

Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$8,252	$9,144
Commercial real estate, construction and land development commitments secured by real estate	31,881	45,752
Other unused commitments, principally commercial loans	72,500	59,686

	$112,633	$114,582

Standby letters of credit	$7,537	$5,701

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments With Off-Balance-Sheet Risk (Continued)

Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 75%. In addition, the majority of the Company’s commitments have variable interest rates.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, equipment and deeds of trust on residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2007 and 2006. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

Significant Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to clients throughout Sacramento, Placer, Yolo, Amador, El Dorado, and Sonoma counties.

In management’s judgment, a concentration exists in real estate-related loans which represented approximately 68% and 71% of the Company’s loan portfolio at December 31, 2007 and 2006, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $2,902,000 at December 31, 2007.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	SHAREHOLDERS’ EQUITY

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per-Share Amount

December 31, 2007

Basic earnings per share	$8,478	5,765	$1.47

Effect of dilutive stock options		60

Diluted earnings per share	$8,478	5,825	$1.46

December 31, 2006

Basic earnings per share	$9,062	6,091	$1.49

Effect of dilutive stock options		112

Diluted earnings per share	$9,062	6,203	$1.46

December 31, 2005

Basic earnings per share	$9,184	6,196	$1.48

Effect of dilutive stock options		127

Diluted earnings per share	$9,184	6,323	$1.45

Stock Option Plans

In 2000 and 1995, the Board of Directors adopted stock option plans under which options may be granted to employees and directors under incentive and nonstatutory agreements. Both of these plans have been approved by the Company’s shareholders. At December 31, 2007, grants outstanding combined with shares available for future grants totaled 613,044 shares under these plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The purchase price of exercised options is payable in full in cash or shares of the Company’s common stock owned by the optionee at the time the option is exercised. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Options vest ratably over a five year period. Outstanding options under the 1995 plan are exercisable until their expiration; however, no new options will be granted under this plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon the exercise of options.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

Stock Option Plans (Continued)

A summary of the outstanding and vested stock option activity for the year ended December 31, 2007 is as follows:

	Outstanding		Nonvested

	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share

Balance, January 1, 2007	342,318	$15.54	179,902	$5.99

Options granted	65,601	$24.57	65,601	$6.07
Options vested			(48,409)	$5.44
Options exercised	(57,297)	$7.74
Options expired or canceled	(18,312)	$22.86	(18,312)	$5.97

Balance, December 31, 2007	332,310	$18.33	178,782	$6.17

A summary of exercisable options as of December 31, 2007 is as follows:

Number of vested stock options				153,528
Weighted average exercise price per share				$13.76
Aggregate intrinsic value				$694,000
Weighted average remaining contractual term in years				4.69

A summary of options outstanding at December 31, 2007 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2007	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2007

$4.29	10,175	2.05 years	10,175
$4.55	6,202	.75 years	6,202
$7.28	5,712	1.85 years	5,712
$7.45	4,632	1.05 years	4,632
$8.02	25,699	.75 years	25,699
$12.25	37,525	5.25 years	30,111
$13.29	883	5.45 years	706
$17.62	53,151	6.35 years	31,521
$19.01	26,248	7.05 years	9,545
$19.15	35,994	7.65 years	15,360
$25.22	66,236	8.15 years	13,865
$24.57	59,853	9.25 years

	332,310		153,528

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

Common Stock Repurchase Program

On September 20, 2001, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to five percent (5%) annually of the Company’s outstanding shares of common stock. The repurchases are to be made from time to time in the open market as conditions allow. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. On October 17, 2007, the Board of Directors of the Company expanded the stock repurchase program for calendar year 2007 by an additional $2,000,000.

Stock Dividend

The Board of Directors declared 5% stock dividends on November 21, 2007, November 15, 2006 and November 16, 2005. All per share and stock option data included in the consolidated financial statements have been retroactively restated to reflect the stock dividends.

13.	REGULATORY MATTERS

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. The California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. In addition, subject to prior regulatory approval, any state banking association may request an exception to this restriction. In 2006, ARB requested, and received approval for, a one-time payment of $2,500,000. At December 31, 2007, ARB had $1,941,000 in retained earnings available for dividend payments to the Company.

The Company has paid quarterly cash dividends on its common stock since the first quarter of 2004; prior to that, the Company paid cash dividends twice a year since 1992. It is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. In 2007, 2006 and 2005, the Company declared cash dividends in the amount of $.58, $.55 and $.49, respectively, per common share. The amounts have been adjusted to reflect 5% stock dividends declared in 2007 and in 2006. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

Regulatory Capital

The Company and ARB are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and ARB’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and its banking subsidiary met all their capital adequacy requirements as of December 31, 2007 and 2006.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

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

	December 31,

	2007		2006

	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Leverage Ratio

American River Bankshares and Subsidiaries	$42,358	7.7%	$45,114	7.8%
Minimum regulatory requirement	$21,956	4.0%	$23,097	4.0%

American River Bank	$42,616	7.8%	$45,842	8.0%
Minimum requirement for “Well-Capitalized” institution	$27,375	5.0%	$28,825	5.0%
Minimum regulatory requirement	$21,900	4.0%	$23,060	4.0%

Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$42,358	9.5%	$45,114	10.3%
Minimum regulatory requirement	$17,926	4.0%	$17,450	4.0%

American River Bank	$42,616	9.6%	$45,842	10.5%
Minimum requirement for “Well-Capitalized” institution	$26,775	6.0%	$26,087	6.0%
Minimum regulatory requirement	$17,850	4.0%	$17,391	4.0%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$47,963	10.7%	$50,572	11.6%
Minimum regulatory requirement	$35,874	8.0%	$34,932	8.0%

American River Bank	$48,198	10.8%	$51,282	11.8%
Minimum requirement for “Well-Capitalized” institution	$44,656	10.0%	$43,522	10.0%
Minimum regulatory requirement	$35,725	8.0%	$34,818	8.0%

14.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,

	2007	2006	2005

Merchant fee income	$544	$549	$509
Accounts receivable servicing fees (Note 7)	244	372	356
Income from residential lending division	401	256	283
Bank owned life insurance	404	192	178
Other	252	290	283

	$1,845	$1,659	$1,609

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	OTHER NONINTEREST INCOME AND EXPENSE (Continued)

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,

	2007	2006	2005

Professional fees	$832	$778	$732
Telephone and postage	420	411	439
Directors’ expense	378	311	429
Outsourced item processing	374	495	489
Advertising and promotion	338	357	331
Stationery and supplies	322	335	303
Amortization of intangible assets	308	330	352
Donations	62	88	82
Other operating expenses	1,314	1,271	1,231

	$4,348	$4,376	$4,388

15.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan commenced January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participants’ contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions (made after January 1, 2004) are 100% vested upon entering the plan. The Company’s contributions made prior to January 1, 2004 vest at a rate of 20% per year over a five year period. The Company’s contributions totaled $227,000, $217,000 and $220,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

The Company contracts with an administrator for an Employee Stock Purchase Plan which allows employees to purchase the Company’s stock at fair market value as of the date of purchase. The Company bears all costs of administering the Plan, including broker’s fees, commissions, postage and other costs actually incurred.

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants deferred balances at a rate based on U.S. Government Treasury rates, 8.7% at December 31, 2007. Deferred compensation, including interest earned, totaled $1,769,000, $1,488,000 and $1,147,000 at December 31, 2007, 2006 and 2005, respectively. The expense recognized under this plan totaled $142,000, $113,000 and $78,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	EMPLOYEE BENEFIT PLANS (Continued)

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. As of December 31, 2007 and 2006, the Company had accrued $521,000 and $352,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement. The expense recognized under this plan totaled $169,000, $126,000 and $115,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Under these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $10,101,000 and $9,697,000 at December 31, 2007 and 2006, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Tax-exempt income on these policies, net of expense, totaled approximately $404,000, $192,000 and $178,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2007 (dollars in thousands):

Balance, January 1, 2007	$2,239

Disbursements	1,354
Amounts repaid	(168)

Balance, December 31, 2007	$3,425

Undisbursed commitments to related parties, December 31, 2007	$31

The Company also leases two of its branch facilities from current or former members of the Company’s Board of Directors. Rental payments to the Directors totaled $106,000, $118,000 and $115,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2007, 2006 and 2005, the Company had other comprehensive income (loss) as follows (dollars in thousands):

	Before Tax	Tax (Expense) Benefit	After Tax

For the Year Ended December 31, 2007

Other comprehensive income:
Unrealized holding gains	$1,153	$(472)	$681
Less reclassification adjustment for realized gains included in net income	25	(10)	15

	$1,128	$(462)	$666

For the Year Ended December 31, 2006

Other comprehensive income:
Unrealized holding gains	$323	$(130)	$193
Less reclassification adjustment for realized gains included in net income	1		1

	$322	$(130)	$192

For the Year Ended December 31, 2005

Other comprehensive loss:
Unrealized holding losses	$(2,111)	$827	$(1,284)
Less reclassification adjustment for realized gains included in net income	48	(20)	28

	$(2,159)	$847	$(1,312)

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2007 and 2006:

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

Deposits: The fair values for non-maturing deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates offered at each reporting date for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Short-term and long-term borrowings: The fair value of short-term borrowings is estimated to be the carrying amount. The fair value of long-term borrowings is estimated using a discounted cash flow analysis using interest rates currently available for similar debt instruments.

Commitments to extend credit: The fair value of commitments are based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at December 31, 2007 and 2006.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2007		December 31, 2006

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$17,945	$17,945	$25,352	$25,352
Interest-bearing deposits in banks	4,951	4,963	4,951	4,955
Investment securities	113,724	113,825	148,240	147,929
Loans and leases, net	394,975	393,047	382,993	382,630
FHLB stock	2,800	2,800	3,071	3,071
Accounts receivable servicing receivables	1,666	1,666	2,581	2,581
Accrued interest receivable	2,691	2,691	3,131	3,131
Cash surrender value of life insurance policies	10,101	10,101	9,697	9,697

Financial liabilities:
Deposits	$455,645	$456,250	$493,875	$494,512
Short-term borrowings	51,603	51,603	37,270	37,270
Long-term borrowings			5,000	4,942
Accrued interest payable	747	747	868	868

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2007 and 2006
(Dollars in thousands)

	2007	2006

ASSETS

Cash and due from banks	$611	$308
Investment in subsidiaries	60,231	63,100
Dividends receivable from subsidiaries	840	300
Other assets	1,873	1,434

	$63,555	$65,142

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Dividends payable to shareholders	$839	$848
Other liabilities	2,743	1,923

Total liabilities	3,582	2,771

Shareholders’ equity:
Common stock	45,668	48,246
Retained earnings	14,204	14,690
Accumulated other comprehensive income (loss), net of taxes	101	(565)

Total shareholders’ equity	59,973	62,371

	$63,555	$65,142

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

Income:
Dividends declared by subsidiaries - eliminated in consolidation	$12,575	$9,570	$6,522
Management fee from subsidiaries - eliminated in consolidation	3,332	3,174	2,760
Other income	39	20	19

Total income	15,946	12,764	9,301

Expenses:
Salaries and employee benefits	2,766	2,647	2,338
Professional fees	384	386	225
Directors’ expense	288	237	339
Other expenses	696	726	611

Total expenses	4,134	3,996	3,513

Income before equity in undistributed income of subsidiaries	11,812	8,768	5,788

Equity in undistributed (distributed) income of subsidiaries	(3,637)	(28)	3,107

Income before income taxes	8,175	8,740	8,895

Income tax benefit	303	322	289

Net income	$8,478	$9,062	$9,184

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$8,478	$9,062	$9,184
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (distributed) earnings of subsidiaries	3,637	28	(3,107)
(Increase) decrease in dividends receivable from subsidiaries	(540)	542	9,143
Stock option compensation expense	301	221
(Increase) decrease in other assets	(500)	(206)	74
Increase (decrease) in other liabilities	820	32	(692)

Net cash provided by operating activities	12,196	9,679	14,602

Cash flows from investing activities:
Cash paid to Bank of Amador shareholders			(12,730)
Purchase of equipment	(41)	(58)	(353)

Net cash used in investing activities	(41)	(58)	(13,083)

Cash flows from financing activities:
Cash dividends paid	(3,328)	(3,325)	(2,753)
Exercise of stock options, including tax benefit	679	441	945
Cash paid to repurchase common stock	(9,194)	(6,724)	(2,017)
Cash paid for fractional shares	(9)	(21)	(32)

Net cash used in financing activities	(11,852)	(9,629)	(3,857)

Net increase (decrease) in cash and cash equivalents	303	(8)	(2,338)

Cash and cash equivalents at beginning of year	308	316	2,654

Cash and cash equivalents at end of year	$611	$308	$316

Non-cash financing activities:
Dividends declared and unpaid	$839	$848	$841
Cumulative effect of adopting SAB 108, net of taxes		$214

Selected Quarterly Information (Unaudited)

(In thousands, except per share and price range of common stock)

	March 31,	June 30,	September 30,	December 31,

2007

Interest income	$9,464	$9,498	$9,454	$9,062
Net interest income	6,547	6,609	6,680	6,566
Provision for loan and lease losses	121	144	50	135
Noninterest income	641	724	669	565
Noninterest expense	3,692	3,779	3,796	3,566
Income before taxes	3,375	3,410	3,503	3,430
Net income	2,086	2,098	2,152	2,142

Basic earnings per share	$.36	$.36	$.37	$.38
Diluted earnings per share	.35	.36	.37	.38
Cash dividends per share	.143	.143	.143	.150

Price range, common stock	$22.40-25.23	$22.25-23.33	$20.53-22.76	$15.80-21.43

2006

Interest income	$9,117	$9,463	$9,737	$9,637
Net interest income	6,792	6,699	6,798	6,777
Provision for loan and lease losses	84	156	30	50
Noninterest income	634	597	605	607
Noninterest expense	3,638	3,622	3,602	3,526
Income before taxes	3,704	3,518	3,771	3,808
Net income	2,243	2,137	2,275	2,407

Basic earnings per share	$.36	$.34	$.37	$.41
Diluted earnings per share	.35	.34	.37	.40
Cash dividends per share	.136	.136	.136	.143

Price range, common stock	$19.28-26.30	$23.36-26.30	$21.95-24.67	$21.91-24.26

The earnings per share, cash dividends, and price range have been adjusted for 5% stock dividends in 2007 and 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2007. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2007, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

          The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

          During the quarter ended December 31, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

          Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based upon those criteria.

          Perry-Smith LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report under Item 8, “Financial Statements and Supplementary Data,” has issued a report with respect to the Company’s internal control over financial reporting. The report of Perry-Smith LLP is set forth immediately below.

/s/ DAVID T. TABER	/s/ MITCHELL A. DERENZO

David T. Taber	Mitchell A. Derenzo
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors American River Bankshares

          We have audited American River Bankshares and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, American River Bankshares and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American River Bankshares and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated March 5, 2008 expressed an unqualified opinion.

/s/ Perry-Smith LLP

Sacramento, California
March 5, 2008

Item 9B. Other Information.

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

          The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

          The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

(3.1)

Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Commission on May 9, 2006.

(4.1)

Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California. **

(10.2)

Lease agreement between American River Bank and Bradshaw Plaza, Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and Marjorie G. Taylor dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California. **

(10.4)

Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.5)	Registrant’s 1995 Stock Option Plan. **

*(10.6)	Form of Nonqualified Stock Option Agreement under the 1995 Stock Option Plan. **

*(10.7)	Form of Incentive Stock Option Agreement under the 1995 Stock Option Plan. **

*(10.8)	Registrant’s Stock Option Gross-Up Plan and Agreement, as amended, dated May 20, 1998. **

*(10.9)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.10)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006.

(10.11)	Lease agreement and addendum between North Coast Bank, N.A. and Rosario LLC, each dated September 1, 1998, related to 50 Santa Rosa Avenue, Santa Rosa, California. **

(10.12)

Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

*(10.13)

Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006.

(10.14)

Lease agreement between R & R Partners, a California General Partnership and North Coast Bank, dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003; the First Amendment thereto, dated January 2, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on January 3, 2006; and the Second Amendment thereto, dated December 8, 2006, incorporated by reference from Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the Commission on May 7, 2007.

*(10.15)

Salary Continuation Agreement, as amended on June 2, 2006, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.9 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006 and the Salary Continuation Agreement Modification dated January 3, 2007, incorporated by reference from Exhibit 99.6 to the Registrant’s Report on Form 8-K, filed with the Commission on January 5, 2007.

*(10.16)

Salary Continuation Agreement, as amended on June 2, 2006, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.7 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006 and the Salary Continuation Agreement Modification dated January 3, 2007, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on January 5, 2007.

*(10.17)

Salary Continuation Agreement, as amended on June 2, 2006, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.8 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006, and the Salary Continuation Agreement Modification dated January 3, 2007, incorporated by reference from Exhibit 99.5 to the Registrant’s Report on Form 8-K, filed with the Commission on January 5, 2007.

*(10.18)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.19)

Registrant’s 401(k) Plan dated September 20, 2004, incorporated by reference from Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 12, 2004.

(10.20)

Lease agreement between Bank of Amador and the United States Postal Service, dated April 24, 2001, related to 424 Sutter Street, Jackson, California (***) and the First Amendment thereto, dated June 5, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on June 6, 2006.

*(10.21)

Salary Continuation Agreement, as amended on June 2, 2006, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.5 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.22)

Director Retirement Agreement, as amended on June 2, 2006, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.6 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.23)

Employment Agreement dated June 2, 2006 between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006.

(10.24)

Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 22, 2005, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on April 27, 2005.

(10.25)

Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on May 18, 2005.

(10.26)

Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated September 8, 2005, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on September 9, 2005.

*(10.27)

American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on March 17, 2006; and the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on March 23, 2007.

*(10.28)

American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.29)

Employment Agreement dated September 20, 2006 between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.30)

Employment Agreement dated September 20, 2006 between American River Bankshares and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.31)

Employment Agreement dated September 20, 2006 between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.32)

Employment Agreement dated September 20, 2006 between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.5 to the Registrant’s Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.33)

Salary Continuation Agreement, dated January 3, 2007, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on January 5, 2007.

*(10.34)

Salary Continuation Agreement, dated January 3, 2007, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.3 to the Registrant’s Report on Form 8-K, filed with the Commission on January 5, 2007.

(10.35)

Lease agreement between American River Bank and Sierra Investment Group, LLC, dated April 1, 2007, related to 3330 Cameron Park Drive, Suite 150, Cameron Park, California incorporated by reference from Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the Commission on May 7, 2007.

(10.36)

Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on October 16, 2007.

(14.1)

Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(21.1)	The Registrant’s only subsidiaries are American River Bank and American River Financial.

(23.1)	Consent of Perry-Smith LLP.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Registrant by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contracts, compensatory plans or arrangements.

** Incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

*** Incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-119085) filed with the Commission on September 17, 2004.

          An Annual Report for the fiscal year ended December 31, 2007 and Notice of Annual Meeting and Proxy Statement for the Company’s 2008 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

March 5, 2008	By:	/s/ DAVID T. TABER

David T. Taber
Chief Executive Officer
(Principal Executive Officer)

March 5, 2008	By:	/s/ MITCHELL A. DERENZO

Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. FITE	Director, Chairman	3/05/08

Charles D. Fite

/s/ ROGER J. TAYLOR	Director, Vice Chairman	3/05/08

Roger J. Taylor

/s/ AMADOR S. BUSTOS	Director	3/05/08

Amador S. Bustos

/s/ DORENE C. DOMINGUEZ	Director	3/05/08

Dorene C. Dominguez

/s/ ROBERT J. FOX	Director	3/05/08

Robert J. Fox

/s/ WILLIAM A. ROBOTHAM	Director	3/05/08

William A. Robotham

/s/ DAVID T. TABER	Director	3/05/08

David T. Taber

/s/ STEPHEN H. WAKS	Director	3/05/08

Stephen H. Waks

/s/ MICHAEL A. ZIEGLER	Director	3/04/08

Michael A. Ziegler

EXHIBIT INDEX

Exhibit Number	Description	Page

23.1	Consent of Perry-Smith LLP	98

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	99

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	100

32.1	Certification of American River Bankshares Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	101