Form 10-Q
period 2008-03-31
AMERICAN RIVER BANKSHARES
filed 2008-05-06
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008
                                    --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________


                        Commission File Number: 0-31525


                            AMERICAN RIVER BANKSHARES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                      68-0352144
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


3100 Zinfandel Drive, Rancho Cordova, California              95670
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)


                                 (916) 851-0123
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]              Accelerated filer         [X]

     Non-accelerated filer   [ ]              Smaller reporting company [ ]
     (Do not check if a smaller
     reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     No par value Common Stock - 5,531,528 shares outstanding at May 6, 2008.

                            AMERICAN RIVER BANKSHARES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2008

Part I.                                                                    Page

  Item 1.   Financial Statements                                              3
  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              12
  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       28
  Item 4.   Controls and Procedures                                          29

Part II.

  Item 1.   Legal Proceedings                                                30
  Item 1A.  Risk Factors                                                     30
  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      30
  Item 3.   Defaults Upon Senior Securities                                  30
  Item 4.   Submission of Matters to a Vote of Security Holders              30
  Item 5.   Other Information                                                31
  Item 6.   Exhibits                                                         31


Signatures                                                                   35

Exhibit Index                                                                36

  10.37     Addendum B to the Lease agreement between American River
            Bank and Sierra Investment Group, LLC, dated April 1,
            2008, related to 3330 Cameron Park Drive, Suite 150,
            Cameron Park, California.                                        37

  31.1      Certifications of Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002                    38

  31.2      Certifications of the Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002                    39

  32.1      Certifications of Chief Executive Officer and Chief
            Financial Officer pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                                       40


                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                            AMERICAN RIVER BANKSHARES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                             March 31,      December 31,
                                                                               2008             2007
                                                                          -------------    -------------
ASSETS

Cash and due from banks                                                   $      32,029    $      16,245
Federal funds sold                                                                   --            1,700
                                                                          -------------    -------------
      Total cash and cash equivalents                                            32,029           17,945

Interest-bearing deposits in banks                                                4,942            4,951
Investment securities:
   Available-for-sale (amortized cost: 2008--$78,629; 2007--$78,799)             79,654           78,970
   Held-to-maturity (fair value: 2008--$32,679; 2007--$34,855)                   32,075           34,754
Loans and leases, less allowance for loan and lease losses of
   $6,017 at March 31, 2008 and $5,883 at December 31, 2007                     398,424          394,975
Premises and equipment, net                                                       2,008            1,983
Federal Home Loan Bank stock                                                      3,031            2,800
Accounts receivable servicing receivables, net                                    1,621            1,666
Goodwill and other intangible assets                                             17,442           17,514
Accrued interest receivable and other assets                                     16,720           18,127
                                                                          -------------    -------------
                                                                          $     587,946    $     573,685
                                                                          =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                                    $     130,051    $     132,666
   Interest bearing                                                             331,914          322,979
                                                                          -------------    -------------
      Total deposits                                                            461,965          455,645

Short-term borrowings                                                            38,391           51,603
Long-term borrowings                                                             17,500               --
Accrued interest payable and other liabilities                                    9,691            6,464
                                                                          -------------    -------------

      Total liabilities                                                         527,547          513,712
                                                                          -------------    -------------
Commitments and contingencies
Shareholders' equity:
   Common stock - no par value; 20,000,000 shares
     authorized; issued and outstanding - 5,531,528 shares at
     March 31, 2008 and 5,590,277 shares at December 31, 2007                    44,587           45,668
   Retained earnings                                                             15,207           14,204
   Accumulated other comprehensive income, net of taxes                             605              101
                                                                          -------------    -------------

      Total shareholders' equity                                                 60,399           59,973
                                                                          -------------    -------------
                                                                          $     587,946    $     573,685
                                                                          =============    =============

            See Notes to Unaudited Consolidated Financial Statements


                            AMERICAN RIVER BANKSHARES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)
For the three month periods ended March 31,
                                                                    2008             2007
                                                                ----------------------------
Interest income:
    Interest and fees on loans and leases                       $      7,244    $      7,848
    Interest on Federal funds sold                                         2               3
    Interest on deposits in banks                                         65              68
    Interest and dividends on investment securities:
       Taxable                                                         1,000           1,249
       Exempt from Federal income taxes                                  264             288
       Dividends                                                           3               8
                                                                ----------------------------
          Total interest income                                        8,578           9,464
                                                                ----------------------------
Interest expense:
    Interest on deposits                                               1,743           2,447
    Interest on borrowings                                               493             470
                                                                ----------------------------
          Total interest expense                                       2,236           2,917
                                                                ----------------------------

          Net interest income                                          6,342           6,547

Provision for loan and lease losses                                      337             121
                                                                ----------------------------
          Net interest income after provision for loan and
          lease losses                                                 6,005           6,426
                                                                ----------------------------

Noninterest income                                                       585             641
                                                                ----------------------------
Noninterest expense:
    Salaries and employee benefits                                     2,021           2,125
    Occupancy                                                            364             341
    Furniture and equipment                                              191             164
    Other expense                                                      1,053           1,062
                                                                ----------------------------
          Total noninterest expense                                    3,629           3,692
                                                                ----------------------------

          Income before provision for income taxes                     2,961           3,375

Provision for income taxes                                             1,128           1,289
                                                                ----------------------------

          Net income                                            $      1,833    $      2,086
                                                                ============================

Basic earnings per share                                        $       0.33    $       0.36
                                                                ============================

Diluted earnings per share                                      $       0.33    $       0.35
                                                                ============================
Cash dividends per share of outstanding common
    stock, adjusted for stock dividends                         $       0.15    $       0.14
                                                                ============================

            See Notes to Unaudited Consolidated Financial Statements


                           AMERICAN RIVER BANKSHARES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (dollars in thousands) (Unaudited)
                                                                                            Accumulated
                                                                                              Other
                                                          Common Stock                     Comprehensive     Total        Total
                                                     -----------------------    Retained      Income     Shareholders' Comprehensive
                                                       Shares       Amount      Earnings      (Loss)        Equity       Income
                                                     ----------   ----------   ----------   -----------   ----------   ----------
Balance, January 1, 2007                              5,657,346   $   48,246   $   14,690   $      (565)  $   62,371

Comprehensive income:
   Net income                                                                       8,478                      8,478   $    8,478
   Other comprehensive income, net of tax:
       Net change in unrealized gains (losses) on
         available-for-sale investment securities                                                   666          666          666
                                                                                                                       ----------

         Total comprehensive income                                                                                    $    9,144
                                                                                                                       ==========


Cash dividends ($0.58 per share)                                                   (3,319)                    (3,319)
Fractional shares redeemed for stock dividend                (6)          (9)                                     (9)
5% stock dividend                                       265,683        5,645       (5,645)
Stock options exercised and related tax benefit          54,569          679                                     679
Stock option compensation expense                                        301                                     301
Retirement of common stock                             (387,315)      (9,194)                                 (9,194)
                                                     ----------   ----------   ----------   -----------   ----------
              Balance, December 31, 2007              5,590,277       45,668       14,204           101       59,973

Comprehensive income:
   Net income                                                                       1,833                      1,833   $    1,833
   Other comprehensive income, net of tax:
       Net change in unrealized gains on
         available-for-sale
         investment securities                                                                      504          504          504
                                                                                                                       ----------

          Total comprehensive income                                                                                   $    2,337
                                                                                                                       ==========

Cash dividends ($0.15 per share)                                                     (830)                      (830)
Stock options exercised and related tax benefit          21,751          235                                     235
Stock option compensation expense                                         68                                      68
Retirement of common stock                              (80,500)      (1,384)                                 (1,384)
                                                     ----------   ----------   ----------   -----------   ----------
              Balance, March 31, 2008                 5,531,528   $   44,587   $   15,207   $       605   $   60,399
                                                      =========   ==========   ==========   ===========   ==========

            See Notes to Unaudited Consolidated Financial Statements


                           AMERICAN RIVER BANKSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(dollars in thousands)
For the three months ended March 31,
                                                                              2008            2007
                                                                          ------------    ------------
Cash flows from operating activities:
    Net income                                                            $      1,833    $      2,086
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan and lease losses                                       337             121
         Decrease in deferred loan origination fees, net                           (53)            (75)
         Depreciation and amortization                                             194             202
         Gain on sale of securities                                                 --              --
         Amortization of investment security premiums
              and discounts, net                                                    36              88
         Provision for accounts receivable
             servicing receivable allowance for losses                              --               1
         Increase in cash surrender value of life insurance                       (101)            (97)
             policies
         Stock option compensation expense                                          68              62
         Tax benefit from exercise of stock options                                (65)            (35)
         Decrease (increase) in accrued interest
              receivable and other assets                                        1,162            (604)
         Increase in accrued interest payable
              and other liabilities                                              3,236             872
                                                                          ------------    ------------

                   Net cash provided by operating activities              $      6,647    $      2,621
                                                                          ------------    ------------
Cash flows from investing activities:
         Proceeds from the sale of investment securities                            --           6,494
         Proceeds from matured and called available-for-sale
               investment securities                                             1,905           9,300
         Purchases of available-for-sale investment securities                      --              --
         Purchases of held-to-maturity investment securities                    (3,132)           (967)
         Proceeds from principal repayments for available-
                for-sale investment securities                                   1,339             718
         Proceeds from principal repayments for held-to-
                maturity investment securities                                   2,701           1,781
         Net decrease in interest-bearing deposits in bank                           9              --
         Net (increase) decrease in loans                                       (3,732)          3,301
         Proceeds from sale of other real estate                                    61              --
         Net decrease in accounts receivable servicing receivables                  45             738
         Purchases of equipment                                                   (148)            (44)
         Net increase in FHLB stock                                               (231)            (48)
                                                                          ------------    ------------

                   Net cash (used in) provided by investing activities    $     (1,183)   $     21,273
                                                                          ------------    ------------


    Cash flows from financing activities:
         Net increase (decrease) in demand, interest-bearing
             and savings deposits                                         $      4,486    $     (4,380)
         Net increase (decrease) in time deposits                                1,834          (3,751)
         Net decrease in short-term borrowings                                 (13,212)        (17,187)
         Net increase (decrease) in long-term borrowings                        17,500          (2,500)
         Payment of cash dividends                                                (839)           (850)
         Cash paid to repurchase common stock                                   (1,384)         (4,079)
         Exercise of stock options                                                 170             141
          Tax benefit from exercise of stock options                                65              35
                                                                          ------------    ------------

                   Net cash provided by (used in) financing activities    $      8,620    $    (32,571)
                                                                          ------------    ------------
                   Increase (decrease) in cash and cash
                     equivalents                                                14,084          (8,677)

Cash and cash equivalents at beginning of year                                  17,945          25,352
                                                                          ------------    ------------

Cash and cash equivalents at end of period                                $     32,029    $     16,675
                                                                          ============    ============


            See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at March 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the three-month periods ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2007 annual report on Form 10-K. The results of operations for the three-month month period ended March 31, 2008 may not necessarily be indicative of the operating results for the full year.

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

Stock Option Compensation

The weighted average grant date fair value of options granted for the three month periods ended March 31, 2008 and 2007 was $2.91 and $6.07, respectively. For the three-month periods ended March 31, 2008 and 2007, the compensation cost recognized for stock option compensation was $68,000 and $62,000, respectively. The recognized tax benefit for stock option compensation expense was $8,000 and $11,000, for the three-month periods ended March 31, 2008 and 2007, respectively. At March 31, 2008, the total compensation cost related to nonvested awards not yet recorded is expected to be $937,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 3.5 years.

Stock Option Activity

A summary of option activity under the stock option plans as of March 31, 2008 and changes during the period then ended is presented below:

                                                                                             Weighted
                                                                            Weighted          Average        Aggregate
                                                                            Average          Remaining       Intrinsic
                                                                            Exercise        Contractual        Value
             Options                                         Shares          Price             Term            ($000)
             -------                                       -----------     -----------    --------------     ---------
    Outstanding at January 1, 2008                             332,310     $     18.33         6.5 years     $     731
             Granted                                            60,785     $     17.00         9.9 years            --
             Exercised                                         (21,751)    $      7.74                --            --
             Cancelled                                         (11,033)    $     23.10                --            --
                                                           -----------
    Outstanding at March 31, 2008                              360,311     $     18.63         7.1 years     $     468
                                                           ===========                    ==============     =========
    Exercisable (vested) at March 31, 2008                     165,053     $     16.18         5.5 years     $     467
                                                           ===========                    ==============     =========

The intrinsic value was derived from the market price of the Company's common stock of $16.25 as of March 31, 2008.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $97,688,000 and standby letters of credit of approximately $6,131,000 at March 31, 2008. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at March 31, 2008 or March 31, 2007.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,561,100 shares for the three-month period ended March 31, 2008, and 5,842,959 shares for the three-month period ended March 31, 2007). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (31,058 shares for the three-month period ended March 31, 2008 and 82,416 for the three-month period ended March 31, 2007). Earnings per share is retroactively adjusted for stock splits and stock dividends for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income (loss). Other comprehensive income, net of taxes, was comprised of the unrealized gains on available-for-sale investment securities of $504,000 for the three-month period ended March 31, 2008 and $197,000 for the three-month period ended March 31, 2007. Comprehensive income was $2,337,000 for the three-month period ended March 31, 2008 and $2,283,000 for the three-month period ended March 31, 2007. Reclassification adjustments resulting from gain or loss on sale of investment securities were not significant for all periods presented.

6. BORROWING ARRANGEMENTS

The Company has a total of $52,000,000 in unsecured short-term borrowing arrangements with three of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2008 or December 31, 2007.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $55,891,000 were outstanding from the FHLB at March 31, 2008, bearing interest rates ranging from 1.81% to 5.21% and maturing between April 1, 2008 and October 19, 2010. Advances totaling $51,603,000 were outstanding from the FHLB at December 31, 2007, bearing interest rates ranging from 3.25% to 5.21% and maturing between January 2, 2008 and October 30, 2008. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2008 and December 31, 2007 totaled $69,165,000 and $79,631,000, respectively.

7. INCOME TAXES

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

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2008.

8.  FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first quarter of 2008.

The following table presents information about the Company's assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement, in its entirety, requires judgment and considers factors specific to the asset or liability.

(in thousands)
--------------------------------------- ------------------- -----------------------------------------------------------
         Description                        Fair Value                       Fair Value Measurements
                                          March 31, 2008                     at March 31, 2008 Using
--------------------------------------- ------------------- -----------------------------------------------------------
                                                              Quoted Prices in          Other          Significant
                                                             Active Markets for      Observable        Unobservable
                                                              Identical Assets         Inputs             Inputs
                                                                 (Level 1)            (Level 2)         (Level 3)
--------------------------------------- ------------------- --------------------- ------------------ ------------------
Assets and liabilities measured on a
recurring basis:
Available-for-sale securities                 $     79,654             $   305         $     79,349            $     --
                                              ------------             -------         ------------            --------
--------------------------------------- ------------------- --------------------- ------------------ ------------------
Total                                         $     79,654             $   305         $     79,349            $     --
                                              ------------             -------         ------------            --------
--------------------------------------- ------------------- --------------------- ------------------ ------------------


Assets and liabilities measured on a
non recurring basis:
--------------------------------------- ------------------- --------------------- ------------------ ------------------
Impaired loans                                $      9,767             $    --         $      9,767            $     --
                                              ------------             -------         ------------            --------
--------------------------------------- ------------------- --------------------- ------------------ ------------------
Total                                         $      9,767             $    --         $      9,767            $     --
                                              ------------             -------         ------------            --------
--------------------------------------- ------------------- --------------------- ------------------ ------------------

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities - Fair values for investment securities are based on evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Evaluated pricing applications apply available information, as applicable, through processes such as benchmark curves, benchmarking off of like securities, sector groupings, and matrix pricing.

Impaired Loans --The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts between December 31, 2007 and March 31, 2008 and its income and expense accounts for the three-month periods ended March 31, 2008 and 2007. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited.

         Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation;
(11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. These factors and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2007 and its 2008 reports filed on Form 8-K.

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

Stock-Based Compensation

         The Company recognizes compensation expense in an amount equal to the fair value of the share-based payments such as stock options granted to employees. The Company records compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that were outstanding on January 1, 2006 and for all awards granted after that date as they vest. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and the risk-free interest rate.

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

Fair Value

         Effective January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements", which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

         See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.

General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 125 full-time employees as of March 31, 2008.

         The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank, and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

         American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates: (1) five full service offices and one convenience office in Sacramento and Placer Counties including the head office located at 1545 River Park Drive, Suite 107, Sacramento, and branch offices located at 520 Capitol Mall, Suite 100, Sacramento, 9750 Business Park Drive, Sacramento, 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville, and the convenience office (limited service office) located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, and (2) three full service offices in Sonoma County located at 412 Center Street, Healdsburg, 8733 Lakewood Drive, Windsor, and 50 Santa Rosa Avenue, Suite 100, Santa Rosa, operated under the name "North Coast Bank, a division of American River Bank." North Coast Bank was acquired by the Company in 2000 as a separate bank subsidiary and was merged with and into American River Bank in 2003. The Company acquired Bank of Amador located in Jackson, California in 2004. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices as "Bank of Amador, a division of American River Bank" within its primary service area of Amador County, in the cities of Jackson, Pioneer and Ione.

         American River Bank's deposits are insured by the Federal Deposit Insurance Corporation up to applicable legal limits. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and revolving credit loans and offers other customary banking services. American River Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994.

         During 2008, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol "AMRB."

Overview

         The Company recorded net income of $1,833,000 for the quarter ended March 31, 2008, which was $253,000 (12.1%) below the $2,086,000 reported for the same period of 2007. Diluted earnings per share for the first quarter of 2008 were $0.33, 5.7% below the $0.35 recorded in the first quarter of 2007. The return on average equity (ROAE) and the return on average assets (ROAA) for the first quarter of 2008 were 12.26% and 1.28%, respectively, as compared to 14.02% and 1.44%, respectively, for the same period in 2007.

         Total assets of the Company increased by $14,261,000 (2.5%) from $573,685,000 at December 31, 2007 to $587,946,000 at March 31, 2008. Net loans totaled $398,424,000 at March 31, 2008, up $3,449,000 (0.9%) from the
$394,975,000 at December 31, 2007. Deposit balances at March 31, 2008 totaled $461,965,000, up $6,320,000 (1.4%) from $455,645,000 at December 31, 2007.

         The Company ended the first quarter of 2008 with a Tier 1 capital ratio of 9.4% and a total risk-based capital ratio of 10.7% versus 9.5% and 10.7%, respectively, at December 31, 2007.

         Table One below provides a summary of the components of net income for the periods indicated. See the "Results of Operations" section that follows for an explanation of the fluctuations in the individual components.

Table One:  Components of Net Income
--------------------------------------------------------------------------------
                                                       For the three months
                                                         ended March 31
                                                 ----------------------------
(dollars in thousands)                               2008            2007
                                                 ------------    ------------
Net interest income*                             $      6,427    $      6,636
Provision for loan losses                                (337)           (121)
Noninterest income                                        585             641
Noninterest expense                                    (3,629)         (3,692)
Provision for income taxes                             (1,128)         (1,289)
Tax equivalent adjustment                                 (85)            (89)
                                                 ------------    ------------

Net income                                       $      1,833    $      2,086
                                                 ============    ============

--------------------------------------------------------------------------------
Average total assets                             $    573,901    $    588,775
Net income (annualized) as a percentage
  of average total assets                                1.28%           1.44%

--------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 4.94% for the three months ended March 31, 2008 compared to 5.04% for the three months ended March 31, 2007.

         The fully taxable equivalent interest income component for the first quarter of 2008 decreased $890,000 (9.3%) to $8,663,000 compared to $9,553,000 for the three months ended March 31, 2007. The decrease in the fully taxable equivalent interest income for the first quarter of 2008 compared to the same period in 2007 is broken down by rate (down $915,000) and volume (up $25,000). The rate decrease can be attributed to decreases implemented by the Company during the latter part of 2007 and the first quarter of 2008 in response to the Federal Reserve Board (the "FRB") decreases in the Federal funds and discount rates. Decreases by the FRB have resulted in six rate drops totaling 300 basis point decreases since September 2007. In addition, an increased level of non-accrual loans resulted in foregone interest income of approximately $336,000 during the first quarter of 2008. The overall decreasing interest rate environment and the negative effect of the non-accrual loans resulted in a 60 basis point decrease in the yield on average earning assets from 7.26% for 2007 to 6.66% for 2008. The volume increase occurred despite a 1.9% decrease in average earning assets as a result of a shift in balances from lower earning investments to higher earning loans. The decrease in average earning assets was based on the Company's decision to use the proceeds from principal reductions and maturing investment securities to reduce the level of higher cost time deposits and provide funding for loan growth. This strategy has reduced the average balances on investment securities by 18.6% from $141,045,000 during the first quarter of 2007 to $114,045,000 during the first quarter of 2008, while average loan balances increased $16,108,000 or 4.2% from $387,398,000 during the first quarter of 2007 to $403,506,000 during the first quarter of 2008. The increase in average loans is the result of the Company's continued concentrated focus on business lending.

         Interest expense was $681,000 (23.3%) lower in the first quarter of 2008 versus the prior year period. The average balances on interest bearing liabilities were $6,381,000 (1.7%) higher in the first quarter of 2008 versus the same quarter in 2007. The higher balances accounted for a $95,000 increase in interest expense. Average borrowings were up $18,063,000 (48.5%) as the Company focused on reducing the higher cost time deposits and replacing them with lower cost other borrowings. Average time deposits were down $13,628,000 or 10.4% from $131,604,000 during the first quarter of 2007 to $117,976,000 during the first quarter of 2008. Decreased rates accounted for a $776,000 reduction in interest expense for the three-month period ended March 31, 2008. The decrease in rates is a direct result of the lower overall rate environment. Rates paid on interest bearing liabilities decreased 80 basis points from the first quarter of 2007 to the first quarter of 2008 from 3.18% to 2.38%.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
-----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,
                                                       2008                                   2007
(Taxable Equivalent Basis)             -----------------------------------    -----------------------------------
(dollars in thousands)                    Avg                      Avg           Avg                      Avg
                                        Balance      Interest    Yield (4)     Balance      Interest    Yield (4)
                                       ---------    ---------    ---------    ---------    ---------    ---------
Assets
Earning assets:
  Loans and leases (1)                 $ 403,506    $   7,244         7.22%   $ 387,398    $   7,848         8.22%
  Taxable investment
     Securities                           87,971        1,000         4.57%     110,666        1,249         4.58%
  Tax-exempt investment
     securities (2)                       26,607          348         5.26%      29,818          376         5.11%
  Corporate stock (2)                        244            4         6.59%         561            9         6.51%
  Federal funds sold                         249            2         3.23%         238            3         5.11%
  Investments in time deposits             4,943           65         5.29%       4,964           68         5.56%
                                       ---------    ---------                 ---------    ---------
Total earning assets                     523,520        8,663         6.66%     533,645        9,553         7.26%
                                                    ---------                              ---------
Cash & due from banks                     16,686                                 20,919
Other assets                              39,411                                 40,129
Allowance for loan & lease losses         (5,916)                                (5,918)
                                       ---------                              ---------
                                       $ 573,901                              $ 588,775
                                       =========                              =========

Liabilities & Shareholders' Equity
Interest bearing liabilities:
  Interest checking and money market   $ 168,500          597         1.42%   $ 165,321          906         2.22%
  Savings                                 36,301           86         0.95%      37,534          130         1.40%
  Time deposits                          117,976        1,060         3.61%     131,604        1,411         4.35%
  Other borrowings                        55,337          493         3.58%      37,274          470         5.11%
                                       ---------    ---------                 ---------    ---------
Total interest bearing liabilities       378,114        2,236         2.38%     371,733        2,917         3.18%
                                                    ---------                              ---------
Noninterest bearing demand deposits      128,868                                150,754
Other liabilities                          6,785                                  5,955
                                       ---------                              ---------
Total liabilities                        513,767                                528,442
Shareholders' equity                      60,134                                 60,333
                                       ---------                              ---------
                                       $ 573,901                              $ 588,775
                                       =========                              =========
Net interest income & margin (3)                    $   6,427         4.94%                $   6,636         5.04%
                                                    =========    =========                 =========    =========

(1) Loan interest includes loan fees of $110,000 and $144,000 during the three months ending March 31, 2008 and March 31, 2007, respectively. Average loan balances include non-performing loans.

(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2008 and 2007.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

(4) Average yield is calculated based on actual days in quarter (91 days for 2008 and 90 days for 2007) and annualized to actual days in year (366 days in 2008 and 365 days in 2007).


Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
---------------------------------------------------------------------------------------------
Three Months Ended March 31, 2008 over 2007 (dollars in thousands)
Increase (decrease) due to change in:

                                                    Volume         Rate (4)       Net Change
                                                 ------------    ------------    ------------
Interest-earning assets:
   Net loans (1)(2)                              $        329    $       (933)   $       (604)
   Taxable investment securities                         (258)              9            (249)
   Tax exempt investment securities (3)                   (41)             13             (28)
   Corporate stock                                         (5)             --              (5)
   Federal funds sold                                      --              (1)             (1)
   Investment in time deposits                             --              (3)             (3)
                                                 ------------    ------------    ------------
     Total                                                 25            (915)           (890)
                                                 ------------    ------------    ------------
Interest-bearing liabilities:
   Interest checking and money market                      17            (326)           (309)
   Savings deposits                                        (4)            (40)            (44)
   Time deposits                                         (148)           (203)           (351)
   Other borrowings                                       230            (207)             23
                                                 ------------    ------------    ------------
     Total                                                 95            (776)           (681)
                                                 ------------    ------------    ------------
Interest differential                            $        (70)   $       (139)   $       (209)
                                                 ============    ============    ============
---------------------------------------------------------------------------------------------

(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.

(2) Loan fees of $110,000 and $144,000 during the three months ending March 31, 2008 and March 31, 2007, respectively, have been included in the interest income computation.

(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2008 and 2007.

(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $337,000 for loan and lease losses for the first quarter of 2008 as compared to $121,000 for the first quarter of 2007. Net loan and lease losses for the three months ended March 31, 2008 were $203,000 or .20% (on an annualized basis) of average loans and leases as compared to $60,000 or ..06% (on an annualized basis) of average loans and leases for the three months ended March 31, 2007. For additional information see the "Allowance for Loan and Lease Losses Activity."

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated.

Table Four:  Components of Noninterest Income
-----------------------------------------------------------------------------
(dollars in thousands)                                Three Months Ended
                                                            March 31,
                                                 ----------------------------
                                                      2008           2007
-----------------------------------------------------------------------------
Service charges on deposit accounts              $        185    $        194
Accounts receivable servicing fees                         48              71
Gain on sale of securities                                 --              --
Merchant fee income                                       123             128
Income from residential lending                            70              65
Bank owned life insurance                                 100              98
Other                                                      59              85
-----------------------------------------------------------------------------
           Total noninterest income              $        585    $        641
-----------------------------------------------------------------------------

         Noninterest income decreased $56,000 (8.7%) to $585,000 for the three months ended March 31, 2008 as compared to $641,000 for the three months ended March 31, 2007. The decrease from the first quarter of 2007 to the first quarter of 2008 was primarily related to lower income from fees from accounts receivable servicing (down $23,000 or 32.4%) which resulted from lower overall volume.

Noninterest Expense

         Noninterest expense decreased $63,000 (1.7%) to a total of $3,629,000 in the first quarter of 2008 versus $3,692,000 in the first quarter of 2007. Salary and employee benefits decreased $104,000 (4.9%) from $2,125,000 during the first quarter of 2007 to $2,021,000 during the first quarter of 2008. The decrease was due in part to a decrease in the Company's performance based incentive accrual which decreased $59,000 (31.6%) from $187,000 in the first quarter of 2007 to $128,000 in the first quarter of 2008 and a reduction in the number of employees. At March 31, 2008, the Company employed 125 persons on a full-time equivalent basis as compared to 130 at March 31, 2007. On a quarter-over-quarter basis, occupancy expense increased $23,000 (6.7%) and furniture and equipment expense increased $27,000 (16.5%). Of the increase in occupancy and furniture and equipment $11,000 and $12,000, respectively, relate to increased expenses for our Pioneer office which was relocated during the fourth quarter of 2007. Other expense decreased $9,000 (0.8%) to a total of $1,053,000 in the first quarter of 2008 versus the first quarter of 2007. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the first quarters of 2008 and 2007 were 50.7% and 49.7%, respectively.

Provision for Income Taxes

         Federal and State income taxes for the first quarter of 2008 decreased $161,000 (12.5%) to $1,128,000 from $1,289,000 for the first quarter of 2007.
The effective tax rate for the quarter ended March 31, 2008 was 38.1% consistent with the 38.2% during the first quarter of 2007.

Balance Sheet Analysis

         The Company's total assets were $587,946,000 at March 31, 2008 as compared to $573,685,000 at December 31, 2007, representing an increase of $14,261,000 (2.5%). The average assets for the three months ended March 31, 2008 were $573,901,000, which represents a decrease of $14,874,000 or 2.5% over the balance of $588,775,000 during the three-month period ended March 31, 2007.

Investment Securities

         The Company classifies its investment securities at the time of purchase as held-to-maturity or available-for-sale. The Company's intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company's investment securities held on March 31, 2008 and December 31, 2007.

Table Five: Investment Securities Composition
(dollars in thousands)
                                                   March 31,        December 31,
Available-for-sale (at fair value)                   2008              2007
--------------------------------------------------------------------------------
Debt securities:
   U.S. Government agencies                      $      14,849     $      16,506
   Mortgage-backed securities                           32,580            31,066
   Obligations of states and political
    subdivisions                                        31,920            31,111
   Corporate stock                                         305               287
--------------------------------------------------------------------------------
Total available-for-sale investment securities   $      79,654     $      78,970
================================================================================

Held-to-maturity (at amortized cost)
--------------------------------------------------------------------------------
Debt securities:
   Mortgage-backed securities                    $      32,075     $      34,754
--------------------------------------------------------------------------------
Total held-to-maturity investment securities     $      32,075     $      34,754
================================================================================

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

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and
(8) consumer loans. At March 31, 2008, these categories accounted for approximately 27%, 47%, 2%, 16%, 2%, 1%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 26%, 48%, 2%, 16%, 2%, 1%, 2% and 3% at December 31, 2007. Continuing marketing efforts, particularly in the business banking field, resulted in new borrowers and credit extensions were expanded to existing borrowers resulting in the Company originating $32,300,000 in new loans during the first three months of 2008. Total loans increased $3,530,000 (0.9%) from December 31, 2007. Table Six below summarizes the composition of the loan portfolio as of March 31, 2008 and December 31, 2007.

Table Six: Loan and Lease Portfolio Composition
--------------------------------------------------------------------------------------------------------
(dollars in thousands)                         March 31,     December 31,      Change        Percentage
                                                 2008            2007        in dollars       change
--------------------------------------------------------------------------------------------------------
Commercial                                  $    109,553    $    105,467    $      4,086             3.9%
Real estate
   Commercial                                    189,471         191,774          (2,303)           (1.2%)
   Multi-family                                    8,559           5,830           2,729            46.8%
   Construction                                   64,794          66,022          (1,228)           (1.9%)
   Residential                                     9,894           9,285             609             6.6%
Lease financing receivable                         3,705           4,070            (365)           (9.0%)
Agriculture                                        8,186           8,177               9             0.1%
Consumer                                          10,743          10,750              (7)           (0.1%)
--------------------------------------------------------------------------------------------------------
Total loans and leases                           404,905         401,375           3,530             0.9%
Deferred loan and lease fees, net                   (464)           (517)             53
Allowance for loan and lease losses               (6,017)         (5,883)           (134)
--------------------------------------------------------------------------------------------------------
Total net loans and leases                  $    398,424    $    394,975    $      3,449             0.6%
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

         Subprime real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Many of these subprime loans were made with adjustable interest rates that reset upward after an introductory period. Such subprime loans coupled with declines in housing prices have led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company does not have any such "subprime" loans at March 31, 2008.

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

         The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rate and terms, absorption and sale rates, real estate values, supply and demand factors, rates of return, operating expenses, inflation, and sufficiency of repayment sources independent of the real estate including, in some instances, personal guarantees.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 67.4% of the Company's loan and lease portfolio at March 31, 2008, down from 68.0% at December 31, 2007. Management believes that the residential land and residential construction portion of the Company's loan portfolio carries more credit risk than it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company's market area. Management has responded by evaluating loans that it considers to carry any material risk above the normal risk of collectability, and taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease loss at levels adequate to reflect the loss risk inherent in its total loan portfolio.

         A substantial further decline in the economy in general, or an additional decline in real estate values in the Company's primary market areas in particular, could have a further adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         At March 31, 2008, non-performing loans and leases (those loans and leases on non-accrual status and those loans and leases still accruing and past due 90 days or more) were $11,688,000 or 2.89% of total loans and leases. Non-performing loans and leases were $7,440,000 or 1.86% of total loans and leases at December 31, 2007. The increase was primarily related to the addition of eight individual loans to a developer totaling $3,734,000. At March 31, 2008, three borrower relationships made up $10,371,000 or 88.7% of the non-performing loans and leases. Of these three relationships, two continue from the last quarter consisting of a $1,352,000 development loan for residential lots and a $5,286,000 loan for a mini storage facility. The development loan in an approximate total amount of $4.6 million is a loan in which the Company participates with other lenders. The Company has a net 29% interest in the loan and a loan balance of $1,352,000. The loan had an original commitment of $6.9 million and loan to cost ratio of 75%. The loan is a lot development loan for 29 single-family residential lots, 47 townhouses and 3 commercial lots located in Amador County with a current appraised value that exceeds the carrying value of the loan. Non-judicial foreclosure proceedings were commenced related to the loan by the filing of a notice of default. The mini storage loan in the amount of $5,286,000 is a commercial loan for a mini storage facility in El Dorado County with an original loan to value ratio from 2002 of 59.8% and a current appraisal that exceeds the carrying value of the loan. In April 2008, the Company confirmed that the borrower on the mini storage facility loan had filed for reorganization under Chapter 11 bankruptcy. The business has appointed new management and we have received a projection that appears to indicate that they have the ability to service our loan at a market rate of interest, however, since we have yet to receive payments we continue to keep the loan on nonaccrual status. During the first quarter of 2008, the Company added an additional relationship in the amount of $3,734,000. This relationship is made up of eight individual loans to a developer and includes loans on three finished homes totaling $2,242,000; one partially completed home for $493,000, and four finished lots for $999,000. In April 2008, the Company filed notices of default on all eight properties.

         All significant nonaccrual loans have been evaluated for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and have been assigned specific reserves as deemed necessary. At March 31, 2008, specific reserves in the amount of $1,583,000 were held on the nonperforming loans of $11,350,000 considered to be impaired. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. Interest due but excluded from interest income on nonaccrual loans and leases was $336,000 during 2008 and not significant during 2007. In 2008 and 2007, interest income recognized from payments received on nonaccrual loans and leases was not significant.

         There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of March 31, 2008. Management is not aware of any significant problem loans, which were accruing and current at March 31, 2008, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2008 and December 31, 2007.

Table Seven:  Non-Performing Loans
-----------------------------------------------------------------------------
(dollars in thousands)
                                                   March 31,      December 31,
                                                     2008            2007
-----------------------------------------------------------------------------
Past Due 90 days or more and still accruing
   Commercial                                    $         --    $         --
   Real estate                                              5             455
   Lease financing receivable                              --              --
   Consumer and other                                      --              --
-----------------------------------------------------------------------------
Nonaccrual
   Commercial                                             187             148
   Real estate                                         11,454           6,787
   Lease financing receivable                              42              50
   Consumer and other                                      --              --
-----------------------------------------------------------------------------
Total non-performing loans                       $     11,688    $      7,440
=============================================================================

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

         The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management's judgment after consideration of numerous factors including but not limited to: (i) local and regional economic conditions, (ii) borrowers' financial condition, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans and leases which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) historical loss rates, (x) quarterly review by the Board of Directors, and (xi) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL on an at least quarterly basis and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

         The allowance for loan and lease losses totaled $6,017,000 or 1.49% of total loans and leases at March 31, 2008 compared to $5,883,000 or 1.47% of total loans and leases at December 31, 2007. The Company establishes general reserves in accordance with SFAS No. 5., "Accounting for Contingencies," and specific reserves in accordance with SFAS No. 114. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

         It is the policy of management to maintain the allowance for loan and lease losses at a level believed to be adequate for known and inherent risks in the portfolio. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the allowance for loan and lease losses is prudent and adequate. Adjustments may be made based on differences from estimated loan and lease growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans and leases charged off in future periods can be made with any certainty.

         Table Eight below summarizes, for the periods indicated, the activity in the allowance for loan and lease losses.

Table Eight: Allowance for Loan and Lease Losses
---------------------------------------------------------------------------------------
(dollars in thousands)                                           Three Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                                2008           2007
---------------------------------------------------------------------------------------
Average loans and leases outstanding                       $    403,506    $    387,398
---------------------------------------------------------------------------------------

Allowance for loan and lease losses at beginning of
period                                                     $      5,883    $      5,874

Loans and leases charged off:
   Commercial                                                       (51)             --
   Real estate                                                     (150)            (71)
   Consumer                                                          (7)             (4)
   Lease financing receivable                                        --              --
---------------------------------------------------------------------------------------
Total                                                              (208)            (75)
---------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off:
   Commercial                                                         1               8
   Real estate                                                       --              --
   Consumer                                                          --              --
   Lease financing receivable                                         4               7
---------------------------------------------------------------------------------------
Total                                                                 5              15
---------------------------------------------------------------------------------------
Net loans and leases (charged off) recovered                       (203)            (60)
Additions to allowance charged to operating
  expenses                                                          337             121
---------------------------------------------------------------------------------------
Allowance for loan and lease losses at end
  of period                                                $      6,017    $      5,935
---------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans and
  leases outstanding (annualized)                                   .20%            .06%
Provision for loan and lease losses to average loans
   and leases outstanding (annualized)                              .34%            .13%
Allowance for loan and lease losses to loans and leases,
  net of deferred fees, at end of period                           1.49%           1.54%

Other Real Estate

         At March 31, 2008, the Company did not have any other real estate ("ORE") properties, and at December 31, 2007, the Company had $61,000 in ORE.

Deposits

         At March 31, 2008, total deposits were $461,965,000 representing an increase of $6,320,000 (1.4%) from the December 31, 2007 balance of $455,645,000. Noninterest-bearing deposits decreased $2,615,000 (2.0%) from December 31, 2007 to March 31, 2008, while interest-bearing deposits increased $8,935,000 (2.8%) over that same period. The Company's deposit growth plan continues to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. The Company experienced some success in the interest checking and money market accounts with an increase of $6,268,000 (3.7%) in those accounts from December 31, 2007 to March 31, 2008.

Other Borrowed Funds

         Other borrowings outstanding as of March 31, 2008 and December 31, 2007, consist of advances (both long-term and short-term) from the Federal Home Loan Bank ("FHLB"). Table Nine below summarizes these borrowings:

Table Nine: Other Borrowed Funds
---------------------------------------------------------------------------------------------------
(dollars in thousands)
                                              March 31, 2008                 December 31, 2007
                                       ----------------------------    ----------------------------
                                          Amount          Rate            Amount           Rate
---------------------------------------------------------------------------------------------------
         Short-term borrowings:
            FHLB advances              $     38,391            3.20%   $     51,603            3.61%
                                       ------------------------------------------------------------
         Long-term borrowings:
            FHLB advances              $     17,500            3.13%   $         --              --
                                       ------------------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during the first quarters of 2008 and 2007 was $38,391,000 and $42,384,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                             Short-term       Long-term
                                            ------------    -------------
                   Amount                     $ 38,391         $ 17,500
                   Maturity                 2008 to 2009      2009-2010
                   Average rates                3.20%           3.13%

         The Company has also been issued a total of $3,750,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2008 or 2007 and management does not expect to draw upon these lines in the future. See the Liquidity section that follows for additional information on FHLB borrowings.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and American River Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, American River Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At March 31, 2008, shareholders' equity was $60,399,000, representing an increase of $426,000 (0.7%) from $59,973,000 at December 31, 2007. The increase results from the increase in other comprehensive income, net income for the period, the stock based compensation, and the proceeds from the exercise of stock options exceeding the stock repurchases and cash dividends paid to shareholders. The ratio of total risk-based capital to risk adjusted assets was 10.7% at March 31, 2008 and December 31, 2007. Tier 1 risk-based capital to risk-adjusted assets was 9.4% at March 31, 2008 and 9.5% at December 31, 2007.

Table Ten below lists the Company's actual capital ratios at March 31, 2008 and December 31, 2007 as well as the minimum capital ratios for capital adequacy.

Table Ten:  Capital Ratios
--------------------------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets                 At March 31,         At December 31,      Minimum Regulatory Capital
                                                    2008                  2007                  Requirements
--------------------------------------------------------------------------------------------------------------------
Leverage ratio                                      7.6%                  7.7%                     4.00%

Tier 1 Risk-Based Capital                           9.4%                  9.5%                     4.00%

Total Risk-Based Capital                           10.7%                 10.7%                     8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of March 31, 2008 and December 31, 2007.

         The Company, through a Board of Director authorized plan, may repurchase, as conditions warrant, up to 6.5% annually of the Company's common stock. Repurchases are generally made in the open market at market prices. See
Part II, Item 2, for additional disclosure.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2008 and 2007.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, borrowing arrangements with the FHLB, payments from maturities from short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at March 31, 2008 and December 31, 2007 were approximately $97,688,000 and $6,131,000 and $112,633,000 and $7,537,000, respectively.

Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2008, consolidated liquid assets totaled $55.2 million or 9.4% of total assets compared to $47.1 million or 8.2% of total assets on December 31, 2007. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $52,000,000 with correspondent banks. At March 31, 2008, the Company had $52,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At March 31, 2008, American River Bank could have arranged for up to $128,806,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2008, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $59,641,000, leaving $69,165,000 available under these FHLB secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2008 and December 31, 2007, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $103,819,000 and $120,170,000 at March 31, 2008 and December 31, 2007, respectively. As a percentage of net loans and leases these off-balance sheet items represent 26.1% and 30.4%, respectively.

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results.

Other Matters

         Effects of Terrorism. The terrorist actions on September 11, 2001 and thereafter, as well as, the current military conflicts in Afghanistan and Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. Such economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan and lease losses, and causing a decline in the Company's stock price.

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


Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2008 and December 31, 2007
--------------------------------------------------------------------------------------------------------------
 (dollars in thousands)                                               $ Change in NII         $ Change in NII
                                                                        from Current           from Current
                                                                      12 Month Horizon       12 Month Horizon
                                                                       March 31, 2008        December 31, 2007
                                                                       --------------        -----------------
          Variation from a constant rate scenario
              +200bp                                                    $    471                  $    51
              -200bp                                                    $   (111)                 $  (298)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.


Item 4.  Controls and Procedures.

         The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

         During the quarter ended March 31, 2008, there have been no changes in the Company's internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

         There have been no significant changes in the risk factors previously disclosed in the Company's Form 10-K for the period ended December 31, 2007, filed with the Securities and Exchange Commission on March 6, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to six and one half percent (6.5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 6.5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2008. The repurchases under this plan can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase programs at any time for any reason. The following table lists shares repurchased during the quarter and the maximum amount available to repurchase under the repurchase plan as of the dates noted. The 6.5% program announced in 2008, replaced a program announced in 2001 whereby the Company had the ability to repurchase of up to five percent (5.0%) annually of the Company's outstanding shares of common stock.

---------------------------- ----------------- -------------------- --------------------------- ---------------------------------
          Period                   (a)                 (b)                     (c)                            (d)
                              Total Number           Average          Total Number of Shares            Maximum Number (or
                              of Shares (or         Price Paid       (or Units) Purchased as       Approximate Dollar Value) of
                                  Units)            Per Share            Part of Publicly          Shares (or Units) That May Yet
                                Purchased           (or Unit)           Announced Plans or        Be Purchased Under the Plans or
                                                                             Programs                       Programs
---------------------------- ----------------- -------------------- --------------------------- ---------------------------------
         Month #1
     January 1 through              --                   N/A                   None                         363,368
     January 31, 2008
         Month #2
     February 1 through           65,000               $17.173                65,000                        298,368
     February 29, 2008
         Month #3
      March 1 through             15,500               $16.923                15,500                        282,868
      March 31, 2008
---------------------------- ----------------- -------------------- --------------------------- ---------------------------------
           Total                  80,500               $17.125                80,500
---------------------------- ----------------- -------------------- --------------------------- ---------------------------------

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

       *(10.15) Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

       *(10.16) Salary Continuation Agreement, as amended on February 21, 2008, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

       *(10.17) Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

       *(10.18) Registrant's 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

       *(10.19) Registrant's 401(k) Plan dated September 20, 2004, incorporated by reference from Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 12, 2004.

        (10.20) Lease agreement between Bank of Amador and the United States Postal Service, dated April 24, 2001, related to 424 Sutter Street, Jackson, California (***) and the First Amendment thereto, dated June 5, 2006, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on June 6, 2006.

       *(10.21) Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

       *(10.22) Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

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

       *(10.27) American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 17, 2006; and the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 23, 2007; and the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

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

       *(10.33) Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.6 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

       *(10.34) Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

        (10.35) Lease agreement between American River Bank and Sierra Investment Group, LLC, dated April 1, 2007, related to 3330 Cameron Park Drive, Suite 150, Cameron Park, California incorporated by reference from Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2007.

        (10.36) Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 16, 2007.

        (10.37) Addendum B to the Lease agreement between American River Bank and Sierra Investment Group, LLC, dated April 1, 2008, related to 3330 Cameron Park Drive, Suite 150, Cameron Park, California.

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

                                    AMERICAN RIVER BANKSHARES

May 6, 2008                         By: /s/ DAVID T. TABER
                                        ---------------------------------------
                                        David T. Taber
                                        President and
                                        Chief Executive Officer


                                    AMERICAN RIVER BANKSHARES

May 6, 2008
                                    By: /s/ MITCHELL A. DERENZO
                                        ----------------------------------------
                                        Mitchell A. Derenzo
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX

Exhibit Number                        Description                          Page



10.37       Addendum B to the Lease agreement between American River
            Bank and Sierra Investment Group, LLC, dated April 1,
            2008, related to 3330 Cameron Park Drive, Suite 150,
            Cameron Park, California.                                      37

31.1        Certifications of Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.                 38

31.2        Certifications of Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.                 39

32.1        Certification of American River Bankshares by its Chief
            Executive Officer and Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.                 40