Form 10-Q
period 2008-06-30
AMERICAN RIVER BANKSHARES
filed 2008-08-08
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           June 30, 2008
                                     -------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     No par value Common Stock - 5,517,415 shares outstanding at August 6, 2008.

                            AMERICAN RIVER BANKSHARES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2008


                                                                            Page
Part I.
   Item 1.    Financial Statements                                            3
   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      12
   Item 3.    Quantitative and Qualitative Disclosures About Market Risk     30
   Item 4.    Controls and Procedures                                        31

Part II.

   Item 1.    Legal Proceedings                                              32
   Item 1A.   Risk Factors                                                   32
   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    32
   Item 3.    Defaults Upon Senior Securities                                32
   Item 4.    Submission of Matters to a Vote of Security Holders            33
   Item 5.    Other Information                                              33
   Item 6.    Exhibits                                                       33


Signatures                                                                   38

Exhibit Index                                                                39

   3.1        Articles of Incorporation, as amended                          40

   3.2        Bylaws, as amended                                             48

   31.1       Certifications of Chief Executive Officer pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002               85

   31.2       Certifications of the Chief Financial Officer pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002               86

   32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002                                                           87


                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                           AMERICAN RIVER BANKSHARES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               June 30,      December 31,
                                                                                 2008            2007
                                                                            -------------   -------------
ASSETS

Cash and due from banks                                                     $      24,042   $      16,245
Federal funds sold                                                                     --           1,700
                                                                            -------------   -------------
    Total cash and cash equivalents                                                24,042          17,945

Interest-bearing deposits in banks                                                  4,941           4,951
Investment securities:
  Available-for-sale (amortized cost: 2008--$79,311; 2007--$78,799)                79,250          78,970
  Held-to-maturity (fair value: 2008--$29,159; 2007--$34,855)                      28,911          34,754
Loans and leases, less allowance for loan and lease losses of
  $6,111 at June 30, 2008 and $5,883 at December 31, 2007                         402,431         394,975
Premises and equipment, net                                                         2,058           1,983
Federal Home Loan Bank stock                                                        3,072           2,800
Accounts receivable servicing receivables, net                                      1,372           1,666
Goodwill and other intangible assets                                               17,371          17,514
Accrued interest receivable and other assets                                       16,902          18,127
                                                                            -------------   -------------
                                                                            $     580,350   $     573,685
                                                                            =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                                       $     127,720   $     132,666
  Interest-bearing                                                                331,480         322,979
                                                                            -------------   -------------
          Total deposits                                                          459,200         455,645

Short-term borrowings                                                              36,303          51,603
Long-term borrowings                                                               17,500              --
Accrued interest payable and other liabilities                                      6,280           6,464
                                                                            -------------   -------------

          Total liabilities                                                       519,283         513,712
                                                                            -------------   -------------

Commitments and contingencies

Shareholders' equity:
  Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 5,542,415 shares at
     June 30, 2008 and 5,590,277 shares at December 31, 2007                       44,745          45,668
  Retained earnings                                                                16,358          14,204
  Accumulated other comprehensive (loss) income, net of taxes                         (36)            101
                                                                            -------------   -------------

          Total shareholders' equity                                               61,067          59,973
                                                                            -------------   -------------
                                                                            $     580,350   $     573,685
                                                                            =============   =============

See Notes to Unaudited Consolidated Financial Statements


                            AMERICAN RIVER BANKSHARES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME


(dollars in thousands, except per share data)
For the periods ended June 30,                                     Three months                     Six months
                                                               2008            2007            2008            2007
                                                           ------------    ------------    ------------    ------------
Interest income:
  Interest and fees on loans                               $      6,945    $      7,982    $     14,189    $     15,830
  Interest on Federal funds sold                                      6               3               8               6
  Interest on deposits in banks                                      59              68             124             136
  Interest and dividends on investment securities:
      Taxable                                                       962           1,162           1,962           2,411
      Exempt from Federal income taxes                              269             272             533             560
      Dividends                                                      11              11              14              19
                                                           ------------    ------------    ------------    ------------
            Total interest income                                 8,252           9,498          16,830          18,962
                                                           ------------    ------------    ------------    ------------
Interest expense:
  Interest on deposits                                            1,464           2,470           3,207           4,917
  Interest on borrowings                                            393             419             886             889
                                                           ------------    ------------    ------------    ------------
            Total interest expense                                1,857           2,889           4,093           5,806
                                                           ------------    ------------    ------------    ------------

            Net interest income                                   6,395           6,609          12,737          13,156

Provision for loan and lease losses                                 190             144             527             265
                                                           ------------    ------------    ------------    ------------
            Net interest income after provision for
            loan and lease losses                                 6,205           6,465          12,210          12,891
                                                           ------------    ------------    ------------    ------------

Noninterest income                                                  639             724           1,224           1,365
                                                           ------------    ------------    ------------    ------------
Noninterest expense:
  Salaries and employee benefits                                  2,073           2,142           4,094           4,267
  Occupancy                                                         366             342             730             683
  Furniture and equipment                                           199             167             390             331
  Other expense                                                   1,004           1,128           2,057           2,190
                                                           ------------    ------------    ------------    ------------
            Total noninterest expense                             3,642           3,779           7,271           7,471
                                                           ------------    ------------    ------------    ------------

            Income before provision for income taxes              3,202           3,410           6,163           6,785

Provision for income taxes                                        1,221           1,312           2,349           2,601
                                                           ------------    ------------    ------------    ------------

            Net income                                     $      1,981    $      2,098    $      3,814    $      4,184
                                                           ============    ============    ============    ============
Basic earnings per share                                   $       0.36    $       0.36    $       0.69    $       0.72
                                                           ============    ============    ============    ============
Diluted earnings per share                                 $       0.36    $       0.36    $       0.68    $       0.71
                                                           ============    ============    ============    ============
Cash dividends per share                                   $       0.15    $       0.14    $       0.30    $       0.29
                                                           ============    ============    ============    ============

See notes to Unaudited Consolidated Financial Statements


                           AMERICAN RIVER BANKSHARES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (dollars in thousands) (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                                        Common Stock                      Comprehensive    Total           Total
                                                  ------------------------     Retained       Income    Shareholders'  Comprehensive
                                                    Shares        Amount       Earnings       (Loss)       Equity          Income
                                                  ----------    ----------    -----------   ----------   ----------     -----------
Balance, January 1, 2007                           5,657,346    $   48,246    $    14,690   $     (565)  $   62,371

Comprehensive income:
  Net income                                                                        8,478                     8,478     $     8,478
  Other comprehensive income, net of tax:
         Net change in unrealized gains
            (losses) on available-for-sale
            investment securities                                                                  666          666             666
                                                                                                                        -----------
            Total comprehensive income                                                                                  $     9,144
                                                                                                                        ===========

Cash dividends ($0.58 per share)                                                   (3,319)                   (3,319)
Fractional shares redeemed for stock dividend             (6)           (9)                                      (9)
5% stock dividend                                    265,683         5,645         (5,645)
Stock options exercised and related tax benefit       54,569           679                                      679
Stock option compensation expense                                      301                                      301
Retirement of common stock                          (387,315)       (9,194)                                  (9,194)
                                                  ----------    ----------    -----------   ----------   ----------

                    Balance, December 31, 2007     5,590,277        45,668         14,204          101       59,973

Comprehensive income:
  Net income                                                                        3,814                     3,814     $     3,814
  Other comprehensive income, net of tax:
         Net change in unrealized gains
            (losses) on available-for-sale
            investment securities                                                                 (137)        (137)           (137)
                                                                                                                        -----------
            Total comprehensive income                                                                                  $     3,677
                                                                                                                        ===========

Cash dividends ($0.30 per share)                                                   (1,660)                   (1,660)
Stock options exercised and related tax benefit       32,638           319                                      319
Stock option compensation expense                                      142                                      142
Retirement of common stock                           (80,500)       (1,384)                                  (1,384)
                                                  ----------    ----------    -----------   ----------   ----------

                    Balance, June 30, 2008         5,542,415    $   44,745    $    16,358   $      (36)  $   61,067
                                                  ==========    ==========    ===========   ==========   ==========

See Notes to Unaudited Consolidated Financial Statements


                           AMERICAN RIVER BANKSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(dollars in thousands)
For the six months ended June 30,
                                                                                   2008            2007
                                                                               ------------    ------------
Cash flows from operating activities:
     Net income                                                                $      3,814    $      4,184
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Provision for loan and lease losses                                         527             265
            Decrease in deferred loan origination fees, net                             (48)            (78)
            Depreciation and amortization                                               400             407
            Gain on sale of securities                                                  (33)             --
            Amortization of investment security premiums
                 and discounts, net                                                      65             157
            Decrease in provision for accounts receivable
                 servicing receivable allowance for losses                               --              (3)
            Increase in cash surrender value of life insurance                         (202)           (195)
                 polices
            Stock option compensation expense                                           142             141
            Tax benefit from exercise of stock options                                  (85)            (84)
            Decrease in accrued interest
                 receivable and other assets                                          1,546             193
            Decrease in accrued interest payable
                 and other liabilities                                                 (176)           (450)
                                                                               ------------    ------------

                      Net cash provided by operating activities                       5,950           4,537
                                                                               ------------    ------------

Cash flows from investing activities:
            Proceeds from the sale of investment securities                           7,063           6,494
            Proceeds from matured and called available-for-sale
                 investment securities                                                7,590          11,950
            Purchases of available-for-sale investment securities                   (19,343)             --
            Purchases of held-to-maturity investment securities                          --            (967)
            Proceeds from principal repayments for available-
                 for-sale investment securities                                       4,103           1,523
            Proceeds from principal repayments for held-to-
                 maturity investment securities                                       5,886           3,922
            Net decrease in interest-bearing deposits in banks                           10              --
            Net increase in loans                                                    (7,934)         (2,778)
            Proceeds from sale of other real estate                                      61              --
            Net decrease in accounts receivable
                 servicing receivables                                                  294             834
            Purchases of equipment                                                     (333)           (236)
            Net (increase) decrease in FHLB stock                                      (272)            344
                                                                               ------------    ------------

                      Net cash (used in) provided by investing activities            (2,875)         21,086
                                                                               ------------    ------------



     Cash flows from financing activities:
            Net decrease in demand, interest-bearing
                 and savings deposits                                          $     (3,258)   $     (1,846)
            Net increase (decrease) in time deposits                                  6,813         (10,276)
            Net decrease in short-term borrowings                                   (15,300)         (8,575)
            Net increase (decrease) in long-term borrowings                          17,500          (5,000)
            Payment of cash dividends                                                (1,668)         (1,679)
            Cash paid to repurchase common stock                                     (1,384)         (4,079)
            Exercise of stock options                                                   234             223
            Tax benefit from exercise of stock options                                   85              84
                                                                               ------------    ------------

                      Net cash provided by (used in) financing activities      $      3,022    $    (31,148)
                                                                               ------------    ------------

                      Increase (decrease) in cash and cash
                        equivalents                                                   6,097          (5,525)

Cash and cash equivalents at beginning of year                                       17,945          25,352
                                                                               ------------    ------------

Cash and cash equivalents at end of period                                     $     24,042    $     19,827
                                                                               ============    ============


See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at June 30, 2008 and December 31, 2007, and the results of its operations for the three-month and six-month periods ended June 30, 2008 and 2007 and its cash flows for the six-month periods ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2007 annual report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2008 may not necessarily be indicative of the operating results for the full year.

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

Stock Option Compensation

The weighted average grant date fair value of options granted for the three month period ended June 30, 2008 was $2.08. There were no stock options granted during the three-month period ended June 30, 2007. The weighted average grant date fair value of options granted for the six-month periods ended June 30, 2008 and 2007 was $2.89 and $6.06, respectively. For the three-month periods ended June 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $74,000 and $80,000, respectively. For the six-month periods ended June 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $142,000 and 141,000, respectively. The recognized tax benefit for stock option compensation expense was $9,000 and $13,000, for the three-month periods ended June 30, 2008 and 2007, respectively. The recognized tax benefit for stock option compensation expense was $17,000 and $24,000, for the six-month periods ended June 30, 2008 and 2007, respectively. At June 30,

2008, the total compensation cost related to nonvested awards not yet recorded is expected to be $865,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 3.3 years.

 Stock Option Activity

A summary of option activity under the stock option plans as of June 30, 2008 and changes during the period then ended is presented below:

                                                                 Weighted
                                                    Weighted      Average     Aggregate
                                                    Average      Remaining    Intrinsic
                                                    Exercise    Contractual     Value
             Options                  Shares         Price         Term        ($000)
             -------               ------------   -----------  ------------   ---------
   Outstanding at January 1, 2008       332,310   $     18.33     6.5 years   $     731
           Granted                       62,285   $     16.93     9.8 years          --
           Exercised                    (32,638)  $      7.74            --          --
           Cancelled                    (15,691)  $     23.33            --          --
                                    -----------
    Outstanding at June 30, 2008        346,266   $     18.95     7.0 years   $      65
                                   ============                ============   =========
    Exercisable at June 30, 2008        151,462   $     16.78     5.5 years   $      65
                                   ============                ============   =========

The intrinsic value was derived from the market price of the Company's common stock of $9.86 as of June 30, 2008.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $92,686,000 and standby letters of credit of approximately $6,665,000 at June 30, 2008. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2008 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at June 30, 2008 or June 30, 2007.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,534,837 and 5,547,968 shares for the three-month and six-month periods ended June 30, 2008, and 5,799,742 and 5,821,232 shares for the three-month and six-month periods ended June 30, 2007). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (14,024 and 22,541 shares for the three-month and six-month periods ended June 30, 2008 and 68,856 and 75,598 shares for the three-month and six-month periods ended June 30, 2007). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income (loss). Other comprehensive loss, net of taxes, was comprised of the unrealized losses on available-for-sale investment securities of $(641,000) and $(137,000), respectively, for the three-month and six-month periods ended June 30, 2008 and $(330,000) and $(133,000), respectively, for the three-month and six month periods ended June 30, 2007. Comprehensive income was $1,340,000 and $3,677,000, respectively, for the three-month and six-month periods ended June 30, 2008 and $1,768,000 and $4,051,000, respectively, for the three-month and six-month periods ended June 30, 2007. Reclassification adjustments resulting from realized gain or loss on sale of investment securities were not significant for all periods presented.

6. BORROWING ARRANGEMENTS

The Company has a total of $52,000,000 in unsecured short-term borrowing arrangements with three of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2008 or December 31, 2007.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $53,803,000 were outstanding from the FHLB at June 30, 2008, bearing interest rates ranging from 1.81% to 4.44% and maturing between July 1, 2008 and October 19, 2010. Advances totaling $51,603,000 were outstanding from the FHLB at December 31, 2007, bearing interest rates ranging from 3.25% to 5.21% and maturing between January 2, 2008 and October 30, 2008. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2008 and December 31, 2007 totaled $65,772,000 and $79,631,000, respectively.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three and six-month periods ended June 30, 2008.

8. FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 157 (SFAS 157), "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first six months of 2008.

The following table presents information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement, in its entirety, requires judgment and considers factors specific to the asset or liability.

(dollars in thousands)
-------------------------------   -------------    ---------------------------------------------
        Description                 Fair Value                   Fair Value Measurements
                                  June 30, 2008                  at June 30, 2008 Using
-------------------------------   -------------    ---------------------------------------------
                                                    Quoted Prices
                                                     in Active
                                                    Markets for        Other        Significant
                                                     Identical       Observable     Unobservable
                                                      Assets           Inputs         Inputs
                                                     (Level 1)       (Level 2)       (Level 3)
-------------------------------   -------------    ---------------------------------------------
Assets and liabilities measured
on a recurring basis:

Available-for-sale securities     $      79,250    $      3,284    $     75,966    $          --
                                  -------------    ------------    ------------    -------------

Total                             $      79,250    $      3,284    $     75,966    $          --
                                  =============    ============    ============    =============

Assets and liabilities
measured on a non recurring
basis:

Impaired loans                    $      13,303    $         --    $     13,303    $          --
                                  -------------    ------------    ------------    -------------
Total                             $      13,303    $         --    $     13,303    $          --
                                  =============    ============    ============    =============

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities - Fair values for investment securities are based on evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Evaluated pricing applications apply available information, as applicable, through processes such as benchmark curves, benchmarking to like securities, sector groupings, and matrix pricing.

Impaired Loans - The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts between December 31, 2007 and June 30, 2008 and its income and expense accounts for the three-month and six-month periods ended June 30, 2008 and 2007. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited.

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

Fair Value

         Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.


General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 121 full-time employees as of June 30, 2008.

         The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (the "Bank"), and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

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

         The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable legal limits. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. The Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. The Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and revolving credit loans and offers other customary banking services. The Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment. The Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994.

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

Overview

         The Company recorded net income of $1,981,000 for the quarter ended June 30, 2008, which was $117,000 (5.6%) below the $2,098,000 reported for the same period of 2007. Diluted earnings per share for the second quarter of 2008 were $0.36 consistent with the $0.36 recorded in the second quarter of 2007. The return on average equity (ROAE) and the return on average assets (ROAA) for the second quarter of 2008 were 13.11% and 1.38%, respectively, as compared to 13.91% and 1.46%, respectively, for the same period in 2007.

         Net income for the six months ended June 30, 2008 and 2007 was $3,814,000 and $4,184,000, respectively, with diluted earnings per share of $.68 and $.71, respectively. For the first six months of 2008, ROAE was 12.69% and ROAA was 1.33% compared to 13.97% and 1.45%, respectively, for the same period in 2007.

         Total assets of the Company increased by $6,665,000 (1.2%) from $573,685,000 at December 31, 2007 to $580,350,000 at June 30, 2008. Net loans totaled $402,431,000 at June 30, 2008, up $7,456,000 (1.9%) from $394,975,000 at
December 31, 2007. Deposit balances at June 30, 2008 totaled $459,200,000, up $3,555,000 (0.8%) from $455,645,000 at December 31, 2007.

         The Company ended the second quarter of 2008 with a Tier 1 capital ratio of 9.7% and a total risk-based capital ratio of 11.0% versus 9.5% and 10.7%, respectively, at December 31, 2007.

         Table One below provides a summary of the components of net income for the periods indicated (See the "Results of Operations" section that follows for an explanation of the fluctuations in the individual components):

Table One:  Components of Net Income
-------------------------------------------------------------------------------------------------------------
                                                         For the three                   For the six
                                                         months ended                    months ended
                                                           June 30,                        June 30,
                                                 ----------------------------    ----------------------------
(dollars in thousands)                               2008            2007            2008            2007
                                                 ------------    ------------    ------------    ------------
Net interest income*                             $      6,483    $      6,698    $     12,910    $     13,334
Provision for loan and lease losses                      (190)           (144)           (527)           (265)
Noninterest income                                        639             724           1,224           1,365
Noninterest expense                                    (3,642)         (3,779)         (7,271)         (7,471)
Provision for income taxes                             (1,221)         (1,312)         (2,349)         (2,601)
Tax equivalent adjustment                                 (88)            (89)           (173)           (178)
                                                 ------------    ------------    ------------    ------------

Net income                                       $      1,981    $      2,098    $      3,814    $      4,184
                                                 ============    ============    ============    ============

-------------------------------------------------------------------------------------------------------------
Average total assets                             $    575,827    $    576,812    $    574,879    $    582,761
Net income (annualized) as a percentage
  of average total assets                                1.38%           1.46%           1.33%           1.45%
-------------------------------------------------------------------------------------------------------------

* Fully taxable equivalent basis (FTE)


Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 4.99% for the three months ended June 30, 2008, 5.10% for the three months ended June 30, 2007, 4.96% for the six months ended June 30, 2008 and 5.07% for the six months ended June 30, 2007.

         The fully taxable equivalent interest income component for the second quarter of 2008 decreased $1,247,000 (13.0%) to $8,340,000 compared to
$9,587,000 for the three months ended June 30, 2007. Total fully taxable equivalent interest income for the six months ended June 30, 2008 decreased $2,137,000 (11.2%) to $17,003,000 compared to $19,140,000 for the six months ended June 30, 2007. The decrease in the fully taxable equivalent interest income for the second quarter of 2008 compared to the same period in 2007 is broken down by rate (down $1,332,000) and volume (up $85,000). The decline in rates can be attributed to decreases implemented by the Company during the latter part of 2007 and the first half of 2008 in response to the Federal Reserve Board (the "FRB") decreases in the Federal funds and discount rates. Decreases by the FRB have resulted in seven rate reductions totaling 325 basis points since September 2007. In addition, an increased level of nonaccrual loans resulted in foregone interest income of approximately $260,000 during the second quarter of 2008. The overall decreasing interest rate environment and the negative effect of the nonaccrual loans resulted in an 88 basis point decrease in the yield on average earning assets from 7.30% for 2007 to 6.42% for 2008. The volume increase occurred despite a slight (0.8%) decrease in average earning assets as a result of a shift in balances from lower earning investments to higher earning loans. The decrease in average earning assets resulted from the Company's decision to use the proceeds from principal reductions and maturing investment securities to reduce the level of higher cost time deposits and provide funding for loan growth. This strategy has reduced the average balances on investment securities by $19,983,000 or 15.2% from $131,292,000 during the second quarter of 2007 to $111,309,000 during the second quarter of 2008, while average loan balances increased $14,786,000 or 3.8% from $390,311,000 during the second quarter of 2007 to $405,097,000 during the second quarter of 2008. The increase in average loans is the result of the Company's continued concentrated focus on business lending.

         The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2008 over the same period in 2007 resulted from decreases in rate (down $2,246,000) and an increase in volume (up $109,000). Average earning assets decreased $7,157,000 (1.3%) during the first six months of 2008 as compared to the same period in 2007. Average loan balances increased $15,439,000 (4.0%) during that same period and average investment securities balances decreased $23,072,000 (16.9%).

         Interest expense was $1,032,000 (35.7%) lower in the second quarter of 2008 versus the prior year period. The average balances of interest-bearing liabilities were $17,022,000 (4.7%) higher in the second quarter of 2008 versus the same quarter in 2007. The higher balances accounted for a $255,000 increase in interest expense. Average borrowings were up $21,362,000 (66.7%) as the Company focused on reducing the higher cost time deposits and replacing them with lower cost other borrowings. Average time deposits were down $1,016,000 or 0.8% from $123,887,000 during the second quarter of 2007 to $122,871,000 during the second quarter of 2008. The drop in time deposits was offset by the Company's decision to bring in another $7,500,000 in low cost time deposits from the State of California at a rate of 1.64%. Decreased rates accounted for a $1,287,000 reduction in interest expense for the three-month period ended June 30, 2008. The decrease in rates is a direct result of the lower overall rate environment. Rates paid on interest-bearing liabilities decreased 122 basis points from the second quarter of 2007 to the second quarter of 2008 from 3.18% to 1.96%. The rate on average borrowings dropped 228 basis points during that same time period from 5.24% to 2.96%.

         Interest expense was $1,713,000 (29.5%) lower in the six-month period ended June 30, 2008 versus the prior year period. The average balances on interest-bearing liabilities were $11,722,000 (3.2%) higher in the six-month period ended June 30, 2008 versus the same period in 2007. The higher balances, especially in the level of average borrowings, accounted for a $350,000 increase in interest expense. This increase was offset by lower rates, which accounted for a $2,063,000 decrease in interest expense for the six-month period. Rates paid on interest-bearing liabilities decreased 101 basis points from the first six months of 2007 to the first six months of 2008 from 3.18% to 2.17%.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets
------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                            2008                                     2007
                                       -----------------------------------     -----------------------------------

(Taxable Equivalent Basis)                Avg                       Avg           Avg                       Avg
(dollars in thousands)                  Balance      Interest    Yield (4)      Balance       Interest   Yield (4)
                                       ---------    ---------    ---------     ---------     ---------   ---------
Assets
Earning assets:
  Loans and leases (1)                 $ 405,097    $   6,945         6.90%    $ 390,311     $   7,982        8.20%
  Taxable investment
     securities                           83,410          962         4.64%      103,098         1,162        4.52%
  Tax-exempt investment
     securities (2)                       27,664          355         5.16%       27,666           358        5.19%
  Corporate stock (2)                        235           13        22.25%          528            14       10.64%
  Federal funds sold                       1,202            6         2.01%          230             3        5.23%
  Interest-bearing deposits in banks       4,942           59         4.80%        4,950            68        5.51%
                                       ---------    ---------                  ---------     ---------
Total earning assets                     522,550        8,340         6.42%      526,783         9,587        7.30%
                                                    ---------                                ---------
Cash & due from banks                     21,204                                  16,293
Other assets                              38,145                                  39,731
Allowance for loan & lease losses         (6,072)                                 (5,995)
                                       ---------                               ---------
                                       $ 575,827                               $ 576,812
                                       =========                               =========

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
  Interest checking and money market   $ 168,788          471         1.12%    $ 168,221           971        2.32%
  Savings                                 35,902           64         0.72%       39,793           168        1.69%
  Time deposits                          122,871          929         3.04%      123,887         1,331        4.31%
  Other borrowings                        53,408          393         2.96%       32,046           419        5.24%
                                       ---------    ---------                  ---------     ---------
Total interest-bearing liabilities       380,969        1,857         1.96%      363,947         2,889        3.18%
                                                    ---------                                ---------

Noninterest-bearing demand deposits      128,266                                 147,010
Other liabilities                          5,837                                   5,359
                                       ---------                               ---------
Total liabilities                        515,072                                 516,316
Shareholders' equity                      60,755                                  60,496
                                       ---------                               ---------
                                       $ 575,827                               $ 576,812
                                       =========                               =========

Net interest income & margin (3)                    $   6,483         4.99%                  $   6,698        5.10%
                                                    =========    =========                   =========   =========

(1) Loan interest includes loan fees of $73,000 and $125,000 during the three months ending June 30, 2008 and June 30, 2007, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2008 and 2007.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (91) and annualized to actual days in year (366 days in 2008 and 365 days in 2007).


------------------------------------------------------------------------------------------------------------------


Six Months Ended June 30,                               2008                                     2007
                                       -----------------------------------     -----------------------------------

(Taxable Equivalent Basis)                Avg                       Avg           Avg                       Avg
(dollars in thousands)                  Balance      Interest    Yield (4)      Balance       Interest   Yield (4)
                                       ---------    ---------    ---------     ---------     ---------   ---------
Assets
Earning assets:
  Loans and leases (1)                 $ 404,301    $  14,189         7.06%    $ 388,862     $  15,830        8.21%
  Taxable investment
     Securities                           85,689        1,962         4.60%      106,860         2,411        4.55%
  Tax-exempt investment
     securities (2)                       27,140          703         5.21%       28,736           734        5.15%
  Corporate stock (2)                        240           17        14.24%          545            23        8.51%
  Federal funds sold                         725            8         2.22%          234             6        5.17%
  Interest-bearing deposits in banks       4,942          124         5.05%        4,957           136        5.53%
                                       ---------    ---------                  ---------     ---------
Total earning assets                     523,037       17,003         6.54%      530,194        19,140        7.28%
                                                    ---------                                ---------
Cash & due from banks                     19,046                                  18,594
Other assets                              38,790                                  39,930
Allowance for loan & lease losses         (5,994)                                 (5,957)
                                       ---------                               ---------
                                       $ 574,879                               $ 582,761
                                       =========                               =========


Liabilities & Shareholders' Equity
Interest-bearing liabilities:
  Interest checking and money market   $ 168,644        1,068         1.27%    $ 166,779         1,877        2.27%
  Savings                                 36,101          150         0.84%       38,670           298        1.55%
  Time deposits                          120,424        1,989         3.32%      127,724         2,742        4.33%
  Other borrowings                        54,372          886         3.28%       34,646           889        5.17%
                                       ---------    ---------                  ---------     ---------
Total interest-bearing liabilities       379,541        4,093         2.17%      367,819         5,806        3.18%
                                                    ---------                                ---------
Noninterest-bearing demand deposits      128,572                                 148,872
Other liabilities                          6,321                                   5,655
                                       ---------                               ---------
Total liabilities                        514,434                                 522,346
Shareholders' equity                      60,445                                  60,415
                                       ---------                               ---------
                                       $ 574,879                               $ 582,761
                                       =========                               =========
Net interest income & margin (3)                    $  12,910         4.96%                  $  13,334        5.07%
                                                    =========    =========                   =========   =========


(1) Loan interest includes loan fees of $183,000 and $269,000 during the six months ending June 30, 2008 and June 30, 2007, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2008 and 2007.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (182 days in 2008 and 181 days in 2007) and annualized to actual days in year (366 days in 2008 and 365 days in 2007).


Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
---------------------------------------------------------------------------------------------

Three Months Ended June 30, 2008 over 2007 (dollars in thousands) Increase
(decrease) due to change in:

Interest-earning assets:                            Volume          Rate (4)      Net Change
                                                 ------------    ------------    ------------
   Net loans (1)(2)                              $        302    $     (1,339)   $     (1,037)
   Taxable investment securities                         (222)             22            (200)
   Tax exempt investment securities (3)                    --              (3)             (3)
   Corporate stock                                         (8)              7              (1)
   Federal funds sold                                      13             (10)              3
   Interest-bearing deposits in banks                      --              (9)             (9)
                                                 ------------    ------------    ------------
     Total                                                 85          (1,332)         (1,247)
                                                 ------------    ------------    ------------
Interest-bearing liabilities:
   Interest checking and money market                       3            (503)           (500)
   Savings deposits                                       (16)            (88)           (104)
   Time deposits                                          (11)           (391)           (402)
   Other borrowings                                       279            (305)            (26)
                                                 ------------    ------------    ------------
     Total                                                255          (1,287)         (1,032)
                                                 ------------    ------------    ------------
Interest differential                            $       (170)   $        (45)   $       (215)
                                                 ============    ============    ============

---------------------------------------------------------------------------------------------
Six Months Ended June 30, 2008 over 2007 (dollars in thousands)
Increase (decrease) due to change in:

                                                                                    Change
Interest-earning assets:                            Volume          Rate (4)      Net Change
                                                 ------------    ------------    ------------
   Net loans (1)(2)                              $        628    $     (2,269)   $     (1,641)
   Taxable investment securities                         (478)             29            (449)
   Tax exempt investment securities (3)                   (41)             10             (31)
   Corporate stock                                        (13)              7              (6)
   Federal funds sold                                      13             (11)              2
   Interest-bearing deposits in banks                      --             (12)            (12)
                                                 ------------    ------------    ------------
     Total                                                109          (2,246)         (2,137)
                                                 ------------    ------------    ------------
Interest-bearing liabilities:
   Interest checking and money market                      21            (830)           (809)
   Savings deposits                                       (20)           (128)           (148)
   Time deposits                                         (157)           (596)           (753)
   Other borrowings                                       506            (509)             (3)
                                                 ------------    ------------    ------------
     Total                                                350          (2,063)         (1,713)
                                                 ------------    ------------    ------------
Interest differential                            $       (241)   $       (183)   $       (424)
                                                 ============    ============    ============

-------------------------------------------------------------------------------------------

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $73,000 and $125,000 during the three months ending June 30, 2008 and June 30, 2007, respectively, and $183,000 and $269,000 during the six months ending June 30, 2008 and June 30, 2007, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2008 and 2007.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $190,000 for loan and lease losses for the second quarter of 2008 as compared to $144,000 for the second quarter of 2007. Net loan and lease losses for the three months ended June 30, 2008 were $96,000 or .10% (on an annualized basis) of average loans and leases as compared to $107,000 or 0.11% (on an annualized basis) of average loans and leases for the three months ended June 30, 2007. For the first six months of 2008, the Company made provisions for loan and lease losses of $527,000 and net loan and lease losses were $299,000 or .15% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $265,000 and net loan and lease losses of $167,000 for the first six months of 2007 or ..09% (on an annualized basis) of average loans and leases outstanding. For additional information see the "Allowance for Loan and Lease Losses Activity."

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
--------------------------------------------------------------------------------------------------------
                                                    Three Months                    Six Months
                                                       Ended                          Ended
                                                      June 30,                       June 30,
                                            ----------------------------    ----------------------------
                                                2008             2007           2008            2007
--------------------------------------------------------------------------------------------------------
Service charges on deposit accounts         $        169    $        203    $        354    $        397
Accounts receivable servicing fees                    46              64              94             135
Gain on sale of securities                            33              --              33              --
Merchant fee income                                  124             136             247             264
Income from residential lending                      115             170             185             235
Bank owned life insurance                            102              97             202             195
Other                                                 50              54             109             139
--------------------------------------------------------------------------------------------------------
   Total noninterest income                 $        639    $        724    $      1,224    $      1,365
--------------------------------------------------------------------------------------------------------

         Noninterest income decreased $85,000 (11.7%) to $639,000 for the three months ended June 30, 2008 as compared to $724,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008, noninterest income decreased $141,000 (10.3%) to $1,224,000. The decrease from the second quarter of 2007 to the second quarter of 2008 was primarily related to lower service charges on deposit accounts (down $34,000 or 16.7%) and lower income from fees on residential lending (down $55,000 or 32.4%). The decrease in service charges on deposit accounts is a result of a new service fee structure that was put in place in the third quarter of 2007 and the decrease in fees from residential lending resulted from the lower number of loan closings due to the slowdown in the residential real estate market. The decrease from the first six months of 2007 to the same period in 2008 was primarily related to lower service charges on deposit accounts (down $43,000 or 10.8%) and lower income from fees on residential lending (down $50,000 or 21.3%).

Noninterest Expense

         Noninterest expense decreased $137,000 (3.6%) to a total of $3,642,000 in the second quarter of 2008 versus $3,779,000 in the second quarter of 2007. Salary and employee benefit expense decreased $69,000 (3.2%) from $2,142,000 during the second quarter of 2007 to $2,073,000 during the second quarter of 2008. Most of this decrease resulted from a reduction in the number of full-time equivalent employees. Average full-time equivalent employees dropped from 130 during the second quarter of 2007 to 123 during the second quarter of 2008. On a quarter-over-quarter basis, occupancy expense increased by $24,000 (7.0%) and furniture and equipment expense increased $32,000 (19.2%). The increase in occupancy and furniture and equipment expenses resulted from normal rent increases and higher technology related maintenance. Other expense decreased $124,000 (11.0%) to a total of $1,004,000 in the second quarter of 2008 compared to $1,128,000 in the second quarter of 2007. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the 2008 and 2007 second quarters were 50.1% and 49.9%, respectively.

         Noninterest expense for the six-month period ended June 30, 2008 was $7,271,000 versus $7,471,000 for the same period in 2007 for a decrease of $200,000 (2.7%). Salaries and benefits expense decreased $173,000 (4.1%) from $4,267,000 for the six months ended June 30, 2007 to $4,094,000 for the same period in 2008. The decrease resulted from a reduction in the number of full-time equivalent employees. Occupancy expense increased $47,000 (6.9%) and furniture and equipment expense increased $59,000 (17.8%). The increase in occupancy and furniture and equipment expenses resulted from normal rent increases and higher technology related maintenance. Other expense decreased $133,000 (6.1%) from $2,190,000 for the six months ended June 30, 2007 to
$2,057,000 for the same period in 2008. The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first six months of 2008 was 50.4% as compared to 49.8% in the same period of 2007.

Provision for Income Taxes

         Federal and State income taxes for the second quarter of 2008 decreased $91,000 (6.9%) to $1,221,000 from $1,312,000 for the second quarter of 2007. For the first six months of 2008, Federal and State income taxes decreased $288,000 (12.3%) from the first six months of 2007. The decreases were a result of the lower income as the effective Federal and State tax rate for the second quarter and first six months of 2008 remained consistent at 38.1%, versus 38.3% and 38.5%, respectively, for the same two periods of 2007.

Balance Sheet Analysis

         The Company's total assets were $580,350,000 at June 30, 2008 as compared to $573,685,000 at December 31, 2007, representing an increase of 1.2%. The average assets for the six months ended June 30, 2008 were $574,879,000, which represents a decrease of $7,882,000 or 1.4% from the balance of $582,761,000 during the six-month period ended June 30, 2007. The average assets for the second quarter of 2008 were $575,827,000 compared to $576,812,000 during the second quarter of 2007 a decrease of 0.2%. Although the overall decrease was slight, there was a positive shift from investment securities to loans. Average loans increased $15,786,000 (4.0%) from the second quarter of 2007 to the second quarter of 2008, while average investment securities decreased $19,983,000 (15.2%) during the same time period. The Company chose to utilize the proceeds from matured and pay downs of investment securities as a funding source for the growth in the loans.

Investment Securities

         The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company's intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company's investment securities held on June 30, 2008 and December 31, 2007.

Table Five: Investment Securities Composition
-----------------------------------------------------------------------------
(dollars in thousands)
                                                   June 30,      December 31,
Available-for-sale (at fair value)                   2008            2007
-----------------------------------------------------------------------------
Debt securities:
   U.S. Government agencies                      $      3,187    $     16,506
   Mortgage-backed securities                          43,613          31,066
   Obligations of states and political
     subdivisions                                      32,177          31,111
   Corporate stock                                        273             287
-----------------------------------------------------------------------------
Total available-for-sale investment securities   $     79,250    $     78,970
=============================================================================
Held-to-maturity (at amortized cost)
-----------------------------------------------------------------------------
Debt securities:
   Mortgage-backed securities                    $     28,911    $     34,754
-----------------------------------------------------------------------------
Total held-to-maturity investment securities     $     28,911    $     34,754
=============================================================================

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

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and
(8) consumer loans. At June 30, 2008, these categories accounted for approximately 27%, 48%, 2%, 14%, 3%, 1%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 26%, 48%, 2%, 16%, 2%, 1%, 2% and 3% at December 31, 2007. Continuing marketing efforts, particularly in the business banking field, resulted in new borrowers, and credit extensions were expanded to existing borrowers resulting in the Company originating $58,600,000 in new loans during the first six months of 2008. Total loans increased $7,636,000 (1.9%) from December 31, 2007. Table Six below summarizes the composition of the loan portfolio as of June 30, 2008 and December 31, 2007.

Table Six: Loan and Lease Portfolio Composition
--------------------------------------------------------------------------------------------------------
(dollars in thousands)                         June 30,     December 31,     Change in       Percentage
                                                 2008           2007          dollars          change
--------------------------------------------------------------------------------------------------------
Commercial                                  $    111,945    $    105,467    $      6,478             6.1%
Real estate
   Commercial                                    197,801         191,774           6,027             3.1%
   Multi-family                                    8,771           5,830           2,941            50.5%
   Construction                                   56,917          66,022          (9,105)          (13.8%)
   Residential                                    10,126           9,285             841             9.1%
Lease financing receivable                         3,569           4,070            (501)          (12.3%)
Agriculture                                        7,876           8,177            (301)          (3.71%)
Consumer                                          12,006          10,750           1,256            11.7%
--------------------------------------------------------------------------------------------------------
Total loans and leases                           409,011         401,375           7,636             1.9%
Deferred loan and lease fees, net                   (469)           (517)             48
Allowance for loan and lease losses               (6,111)         (5,883)           (228)
--------------------------------------------------------------------------------------------------------
Total net loans and leases                  $    402,431    $    394,975    $      7,456             1.9%
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

         Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit, both unsecured and home equity secured, and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company's service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%, and loans secured by commercial and residential land, both finished and undeveloped, with maturities generally under 24 months and with original loan to value ratios generally below 65%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, The Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. The Bank acts as a broker between the Bank's clients and the loan wholesalers. The Bank receives an origination fee for loans closed.

         Subprime real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Many of these subprime loans were made with adjustable interest rates that reset upward after an introductory period. Such subprime loans coupled with declines in housing prices have led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company does not have any such "subprime" loans at June 30, 2008.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 66.9% of the Company's loan and lease portfolio at June 30, 2008, down from 68.0% at December 31, 2007. Management believes that the residential land and residential construction portion of the Company's loan portfolio carries more credit risk than it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company's market area. Management has responded by evaluating loans that it considers to carry additional risk above the normal risk of collectability, and by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio. A substantial further decline in the economy in general, or an additional decline in real estate values in the Company's primary market areas in particular, could have a further adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         At June 30, 2008, non-performing loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $14,265,000 or 3.49% of total loans and leases. Non-performing loans and leases were $7,440,000 or 1.86% of total loans and leases at December 31, 2007. At June 30, 2008, four loan relationships made up $12,131,000 or 85.0% of the non-performing assets. Of these four relationships, three continue from last quarter: a $1,352,000 development loan for residential lots, a $5,286,000 loan for a mini-storage facility, and $2,927,000 remaining on multiple loans to a developer. The development loan in an approximate total amount of $4.6 million is a loan in which the Company participates with other lenders. The Company has a net 29% interest in the loan and a loan balance of $1,352,000. The loan is a lot development loan for 29 single-family residential lots, 47 townhouse lots and 3 commercial lots located in Amador County. The mini-storage loan in the amount of $5,286,000 is a commercial loan for a mini-storage facility in El Dorado County with an original loan to value ratio from 2002 of 59.8% and a current appraisal that exceeds the carrying value of the loan. In April 2008, the Company confirmed that the borrower on the mini-storage facility loan had filed for reorganization under Chapter 11 bankruptcy. The business has appointed new management and the Company has received current operating cash flow statements indicating the borrowers ability to service the loan at a market rate of interest. Under a court-confirmed agreement, the borrower made the two required interest payments during the second quarter of 2008 and the Company has received one interest payment subsequent to quarter end. These payments have been recorded as interest income. The multiple loans to a developer totaled $3,734,000 at March 31, 2008. This relationship was made up of eight individual loans and included loans on three finished homes totaling $2,242,000; one partially completed home for $493,000, and four finished lots for $999,000. In April 2008, the Company filed notices of default on all eight properties. The filing of Chapter 11 bankruptcy by one of the borrowers, subsequent to the Company's filing of the notices of default, has delayed the foreclosure process. During the second quarter of 2008, one of the loans, in the amount of $825,000, paid off and another in the amount of $504,000 paid off subsequent to quarter end. Both loans included full payment of principal, interest and associated fees. Six loans remain from this relationship--loans on two finished homes totaling $1,424,000 and loans on four finished lots for $999,000. During the second quarter of 2008, the Company identified and placed one additional significant loan to another borrower on nonaccrual in the amount of $2,566,000. This loan is secured by an assignment of a real estate secured note covering a former mobile home park, intended for apartment development. The pledged note the Company accepted as collateral has a balance of over $4 million. Management has filed suit against the borrower and guarantors. Management believes this loan is adequately secured.

         All significant nonaccrual loans have been evaluated for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and have been assigned specific reserves as deemed necessary. At June 30, 2008, specific reserves in the amount of $1,189,000 were held on the nonperforming loans considered to be impaired. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. Interest due but excluded from interest income on nonaccrual loans and leases was $596,000 for the first six months of 2008 and not significant during the same period in 2007. In the first six months of 2008, interest income recognized from payments received on nonaccrual loans and leases was approximately $100,000 and in the same period in 2007, the amount was not significant.

         There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of June 30, 2008. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2008, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2008 and December 31, 2007.

Table Seven:  Non-Performing Loans
-----------------------------------------------------------------------------
(dollars in thousands)                             June 30,      December 31,
                                                     2008            2007
-----------------------------------------------------------------------------
Past Due 90 days or more and still accruing
   Commercial                                    $         29    $         --
   Real estate                                             --             455
   Lease financing receivable                              --              --
   Consumer and other                                      --              --
-----------------------------------------------------------------------------
Nonaccrual
   Commercial                                           2,582             148
   Real estate                                         11,630           6,787
   Lease financing receivable                              24              50
   Consumer and other                                      --              --
-----------------------------------------------------------------------------
Total non-performing loans                       $     14,265    $      7,440
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

         The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management's judgment after consideration of numerous factors including but not limited to: (i) local and regional economic conditions, (ii) borrowers' financial condition, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans and leases which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) historical loss rates, (x) quarterly review by the Board of Directors, and (xi) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL quarterly or more frequently and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrower's business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

         The allowance for loan and lease losses totaled $6,111,000 or 1.50% of total loans and leases at June 30, 2008 compared to $5,883,000 or 1.47% of total loans and leases at December 31, 2007. The Company establishes general reserves in accordance with SFAS No. 5, "Accounting for Contingencies," and specific reserves in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize probable losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the ALLL based on their judgment of information available to them at the time of their examination.

         It is the policy of management to maintain the allowance for loan and lease losses at a level believed to be adequate for known and inherent risks in the portfolio. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the allowance for loan and lease losses is prudent and adequate. Adjustments may be made based on differences from estimated loan and lease growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans and leases charged off in future periods can be made with any certainty. Table Eight below summarizes, for the periods indicated, the activity in the ALLL.

Table Eight: Allowance for Loan and Lease Losses
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                 Three Months                      Six Months
                                                                       Ended June 30,                  Ended June 30,
                                                                ------------------------------------------------------------
                                                                    2008            2007            2008            2007
----------------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                            $    405,097    $    390,311    $    404,301    $    388,862
----------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses at beginning of period      $      6,017    $      5,935    $      5,883    $      5,874

Loans and leases charged off:
     Commercial                                                          (56)            (91)           (107)            (91)
     Real estate                                                          --              --            (150)            (71)
     Lease financing receivable                                          (25)             --             (25)             --
     Consumer                                                            (20)            (48)            (27)            (52)
----------------------------------------------------------------------------------------------------------------------------
Total                                                                   (101)           (139)           (309)           (214)
----------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously
charged off:
     Commercial                                                            1              31               2              39
     Real estate                                                          --              --              --              --
     Lease financing receivable                                            4               1               8               8
     Consumer                                                             --              --              --              --
----------------------------------------------------------------------------------------------------------------------------
Total                                                                      5              32              10              47
----------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                                    (96)           (107)           (299)           (167)
Additions to allowance charged
to operating expenses                                                    190             144             527             265
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses
at end of period                                                $      6,111    $      5,972    $      6,111    $      5,972
----------------------------------------------------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs to average
loans and leases outstanding (annualized)                                .10%            .11%            .15%            .09%
Provision of allowance for loan and lease
losses to average loans and leases
outstanding (annualized)                                                 .19%            .15%            .26%            .14%
Allowance for loan and lease losses to loans and
leases net of deferred fees at end of period                            1.50%           1.53%           1.50%           1.53%

Other Real Estate

         At June 30, 2008, the Company did not have any other real estate ("ORE") properties, and at December 31, 2007, the Company had $61,000 in ORE.

Deposits

         At June 30, 2008, total deposits were $459,200,000 representing an increase of $3,555,000 (0.8%) from the December 31, 2007 balance of $455,645,000. Noninterest-bearing deposits decreased $4,946,000 (3.7%) from December 31, 2007 to June 30, 2008, while interest-bearing deposits increased $8,501,000 (2.6%) over that same period. The Company's deposit growth plan continues to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts categories. The Company experienced some success in the interest checking and savings accounts with an increase of $4,122,000 (5.2%) in those accounts from December 31, 2007 to June 30, 2008.

Other Borrowed Funds

         Other borrowings outstanding as of June 30, 2008 and December 31, 2007, consist of advances (both long-term and short-term) from the Federal Home Loan Bank ("FHLB"). Table Nine below summarizes these borrowings:

Table Nine: Other Borrowed Funds
---------------------------------------------------------------------------------------------------
(dollars in thousands)
                                              June 30, 2008                  December 31, 2007
                                       ----------------------------    ----------------------------
                                           Amount          Rate            Amount         Rate
                                       ------------------------------------------------------------
              Short-term borrowings:

                FHLB advances          $     36,303            2.95%   $     51,603            3.61%
                                       ------------------------------------------------------------
              Long-term borrowings:

                FHLB advances          $     17,500            3.13%   $         --              --
                                       ------------------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during the first two quarters of 2008 and 2007 was $42,544,000 and $42,384,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):


                                Short-term                Long-term
                               ------------              ------------
Amount                            $36,303                   $17,500
Maturity                       2008 to 2009              2009 to 2010
Average rates                      2.95%                     3.13%

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

         The Company and the Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At June 30, 2008, shareholders' equity was $61,067,000, representing an increase of $1,094,000 (1.8%) from $59,973,000 at
December 31, 2007. The increase results from the increase in other comprehensive income, net income for the period, the stock based compensation, and the proceeds from the exercise of stock options exceeding the stock repurchases and cash dividends paid to shareholders. The ratio of total risk-based capital to risk adjusted assets was 11.0% at June 30, 2008 and 10.7% at December 31, 2007. Tier 1 risk-based capital to risk-adjusted assets was 9.7% at June 30, 2008 and 9.5% at December 31, 2007.

         Table Ten below lists the Company's actual capital ratios at June 30, 2008 and December 31, 2007 as well as the minimum capital ratios for capital adequacy.

Table Ten:  Capital Ratios
------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets        At June 30,     At December 31,       Minimum Regulatory
                                           2008             2007            Capital Requirements
------------------------------------------------------------------------------------------------
Leverage ratio                             7.8%             7.7%                   4.00%

Tier 1 Risk-Based Capital                  9.7%             9.5%                   4.00%

Total Risk-Based Capital                  11.0%            10.7%                   8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and the Bank met all of their capital adequacy requirements as of June 30, 2008 and December 31, 2007.

         The Company, through a Board of Director authorized plan, may repurchase, as conditions warrant, up to 6.5% annually of the Company's common stock. Repurchases are generally made in the open market at market prices. See
Part II, Item 2, for additional disclosure.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2008 and 2007.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, borrowing arrangements with the FHLB, payments at maturity of short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2008 and December 31, 2007 were approximately $92,686,000 and $6,665,000 and $112,633,000 and $7,537,000, respectively. Such loan commitments relate primarily to revolving lines of credit , other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2008, consolidated liquid assets totaled $59.4 million or 10.2% of total assets compared to $47.1 million or 8.2% of total assets on December 31, 2007. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $52,000,000 with correspondent banks. At June 30, 2008, the Company had $52,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At June 30, 2008, American River Bank could have arranged for up to $123,325,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2008, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $57,553,000, leaving $65,772,000 available under these FHLB secured borrowing arrangements. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. These securities are also available to pledge as collateral for borrowings if the need should arise. The Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. The Bank can also pledge securities to borrow from the FRB and the FHLB.

         The principal cash requirements of the Company are for expenses incurred in the support of administration and operations. For nonbanking functions, the Company is dependent upon the payment of cash dividends from the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2008 and December 31, 2007, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $99,351,000 and $120,170,000 at June 30, 2008 and December 31, 2007, respectively. As a percentage of net loans and leases these off-balance sheet items represent 24.7% and 30.4%, respectively.

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

         Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest-bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one-year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The simulation modeling indicated below attempts to estimate changes in the Company's net interest income utilizing a forecast balance sheet projected from the end of period balances.

         Table Eleven below summarizes the effect on net interest income (NII) of a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Table Eleven: Interest Rate Risk Simulation of Net Interest as of June 30, 2008 and December 31, 2007
-----------------------------------------------------------------------------------------------------
(dollars in thousands)                                         $ Change in NII        $ Change in NII
                                                                from Current            from Current
                                                              12 Month Horizon        12 Month Horizon
                                                                June 30, 2008        December 31, 2007
                                                                -------------        -----------------
           Variation from a constant rate scenario
              +200bp                                             $  635                   $   51
              -200bp                                             $   (7)                  $ (298)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4.  Controls and Procedures.

         The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

         During the quarter ended June 30, 2008, there have been no changes in the Company's internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

        There have been no significant changes in the risk factors previously disclosed in the Company's Form 10-K for the period ended December 31, 2007, filed with the Securities and Exchange Commission on March 6, 2008, although the overall decline in real estate values in California, and more specifically in our primary market area, has continued and expanded during 2008. While the Company has not been materially adversely impacted by this trend to date, continuing declines in real estate values may have a material adverse effect on the overall economic conditions in the Company's market area, which could result in increased loan losses and require a material increase in the allowance for loan losses and thereby adversely affect the Company's results of operations, financial condition, future prospects, profitability and stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allows for the repurchase of up to six and one half percent (6.5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 6.5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2008. The repurchases under this plan can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase programs at any time for any reason. The 6.5% program announced in 2008, replaced a program announced in 2001 whereby the Company had the ability to repurchase of up to five percent (5.0%) annually of the Company's outstanding shares of common stock. The following table lists shares repurchased during the quarter and the maximum amount available to repurchase under the repurchase plan as of the dates noted.

--------------------------------------------------------------------------------------------------------
        Period               (a)            (b)                 (c)                      (d)
                        Total Number   Average Price      Total Number of        Maximum Number (or
                          of Shares    Paid Per Share    Shares (or Units)       Approximate Dollar
                         (or Units)      (or Unit)     Purchased as Part of     Value) of Shares (or
                          Purchased                     Publicly Announced     Units) That May Yet Be
                                                         Plans or Programs       Purchased Under the
                                                                                  Plans or Programs
--------------------------------------------------------------------------------------------------------
       Month #1
    April 1 through         None              N/A              None                    282,868
    April 30, 2008
       Month #2
    May 1 through           None              N/A              None                    282,868
    May 31, 2008
       Month #3
    June 1 through          None              N/A              None                    282,868
    June 30, 2008
--------------------------------------------------------------------------------------------------------
        Total               None              N/A              None
--------------------------------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The following are the voting results of the registrant's annual meeting of the shareholders held on May 22, 2008:

PROPOSAL NO. 1:  Election of Directors.

         The following Directors were elected to serve until the 2009 Annual Meeting of Shareholders and until their successors are duly elected and have qualified with the following vote tabulation:

        Directors elected to a one-year term expiring in 2009:

        Dorene C. Dominguez:   FOR  4,372,727    AGAINST  0     ABSTAIN   39,256
        Stephen H. Waks:       FOR  4,113,906    AGAINST  0     ABSTAIN  298,077
        Michael A. Ziegler:    FOR  4,370,591    AGAINST  0     ABSTAIN   41,392

PROPOSAL NO. 2:  To declassify the Board of Directors.

         The proposal was ratified with the following vote tabulation:

         FOR  4,293,706          AGAINST    44,558          ABSTAIN    73,719

PROPOSAL NO. 3: To ratify the appointment of Perry-Smith LLP as independent registered public accountants for the Company for the 2008 fiscal year.

         The proposal was ratified with the following vote tabulation:

         FOR  4,387,314          AGAINST     9,103          ABSTAIN    15,566

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

          (10.23) Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 22, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on April 27, 2005.

          (10.24) Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 18, 2005.

          (10.25) Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated September 8, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on September 9, 2005.

         *(10.26) American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 17, 2006; and the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 23, 2007; and the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

         *(10.27) American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

         *(10.28) Employment Agreement dated September 20, 2006 between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

         *(10.29) Employment Agreement dated September 20, 2006 between American River Bankshares and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

         *(10.30) Employment Agreement dated September 20, 2006 between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

         *(10.31) Employment Agreement dated September 20, 2006 between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.5 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

         *(10.32) Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.6 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

         *(10.33) Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

          (10.34) Lease agreement between American River Bank and Sierra Investment Group, LLC, dated April 1, 2007, related to 3330 Cameron Park Drive, Suite 150, Cameron Park, California incorporated by reference from Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2007 and Addendum B, dated April 1, 2008, incorporated by reference from Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2008.

          (10.35) Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit
                      99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 16, 2007.

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

                                       AMERICAN RIVER BANKSHARES

August 7, 2008                         By: /s/ DAVID T. TABER
                                           -------------------------------------
                                           David T. Taber
                                           President and
                                           Chief Executive Officer


                                       AMERICAN RIVER BANKSHARES

August 7, 2008                         By: /s/ MITCHELL A. DERENZO
                                           -------------------------------------
                                           Mitchell A. Derenzo
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX



Exhibit Number             Description                                   Page
--------------------------------------------------------------------------------

   3.1            Articles of Incorporation, as amended.                  40

   3.2            Bylaws, as amended.                                     48

   31.1           Certifications of Chief Executive Officer pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.       85

   31.2           Certifications of Chief Financial Officer pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.       86

   32.1           Certification of American River Bankshares by its
                  Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.                                                   87