Form 10-Q
period 2008-09-30
AMERICAN RIVER BANKSHARES
filed 2008-11-06
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2008
                                ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Large accelerated filer [ ]                        Accelerated filer         [X]

Non-accelerated filer   [ ]                        Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     No par value Common Stock - 5,517,247 shares outstanding at November 5,
2008.

                            AMERICAN RIVER BANKSHARES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008


                                                                            Page
Part I.
    Item 1.    Financial Statements                                           3
    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     13
    Item 3.    Quantitative and Qualitative Disclosures About Market Risk    32
    Item 4.    Controls and Procedures                                       33

Part II.

   Item 1.     Legal Proceedings                                             34
   Item 1A.    Risk Factors                                                  34
   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds   35
   Item 3.     Defaults Upon Senior Securities                               36
   Item 4.     Submission of Matters to a Vote of Security Holders           36
   Item 5.     Other Information                                             36
   Item 6.     Exhibits                                                      36

Signatures                                                                   41

Exhibit Index                                                                42

   31.1        Certifications of Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002                 43

   31.2        Certifications of the Chief Financial Officer pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002              44

   32.1        Certifications of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                    45


                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                           AMERICAN RIVER BANKSHARES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                          September 30,     December 31,
                                                                              2008             2007
                                                                          -------------    -------------
ASSETS

Cash and due from banks                                                   $      17,258    $      16,245
Federal funds sold                                                                   --            1,700
                                                                          -------------    -------------
         Total cash and cash equivalents                                         17,258           17,945

Interest-bearing deposits in banks                                                4,941            4,951
Investment securities:
   Available-for-sale (amortized cost: 2008--$64,648; 2007--$78,799)             63,954           78,970
   Held-to-maturity (fair value: 2008--$26,859; 2007--$34,855)                   26,655           34,754
Loans and leases, less allowance for loan and lease losses of
   $6,183 at September 30, 2008 and $5,883 at December 31, 2007                 420,911          394,975
Premises and equipment, net                                                       2,028            1,983
Federal Home Loan Bank stock                                                      3,890            2,800
Accounts receivable servicing receivables, net                                    1,310            1,666
Goodwill and other intangible assets                                             17,299           17,514
Accrued interest receivable and other assets                                     18,422           18,127
                                                                          -------------    -------------
                                                                          $     576,668    $     573,685
                                                                          =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                                    $     120,231    $     132,666
   Interest-bearing                                                             315,674          322,979
                                                                          -------------    -------------
       Total deposits                                                           435,905          455,645

Short-term borrowings                                                            56,873           51,603
Long-term borrowings                                                             16,500               --
Accrued interest payable and other liabilities                                    5,796            6,464
                                                                          -------------    -------------

       Total liabilities                                                        515,074          513,712
                                                                          -------------    -------------

Commitments and contingencies

Shareholders' equity:
   Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 5,517,415 shares at
      September 30, 2008 and 5,590,277 shares at December 31, 2007               44,543           45,668
   Retained earnings                                                             17,461           14,204
   Accumulated other comprehensive (loss) income, net of taxes                     (410)             101
                                                                          -------------    -------------

       Total shareholders' equity                                                61,594           59,973
                                                                          -------------    -------------
                                                                          $     576,668    $     573,685
                                                                          =============    =============

See Notes to Unaudited Consolidated Financial Statements


                            AMERICAN RIVER BANKSHARES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME


(In thousands, except per share data)
For the periods ended September 30,                                 Three months                    Nine months
                                                           ----------------------------    ----------------------------
                                                               2008            2007            2008            2007
                                                           ------------    ------------    ------------    ------------
Interest income:
    Interest and fees on loans                             $      7,283    $      8,010    $     21,472    $     23,840
    Interest on Federal funds sold                                    1              15               9              21
    Interest on deposits in banks                                    52              68             176             204
    Interest and dividends on investment securities:
        Taxable                                                     984           1,089           2,946           3,500
        Exempt from Federal income taxes                            280             268             813             828
        Dividends                                                     4               4              18              23
                                                           ------------    ------------    ------------    ------------
                Total interest income                             8,604           9,454          25,434          28,416
                                                           ------------    ------------    ------------    ------------
Interest expense:
    Interest on deposits                                          1,415           2,481           4,622           7,398
    Interest on borrowings                                          447             293           1,333           1,182
                                                           ------------    ------------    ------------    ------------
                Total interest expense                            1,862           2,774           5,955           8,580
                                                           ------------    ------------    ------------    ------------

                Net interest income                               6,742           6,680          19,479          19,836

Provision for loan and lease losses                                 381              50             908             315
                                                           ------------    ------------    ------------    ------------
                Net interest income after provision for
                loan and lease losses                             6,361           6,630          18,571          19,521
                                                           ------------    ------------    ------------    ------------

Noninterest income                                                  446             669           1,670           2,034
                                                           ------------    ------------    ------------    ------------

Noninterest expense:
    Salaries and employee benefits                                2,097           2,168           6,191           6,435
    Occupancy                                                       376             356           1,106           1,039
    Furniture and equipment                                         186             176             576             507
    Other expense                                                 1,035           1,096           3,092           3,286
                                                           ------------    ------------    ------------    ------------
                Total noninterest expense                         3,694           3,796          10,965          11,267
                                                           ------------    ------------    ------------    ------------

                Income before provision for income taxes          3,113           3,503           9,276          10,288

Provision for income taxes                                        1,182           1,351           3,531           3,952
                                                           ------------    ------------    ------------    ------------

                Net income                                 $      1,931    $      2,152    $      5,745    $      6,336
                                                           ============    ============    ============    ============

Basic earnings per share                                   $       0.35    $       0.37    $       1.04    $       1.09
                                                           ============    ============    ============    ============
Diluted earnings per share                                 $       0.35    $       0.37    $       1.03    $       1.08
                                                           ============    ============    ============    ============
Cash dividends per share                                   $       0.15    $       0.14    $       0.45    $       0.43
                                                           ============    ============    ============    ============

See notes to Unaudited Consolidated Financial Statements



AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands) (Unaudited)
                                                                                           Accumulated
                                                        Common Stock                          Other         Total        Total
                                                  ------------------------    Retained    Comprehensive  Shareholders' Comprehensive
                                                     Shares       Amount      Earnings    Income (Loss)    Equity        Income
                                                  -----------  -----------   ----------   -----------    -----------    --------
Balance, January 1, 2007                            5,657,346  $    48,246   $   14,690   $      (565)   $    62,371

Comprehensive income:
   Net income                                                                     8,478                        8,478    $  8,478
   Other comprehensive income, net of tax:
       Net change in unrealized gains (losses) on
         available-for-sale investment securities                                                 666            666         666
                                                                                                                        --------

          Total comprehensive income                                                                                    $  9,144
                                                                                                                        ========

Cash dividends ($0.58 per share)                                                 (3,319)                      (3,319)
Fractional shares redeemed for stock dividend              (6)          (9)                                       (9)
5% stock dividend                                     265,683        5,645       (5,645)
Stock options exercised and related tax benefit        54,569          679                                       679
Stock option compensation expense                                      301                                       301
Retirement of common stock                           (387,315)      (9,194)                                   (9,194)
                                                  -----------  -----------   ----------   -----------    -----------
              Balance, December 31, 2007            5,590,277       45,668       14,204           101         59,973

Comprehensive income:
   Net income                                                                     5,745                        5,745    $  5,745
   Other comprehensive income, net of tax:
       Net change in unrealized gains (losses) on
         available-for-sale investment securities                                                (511)          (511)       (511)
                                                                                                                        --------

          Total comprehensive income                                                                                    $  5,234
                                                                                                                        ========

Cash dividends ($0.45 per share)                                                 (2,488)                      (2,488)
Stock options exercised and related tax benefit        32,638          320                                       320
Stock option compensation expense                                      216                                       216
Retirement of common stock                           (105,500)      (1,661)                                   (1,661)
                                                  -----------  -----------   ----------   -----------    -----------

              Balance, September 30, 2008           5,517,415  $    44,543   $   17,461   $      (410)   $    61,594
                                                  ===========  ===========   ===========  ===========    ===========

See Notes to Unaudited Consolidated Financial Statements


AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,
                                                                              2008             2007
                                                                          ------------     ------------
Cash flows from operating activities:
    Net income                                                            $      5,745     $      6,336
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan and lease losses                                       908              315
         Increase (decrease) in deferred loan origination fees, net                 23             (121)
         Depreciation and amortization                                             612              621
         Loss (gain) on sale, call and impairment of securities                    106              (11)
         Amortization of investment security premiums
             and discounts, net                                                    104              210
         Decrease in provision for accounts receivable
             servicing receivable allowance for losses                              --               (3)
         Increase in cash surrender value of life insurance                       (306)            (297)
             polices
         Stock option compensation expense                                         216              221
         Tax benefit from exercise of stock options                                (85)            (208)
         Decrease in accrued interest
             receivable and other assets                                         1,106            1,330
         Decrease in accrued interest payable
             and other liabilities                                                (657)            (764)
                                                                          ------------     ------------

                    Net cash provided by operating activities                    7,772            7,629
                                                                          ------------     ------------

Cash flows from investing activities:
         Proceeds from the sale of investment securities                        24,225            6,506
         Proceeds from matured and called available-for-sale
             investment securities                                              12,495           17,370
         Purchases of available-for-sale investment securities                 (29,629)              --
         Purchases of held-to-maturity investment securities                        --             (967)
         Proceeds from principal repayments for available-
             for-sale investment securities                                      6,786            2,205
         Proceeds from principal repayments for held-to-
             maturity investment securities                                      8,162            6,169
         Net decrease in interest-bearing deposits in banks                         10              100
         Net increase in loans                                                 (27,582)          (2,374)
         Proceeds from sale of other real estate                                    61               --
         Net decrease in accounts receivable
             servicing receivables                                                 356              708
         Purchases of equipment                                                   (443)            (417)
         Net (increase) decrease in FHLB stock                                  (1,090)             307
                                                                          ------------     ------------

                    Net cash (used in) provided by investing activities         (6,649)          29,607
                                                                          ------------     ------------


    Cash flows from financing activities:
         Net decrease in demand, interest-bearing
             and savings deposits                                         $    (23,989)    $     (8,443)
         Net increase (decrease) in time deposits                                4,249          (13,358)
         Net increase (decrease) in short-term borrowings                        5,270           (9,349)
         Net increase (decrease) in long-term borrowings                        16,500           (5,000)
         Payment of cash dividends                                              (2,499)          (2,508)
         Cash paid to repurchase common stock                                   (1,661)          (5,950)
         Exercise of stock options                                                 235              417
         Tax benefit from exercise of stock options                                 85              208
                                                                          ------------     ------------

                    Net cash used in financing activities                       (1,810)         (43,983)
                                                                          ------------     ------------

                    Decrease in cash and cash
                     equivalents                                                  (687)          (6,747)

Cash and cash equivalents at beginning of year                                  17,945           25,352
                                                                          ------------     ------------

Cash and cash equivalents at end of period                                $     17,258     $     18,605
                                                                          ============     ============

See Notes to Unaudited Consolidated Financial Statements

                            AMERICAN RIVER BANKSHARES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the "Company") at September 30, 2008 and December 31, 2007, and the results of its operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and its cash flows for the nine-month periods ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2007 annual report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2008 may not necessarily be indicative of the operating results for the full year.

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

Stock Option Compensation

There were no stock options granted during the three-month periods ended September 30, 2008 and 2007. The weighted average grant date fair value of options granted for the nine-month periods ended September 30, 2008 and 2007 was $2.89 and $6.06, respectively. For the three-month periods ended September 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $74,000 and $80,000, respectively. For the nine-month periods ended September 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $216,000 and $221,000, respectively. The recognized tax benefit for stock option compensation expense was $9,000 and $13,000, for the three-month periods ended September 30, 2008 and 2007, respectively. The recognized tax benefit for stock option compensation expense was $26,000 and $37,000, for the nine-month periods ended September 30, 2008 and 2007, respectively. At September 30, 2008, the total compensation cost related to nonvested awards not yet recorded is expected to be $841,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 3.1 years.

Stock Option Activity

A summary of option activity under the stock option plans as of September 30, 2008 and changes during the period then ended is presented below:

                                                                                Weighted
                                                                 Weighted       Average
                                                                 Average        Remaining        Aggregate
                                                                 Exercise      Contractual       Intrinsic
               Options                             Shares         Price           Term          Value ($000)
               -------                         -----------     ------------   ---------------   -----------
    Outstanding at January 1, 2008                 332,310     $      18.33         6.5 years   $       731
             Granted                                62,285     $      16.93         9.8 years            --
             Exercised                             (32,626)    $       7.74                --            --
             Cancelled                             (32,456)    $      16.68                --            --
                                               -----------
    Outstanding at September 30, 2008              329,513     $      19.41         7.1 years   $        40
                                               ===========                    ===============   ===========
    Exercisable at September 30, 2008              142,179     $      17.74         5.8 years   $        40
                                               ===========                    ===============   ===========

The intrinsic value was derived from the market price of the Company's common stock of $9.93 as of September 30, 2008.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $89,198,000 and standby letters of credit of approximately $5,304,000 at September 30, 2008. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2008 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at September 30, 2008 or September 30, 2007.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,526,654 and 5,540,812 shares for the three-month and nine-month periods ended September 30, 2008, and 5,772,888 and 5,804,940 shares for the three-month and nine-month periods ended September 30, 2007). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (5,264 and 16,740 shares for the three-month and nine-month periods ended September 30, 2008 and 50,592 and 67,172 shares for the three-month and nine-month periods ended September 30, 2007). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive (loss) income. Other comprehensive (loss) income, net of taxes, was comprised of the unrealized losses on available-for-sale investment securities of $(374,000) and $(511,000), respectively, for the three-month and nine-month periods ended September 30, 2008 and $495,000 and $362,000, respectively, for the three-month and nine month periods ended September 30, 2007. Comprehensive income was $1,557,000 and $5,234,000, respectively, for the three-month and nine-month periods ended September 30, 2008 and $2,647,000 and $6,698,000, respectively, for the three-month and nine-month periods ended September 30, 2007. Reclassification adjustments resulting from realized gain or loss on sale of investment securities for the quarter ended included gains on sale of $93,000 and an impairment loss of $233,000 and for the quarter ended September 30, 2007 were not significant.

6. BORROWING ARRANGEMENTS

At September 30, 2008, the Company has a total of $52,000,000 in unsecured short-term borrowing arrangements with three of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2008 or December 31, 2007.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the "FHLB") which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $73,373,000 were outstanding from the FHLB at September 30, 2008, bearing interest rates ranging from 1.31% to 3.78% and maturing between October 1, 2008 and August 22, 2011. Advances totaling $51,603,000 were outstanding from the FHLB at December 31, 2007, bearing interest rates ranging from 3.25% to 5.21% and maturing between January 2, 2008 and October 30, 2008. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2008 and December 31, 2007 totaled $39,627,000 and $79,631,000, respectively.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three and nine-month periods ended September 30, 2008.

8. FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 157 (SFAS 157), "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first nine months of 2008.

The following table presents information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement, in its entirety, requires judgment and considers factors specific to the asset or liability.

(dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                          Fair Value
         Description                     September 30,                 Fair Value Measurements
                                             2008                     at September 30, 2008 Using
-----------------------------------    ---------------   ---------------------------------------------------

                                                        Quoted Prices in       Other           Significant
                                                       Active Markets for    Observable       Unobservable
                                                        Identical Assets       Inputs            Inputs
                                                            (Level 1)         (Level 2)         (Level 3)
                                                         ---------------   ---------------   ---------------
Assets and liabilities measured on
a recurring basis:
Available-for-sale securities          $        63,954   $            93   $        63,861   $            --
                                       ---------------   ---------------   ---------------   ---------------
Total                                  $        63,954   $            93   $        63,861   $            --
                                       ===============   ===============   ===============   ===============

Assets and liabilities measured on
a nonrecurring basis:
Impaired loans                         $         7,253   $            --   $         7,253   $            --
Other real estate owned                            716                --               716                --
                                       ---------------   ---------------   ---------------   ---------------
Total                                  $         7,969   $            --   $         7,969   $            --
                                       ===============   ===============   ===============   ===============

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

Other real estate owned - Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property's new basis.

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles"(SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. The provisions of SFAS No. 162 did not have a material impact on the Company's condensed consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company's fair value measurement as of September 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following is management's discussion and analysis of the significant changes in American River Bankshares' (the "Company") balance sheet accounts between December 31, 2007 and September 30, 2008 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2008 and 2007. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited.

         Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation;
(11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under "Item 1A-Risk Factors" in the Company's report on Form 10-K for the year ended December 31, 2007, and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2007 and its 2008 reports filed on Forms10-Q and 8-K.

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

General Development of Business

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 125 full-time employees as of September 30, 2008.

         The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (the "Bank"), and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

         American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. The Bank operates: (1) five full service offices and one convenience office in Sacramento and Placer Counties including the head office located at 1545 River Park Drive, Suite 107, Sacramento, and branch offices located at 520 Capitol Mall, Suite 100, Sacramento, 9750 Business Park Drive, Sacramento, 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville, and the convenience office (limited service office) located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, and (2) three full service offices in Sonoma County located at 412 Center Street, Healdsburg, 8733 Lakewood Drive, Windsor, and 50 Santa Rosa Avenue, Suite 100, Santa Rosa, operated under the name "North Coast Bank, a division of American River Bank." North Coast Bank was acquired by the Company in 2000 as a separate bank subsidiary and was merged with and into American River Bank in 2003. The Company acquired Bank of Amador located in Jackson, California in 2004. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices as "Bank of Amador, a division of American River Bank" within its primary service area of Amador County, in the cities of Jackson, Pioneer and Ione.

         The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable legal limits. See also "Item 1A--Risk Factors" regarding changes to the FDIC insurance coverage and the changes to the assessments. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. The Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. The Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and revolving credit loans and offers other customary banking services. The Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment. The Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994.

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

Overview

         The Company recorded net income of $1,931,000 for the quarter ended September 30, 2008, which was $221,000 (10.3%) below the $2,152,000 reported for the same period of 2007. Diluted earnings per share for the third quarter of 2008 were $0.35 compared to $0.37 recorded in the third quarter of 2007. The return on average equity (ROAE) and the return on average assets (ROAA) for the third quarter of 2008 were 12.51% and 1.32%, respectively, as compared to 13.99% and 1.50%, respectively, for the same period in 2007.

         Net income for the nine months ended September 30, 2008 and 2007 was $5,745,000 and $6,336,000, respectively, with diluted earnings per share of $1.03 and $1.08, respectively. For the first nine months of 2008, ROAE was 12.63% and ROAA was 1.33% compared to 13.97% and 1.47%, respectively, for the same period in 2007.

         Total assets of the Company increased by $2,983,000 (0.5%) from $573,685,000 at December 31, 2007 to $576,668,000 at September 30, 2008. Net
loans totaled $420,911,000 at September 30, 2008, up $25,936,000 (6.6%) from
$394,975,000 at December 31, 2007. Deposit balances at September 30, 2008 totaled $435,905,000, down $19,740,000 (4.3%) from $455,645,000 at December 31,
2007. The growth in loans was funded primarily by the maturities and pay downs on investment securities and increased short and long-term borrowings.

         The Company ended the third quarter of 2008 with a Tier 1 capital ratio of 9.8% and a total risk-based capital ratio of 11.0% versus 9.5% and 10.7%, respectively, at December 31, 2007. Table One below provides a summary of the components of net income for the periods indicated (See the "Results of Operations" section that follows for an explanation of the fluctuations in the individual components).

Table One:  Components of Net Income
-------------------------------------------------------------------------------------------------------------
                                                         For the three                  For the nine
                                                         months ended                   months ended
                                                         September 30,                  September 30,
                                                 ----------------------------    ----------------------------
(in thousands, except percentages)                   2008            2007            2008            2007
                                                 ------------    ------------    ------------    ------------
Net interest income*                             $      6,834    $      6,765    $     19,744    $     20,099
Provision for loan and lease losses                      (381)            (50)           (908)           (315)
Noninterest income                                        446             669           1,670           2,034
Noninterest expense                                    (3,694)         (3,796)        (10,965)        (11,267)
Provision for income taxes                             (1,182)         (1,351)         (3,531)         (3,952)
Tax equivalent adjustment                                 (92)            (85)           (265)           (263)
                                                 ------------    ------------    ------------    ------------

Net income                                       $      1,931    $      2,152    $      5,745    $      6,336
                                                 ============    ============    ============    ============

-------------------------------------------------------------------------------------------------------------
Average total assets                             $    581,851    $    569,099    $    577,220    $    578,157
Net income (annualized) as a percentage
  of average total assets                                1.32%           1.50%           1.33%           1.47%

-------------------------------------------------------------------------------------------------------------

*   Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company's net interest margin was 5.14% for the three months ended September 30, 2008, 5.17% for the three months ended September 30, 2007, 5.02% for the nine months ended September 30, 2008 and 5.10% for the nine months ended September 30, 2007.

         The fully taxable equivalent interest income component for the third quarter of 2008 decreased $843,000 (8.8%) to $8,696,000 compared to $9,539,000 for the three months ended September 30, 2007. Total fully taxable equivalent interest income for the nine months ended September 30, 2008 decreased $2,980,000 (10.4%) to $25,699,000 compared to $28,679,000 for the nine months ended September 30, 2007. The decrease in the fully taxable equivalent interest income for the third quarter of 2008 compared to the same period in 2007 is broken down by rate (down $1,168,000) and volume (up $325,000). The decline in rates can be attributed to decreases implemented by the Company during the latter part of 2007 and 2008 in response to the Federal Reserve Board (the "FRB") decreases in the Federal funds and discount rates. Decreases by the FRB have resulted in seven rate reductions totaling 325 basis points since September 2007. The decrease in rates was mitigated during the third quarter of 2008 by recoveries of interest income on certain non-performing loans. During the third quarter of 2008, the Company collected interest on certain non-performing loans and reestablished the accrual of interest on certain loans that are now considered performing and were returned to accrual status. The amount recorded was higher than the amount that was required to be reversed on loans placed on non-accrual during the quarter and the forgone interest related to carrying loans on non-performing status during the quarter. The net positive effect to interest income on loans was approximately $84,000 during the third quarter of 2008 or 8 basis points. The overall decreases in the interest rate environment net of the 8 basis points described above resulted in a 75 basis point decrease in the yield on average earning assets. Yields were 7.29% for the third quarter of 2007 compared to 6.54% for the third quarter of 2008. The volume increase occurred as a result of an increase in the level of average earning assets during the quarter from $519,448,000 during 2007 to $528,981,000 during 2008 combined with a shift in the mix of earning assets from lower earning investments to higher earning loans. This is directly related to the Company's decision to use the proceeds from principal reductions and maturing investment securities to provide funding for loan growth. This strategy has reduced the average balances on investment securities by $13,246,000 or 10.8% from $122,617,000 during the third quarter of 2007 to $109,371,000 during the third quarter of 2008, while average loan balances increased $23,798,000 or 6.1% from $390,694,000 during the third quarter of 2007 to $414,492,000 during the third quarter of 2008. The Company's ability to increase its average loans is the result of its continued concentrated focus on business lending and the purchase of a $7,255,000 pool of loans secured by properties located in the Company's market area from another bank.

         The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2008 over the same period in 2007 resulted from decreases in rate (down $3,415,000) and an increase in volume (up $435,000). Average earning assets decreased $1,539,000 (0.3%) during the first nine months of 2008 as compared to the same period in 2007. Average loan balances increased $18,244,000 (4.7%) during that same period and average investment securities balances decreased $19,756,000 (15.0%).

         Interest expense was $912,000 (32.9%) lower in the third quarter of 2008 versus the prior year period. The average balances of interest-bearing liabilities were $28,621,000 (7.9%) higher in the third quarter of 2008 versus the same quarter in 2007. The higher balances accounted for a $481,000 increase in interest expense. Average borrowings were up $42,155,000 (189.3%) as the Company used the borrowed funds as part of the funding for the increased loan balances with the decrease in deposit balances. Average deposit balances have decreased $29,855,000 (6.2%) from $480,097,000 during the third quarter of 2007 to $450,242,000 during the third quarter of 2008. Although the number of deposit relationships and accounts remains relatively stable, the average balances in those accounts have experienced a decrease over the past twelve months. As a result of the lower overall interest rate environment the decrease in rates accounted for a $1,168,000 reduction in interest expense for the three-month period ended September 30, 2008. Rates paid on interest-bearing liabilities decreased 115 basis points from the third quarter of 2007 to the third quarter of 2008 from 3.06% to 1.91%. The rate on average borrowings dropped 246 basis points during that same time period from 5.22% to 2.76%.

         Interest expense was $2,625,000 (30.6%) lower in the nine-month period ended September 30, 2008 versus the prior year period. The average balances on interest-bearing liabilities were $17,406,000 (4.8%) higher in the nine-month period ended September 30, 2008 versus the same period in 2007. The increase in the average balances was concentrated in the other borrowings as the average balances of the interest bearing deposit accounts decreased. As a result the higher balances accounted for an $832,000 increase in interest expense. This increase was offset by lower rates, which accounted for a $3,457,000 decrease in interest expense for the nine-month period. Rates paid on interest-bearing liabilities decreased 106 basis points from the first nine months of 2007 to the first nine months of 2008 from 3.14% to 2.08%.

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


Table Two:  Analysis of Net Interest Margin on Earning Assets
------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                          2008                                          2007
                                       -------------------------------------------   -----------------------------------------
(Taxable Equivalent Basis)                  Avg                           Avg            Avg                          Avg
(dollars in thousands)                    Balance       Interest        Yield (4)      Balance        Interest      Yield (4)
                                       ------------   ------------    ------------   ------------   ------------  ------------
Assets
Earning assets:
  Loans and leases (1)                 $    414,492   $      7,283           6.99%  $    390,694   $      8,010           8.13%
  Taxable investment
     securities                              81,101            984           4.83%        95,454          1,089           4.53%
  Tax-exempt investment
     securities (2)                          28,101            371           5.25%        26,881            351           5.18%
  Corporate stock (2)                           169              5          11.77%           282              6           8.44%
  Federal funds sold                            177              1           2.25%         1,203             15           4.95%
  Investments in time deposits                4,941             52           4.19%         4,934             68           5.47%
                                       ------------   ------------                  ------------   ------------
Total earning assets                        528,981          8,696           6.54%       519,448          9,539           7.29%
                                                      ------------                                 ------------
Cash & due from banks                        19,224                                       16,094
Other assets                                 39,822                                       39,489
Allowance for loan & lease losses            (6,176)                                      (5,932)
                                       ------------                                 ------------
                                       $    581,851                                 $    569,099
                                       ============                                 ============
Liabilities & Shareholders' Equity
Interest bearing liabilities:
  Interest checking and money market   $    162,985            454           1.11%  $    178,616          1,031           2.29%
  Savings                                    37,798             95           1.00%        37,062            136           1.46%
  Time deposits                             123,554            866           2.79%       122,193          1,314           4.27%
  Other borrowings                           64,423            447           2.76%        22,268            293           5.22%
                                       ------------   ------------                  ------------   ------------
Total interest bearing liabilities          388,760          1,862           1.91%       360,139          2,774           3.06%
                                                      ------------                                 ------------
Noninterest bearing demand deposits         125,905                                      142,226
Other liabilities                             5,770                                        5,719
                                       ------------                                 ------------
Total liabilities                           520,435                                      508,084
Shareholders' equity                         61,416                                       61,015
                                       ------------                                 ------------
                                       $    581,851                                 $    569,099
                                       ============                                 ============
Net interest income & margin (3)                      $      6,834           5.14%                 $      6,765           5.17%
                                                      ============   ============                  ============   ============

(1) Loan interest includes loan fees of $47,000 and $159,000 during the three months ending September 30, 2008 and September 30, 2007, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2008 and 2007.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in quarter (92) and annualized to actual days in year (366 days in 2008 and 365 days in 2007).



------------------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30,                            2008                                          2007
                                       -------------------------------------------   -----------------------------------------
(Taxable Equivalent Basis)                  Avg                           Avg            Avg                          Avg
(In thousands, except percentages)        Balance       Interest        Yield (4)      Balance        Interest      Yield (4)
                                       ------------   ------------    ------------   ------------   ------------  ------------
Assets
Earning assets:
  Loans and leases (1)                 $    407,723   $     21,472           7.03%  $    389,479   $     23,840           8.18%
  Taxable investment
     securities                              84,148          2,946           4.68%       102,957          3,500           4.55%
  Tax-exempt investment
     securities (2)                          27,463          1,074           5.22%        28,111          1,085           5.16%
  Corporate stock (2)                           216             22          13.61%           515             29           7.53%
  Federal funds sold                            541              9           2.22%           561             21           5.00%
  Investments in time deposits                4,942            176           4.76%         4,949            204           5.51%
                                       ------------   ------------                  ------------   ------------
Total earning assets                        525,033         25,699           6.54%       526,572         28,679           7.28%
                                                      ------------                                 ------------
Cash & due from banks                        19,106                                       17,752
Other assets                                 39,136                                       39,782
Allowance for loan & lease losses            (6,055)                                      (5,949)
                                       ------------                                 ------------
                                       $    577,220                                 $    578,157
                                       ============                                 ============


Liabilities & Shareholders' Equity
Interest-bearing liabilities:
  Interest checking and money market   $    166,744          1,522           1.22%  $    170,769          2,908           2.28%
  Savings                                    36,671            245           0.89%        38,128            434           1.52%
  Time deposits                             121,475          2,855           3.14%       125,860          4,056           4.31%
  Other borrowings                           57,747          1,333           3.09%        30,474          1,182           5.19%
                                       ------------   ------------                  ------------   ------------
Total interest-bearing liabilities          382,637          5,955           2.08%       365,231          8,580           3.14%
                                                      ------------                                 ------------
Noninterest-bearing demand deposits         127,601                                      146,632
Other liabilities                             6,211                                        5,677
                                       ------------                                 ------------
Total liabilities                           516,449                                      517,540
Shareholders' equity                         60,771                                       60,617
                                       ------------                                 ------------
                                       $    577,220                                 $    578,157
                                       ============                                 ============
Net interest income & margin (3)                      $     19,744           5.03%                 $     20,099           5.10%
                                                      ============   ============                  ============   ============



(1) Loan interest includes loan fees of $229,000 and $428,000 during the nine months ending September 30, 2008 and September 30, 2007, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2008 and 2007.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.
(4) Average yield is calculated based on actual days in period (274 days in 2008 and 273 days in 2007) and annualized to actual days in year (366 days in 2008 and 365 days in 2007).


Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
-------------------------------------------------------------------------------------------
Three Months Ended September 30, 2008 over 2007 (dollars in thousands) Increase
(decrease) due to change in:

                                                    Volume         Rate (4)     Net Change
                                                 ------------   ------------   ------------
Interest-earning assets:
   Net loans (1)(2)                              $        487   $     (1,214)  $       (727)
   Taxable investment securities                         (163)            58           (105)
   Tax exempt investment securities (3)                    16              4             20
   Corporate stock                                         (2)             1             (1)
   Federal funds sold                                     (13)            (1)           (14)
   Interest-bearing deposits in banks                      --            (16)           (16)
                                                 ------------   ------------   ------------
     Total                                                325         (1,168)          (843)
                                                 ------------   ------------   ------------
Interest-bearing liabilities:
   Interest checking and money market                     (90)          (487)          (577)
   Savings deposits                                         3            (44)           (41)
   Time deposits                                           15           (463)          (448)
   Other borrowings                                       553           (399)           154
                                                 ------------   ------------   ------------
     Total                                                481         (1,393)          (912)
                                                 ------------   ------------   ------------
Interest differential                            $       (156)  $        225   $         69
                                                 ============   ============   ============

-------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2008 over 2007 (dollars in thousands) Increase
(decrease) due to change in:

                                                    Volume         Rate (4)     Net Change
                                                 ------------   ------------   ------------
Interest-earning assets:
   Net loans (1)(2)                              $      1,118   $     (3,486)  $     (2,368)
   Taxable investment securities                         (640)            86           (554)
   Tax exempt investment securities (3)                   (25)            14            (11)
   Corporate stock                                        (17)            10             (7)
   Federal funds sold                                      (1)           (11)           (12)
   Interest-bearing deposits in banks                      --            (28)           (28)
                                                 ------------   ------------   ------------
     Total                                                435         (3,415)        (2,980)
                                                 ------------   ------------   ------------
Interest-bearing liabilities:
   Interest checking and money market                     (69)        (1,317)        (1,386)
   Savings deposits                                       (17)          (172)          (189)
   Time deposits                                         (141)        (1,060)        (1,201)
   Other borrowings                                     1,059           (908)           151
                                                 ------------   ------------   ------------
     Total                                                832         (3,457)        (2,625)
                                                 ------------   ------------   ------------
Interest differential                            $       (397)  $         42   $       (355)
                                                 ============   ============   ============

-------------------------------------------------------------------------------------------

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $47,000 and $159,000 during the three months ending September 30, 2008 and September 30, 2007, respectively, and $229,000 and $428,000 during the nine months ending September 30, 2008 and September 30, 2007, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2008 and 2007.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $381,000 for loan and lease losses for the third quarter of 2008 as compared to $50,000 for the third quarter of 2007. Net loan and lease losses for the three months ended September 30, 2008 were $309,000 or ..30% (on an annualized basis) of average loans and leases as compared to $133,000 or 0.14% (on an annualized basis) of average loans and leases for the three months ended September 30, 2007. For the first nine months of 2008, the Company made provisions for loan and lease losses of $908,000 and net loan and lease losses were $608,000 or .20% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of

$315,000 and net loan and lease losses of $300,000 for the first nine months of 2007 or .10% (on an annualized basis) of average loans and leases outstanding. For additional information see the "Allowance for Loan and Lease Losses Activity."

Noninterest Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands).

Table Four:  Components of Noninterest Income
--------------------------------------------------------------------------------------------------------------------
                                                                    Three Months                   Nine Months
                                                                       Ended                         Ended
                                                                    September 30,                 September 30,
                                                           ---------------------------   ---------------------------
                                                                   2008         2007             2008         2007
--------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                        $        192   $        177   $        546   $        574
Accounts receivable servicing fees                                   40             57            134            192
(Loss) gain on sale and impairment of securities                   (140)            11           (107)            11
Merchant fee income                                                 123            149            370            413
Income from residential lending                                      72            115            257            350
Bank owned life insurance                                           103            103            305            298
Other                                                                56             57            165            196
--------------------------------------------------------------------------------------------------------------------
           Total noninterest income                        $        446   $        669   $      1,670   $      2,034
--------------------------------------------------------------------------------------------------------------------

         Noninterest income decreased $223,000 (33.3%) to $446,000 for the three months ended September 30, 2008 as compared to $669,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, noninterest income decreased $364,000 (17.9%) to $1,670,000. The decrease from the third quarter of 2007 to the third quarter of 2008 was primarily related to an impairment charge of $233,000 on the Company's investment in Federal National Mortgage Association ("FNMA") preferred stock and lower income from fees on residential lending (down $43,000 or 37.4%). On September 7, 2008, the U.S. Government placed FNMA into conservatorship and as a result the market value of the shares has experienced a significant decline. The par value of the shares is $250,000 and the Company has written down the balance by $233,000 to $17,000. The decrease in fees from residential lending resulted from the lower number of loan closings due to the slowdown in the residential real estate market. The decrease from the first nine months of 2007 to the same period in 2008 was primarily related to the impairment of the FNMA stock and lower income from accounts receivable servicing fees (down $58,000 or 30.2%), merchant fees (down $43,000 or 10.4%) and fees on residential lending (down $93,000 or 26.6%), as activity levels have decreased since 2007.

Noninterest Expense

         Noninterest expense decreased $102,000 (2.7%) to a total of $3,694,000 in the third quarter of 2008 versus $3,796,000 in the third quarter of 2007. Salary and employee benefit expense decreased $71,000 (3.3%) from $2,168,000 during the third quarter of 2007 to $2,097,000 during the third quarter of 2008. Most of this decrease resulted from a reduction in the number of full-time equivalent employees from 131 during the third quarter of 2007 to 124 during the third quarter of 2008. On a quarter-over-quarter basis, occupancy expense increased by $20,000 (5.6%) and furniture and equipment expense increased $10,000 (5.7%). The increase in occupancy and furniture and equipment expenses resulted from normal rent and utility increases and higher technology related maintenance. Other expense decreased $61,000 (5.6%) to a total of $1,035,000 in the third quarter of 2008 compared to $1,096,000 in the third quarter of 2007. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the 2008 and 2007 third quarters were 49.8% and 50.0%, respectively.

         Noninterest expense for the nine-month period ended September 30, 2008 was $10,965,000 compared to $11,267,000 for the same period in 2007 for a decrease of $302,000 (2.7%). Salaries and benefits expense decreased $244,000

(3.8%) from $6,435,000 for the nine months ended September 30, 2007 to $6,191,000 for the same period in 2008. The decrease resulted from a reduction in the number of full-time equivalent employees. Occupancy expense increased $67,000 (6.4%) and furniture and equipment expense increased $69,000 (13.8%). The increase in occupancy and furniture and equipment expenses resulted from normal rent and utility increases and higher technology related maintenance. Other expense decreased $194,000 (5.9%) from $3,286,000 for the nine months ended September 30, 2007 to $3,092,000 for the same period in 2008. The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first nine months of 2008 was 50.2% as compared to 49.9% in the same period of 2007.

Provision for Income Taxes

         Federal and state income taxes for the third quarter of 2008 decreased $169,000 (12.5%) to $1,182,000 from $1,351,000 for the third quarter of 2007.
For the first nine months of 2008, federal and state income taxes decreased $421,000 (10.7%) from the first nine months of 2007. The decreases were a result of the lower income as the effective federal and state tax rate for the third quarter and first nine months of 2008 remained consistent at 38.0% and 38.1% versus 38.6% and 38.4%, respectively, for the same two periods of 2007.

Balance Sheet Analysis

         The Company's total assets were $576,668,000 at September 30, 2008 as compared to $573,685,000 at December 31, 2007, representing a slight increase of 0.5%. The average assets for the nine months ended September 30, 2008 were $577,220,000, which represents a slight decrease of $937,000 or 0.2% from the balance of $578,157,000 during the nine-month period ended September 30, 2007. The average assets for the third quarter of 2008 were $581,851,000 compared to $569,099,000 during the third quarter of 2007 an increase of $12,752,000 or 2.2%. Although the overall change was not significant, there was a positive shift in the mix of earning assets from investment securities to loans. Average loans increased $23,798,000 (6.1%) from the third quarter of 2007 to the third quarter of 2008, while average investment securities decreased $13,246,000 (10.8%) during the same time period. The Company chose to utilize the proceeds from the reduction in the investment portfolio as a funding source for the growth in the loans.

Investment Securities

         The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company's intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company's investment securities held on September 30, 2008 and December 31, 2007.

Table Five: Investment Securities Composition
-------------------------------------------------------------------------------------------
(dollars in thousands)

Available-for-sale (at fair value)              September 30, 2008        December 31, 2007
-------------------------------------------------------------------------------------------
Debt securities:
   U.S. Government agencies                           $         --             $     16,506
   Mortgage-backed securities                               33,125                   31,066
   Obligations of states and political subdivisions         30,721                   31,111
   Corporate stock                                             108                      287
-------------------------------------------------------------------------------------------
Total available-for-sale investment securities        $     63,954             $     78,970
===========================================================================================
Held-to-maturity (at amortized cost)
-------------------------------------------------------------------------------------------
Debt securities:
   Mortgage-backed securities                         $     26,655             $     34,754
-------------------------------------------------------------------------------------------
Total held-to-maturity investment securities          $     26,655             $     34,754
===========================================================================================

         Management periodically evaluates each investment security in a loss position for other than temporary impairment relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. As discussed above during the third quarter of 2008 the Company recorded an impairment charge related to the other than temporary decline in the value of the Company's investment in FNMA preferred stock. Other than this investment, management continues to have the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider any other investments to be other-than-temporarily-impaired.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and
(8) consumer loans. At September 30, 2008, these categories accounted for approximately 27%, 49%, 2%, 13%, 3%, 1%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 26%, 48%, 2%, 16%, 2%, 1%, 2% and 3% at December 31, 2007. Continuing marketing efforts, particularly in the business banking field, resulted in new borrowers, and credit extensions were expanded to existing borrowers resulting in the Company's net increase in loans. In addition, during the third quarter of 2008 the Company purchased a $7,255,000 pool of loans secured by properties located in the Company's market area from another bank. Total net loans increased $25,936,000 (6.6%) from December 31, 2007. Table Six below summarizes the composition of the loan portfolio as of September 30, 2008 and December 31, 2007.

Table Six: Loan and Lease Portfolio Composition
-----------------------------------------------------------------------------------------------------
(dollars in thousands)                      September 30,   December 31,      Change      Percentage
                                                2008           2007         in dollars      change
-----------------------------------------------------------------------------------------------------
Commercial                                  $    115,706   $    105,467   $     10,239            9.7%
Real estate
   Commercial                                    209,501        191,774         17,727            9.2%
   Multi-family                                    9,145          5,830          3,315           56.9%
   Construction                                   57,456         66,022         (8,566)         (13.0%)
   Residential                                    10,806          9,285          1,521           16.4%
Lease financing receivable                         3,775          4,070           (295)          (7.3%)
Agriculture                                        8,054          8,177           (123)          (1.5%)
Consumer                                          13,191         10,750          2,441           22.7%
-----------------------------------------------------------------------------------------------------
Total loans and leases                           427,634        401,375         26,259            6.5%
Deferred loan and lease fees, net                   (540)          (517)           (23)
Allowance for loan and lease losses               (6,183)        (5,883)          (300)
-----------------------------------------------------------------------------------------------------
Total net loans and leases                  $    420,911   $    394,975   $     25,936            6.6%
=====================================================================================================

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

         Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit, both unsecured and home equity secured, and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company's service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%, and loans secured by commercial and residential land, both finished and undeveloped, with maturities generally under 24 months and with original loan to value ratios generally below 65%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make mortgage loans with an original maturity over ten years; however, the Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. The Bank acts as a broker between the Bank's clients and the loan wholesalers. The Bank receives an origination fee for loans closed.

         "Subprime" real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These "subprime" loans coupled with declines in housing prices have led to an increase in the industry's default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company does not have any such "subprime" loans at September 30, 2008.

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

         Ultimately, underlying trends in economic and business cycles may influence credit quality. The Bank's business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, through North Coast Bank, a division of American River Bank, whose business is focused on businesses within the three communities in which it has offices (Santa Rosa, Windsor, and Healdsburg); and in Amador County, through Bank of Amador, a division of American River Bank, whose business is focused on businesses and consumers within the three communities in which it has offices (Jackson, Pioneer, and Ione) as well as a diversified residential construction loan business in numerous Northern California counties. The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming.

         The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent upon personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions as well as other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rate and terms, absorption and sale rates, changes in real estate values, supply and demand factors, rates of return, operating expenses, inflation, general availability of commercial and consumer credit in the banking and other credit markets, and sufficiency of repayment sources independent of the real estate including, in some instances, personal guarantees.

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

         In management's judgment, a concentration exists in real estate loans which represented approximately 67.1% of the Company's loan and lease portfolio at September 30, 2008, down from 68.0% at December 31, 2007. Management believes that the residential land and residential construction portion of the Company's loan portfolio carries more credit risk than it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company's market area. Management has responded by evaluating loans that it considers to carry additional risk above the normal risk of collectability, and by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio, including loans considered to be impaired. A substantial further decline in the economy in general, or an additional decline in real estate values in the Company's primary market areas in particular, could have a further adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, capitalization, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely.

         At September 30, 2008, non-performing loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $8,402,000 or 1.97% of total loans and leases. Non-performing loans and leases were $7,440,000 or 1.86% of total loans and leases at December 31, 2007. Of the $8,402,000 in non-performing loans at September 30, 2008, $8,152,000 was real estate related. Of the $8,152,000, $3,913,000 remains from the June 30, 2008 total and the remainder, $4,239,000, was added during the third quarter of 2008. Of the balances that remain from the end of June, $3,156,000 remains from two relationships--a $1,352,000 development loan for residential lots and multiple loans to a developer with remaining balances of $1,804,000. The $1,352,000 development loan represents the Company's net 29% interest in an approximate total loan amount of $4,600,000 participated with other lenders. The loan is a lot development loan for 29 single-family residential lots, 47 townhouse lots and 3 commercial lots located in Amador County. The other relationship carrying over from the end of June for multiple loans to a developer has decreased from $3,734,000 at March 31, 2008 to $1,804,000 at September 30, 2008. This relationship was originally made up of eight individual loans and included loans on three finished homes totaling $2,242,000; one partially completed home for $493,000 and four finished lots for $999,000. In April 2008, the Company filed notices of default on all eight properties. The filing of Chapter 11 bankruptcy by one of the borrowers, subsequent to the Company's filing of the notices of default, has delayed the foreclosure process. Since March 31, 2008, two of the completed homes and the unfinished home were sold by the borrower and the Company received payoffs of 100% of its principal balance on the loans secured by those properties. Five loans remain from this relationship--a loan on one finished home totaling $805,000 and loans on four finished lots totaling $999,000. One other non-performing real estate loan in the amount of $466,000 at June 30, and $460,000 at September 30, 2008, was paid off in October 2008 with 100% principal recovery.

         Of the $4,239,000 in non-performing real estate loans added during the third quarter of 2008, there are five loans on individual real estate loans that are finished homes totaling $2,398,000 and two land loans totaling $1,841,000. Loan balances of the five loans on the finished homes range from $127,000 to $1.5 million. Of the two land loans, one is for a loan on 6.32 acres of unimproved land in Sacramento County totaling $1,386,000 that is in the latter stages of the entitlement process the process to obtain a tentative map for 22 single family lots, and the other, for $455,000, is for one lot in Solano County that is in an existing subdivision awaiting approval to subdivide into four residential lots.

         One of the loans that was included as non-performing as of June 30, 2008 was a commercial real estate loan secured by a mini-storage facility in the amount of $5,286,000 located in El Dorado County. In April 2008, the Company confirmed that the borrower had filed for reorganization under Chapter 11 bankruptcy, which remains in effect. The borrower is current under a court-confirmed agreement and has made each of the six required interest payments since the order was issued. The Company has removed this loan from non-accrual status.

         All significant nonaccrual loans have been evaluated for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and have been assigned specific reserves as deemed necessary. At September 30, 2008, specific reserves in the amount of $873,000 were held on $8,126,000 in non-accrual loans considered to be impaired. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. The net interest due on nonaccrual loans and leases but excluded from interest income was $523,000 for the first nine months of 2008 and not significant during the same period in 2007. In the first nine months of 2008, interest income recognized from payments received on nonaccrual loans and leases was approximately $318,000 and not significant during the same period in 2007.

         There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of September 30, 2008. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2008, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2008 and December 31, 2007.

Table Seven:  Non-Performing Loans
----------------------------------------------------------------------------
(dollars in thousands)                          September 30,   December 31,
                                                    2008            2007
----------------------------------------------------------------------------
Past Due 90 days or more and still accruing
   Commercial                                    $         --   $         --
   Real estate                                            246            455
   Lease financing receivable                              --             --
   Consumer and other                                       8             --
----------------------------------------------------------------------------
Nonaccrual
   Commercial                                             221            148
   Real estate                                          7,906          6,787
   Lease financing receivable                              21             50
   Consumer and other                                      --             --
----------------------------------------------------------------------------
Total non-performing loans                       $      8,402   $      7,440
============================================================================

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

         The allowance for loan and lease losses totaled $6,183,000 or 1.45% of total loans and leases at September 30, 2008 compared to $5,883,000 or 1.47% of total loans and leases at December 31, 2007. The Company establishes general reserves in accordance with SFAS No. 5, "Accounting for Contingencies," and specific reserves in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize probable losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the ALLL based on their judgment of information available to them at the time of their examination.

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


Table Eight: Allowance for Loan and Lease Losses
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                             Three Months                  Nine Months
                                                                Ended September 30,          Ended September 30,
                                                           ----------------------------   --------------------------
                                                               2008          2007            2008           2007
--------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                       $    414,492   $    390,694   $    407,723   $    389,479
--------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses at beginning
of period                                                  $      6,111   $      5,972   $      5,883   $      5,874

Loans and leases charged off:
     Commercial                                                    (100)          (180)          (207)          (271)
     Real estate                                                   (186)            --           (336)           (71)
     Lease financing receivable                                     (34)            (7)           (59)            (7)
     Consumer                                                        --             (2)           (27)           (54)
--------------------------------------------------------------------------------------------------------------------
Total                                                              (320)          (189)          (629)          (403)
--------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off:
     Commercial                                                      11              1             13             40
     Real estate                                                     --             --             --             --
     Lease financing receivable                                      --             55              8             63
     Consumer                                                        --             --             --             --
--------------------------------------------------------------------------------------------------------------------
Total                                                                11             56             21            103
--------------------------------------------------------------------------------------------------------------------
Net loans charged off                                              (309)          (133)          (608)          (300)
Additions to allowance charged
to operating expenses                                               381             50            908            315
--------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses
at end of period                                           $      6,183   $      5,889   $      6,183   $      5,889
--------------------------------------------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs to average
loans and leases outstanding (annualized)                           .30%           .14%           .20%           .10%
Provision of allowance for loan and lease
losses to average loans and leases
outstanding (annualized)                                            .37%           .05%           .30%           .11%
Allowance for loan and lease losses to loans and
leases net of deferred fees at end of period                       1.45%          1.51%          1.45%          1.51%

Other Real Estate

         During the third quarter of 2008, two loans that were listed as non-performing at June 30, 2008 were foreclosed on and transferred to other real estate owned. Upon transfer the properties were adjusted to their fair value, less estimated selling costs through a charge to the allowance for loan losses of $77,000 resulting in a carrying value of $716,000 at September 30, 2008. At December 31, 2007, the Company had $61,000 in other real estate.

Deposits

         At September 30, 2008, total deposits were $435,905,000 representing a decrease of $19,740,000 (4.3%) from the December 31, 2007 balance of $455,645,000. Noninterest-bearing deposits decreased $12,435,000 (9.4%) from December 31, 2007 to September 30, 2008, while interest-bearing deposits decreased $7,305,000 (2.3%) from the same period. The Company's deposit growth plan continues to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts categories. The Company experienced some success in the interest checking and savings accounts with an increase of $3,763,000 (4.8%) in those accounts from December 31, 2007 to September 30, 2008.

Other Borrowed Funds

         Other borrowings outstanding as of September 30, 2008 and December 31, 2007, consist of advances (both long-term and short-term) from the Federal Home Loan Bank ("FHLB"). Table Nine below summarizes these borrowings:

Table Nine: Other Borrowed Funds
----------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                     September 30, 2008             December 31, 2007
                                                 ---------------------------   ---------------------------
                                                     Amount         Rate           Amount         Rate
----------------------------------------------------------------------------------------------------------
               Short-term borrowings:
                  FHLB advances                  $     56,873           2.34%  $     51,603           3.61%
                                                 ---------------------------------------------------------

               Long-term borrowings:
                  FHLB advances                  $     16,500           3.15%  $         --             --
                                                 ---------------------------------------------------------

         The maximum amount of short-term borrowings at any month-end during the first three quarters of 2008 and 2007 was $59,000,000 and $42,384,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                                  Short-term      Long-term
                  Amount                         $     56,873    $     16,500
                  Maturity                       2008 to 2009    2009 to 2011
                  Average rates                      2.34%          3.15%

         The Company has also been issued a total of $2,500,000 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2008 or 2007 and management does not currently expect to draw upon these lines in the foreseeable future. See the Liquidity section that follows for additional information on FHLB borrowings.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company and the Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which require maintenance of certain levels of capital. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At September 30, 2008, shareholders' equity was $61,594,000, representing an increase of $1,621,000 (2.7%) from $59,973,000 at December 31, 2007. The increase results from the net income for the period, the stock based compensation, and the proceeds from the exercise of stock options exceeding the stock repurchases, decrease in other comprehensive income, and cash dividends paid to shareholders. The ratio of total risk-based capital to risk adjusted assets was 11.0% at September 30, 2008 and 10.7% at December 31, 2007. Tier 1 risk-based capital to risk-adjusted assets was 9.8% at September 30, 2008 and 9.5% at December 31, 2007.

         Table Ten below lists the Company's actual capital ratios at September 30, 2008 and December 31, 2007 as well as the minimum capital ratios for capital adequacy.

Table Ten:  Capital Ratios
--------------------------------------------------------------------------------------------------------------
Capital to Risk-Adjusted Assets               At September 30,      At December 31,        Minimum Regulatory
                                                    2008                 2007             Capital Requirements
--------------------------------------------------------------------------------------------------------------
Leverage ratio                                      7.9%                  7.7%                   4.00%

Tier 1 Risk-Based Capital                           9.8%                  9.5%                   4.00%

Total Risk-Based Capital                           11.0%                 10.7%                   8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and the Bank met all of their capital adequacy requirements as of September 30, 2008 and December 31, 2007.

         The Company, through a Board of Directors authorized plan, may repurchase, as conditions warrant, up to 6.5% annually of the Company's common stock. Repurchases are generally made in the open market at market prices. See
Part II, Item 2, for additional disclosure.

         On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"). Pursuant to the EESA, the Secretary of the Treasury was authorized to establish the Troubled Asset Relief Program ("TARP") and to invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the United States Department of the Treasury ("UST") announced a Capital Purchase Program ("CPP") to invest up to $250 billion of this $700 billion amount in certain eligible U.S. banks, thrifts and their holding companies in the form of non-voting, senior preferred stock. Bank holding companies and banks eligible to participate as a Qualifying Financial Institution ("QFI") in the CPP will be expected to comply with certain standardized terms and conditions specified by the UST, including the following:

o        Submission of an application prior to November 14, 2008 to the QFI's
                  Federal banking regulator to obtain preliminary approval to participate in the CPP;
o        If the QFI receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;
o        The minimum amount of capital eligible for purchase by the UST under the CPP is 1 percent of the Total Risk-Weighted Assets of the QFI and the maximum is the lesser of (i) an amount equal to 3 percent of the Total Risk-Weighted Assets of the QFI or (ii) $25 billion;
o        Capital acquired by a QFI under the CPP will be accorded Tier 1 capital treatment;
o        The preferred stock issued to the UST will be non-voting (except in the case of class votes), senior perpetual preferred stock that ranks senior to common stock and pari passu with existing preferred stock (except junior preferred stock);
o        In addition to the preferred stock, the UST will be issued warrants to acquire shares of the QFI's common stock equal in value to 15 percent of the amount of capital purchased by the UST;
o        Dividends on the preferred stock are payable to the UST at the rate of
                  5% per annum for the first 5 years and 9% per annum thereafter;
o        Subject to certain exceptions and other requirements, no redemption of the preferred stock is permitted during the first 3 years;
o        Certain restrictions on the payment of dividends to shareholders of the QFI shall remain in effect while the preferred stock purchased by the UST is outstanding;
o        Any repurchase of QFI shares will require the consent of the UST, subject to certain exceptions;
o        The preferred shares are not subject to any contractual restrictions on transfer; and
o        The QFI must agree to be bound by certain executive compensation and corporate governance requirements and senior executive officers must agree to certain compensation restrictions.

         The Company is currently evaluating whether to participate in the CPP. Such determination will depend upon various factors including, without limitation, the requirements imposed upon the Company under the investment agreement and related documentation that will be provided to participating QFI's and the evaluation of other factors including the summary factors listed above.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2008 and 2007.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, borrowing arrangements with the FHLB, payments at maturity of short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2008 and December 31, 2007 were approximately $89,198,000 and $5,304,000 and $112,633,000 and $7,537,000, respectively. Such loan commitments relate primarily to revolving lines of credit, other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2008, consolidated liquid assets totaled $40.0 million or 6.9% of total assets compared to $47.1 million or 8.2% of total assets on December 31, 2007. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $52,000,000 with correspondent banks. At September 30, 2008, the Company had $52,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At September 30, 2008, the Bank could have arranged for up to $115,550,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2008, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $75,873,000, leaving $39,677,000 available under these FHLB secured borrowing arrangements. The Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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


         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2008 and December 31, 2007, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $94,502,000 and $120,170,000 at September 30, 2008 and December 31, 2007, respectively. As a percentage of net loans and leases these off-balance sheet items represent 22.5% and 30.4%, respectively.

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results.

Other Matters

         Effects of Terrorism. The terrorist actions on September 11, 2001 and thereafter, as well as, the current military conflicts in Afghanistan and Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. Such economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing non-performing loans and the amounts reserved for loan and lease losses, and causing a decline in the Company's stock price.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of September 30, 2008 and December 31, 2007
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        $ Change in NII             $ Change in NII
                                                                                from Current                from Current
                                                                              12 Month Horizon            12 Month Horizon
                                                                             September 30, 2008           December 31, 2007
                                                                             ------------------           -----------------
             Variation from a constant rate scenario
                 +200bp                                                          $   467                       $    51
                 -200bp                                                          $   162                       $  (298)

         The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

         The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

         During the quarter ended September 30, 2008, there have been no changes in the Company's internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A.  Risk Factors.

     o The overall decline in real estate values in California and in the Company's primary market area has continued and expanded during 2008.

         The continuing trend of declining real estate values in California and in the Company's primary market areas has not materially adversely impacted the Company to date, but continuing declines in real estate values may have a material adverse effect on the overall economic conditions in the Company's market area, which could result in increased loan losses and require a material increase in the allowance for loan losses and thereby adversely affect the Company's results of operations, financial condition, future prospects, profitability and stock price.

     o The effects of legislation in response to current credit conditions may adversely affect the Company.

         Legislation passed at the federal level and/or by California in response to current conditions affecting credit markets could cause the Company to experience higher credit losses if such legislation reduces the amount that the Bank's borrowers are otherwise contractually required to pay under existing loan contracts. Such legislation could also result in the imposition of limitations upon the Bank's ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan losses and require a material increase in the allowance for loan losses and thereby adversely affect the Company's results of operations, financial condition, future prospects, profitability and stock price.

     o The effects of changes to FDIC insurance coverage limits are uncertain and increased premiums may adversely affect the Company.

         The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures. In such event, the FDIC would take control of failed banks and guarantee payment of deposits up to applicable insured limits from the Deposit Insurance Fund. Insurance premium assessments to insured financial institutions may increase as necessary to maintain adequate funding of the Deposit Insurance Fund.

         The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits through the scheduled end of the program, currently December 31, 2009. Increased premiums will impact the Company's earnings.

         It is not clear how depositors will respond regarding the increase in insurance coverage. Despite the increase, some depositors may reduce the amount of deposits held at the Bank if concerns regarding bank failures persist, which could affect the level and composition of the Bank's deposit portfolio and thereby directly impact the Bank's funding costs and net interest margin.

         The Bank's funding costs may also be adversely affected in the event that the activities of the Federal Reserve Board and the United States Department of the Treasury ("UST") to provide liquidity for the banking system and improvement in capital markets are curtailed or unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company's results of operations, financial condition, future prospects, profitability and stock price.

     o The Troubled Asset Relief Program includes restrictions that affect participating institutions and their shareholders.

         The Emergency Economic Stabilization Act of 2008 gave the UST authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the UST announced plans to direct $250 billion of this authority into a Capital Purchase Program ("CPP") under which the UST will make preferred stock investments in bank holding companies, banks and other qualifying financial institutions. The terms and conditions of the CPP could reduce investment returns to shareholders of participating bank holding companies and banks by restricting dividends to common shareholders, diluting existing shareholders' interests, and restricting capital management practices. The Company is currently evaluating whether to participate in the CPP.

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

-------------------------- ----------------- ------------------ ------------------------- -----------------------------
         Period                  (a)                (b)                   (c)                          (d)
                           Total Number of     Average Price     Total Number of Shares         Maximum Number (or
                              Shares (or      Paid Per Share    (or Units) Purchased as    Approximate Dollar Value) of
                           Units) Purchased      (or Unit)          Part of Publicly        Shares (or Units) That May
                                                                   Announced Plans or       Yet Be Purchased Under the
                                                                        Programs                Plans or Programs
-------------------------- ----------------- ------------------ ------------------------- -----------------------------
        Month #1
      July 1 through             None                 N/A                 None                       282,868
      July 31, 2008
        Month #2
    August 1 through            25,000              $11.00               25,000                      257,868
     August 31, 2008
        Month #3
   September 1 through           None                 N/A                 None                       257,868
   September 30, 2008
-------------------------- ----------------- ------------------ ------------------------- -----------------------------
          Total                 25,000              $11.00               25,000
-------------------------- ----------------- ------------------ ------------------------- -----------------------------

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

          (3.1)       Articles of Incorporation, incorporated by reference from
                      Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Commission on August 8, 2008.

          (3.2)       Bylaws, as amended, incorporated by reference from Exhibit
                      3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Commission on August 8, 2008.

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

         (10.34) Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit
                      99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 16, 2007.

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

                                       AMERICAN RIVER BANKSHARES

November 5, 2008                       By: /s/ DAVID T. TABER
                                           -------------------------------------
                                           David T. Taber
                                           President and
                                           Chief Executive Officer


                                       AMERICAN RIVER BANKSHARES

November 5, 2008                       By: /s/ MITCHELL A. DERENZO
                                           -------------------------------------
                                           Mitchell A. Derenzo
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX

Exhibit Number                     Description                              Page
--------------------------------------------------------------------------------
  31.1          Certifications of Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.               43

  31.2          Certifications of Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.               44

  32.1 Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.               45