Form 10-K
period 2008-12-31
AMERICAN RIVER BANKSHARES
filed 2009-03-06
CIK 1108236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITUES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________


                          Commission File No. 0-31525


                            AMERICAN RIVER BANKSHARES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                     68-0352144
    ------------------------------                       -------------------
    State or other jurisdiction of                         (IRS Employer
    incorporation or organization                        Identification No.)


 3100 Zinfandel Drive, Rancho Cordova,  California             95670
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)


        Registrant's telephone number, including area code 916-851-0123


          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class             Name of Each Exchange On Which Registered
  --------------------------         -----------------------------------------
  Common Stock, no par value                NASDAQ Global Select Market


           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                                      None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                         Accelerated filer        [ ]

Non-accelerated filer   [X]                        Smaller reporting company [ ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).                                Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $49,157,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 5, 2009, the registrant's no par value Common Stock totaled 5,797,533 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant's definitive proxy statement for the 2009 annual meeting of shareholders.

                            AMERICAN RIVER BANKSHARES

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2008

Part I.                                                                     Page
    Item 1.      Business                                                      4
    Item 1A.     Risk Factors                                                 19
    Item 1B.     Unresolved Staff Comments                                    23
    Item 2.      Properties                                                   23
    Item 3.      Legal Proceedings                                            24
    Item 4.      Submission of Matters to a Vote of Security Holders          24

Part II.
   Item 5.       Market For Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of Equity
                 Securities                                                   25
   Item 6.       Selected Financial Data                                      27
   Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          28
   Item 7A.      Quantitative and Qualitative Disclosures About Market Risk   50
   Item 8.       Financial Statements and Supplementary Data                  50
   Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          91
   Item 9A.      Controls and Procedures                                      91
   Item 9B.      Other Information                                            91

Part III.
   Item 10.      Directors, Executive Officers and Corporate Governance       92
   Item 11.      Executive Compensation                                       92
   Item 12.      Security Ownership of Certain  Beneficial Owners and
                 Management and Related  Stockholder Matters                  92
   Item 13.      Certain Relationships and Related Transactions, and
                 Director Independence                                        92
   Item 14.      Principal Accounting Fees and Services                       92

Part IV.
   Item 15.      Exhibits and Financial Statement Schedules                   92

Signatures                                                                    97

Exhibit Index                                                                 98
   23.1           Consent of Independent Registered Accounting Firm           99
   31.1           Certifications of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002              100
   31.2           Certifications of the Chief Financial Officer pursuant
                  to Section 302 of the  Sarbanes-Oxley Act of 2002          101
   32.1           Certifications of Chief Executive Officer and
                  Chief Financial Officer pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002                          102

PART I

Item 1. Business.

Cautionary Statements Regarding Forward-Looking Statements

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic volatility and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) variances in the actual versus projected growth in assets and return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment including government intervention in the U.S. financial system; (10) changes in business conditions and inflation; (11) changes in securities markets, public debt markets, and other capital markets; (12) data processing and other operational systems failures or fraud; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under "Item 1A-Risk Factors" in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission (the "SEC") on Forms 10-K, 10-Q and 8-K.

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

         American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates five full service offices and one convenience office in Sacramento and Placer Counties including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices located at 520 Capitol Mall, Suite 100, Sacramento; 9750 Business Park

Drive, Sacramento; 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville. The convenience office (limited service office) is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova. American River Bank also operates three full service offices in Sonoma County located at 412 Center Street, Healdsburg; 8733 Lakewood Drive, Windsor and 90 South E Street, Suite 110, Santa Rosa, operated under the name "North Coast Bank, a division of American River Bank." North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. In 2000, North Coast Bank was acquired by the Company as a separate bank subsidiary. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank.

         On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices as "Bank of Amador, a division of American River Bank" within its primary service area of Amador County, in the cities of Jackson, Pioneer and Ione.

         American River Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits. American River Bank is also participating in the FDIC Transaction Account Guarantee Program ("TAGP"). Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank's primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994.

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

         At December 31, 2008, the Company had consolidated assets of $563 million, deposits of $437 million and shareholders' equity of $63 million.

General

         The Company is a community-oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company's principal source of revenue comes from interest income. Interest income is derived from:
(i) interest and fees on loans and leases; (ii) interest on investments (principally government securities); and (iii) interest on Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2008, these sources comprised 85.0%, 15.0%, and 0.0%, respectively, of the Company's interest income.

         American River Bank's deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank's deposits are not concentrated within a single industry or group of related industries.

         As of December 31, 2008 and December 31, 2007, American River Bank held $29,000,000 and $21,500,000, respectively, in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000 on December 31, 2008 and $100,000 on December 31, 2007, which were insured by the FDIC.

         American River Bank competes with approximately 40 other banking or savings institutions in Sacramento County and 32 in Placer County. American River Bank's market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 1.3% in each year (based upon the most recent information made available by the FDIC through June 30,
2008). North Coast Bank, a division of American River Bank, competes with approximately 22 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Sonoma County was approximately .6% (based upon the most recent information made available by the FDIC through June 30, 2008). Bank of Amador, a division of American River Bank competes with approximately 6 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Amador County was approximately 14.0% (based upon the most recent information made available by the FDIC through June 30, 2008).

Employees

         At December 31, 2008, the Company and its subsidiaries employed 122 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

         American River Bank is licensed by the California Commissioner of Financial Institutions (the "Commissioner"), its deposits are insured by the FDIC up to the applicable legal limits, and, through December 31, 2009, American River Bank is participating in the FDIC Transaction Account Guarantee Program which guarantees 100% of the amount of all noninterest-bearing transaction accounts. American River Bank has chosen not to become a member of the Federal Reserve System. Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank's business and condition, including its capital ratios, allowance for possible loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. American River Bankshares and American River Bank are required to file reports with the Board of Governors, the Commissioner, and the FDIC and provide the additional information that the Board of Governors, the Commissioner, and the FDIC may require.

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

         At December 31, 2008, American River Bankshares and American River Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

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

Competition

Competitive Data

         American River Bank. At June 30, 2008, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 199 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 6 Sacramento area offices, 61 offices in the cities of Healdsburg, Santa Rosa and Windsor, California, where American River Bank has its 3 Sonoma County offices, and 3 offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its 3 Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank's legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2008, American River Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $10,467,000 on an unsecured basis and $17,444,000 on a fully secured basis based on capital and allowable reserves of $69,777,000.

         American River Bank's business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank's service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2008, there were 239 operating commercial and savings bank offices in Sacramento County with total deposits of $19,551,184,000. This was an increase of $1,255,518,000 over the June 30, 2007 balances. American River Bank held a total of $245,861,000 in deposits, representing approximately 1.3% of total commercial and savings banks deposits in Sacramento County as of June 30, 2008.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2008, there were 121 operating commercial and savings bank offices in Placer County with total deposits of $5,928,875,000. This was an increase of $209,273,000 over the June 30, 2007 balances. American River Bank held a total of $67,803,000 in deposits, representing approximately 1.1% of total commercial and savings banks deposits in Placer County as of June 30, 2008.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2008, there were 130 operating commercial and savings bank offices in Sonoma County with total deposits of $9,782,120,000. This was an increase of $320,888,000 over the June 30, 2007 balances. American River Bank held a total of $60,399,000 in deposits, representing approximately 0.6% of total commercial and savings banks deposits in Sonoma County as of June 30, 2008.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2008, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $618,282,000. This was a decrease of $18,713,000 over the June 30, 2007 balances. American River Bank held a total of $86,766,000 in deposits, representing approximately 14.0% of total commercial and savings bank deposits in Amador County as of June 30, 2008.

FDIC Insurance

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which had the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund ("DIF"). The FDIC released final regulations under the Reform Act on November 2, 2006 that established a revised risk-based deposit insurance assessment rate system for members of the DIF to insure, among other matters, that there will be sufficient assessment income for repayment of DIF obligations and to further refine the differentiation of risk profiles among institutions as a basis for assessments. Under the new assessment rate system, the FDIC set the assessment rates that became effective January 1, 2007 for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio ("DRR") for the DIF during 2007 of 1.25% of insured deposits. The Reform Act required the FDIC to implement a restoration plan to restore the DRR to not less than 1.15 percent of insured deposits within five years. The Reform Act also provided a one-time assessment credit to be allocated among institutions. American River Bank's allocated portion of such credit was $290,000, which was applied to reduce its insurance premium assessments. The credit was exhausted as of September 30, 2008.

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

         On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. The EESA temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

         On October 14, 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (the "TLGP") to strengthen confidence and encourage liquidity in the financial system. The TLGP includes the Transaction Account Guarantee Program (the "TAGP"). The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The insured deposit limits are currently scheduled to return to $100,000 on January 1, 2010, except for certain retirement accounts. The TAGP coverage became effective on October 14, 2008 and is scheduled to continue for participating institutions until December 31, 2009. In addition to the existing risk-based deposit insurance premium assessed on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 10 basis point fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. American River Bank has opted to participate in the TAGP.

         On December 16, 2008, the FDIC approved an earlier proposed seven basis point rate increase for the first quarter 2009 assessment period effective January 1, 2009 as part of the DIF restoration plan to achieve a minimum DRR of
1.15 percent within five years.

         On February 27, 2009, the FDIC issued a press release with attached final rule dated February 26, 2009, which established increased assessment rates effective as of April 1, 2009 and included adjustments to improve differentiation of risk profiles among institutions. The FDIC concurrently proposed an interim rule that imposes a 20 basis point emergency special assessment effective June 30, 2009, to be collected from all insured depository institutions on September 30, 2009, in addition to the imposition of an emergency special assessment of up to 10 basis points at the end of any calendar quarter after June 30, 2009 if the FDIC determines the DIF reserve ratio will fall to a level that would adversely affect public confidence, among other factors. The proposed changes to differentiate risk profiles will require riskier institutions to pay higher assessment rates based on classification into one of four risk categories. Within each category, the FDIC will be able to assess higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC's loss in the event of failure without providing additional assessment revenue. The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. Together, the changes would improve the way the system differentiates risk among insured institutions and help ensure that a minimum DRR of at least 1.15 percent by the end of 2013.

         Based upon the announced increase in assessments for insured financial institutions in 2009 as described above and the continuing adverse economic conditions impacting financial institutions generally which may necessitate further increases in assessments, the Company anticipates that such assessments will have a significantly greater impact upon operating expenses in 2009 compared to 2008.

General Competitive Factors

         In order to compete with the major financial institutions in its primary service areas, American River Bank uses to the fullest extent possible the flexibility which is accorded by their community banks status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. American River Bank also seeks to provide special services and programs for individuals in their primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed their respective lending limits, they seek to arrange for such loans on a participation basis with other financial institutions. Furthermore, American River Bank also assists those customers requiring services not offered by either bank to obtain such services from correspondent banks.

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

         Gramm-Leach-Bliley Act . In 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law. The GLB Act eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall"). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repealed Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the GLB Act.

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

         Patriot Act. On October 26, 2001, President Bush signed the USA Patriot Act (the "Patriot Act"), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

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

         Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the "USA Patriot Improvement and Reauthorization Act of 2005" and the "USA Patriot Act Additional Reauthorizing Amendments Act of 2006," which reauthorized all expiring provisions of the Patriot Act by making permanent 14 of the 16 provisions and imposed a four-year expiration date on December 31, 2009 on the other two provisions related to "roving surveillance" and production of business records.

         The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company's results of operations.

         Sarbanes-Oxley Act. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act") which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the SEC pursuant to the Act include the following:

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

         The effect of the Act upon the Company is uncertain; however, the Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the SEC, Nasdaq and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The

Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows. The Company is required to report on internal controls over financial reporting in accordance with Section 404 of the Act. The Company's reporting status changed for 2008 from an accelerated filer to a non-accelerated filer under the Act with the result that an attestation report from the Company's independent registered public accountants is not required for the year ended December 31, 2008. However, this is not anticipated to significantly reduce the Company's accounting expenses.

         Corporate Disclosure Act. Effective January 1, 2003, the California Corporate Disclosure Act (the "CCD Act") required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires the Company to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

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

         Check Clearing Act. The Check Clearing for the 21st Century Act (commonly referred to as "Check 21") was signed into law in 2003 and became effective on October 28, 2004. The law facilitates check truncation by creating a new negotiable instrument called a "substitute check" which permits banks to truncate original checks, to process check information electronically and to deliver "substitute checks" to banks that want to continue receiving paper checks. Check 21 is intended to reduce the dependence of the check payment system on physical transportation networks (which can be disrupted by terrorist attacks of the type which occurred on September 11, 2001) and to streamline the collection and return process. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by the Act to create "substitute checks." The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results of its operations or its cash flows.

         Fair and Accurate Credit Transactions Act. The Board of Governors, the FDIC, the other federal financial institution regulatory agencies, and the Federal Trade Commission issued a joint press release on October 31, 2007 and final rules and guidelines effective January 1, 2008, subject to mandatory compliance as of November 1, 2008, implementing sections 114 and 315 of the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program. The program must include reasonable policies and procedures for detecting, preventing, and mitigating identity theft in connection with certain new and existing covered accounts. Covered accounts are defined as (i) an account primarily for personal, family, or household purposes (i.e., consumer accounts), or (ii) any other account for which there is a reasonably foreseeable risk to customers or the safety and soundness of the financial institution or creditor from identity theft. The program must be appropriate to the size and complexity of the financial institution or creditor and the nature and scope of its activities and should be designed to:

     o identify relevant patterns, practices, and specific forms of activity that are "red flags" of possible identity theft and incorporate those red flags into the program;
     o   detect the occurrence of red flags incorporated into the program;
     o respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and
     o ensure that the program is updated periodically to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

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

Recent Regulatory Developments

         In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of the Treasury (the "U.S. Treasury") and the Federal financial institution regulatory agencies, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

         Emergency Economic Stabilization Act. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has implemented several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions under the Troubled Asset Relief Program" (the "TARP") and the direct purchase by the U.S. Treasury of equity securities of financial institutions under the Capital Purchase Program (the "CPP"). The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

         Capital Purchase Program. On October 24, 2008, the U.S. Treasury announced plans to direct $250 billion of the TARP funding into the CPP to acquire preferred stock investments in bank holding companies and banks. Requirements for bank holding companies and banks eligible to participate as a Qualifying Financial Institution ("QFI") in the CPP include:

         o        Submission of an application prior to November 14, 2008 to the
                    QFI's Federal banking regulator to obtain preliminary approval to participate in the CPP;
         o        If the QFI receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;
         o        The minimum amount of capital eligible for purchase by the
                    U.S. Treasury under the CPP is 1 percent of the Total Risk-Weighted Assets of the QFI and the maximum is the lesser of (i) an amount equal to 3 percent of the Total Risk-Weighted Assets of the QFI or (ii) $25 billion;
         o        Capital acquired by a QFI under the CPP will be accorded Tier
                    1 capital treatment;
         o        The preferred stock issued to the U.S. Treasury will be
                    non-voting (except in the case of class votes), senior perpetual preferred stock that ranks senior to common stock and pari passu with existing preferred stock (except junior preferred stock);
         o        In addition to the preferred stock, the U.S. Treasury will be issued warrants to acquire shares of the QFI's common stock equal in value to 15 percent of the amount of capital purchased by the QFI;
         o        Dividends are payable to the U.S. Treasury at the rate of 5%
                    per annum for the first 5 years and 9% per annum thereafter;
         o        Subject to certain exceptions and other requirements, no
                    redemption of the preferred stock is permitted during the first 3 years;
         o        Certain restrictions on the payment of dividends to
                    shareholders of the QFI shall remain in effect while the preferred stock purchased by the U.S. Treasury is outstanding;
         o        Repurchase of the QFI's stock requires consent of the U.S.
                    Treasury, subject to certain exceptions;

         o        The preferred shares are not subject to any contractual
                    restrictions on transfer by the U.S. Treasury; and
         o        The QFI must agree to be bound by certain executive
                    compensation and corporate governance requirements and senior executive officers must agree to certain compensation restrictions.

         Temporary Liquidity Guarantee Program. Among other programs and actions taken by the U.S. Treasury and other regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program (the "TLGP") to strengthen confidence and encourage liquidity in the financial system. The TLGP is comprised of the Debt Guarantee Program (the "DGP") and the Transaction Account Guarantee Program (the "TAGP"). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The insured deposit limits are currently scheduled to return to $100,000 on January 1, 2010, except for certain retirement accounts. The TAGP coverage became effective on October 14, 2008 and is scheduled to continue for participating institutions until December 31, 2009. American River Bank opted to participate in the TAGP.

         Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. Participants in the DGP are charged an annualized fee ranging from 50 basis points to 100 basis points (depending on the maturity of the debt issued) multiplied by the amount of debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. American River Bank is authorized to participate in the DGP and can issue approximately $10,260,000 of qualifying senior debt securities covered by the DGP. As of December 31, 2008, American River Bank has no senior unsecured debt outstanding. The Company has not determined whether to issue qualifying senior debt securities under the DGP as part of its liquidity planning for 2009 or thereafter. In addition to the existing risk-based deposit insurance premium paid on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 10 basis points fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

         Financial Stability Plan. On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan (the "FSP") as a comprehensive approach to strengthening the financial system and credit crisis. The Plan includes a Capital Assistance Program (the "CAP") that is intended to serve as a bridge to raising private capital and to ensure sufficient capital to preserve or increase lending in a worse-than-expected economic deterioration. Eligibility to participate in the CAP will be consistent with the criteria for QFI's under the CPP. Eligible institutions with consolidated assets in excess of $100 billion will be able to obtain capital under the CAP, subject to a supervisory review process and comprehensive stress test assessment of the losses that could occur over a two year period in the future across a range of economic scenarios, including conditions more severe than anticipated or as typically used in capital planning processes. Eligible institutions with consolidated assets below $100 billion will be able to obtain capital under the CAP after a supervisory review. As announced, the CAP includes issuance of a convertible preferred security to the U.S. Treasury at a discount to the participating institution's stock price as of February 9, 2009, subject to a dividend to be determined. The security instrument will be designed to incentivize institutions to replace the CAP capital with private capital or redeem it. Institutions participating in the CPP under TARP may also be permitted to exchange their CPP preferred stock for the convertible preferred CAP security. Among the other elements of the FSP, is a temporary extension by the FDIC of the TLGP for enhancing financial institution liquidity to October 31, 2009. On February 25, 2009, the FDIC and other regulatory agencies jointly announced the commencement of the stress test assessment with the intention to complete the process of assessment not later than April 2009.

         American Recovery and Reinvestment Act. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was signed into law.
Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the

TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. Since the Company determined not to participate in the CPP, the restrictions and standards set forth in Section 7001 of the ARRA are not applicable to the Company.

         Term Asset-Backed Securities Loan Facility. On March 3, 2009, the U.S, Treasury and the Board of Governors announced the Term Asset-Backed Securities Loan Facility (the "TALF"). The TALF is one of the programs under the Financial Stability Plan announced by the U.S. Treasury on February 10, 2009. The TALF is intended to help stimulate the economy by facilitating securitization activities which allow lenders to increase the availability of credit to consumers and businesses. Under the TALF, the Federal Reserve Bank of New York ("FRBNY") will lend up to $200 billion to provide financing to investors as support for purchases of certain AAA-rated asset-backed securities ("ABS") initially for newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans anticipated to be funded on March 25, 2009, and rental, commercial, and government vehicle fleet leases, small ticket equipment, heavy equipment, and agricultural equipment loans and leases proposed to be funded in April.

         ABS fundings will be held monthly beginning on March 25, 2009 through December 2009, or longer if the TALF is extended. The loan asset classes may be expanded in the future to include commercial mortgages, non-Agency residential mortgages, and/or other asset classes. Credit extensions under the TALF will be non-recourse loans to eligible borrowers secured by eligible collateral for a three-year term with interest paid monthly. Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account with a primary dealer who will act as agent for the borrower and deliver eligible collateral to the FRBNY custodian in connection with the loan funding. The FRBYN will create a special purpose vehicle ("SPV") to purchase and manage any assets received by the FRBYN in connection with the TALF loans.

         The U.S. Treasury will provide $20 billion of credit protection to the FRBNY in connection with the TALF through the Troubled Assets Relief Program (the "TARP") by purchasing subordinated debt issued by the SPV to finance the first $20 billion of asset purchases. If more than $20 billion in assets are purchased by the SPV, the FRBNY will lend additional funds to the SPV to finance such additional purchases. The FRBNY's loan to the SPV will be senior to the TARP subordinated loan and secured by all of the assets of the SPV.

Future Legislation

         In addition to legislative changes, the various Federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such regulations may have on American River Bankshares or American River Bank. However, in light of the current conditions in the U.S. financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. The Company anticipates that additional regulations will likely increase the Company's expenses, which may adversely impact the Company's results of operations, financial condition, future prospects, profitability, and stock price.

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

     o Governmental monetary policies and intervention to stabilize the U.S. financial system affect American River Bankshares' business and are beyond the control of the Company.

         The business of banking is affected significantly by the fiscal and monetary policies of the Federal government and its agencies. Such policies are beyond the control of the Company. The Company is particularly affected by the policies established by the Board of Governors in relation to the supply of money and credit in the United States. The instruments of monetary policy available to the Board of Governors can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material effect on the Company's business, results of operations and financial condition.

         Recent legislation including the Emergency Economic Stabilization Act of 2008 (the "EESA"), signed into law by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (the "ARRA"), signed into law by President Obama on February 17, 2009, each include programs that are intended to help stabilize the U.S. financial system. However, it is uncertain whether such legislation will sufficiently resolve the volatility of capital and credit markets or improve capital and liquidity problems confronting the financial system. The failure of the EESA or ARRA to mitigate or eliminate such volatility and problems affecting the financial markets and a continuation or worsening of current financial market conditions could limit the Company's access to capital or sources of liquidity in amounts and at times necessary to conduct operations in compliance with applicable regulatory requirements which could have a material adverse affect on the Company's business, financial condition, results of operations, future prospects, and stock price.

     o American River Bankshares' subsidiary, American River Bank, faces strong competition from banks, financial service companies and other companies that offer banking services, which can hurt American River Bankshares' business.

         Increased competition in the market of the Company's subsidiary, American River Bank, may result in reduced loans and deposits. Ultimately, it may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that are offered by American River Bank in its service area. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, American River Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If American River Bank is unable to attract and retain banking customers, it may be unable to continue its loan growth and level of deposits, which may adversely affect its and the Company's results of operations, financial condition and future prospects.

     o Worsening economic conditions could adversely affect American River Bankshares' business.

         The economic conditions in the United States, California and in the Company's operating markets continue to deteriorate. Unemployment nationwide and in California has increased significantly recently and is anticipated to increase for the foreseeable future. Availability of credit and consumer spending, real estate values, and consumer confidence have declined markedly. The volatility of the capital markets and the credit, capital and liquidity problems confronting the U.S. financial system have not been resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system. There is no assurance that such conditions will improve or be resolved in the foreseeable future.

         The Company's subsidiary, American River Bank, conducts banking operations principally in Northern California. As a result, the Company's financial condition, results of operations and cash flows are subject to changes in the economic conditions in Northern California. The Company's business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California, and adverse economic conditions could have material adverse effects upon the Company. The State of California is currently experiencing significant budgetary and fiscal difficulties.

         The Company can provide no assurance that conditions in the United States and California economies will not further deteriorate or that such deterioration will not materially and adversely affect the Company. A further deterioration in economic conditions locally, regionally or nationally, could result in a further economic downturn in Northern California and prolong the following consequences, any of which could further adversely affect the Company's business:

         o        loan delinquencies and defaults may increase;
         o        problem assets and foreclosures may increase;
         o        demand for the Company's products and services may decline;
         o        low cost or non-interest bearing deposits may decrease;
         o collateral for loans may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans; and
         o volatile securities market conditions could adversely affect valuations of investment portfolio assets.

     o American River Bankshares has a concentration risk in real estate related loans.

         At December 31, 2008, approximately 72.0% of the Company's loan and lease portfolio consisted of real estate related loans. Substantially all of the Company's real property collateral is located in its operating markets in Northern California. The continuing trend of deteriorating economic conditions in California and in the Company's operating markets has contributed to an overall decline in real estate values. A continuing substantial decline in real estate values in the Company's primary market areas could occur as a result of worsening economic conditions, or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on the Company by limiting repayment of defaulted loans through sale of the real estate collateral and by likely increasing the number of defaulted loans to the extent that the financial condition of its borrowers is adversely affected by such a decline in values. At December 31, 2008, residential construction loans, including land acquisition and development, totaled $34.2 million or 8.2% of the Company's total loan portfolio. This was comprised of 37.0% owner-occupied and 63.0% speculative construction and land loans. Construction, land acquisition and development lending involve additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The adverse effects of the foregoing matters upon the Company's real estate portfolio could necessitate a material increase in the provision for loan and lease losses which could adversely affect the Company's results of operations, financial condition, and future prospects.

     o American River Bankshares is subject to extensive regulation, which could adversely affect its business.

         The Company's operations are subject to extensive regulation by Federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of its business. Because the Company's business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or otherwise adversely affect the Company's results of operations, financial condition, or future prospects.

     o American River Bank's allowance for loan and lease losses may not be adequate to cover actual losses.

         Like all financial institutions, American River Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance, but its allowance for loan and lease losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect American River Bank's and therefore the Company's operating results. American River Bank's allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in the local and California real estate market and interest rates that may be beyond American River Bank's control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review American River Bank's loans and leases and allowance for loan and lease losses. Although we believe that American River Bank's allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that American River Bank will not further increase the allowance for loan and lease losses or that regulatory agencies will not require an increase to this allowance including as a result of the effects of continued deterioration of economic conditions nationally and in the operating markets in which American River Bank conducts business. Any of these occurrences could materially and adversely affect the Company's earnings.

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

         The Company's future prospects will be highly dependent on the ability of American River Bank to implement changes in technology that affect the delivery of banking services such as the increased demand for computer access to bank accounts and the availability to perform banking transactions electronically. The Bank's ability to compete will depend upon it ability to continue to adapt technology on a timely and cost-effective basis to meet such demands. In addition, the business and operations of the Company and the Bank will be susceptible to adverse effects from computer failures, communication and energy disruption, and the activities including fraud of unethical individuals with the technological ability to cause disruptions or failures of the Bank's data processing system.

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

     o The Company's controls over financial reporting and its related governance procedures may fail or be circumvented.

         Management regularly reviews and updates the Company's internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. The Company maintains controls and procedures to mitigate risks such as processing system failures and errors, and customer or employee fraud, and maintains insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Events could occur which are not prevented or detected by the Company's internal controls or are not insured against or are in excess of the Company's insurance limits. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

     o The effects of legislation in response to current credit conditions may adversely affect the Company.

         Legislation that has or may be passed at the Federal level and/or by California in response to current conditions affecting credit markets could cause the Company to experience higher credit losses if such legislation reduces the amount that the Bank's borrowers are otherwise contractually required to pay under existing loan contracts. Such legislation could also result in the imposition of limitations upon the Bank's ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan losses and require a material increase in the allowance for loan losses and thereby adversely affect the Company's results of operations, financial condition, future prospects, profitability and stock price.

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

         The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which includes the Transaction Account Guarantee Program (the "TAGP"). The TAGP provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions were covered under the TAGP for the first

30 days without incurring any costs. After the initial period, participating institutions are assessed a 10 basis point surcharge on the additional insured deposits through the scheduled end of the program, currently December 31, 2009. American River Bank opted to participate in the TAGP. As a result, increased premiums will impact the Company's earnings.

         It is not clear how depositors will respond regarding the increase in insurance coverage. Despite the increase, some depositors may reduce the amount of deposits held at the Bank if concerns regarding bank failures persist, which could affect the level and composition of the Bank's deposit portfolio and thereby directly impact the Bank's funding costs and net interest margin. The Bank's funding costs may also be adversely affected in the event that the activities of the Federal Reserve Board and the U.S. Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company's results of operations, financial condition, future prospects, profitability and stock price.

     o The effects of terrorism and other events beyond the Company's control may adversely affect its results of operations.

         The terrorist actions on September 11, 2001 and thereafter, as well as, the current military conflicts in Afghanistan and Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. Similar events beyond the control of the Company including, but not limited to, financial and economic volatility and governmental actions in response, natural disasters such as earthquakes, floods, fires, and similar adverse weather occurrences, disruption of power supplies and communications equipment such as telephones, cellular phones, computers, and other forms of electronic equipment or media, and widespread, adverse public health occurrences, may adversely affect the Company's future results of operations by, among other matters, disrupting the conduct of the Company's operations and those of its customers, which could result in a reduction in the demand for loans and other products and services offered by the Company, increase non-performing loans and the amounts reserved for loan and lease losses, and thereby adversely affect the Company's results of operations, financial condition, future prospects, profitability and stock price.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         The Company and American River Bank lease ten and own two of their respective premises. The Company's headquarters is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California. The office space is located in a six-story office building. The location also houses a convenience office of American River Bank that performs limited branch related transactions and business development. The lease term is ninety-one (91) months and expires on May 6, 2013. The premises consist of 7,378 square feet on the fourth floor of the building. The space is leased from PGOCC, LLC, successor to One Capital Center.

         American River Bank's main office is located at 1545 River Park Drive, Suite 107, Sacramento, California, in a modern, five-story building which has off-street parking for its clients. American River Bank leases premises in the building from EOP-Point West, LLC. The lease term is ten (10) years and expires on March 31, 2010. The premises consist of 9,498 square feet on the ground floor.

         American River Bank leases premises at 9750 Business Park Drive, Sacramento, California. The premises are leased from Bradshaw Plaza Group, which is owned in part by Charles D. Fite, a director of the Company. The lease term is ten (10) years and expires on November 30, 2016. The premises consist of 3,711 square feet on the ground floor.

         American River Bank leases premises at 10123 Fair Oaks Boulevard, Fair Oaks, California. The premises are leased from Marjorie Taylor, a former director of the Company. The lease term was twelve (12) years and expired on March 1, 2009. Management is currently in negations to extend the lease term. The premises consist of 2,380 square feet on the ground floor.

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

         North Coast Bank, a division of American River Bank, leases premises at 8733 Lakewood Drive, Windsor, California. The premises are leased from R. and R. Partners. The lease term is one (1) year and expires on December 31, 2009. The premises consist of 2,200 square feet on the ground floor.

         North Coast Bank, a division of American River Bank, owns premises at 412 Center Street, Healdsburg, California. The premises were purchased June 1, 1993. The purchase price for the land and building was $343,849. The building consists of 2,620 square feet. The land consists of 10,835 square feet.

         North Coast Bank, a division of American River Bank, leases premises at 90 South E Street, Santa Rosa, California. The premises are subleased leased from Chicago Title Company until November 11, 2011 and then will be leased from 90 E Street, LLC until January 31, 2019. The combined sublease and lease term is ten (10) years and expires on January 31, 2019. The premises consist of 3,600 square feet on the ground floor.

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

         The leases on the premises located at 1545 River Park Drive, 9750 Business Park Drive, 90 South E Street, 26395 Buckhorn Ridge Road, and 3100 Zinfandel Drive, contain options to extend for five years. Included in the above are two facilities leased from current or former directors of the Company at terms and conditions which management believes are consistent with the commercial lease market. The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits in Part IV, Item 15 of this Form 10-K report.

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

         From time to time, the Company and/or its subsidiaries may be a party to claims and legal proceedings arising in the ordinary course of business. The Company's management is not aware of any pending legal proceedings to which either it or its subsidiaries may be a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the shareholders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

         The Company's common stock began trading on the NASDAQ National Stock Market ("Nasdaq") under the symbol "AMRB" on October 26, 2000. Effective July 3, 2006, the Company's common stock became listed and traded on the Nasdaq Global Select Market. The following table shows the high and the low prices for the common stock, for each quarter during 2008 and 2007, as reported by Nasdaq. The prices have been adjusted to reflect 5% stock dividends declared in 2008 and in 2007.

              =================================================
              2008                        High           Low
              -------------------------------------------------
              First quarter            $    17.34    $    14.29
              Second quarter                15.67          9.29
              Third quarter                 11.33          7.17
              Fourth quarter                13.33          8.01

              2007                        High           Low
              -------------------------------------------------
              First quarter            $    24.03    $    21.33
              Second quarter                22.22         21.19
              Third quarter                 21.68         19.56
              Fourth quarter                20.41         15.05
              =================================================

         The closing price for the Company's common stock on March 5, 2009 was $7.25.

Holders

         As of March 2, 2009, there were approximately 2,680 shareholders of record of the Company's common stock.

Dividends

         The Company has paid quarterly cash dividends on its common stock since the first quarter of 2004; prior to that, the Company paid cash dividends twice a year since 1992. It is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis, subject to the factors described below. In 2008 and 2007, the Company declared cash dividends in the amount of $0.57 and $0.55, respectively, per common share. The amounts have been adjusted to reflect 5% stock dividends declared in 2008 and in 2007. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

         The FDIC may also restrict the payment of dividends by a subsidiary bank if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to the FDIC Improvement Act of 1991.

Stock Repurchases

         On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allows for the repurchase of up to six and one half percent (6.5%) annually of the Company's outstanding shares of common stock. Each year the Company may repurchase up to 6.5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2008. The repurchases under this plan can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase program at any time for any reason. The 6.5% program announced in 2008, replaced a program announced in 2001 whereby the Company had the ability to repurchase of up to five percent (5.0%) annually of the Company's outstanding shares of common stock. The following table lists shares repurchased during the quarter ended December 31, 2008 and the maximum amount available to repurchase under the repurchase plan.

--------------------- ----------------- ------------------- --------------------------- -----------------------------
       Period                (a)                (b)                     (c)                           (d)
                         Total Number      Average Price       Total Number of Shares         Maximum Number (or
                         of Shares (or    Paid Per Share      (or Units) Purchased as    Approximate Dollar Value) of
                            Units)          (or Unit)             Part of Publicly        Shares (or Units) That May
                          Purchased                              Announced Plans or       Yet Be Purchased Under the
                                                                     Programs                  Plans or Programs
--------------------- ----------------- ------------------- --------------------------- -----------------------------
      Month #1
  October 1 through        5,040               $9.67                  5,040                         265,721
  October 31, 2008

      Month #2
 November 1 through         None                N/A                    None                         265,721
 November 30, 2008

      Month #3
 December 1 through         None                N/A                    None                         265,721
 December 31, 2008
--------------------- ----------------- ------------------- --------------------------- -----------------------------
       Total               5,040               $9.67                  5,040
--------------------- ----------------- ------------------- --------------------------- -----------------------------

         The Company repurchased 115,815 shares in 2008, 426,668 shares in 2007, 299,410 shares in 2006, 92,986 shares in 2005, 11,869 shares in 2004, 1,915 shares in 2003 and 83,747 shares in 2002. Share amounts have been adjusted for stock dividends and/or splits.

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

As of and for the Years Ended December 31,
(In thousands, except per share amounts and ratios)

                                                          2008            2007            2006            2005            2004
                                                      ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Net interest income                                   $     25,925    $     26,402    $     27,066    $     26,462    $     19,418
Provision for loan and lease losses                          1,743             450             320             322             895
Other income                                                 2,168           2,599           2,443           2,329           2,395
Other expenses                                              14,201          14,833          14,388          13,493          11,713
Income before income taxes                                  12,149          13,718          14,801          14,976           9,205
Income taxes                                                 4,578           5,240           5,739           5,792           3,378
Net income                                            $      7,571    $      8,478    $      9,062    $      9,184    $      5,827
Earnings per share - basic                            $       1.30    $       1.40    $       1.42    $       1.41    $       1.07
Earnings per share - diluted                          $       1.30    $       1.39    $       1.39    $       1.38    $       1.02
Cash dividends per share                              $       0.57    $       0.55    $       0.53    $       0.46    $       0.36

Book value per share                                  $      10.95    $      10.22    $      10.00    $       9.67    $       9.13
Tangible book value per share                         $       7.98    $       7.23    $       7.14    $       6.89    $       6.29

BALANCE SHEET DATA:
Balance sheet totals-end of period:
   Assets                                             $    563,157    $    573,685    $    604,003    $    612,763    $    586,666
   Loans and leases, net                                   412,356         394,975         382,993         365,571         352,467
   Deposits                                                437,061         455,645         493,875         500,706         475,387
   Shareholders' equity                                     63,447          59,973          62,371          62,746          58,990
Average balance sheet amounts:
   Assets                                             $    575,046    $    575,225    $    603,040    $    596,670    $    439,012
   Loans and leases                                        410,293         390,488         381,465         360,319         277,647
   Earning assets                                          522,566         524,365         544,794         537,031         400,265
   Deposits                                                448,168         479,344         488,026         494,905         357,420
   Shareholders' equity                                     61,084          60,533          62,570          60,641          39,163

SELECTED RATIOS:
For the year:
    Return on average equity                                 12.39%          14.01%          14.48%          15.14%          14.88%
    Return on average assets                                  1.32%           1.47%           1.50%           1.54%           1.33%
    Efficiency ratio *                                       48.92%          49.49%          47.11%          45.16%          53.12%
    Net interest margin *                                     5.03%           5.10%           5.03%           4.98%           4.90%
    Net charge-offs to average loans & leases                 0.42%           0.11%           0.03%           0.04%           0.08%

At December 31:
    Average equity to average assets                         10.62%          10.52%          10.38%          10.16%           8.92%
    Leverage capital ratio                                    8.32%           7.72%           7.81%           7.66%           8.35%
    Allowance for loan and leases losses to                   1.41%           1.47%           1.51%           1.53%           1.54%
     total loans and leases
* fully taxable equivalent

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following is American River Bankshares management's discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2008, 2007, and 2006.

Cautionary Statements Regarding Forward-Looking Statements

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic volatility and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) variances in the actual versus projected growth in assets and return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment including government intervention in the U.S. financial system; (10) changes in business conditions and inflation; (11) changes in securities markets, public debt markets, and other capital markets; (12) data processing and other operational systems failures or fraud; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and
(15)changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under "Item 1A - Risk Factors" in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission (the "SEC") on Forms 10-K, 10-Q and 8-K.

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

         The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk, loss events, or changes in other factors, occur. The analysis of the allowance uses a historical loss view as one indicator of future losses and as a result could differ from the loss incurred in the future. If the allowance for loan and lease losses falls below that deemed adequate (by reason of loan and lease growth, actual losses, the effect of changes in risk ratings, or some combination of these factors), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short term. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses Activity" discussion later in this Item 7.

Stock-Based Compensation

         The Company recognizes compensation expense in an amount equal to the fair value of all share-based payments which consist of stock options granted to directors and employees. The fair value of each option is estimated on the date of grant and amortized over the service period using a Black-Scholes-Merton based option valuation model that requires the use of assumptions. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and the risk-free interest rate.

Goodwill

Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company performed an evaluation of the goodwill, recorded as a result of the Bank of Amador acquisition, during the fourth quarter of 2008 and determined that there was no impairment. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows. Income Taxes

         The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

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

         Since January 1, 2007 the Company has accounted for uncertainty in income taxes under Financial Accounting Standards Board (the "FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). Under the provisions of FIN 48, only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The election has been made to record interest expense related to tax exposures in tax expense, if applicable, and the exposure for penalties related to tax exposures in tax expense, if applicable.

Overview

         The Company recorded its 100th consecutive profitable quarter for the quarter ended December 31, 2008. Net income in 2008 decreased 10.7% to $7,571,000 versus $8,478,000 in 2007. Diluted earnings per share for 2008 were $1.30, a decrease of $0.09 or 6.5% from the $1.39 recorded in 2007. For 2008, the Company realized a return on average equity of 12.39% and a return on average assets of 1.32%, as compared to 14.01% and 1.47% for 2007.

         Net income for 2007 was $584,000 (6.4%) lower than the $9,062,000 recorded in 2006. Diluted earnings per share in 2006 were $1.39, return on average assets was 1.50% and return on average equity was 14.48%. Table One below provides a summary of the components of net income for the years indicated:

Table One:  Components of Net Income
---------------------------------------------------------------------------------------------
For the years ended:                                 2008            2007            2006
(dollars in thousands)                           ------------    ------------    ------------

Net interest income*                             $     26,277    $     26,749    $     27,396
Provision for loan and lease losses                    (1,743)           (450)           (320)
Noninterest income                                      2,168           2,599           2,443
Noninterest expense                                   (14,201)        (14,833)        (14,388)
Provision for income taxes                             (4,578)         (5,240)         (5,739)
Tax equivalent adjustment                                (352)           (347)           (330)
                                                 ------------    ------------    ------------

Net income                                       $      7,571    $      8,478    $      9,062
                                                 ============    ============    ============

---------------------------------------------------------------------------------------------
Average total assets                             $    575,046    $    575,225    $    603,040
Net income as a percentage
  of average total assets                                1.32%           1.47%           1.50%
---------------------------------------------------------------------------------------------

*    Fully taxable equivalent basis (FTE)

         All share and per share data for 2008, 2007 and 2006 have been adjusted for 5% stock dividends distributed on December 18, 2008, December 20, 2007, and December 22, 2006.

         During 2008, total assets of the Company decreased $10,528,000 (1.8%) to a total of $563,157,000 at year-end. At December 31, 2008, net loans totaled $412,356,000, up $17,381,000 (4.4%) from the ending balances on December 31, 2007. Deposits decreased 4.1% during 2008 resulting in ending deposit balances of $437,061,000. The Company ended 2008 with a Tier 1 capital ratio of 10.2% and a total risk-based capital ratio of 11.5%.

Results of Operations

Net Interest Income and Net Interest Margin

         Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, Federal funds sold and interest-bearing depots in other banks) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

         The Company's fully taxable equivalent net interest margin was 5.03% in 2008 and 5.10% in 2007. The fully taxable equivalent net interest income was down $472,000 (1.8%) in 2008 compared to 2007.

         The fully taxable equivalent interest income component decreased from $37,825,000 in 2007 to $33,905,000 in 2008, representing a 10.4% decrease. The decrease in the fully taxable equivalent interest income for 2008 compared to the same period in 2007 is comprised of two components - rate (down $4,523,000) and volume (up $603,000). The decline in rates can be attributed to decreases implemented by the Company on the loans and leases during the latter part of

2007 and 2008 in response to the Federal Reserve Board (the "FRB") decreases in the Federal funds and discount rates. Decreases by the FRB have resulted in ten rate reductions totaling 500 basis points since September 2007. In addition, an increased level of nonaccrual loans resulted in foregone interest income of approximately $647,000 during 2008 as compared to $305,000 in 2007. The overall decreasing interest rate environment and the negative effect of the nonaccrual loans resulted in a 74 basis point decrease in the yield on average earning assets from 7.21% for 2007 to 6.47% for 2008. The volume increase occurred despite a slight $1,799,000 (0.3%) decrease in average earning assets from $524,365,000 during 2007 to $522,566,000 during 2008 as a result of a shift in balances from lower earning investments to higher earning loans. The change in the mix of average earning assets resulted from the Company's decision to use the proceeds from principal reductions and maturing investment securities to provide funding for loan growth. This strategy has reduced the average balances on investment securities by $21,289,000 or 16.6% from $128,238,000 during 2007 to $106,949,000 during 2008, while average loan balances increased $19,805,000 or 5.1% from $390,488,000 during 2007 to $410,293,000 during 2008. The Company's ability to increase its average loans is the result of its continued concentrated focus on business lending and the purchase of a $7,255,000 pool of loans secured by properties located in the Company's market area from another bank.

         The fully taxable equivalent interest income component decreased from $38,284,000 in 2006 to $37,825,000 in 2007, representing a 1.2% decrease. The decrease in the fully taxable equivalent interest income for 2007 compared to the same period in 2006 is broken down by rate (up $67,000) and volume (down $526,000). The rate increase can be attributed to an increase in the yield on the investment portfolio from 4.41% in 2006 to 4.72% in 2007. The increase in yield results from matured short-term securities with lower yields being redirected to reduce borrowings and fund the growth in loans and leaving the investment portfolio with longer maturity higher yielding investments, thus an overall higher average yield on the existing portfolio. The volume decrease was the result of a 3.7% decrease in average earning assets. The Company made a decision to use the proceeds from principal reductions and maturing investment securities to reduce the level of outstanding borrowings and provide funding for loan growth. This strategy reduced the average balances on investment securities by 18.3% from $162,970,000 during 2006 to $133,187,000 during 2007. Average balances of other borrowings were down $17,010,000 (36.4%) and average loan balances were up $9,023,000 (2.4%) during the same time period. The increase in average loans is the result of concentrated focus on business lending.

         Interest expense decreased $3,448,000 (31.1%) in 2008 compared to 2007. The average balances of interest-bearing liabilities were $17,366,000 (4.8%) higher in the 2008 compared to 2007. The higher balances accounted for a $1,224,000 increase in interest expense. Average borrowings were up $29,880,000 (100.7%) as the Company used borrowings as a funding source for the increased loan balances as average deposit balances declined. Average deposit balances decreased $31,176,000 (6.5%) from $479,344,000 during 2007 to $448,168,000 during 2008. Although the number of deposit relationships and accounts remains relatively stable, the average balances in those accounts have experienced a decrease over the past twelve months. As a result of the lower overall interest rate environment the decrease in rates accounted for a $4,672,000 reduction in interest expense in 2008. Rates paid on interest-bearing liabilities decreased 105 basis points from 2007 to 2008 from 3.04% to 1.99%. The rate on average borrowings dropped 221 basis points during that same time period from 5.11% to 2.90%.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets

-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                        2008                              2007                              2006
                                ------------------------------    -------------------------------   -------------------------------
(Taxable Equivalent Basis)         Avg                    Avg        Avg                     Avg       Avg                     Avg
(dollars in thousands)           Balance     Interest    Yield     Balance     Interest     Yield    Balance     Interest     Yield
                                ---------    ---------   -----    ---------    ---------    -----   ---------    ---------    -----
Assets:
Earning assets
  Loans and leases (1)          $ 410,293    $  28,512    6.95%   $ 390,488    $  31,508     8.07%  $ 381,465    $  31,082     8.15%
  Taxable investment
     securities                    79,675        3,711    4.66%     100,086        4,544     4.54%    129,608        5,545     4.28%
  Tax-exempt investment
     securities (2)                27,102        1,428    5.27%      27,745        1,436     5.18%     27,886        1,355     4.86%

  Corporate stock                     172           22   12.79%         407           32     7.86%        559           42     7.51%
  Federal funds sold                  486           10    2.06%         690           34     4.93%        359           19     5.29%
  Interest bearing deposits
    in other banks                  4,838          222    4.59%       4,949          271     5.48%      4,917          241     4.90%
                                ---------    ---------            ---------    ---------            ---------    ---------
Total earning assets              522,566       33,905    6.47%     524,365       37,825     7.21%    544,794       38,284     7.03%
                                             ---------                         ---------                         ---------
Cash & due from banks              19,260                            17,263                            28,401
Other assets                       39,330                            39,529                            35,708
Allowance for loan & lease
   losses                          (6,110)                           (5,932)                           (5,863)
                                ---------                         ---------                         ---------
                                $ 575,046                         $ 575,225                         $ 603,040
                                =========                         =========                         =========
Liabilities &
 Shareholders' Equity:
Interest bearing liabilities:
  NOW & MMDA                    $ 164,531        1,929    1.17%   $ 173,382        3,781     2.18%  $ 168,128        3,204     1.91%
  Savings                          36,033          324    0.90%      37,690          546     1.45%     34,911          242     0.69%
  Time deposits                   121,479        3,648    3.00%     123,485        5,233     4.24%    128,955        5,231     4.06%
  Other borrowings                 59,560        1,727    2.90%      29,680        1,516     5.11%     46,690        2,211     4.74%
                                ---------    ---------            ---------    ---------            ---------    ---------
Total interest bearing
  Liabilities                     381,603        7,628    1.99%                   11,076     3.04%    378,684       10,888     2.88%
                                             ---------                         ---------                         ---------
Demand deposits                   126,125                           144,787                           156,032
Other liabilities                   6,234                             5,668                             5,754
                                ---------                         ---------                         ---------
Total liabilities                 513,962                           514,692                           540,470
Shareholders' equity               61,084                            60,533                            62,570
                                ---------                         ---------                         ---------
                                $ 575,046                         $ 575,225                         $ 603,040
                                =========                         =========                         =========

Net interest income &
  Margin (3)                                 $  26,277    5.03%                $  26,749     5.10%               $  27,396     5.03%
                                             =========   =====                 =========    =====                =========    =====

(1) Loan and lease interest includes loan and lease fees of $250,000, $529,000 and $873,000 in 2008, 2007 and 2006, respectively.
(2) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from Federal income taxes. The effective Federal statutory tax rate was 35% in 2008, 2007 and 2006.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.


Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses
------------------------------------------------------------------------------------------
Year ended December 31, 2008 over 2007 (dollars in thousands)
Increase (decrease) due to change in:

                                                 Volume         Rate (4)       Net Change
                                              ------------    ------------    ------------
Interest-earning assets:
   Net loans and leases (1)(2)                $      1,597    $     (4,593)   $     (2,996)
   Taxable investment securities                      (927)             94            (833)
   Tax-exempt investment securities (3)                (33)             25              (8)
   Corporate stock                                     (18)              8             (10)
   Federal funds sold & other                          (10)            (14)            (24)
   Interest bearing deposits in other banks             (6)            (43)            (49)
                                              ------------    ------------    ------------
     Total                                             603          (4,523)         (3,920)
                                              ------------    ------------    ------------
Interest-bearing liabilities:
   Demand deposits                                    (193)         (1,659)         (1,852)
   Savings deposits                                    (24)           (198)           (222)
   Time deposits                                       (85)         (1,500)         (1,585)
   Other borrowings                                  1,526          (1,315)            211
                                              ------------    ------------    ------------
     Total                                           1,224          (4,672)         (3,448)
                                              ------------    ------------    ------------
Interest differential                         $       (621)   $        149    $       (472)
                                              ============    ============    ============

Year Ended December 31, 2007 over 2006 (dollars in thousands)
Increase (decrease) due to change in:

                                                 Volume         Rate (4)       Net Change
                                              ------------    ------------    ------------
Interest-earning assets:
   Net loans and leases (1)(2)                $        735    $       (309)   $        426
   Taxable investment securities                    (1,263)            262          (1,001)
   Tax-exempt investment securities (3)                 (7)             88              81
   Corporate stock                                     (11)              1             (10)
   Federal funds sold & other                           18              (3)             15
   Interest bearing deposits in other banks              2              28              30
                                              ------------    ------------    ------------
     Total                                            (526)             67            (459)
                                              ------------    ------------    ------------
Interest-bearing liabilities:
   Demand deposits                                     100             477             577
   Savings deposits                                     19             285             304
   Time deposits                                      (222)            224               2
   Other borrowings                                   (806)            111            (695)
                                              ------------    ------------    ------------
     Total                                            (909)          1,097             188
                                              ------------    ------------    ------------
Interest differential                         $        383    $     (1,030)   $       (647)
                                              ============    ============    ============

(1) The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans and leases.
(2) Loan and lease fees of $250,000, $529,000 and $873,000 for the years ended December 31, 2008, 2007 and 2006, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from Federal income taxes. The effective Federal statutory tax rate was 35% in 2008, 2007 and 2006.
(4)  The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

         The Company provided $1,743,000 for loan and lease losses in 2008 as compared to $450,000 for 2007. Net loan charge-offs for 2008 were $1,708,000 as compared to $441,000 in 2007. In 2008, net loan charge-offs as a percentage of average loans outstanding were .42% compared to .11% in 2007. In 2006, the Company provided $320,000 for loan and lease losses and net charge-offs were $125,000. For further information please see "Allowance for Loan and Lease Losses Activity."

Service Charges and Fees and Other Income

         Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income
------------------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31,
                                                                 -------------------------------------------
                                                                     2008            2007           2006
                                                                 ------------    ------------   ------------
        Service charges on deposit accounts                      $        741    $        743   $        783
        Merchant fee income                                               482             544            549
        Earnings on Bank owned life insurance                             395             404            256
        Income from residential lending division                          283             401            192
        Accounts receivable servicing fees                                170             244            372
        (Loss) gain on sale, call and impairment of securities           (119)             11              1
        Other                                                             216             252            290
                                                                 ------------    ------------   ------------
                                                                 $      2,168    $      2,599   $      2,443
                                                                 ============    ============   ============

         Noninterest income was down $431,000 (16.6%) to $2,168,000 in 2008 from the 2007 level. The decrease from 2007 to 2008 was primarily related to lower income from fees on residential lending (down $118,000 or 29.4%), lower fees on accounts receivable servicing (down $74,000 or 32.5%), lower merchant fees (down $62,000 or 11.4%) and an impairment charge of $245,000 on the Company's investment in Federal National Mortgage Association ("FNMA") preferred stock. On September 7, 2008, the U.S. Government placed FNMA into conservatorship and as a result the market value of the shares experienced a significant decline. The par value of the shares is $250,000 and the Company has written down the balance by $245,000 to $5,000. The decrease in fees from residential lending resulted from the lower number of loan closings due to the slowdown in the residential real estate market. The decrease in fees on accounts receivable servicing and merchant fees is due to lower activity levels in 2008 compared to 2007.

         Noninterest income was up $156,000 (6.4%) to $2,599,000 in 2007 from the 2006 level. The increase in noninterest income can be attributed to increases in earnings on bank owned life insurance (up $149,000 or 58.2%) and residential lending fee income (up $209,000 or 108.9%). The Company experienced a decrease in accounts receivable servicing fees (down $128,000 or 34.4%). The increase in income from bank owned life insurance was the result of the Company purchasing additional policies near the end of the fourth quarter of 2006. The increase in fees from residential lending relates to the Company's decision to expand is Residential Lending Division by adding four (4) mortgage specialists. These increases were offset by a reduction of fees from accounts receivable servicing which resulted from lower overall volume.

Salaries and Benefits

         Salaries and benefits, which include commissions, were $7,687,000 (down $709,000 or 8.4%) for 2008 as compared to $8,396,000 in 2007. The decrease in salary and benefit expense is primarily related to a decrease in the average full time equivalent employees ("FTE") and lower incentive compensation. The average FTE's decreased from 129 in 2007 to 123 during 2008 and, at the end of 2008, the full-time equivalent staff was 122, down 2 from 124 at the end of 2007. The incentive compensation expense decreased $474,000 (79.0%) from $600,000 in 2007 to $126,000 in 2008 as no performance related incentive was earned as the Company did not hit its performance goals.

         Salaries and benefits were $8,396,000 (up $580,000 or 7.4%) for 2007 as compared to $7,816,000 in 2006. The salary and benefit expense related to the expanded Residential Lending Division added $259,000 (or 44.7% of the increase). Payroll taxes (up $34,000), stock option expense (up $57,000) group health insurance (up $106,000), and retirement costs (up $43,000) also added to the increased expense. At the end of 2007, the full-time equivalent staff was 124, down 5 from the 129 at the end of 2006.

Occupancy, Furniture and Equipment

         Occupancy expense increased $97,000 (6.9%) during 2008 to $1,495,000, up from $1,398,000 in 2007. The majority of the increase relates to normal rent increases and higher utilities in the Company's leased facilities as well as depreciation expense related to recent branch remodels. Furniture and equipment expense was $774,000 in 2008 compared to $691,000 in 2007, representing an $83,000 (12.0%) increase. The increase in furniture and equipment expense relates primarily to higher technology related maintenance.

         Occupancy expense increased $14,000 (1.0%) during 2007 to $1,398,000, up from $1,384,000 in 2006. The majority of the increase relates to normal rent increases in the Company's leased facilities. Furniture and equipment expense was $691,000 in 2007 compared to $812,000 in 2006, representing a $121,000
(14.9%) decrease. The decrease in furniture and equipment expense relates to less amortization of technology related equipment. Although still being used, certain equipment has reached its fully depreciated life.

Other Expenses

         Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

                                                      Year Ended December 31,
                                            ------------------------------------------
                                                2008           2007           2006
                                            ------------   ------------   ------------
        Professional fees                   $        936   $        832   $        778
        Telephone and postage                        403            420            411
        Directors' expense                           321            378            311
        Outsourced item processing                   391            374            495
        Advertising and promotion                    339            338            357
        Stationery and supplies                      274            322            335
        Amortization of intangible assets            286            308            330
        Donations                                     56             62             88
        Other operating expenses                   1,239          1,314          1,271
                                            ------------   ------------   ------------
                                            $      4,245   $      4,348   $      4,376
                                            ============   ============   ============

         Other expenses were $4,245,000 (down $103,000 or 2.4%) for 2008 as compared to $4,348,000 for 2007. Professional fees increased $104,000 (12.5%) due in part to higher legal, accounting, and other professional services to comply with changes in the regulatory environment and to resolve problem loans. This increase was offset by reductions in several other expense related items as the Company continued to focus on reducing expenses and services. The overhead efficiency ratio on a taxable equivalent basis for 2008 was 48.9% as compared to 49.5% in 2007.

         Other expenses were $4,348,000 (down $28,000 or 0.6%) for 2007 as compared to $4,376,000 for 2006. Professional fees increased $54,000 (6.9%) and directors' expense increased $67,000 (21.5%). These increases were offset by reductions in outsourced item processing (down $121,000 or 24.4%) and advertising, promotion and donations (down $45,000 or 10.1%). The increase in professional fees relates to higher legal and other professional services to comply with changes in the regulatory environment and to resolve problem loans. Directors' expense increased due to higher overall fees paid to the Company directors and higher expense related to stock options accounted for under FAS 123 (R). Item processing expense was lower in 2007 as the Company settled a pricing issue with its vendor. The overhead efficiency ratio on a taxable equivalent basis for 2007 was 49.5% as compared to 47.1% in 2006.

Provision for Taxes

         The effective tax rate on income was 37.7%, 38.2% and 38.8% in 2008, 2007 and 2006, respectively. The effective tax rate was greater than the Federal statutory tax rate due to state tax expense (net of Federal tax effect) of $802,000, $919,000 and $1,006,000 in these years. Tax-exempt income of $1,415,000, $1,410,000 and $1,211,000 from investment securities and bank owned life insurance in these years helped to reduce the effective tax rate.

Balance Sheet Analysis

         The Company's total assets were $563,157,000 at December 31, 2008 as compared to $573,685,000 at December 31, 2007, representing a decrease of $10,528,000 (1.8%). The average balances of total assets during 2008 were $575,046,000 which is consistent with the 2007 total of $575,225,000.

Investment Securities

         The Company classifies its investment securities as trading, held-to-maturity or available-for-sale. The Company's intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies; as part of our contingency funding plan; and in response to changes in interest rates, prepayment rates and similar factors. Table Six below summarizes the values of the Company's investment securities held on December 31 of the years indicated.

Table Six: Investment Securities Composition
-------------------------------------------------------------------------------------------------
(dollars in thousands)

Available-for-sale (at fair value)                         2008           2007           2006
-------------------------------------------------------------------------------------------------
Debt securities:
    U.S. Government agencies                           $         --   $     16,506   $     28,123
    Mortgage-backed securities                               32,232         31,066         33,236
    Obligations of states and political subdivisions
                                                             31,012         31,111         41,224
    Corporate debt securities                                    --             --          1,003
Equity securities:
    Corporate stock                                              90            287            623
-------------------------------------------------------------------------------------------------
Total available-for-sale investment securities         $     63,334   $     78,970   $    104,209
=================================================================================================

Held-to-maturity (at amortized cost)
-------------------------------------------------------------------------------------------------
Debt securities:
   Mortgage-backed securities                          $     24,365   $     34,754   $     44,031
-------------------------------------------------------------------------------------------------
Total held-to-maturity investment securities           $     24,365   $     34,754   $     44,031
=================================================================================================

         See Table Fifteen for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

         The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and
(8) consumer loans. At December 31, 2008, these categories accounted for approximately 22%, 52%, 2%, 12%, 6%, 1%, 2% and 3%, respectively, of the Company's loan portfolio. This mix was relatively unchanged compared to 24%, 48%, 1%, 16%, 5%, 1%, 2% and 3% at December 31, 2007. Continuing focus in the Company's market area, new borrowers developed through the Company's marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating over $125 million in new loans in 2008. The Company reported net increases in balances for commercial real estate ($26,852,000 or 14.0%), multi-family real estate ($3,108,000 or 53.3%), residential real estate ($4,486,000 or 22.8%), lease financing receivable ($405,000 or 10.0%), and consumer loans ($4,046,000 or 37.6%) and the Company experienced a decrease in commercial ($4,007,000 or 4.2%), real estate construction ($17,358,000 or 26.3%), and agriculture ($162,000 or 2.0%) primarily as a result of paydowns. Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.


Table Seven: Loan and Lease Portfolio Composition
---------------------------------------------------------------------------------------------------------
                                                             December 31,
                             ----------------------------------------------------------------------------
(dollars in thousands)            2008           2007            2006            2005            2004
---------------------------------------------------------------------------------------------------------
Commercial                   $     90,625    $     94,632    $     85,859    $     77,971    $     66,864
Real estate:
   Commercial                     218,626         191,774         175,643         154,500         166,263
   Multi-family                     8,938           5,830           3,618           3,767           2,660
   Construction                    48,664          66,022          90,314         103,048          90,162
   Residential                     24,706          20,120           8,689           4,680           5,236
Lease financing receivable          4,475           4,070           6,375           7,967           9,994
Agriculture                         8,015           8,177           7,362           8,129           8,252
Consumer                           14,796          10,750          11,712          11,900           9,417
---------------------------------------------------------------------------------------------------------
                                  418,845         401,375         389,572         371,962         358,848
Deferred loan fees, net              (571)           (517)           (705)           (712)           (885)
Allowance for loan and
   lease losses                    (5,918)         (5,883)         (5,874)         (5,679)         (5,496)
---------------------------------------------------------------------------------------------------------
Total net loans and leases   $    412,356    $    394,975    $    382,993    $    365,571    $    352,467
=========================================================================================================

         A significant portion of the Company's loans and leases are direct loans and leases made to individuals and local businesses. The Company relies substantially on local promotional activity and personal contacts by American River Bank officers, directors and employees to compete with other financial institutions. The Company makes loans and leases to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment. Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company's service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan-to- value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans; however, in 2008, American River Bank had a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. American River Bank acted as a broker between American River Bank's clients and the loan wholesalers. American River Bank received an origination fee for loans closed.

         Subprime loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Many of these subprime loans were made with adjustable interest rates that reset upward after an introductory period. Such subprime loans coupled with declines in housing prices have led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company does not have any "subprime" loans on its books at December 31, 2008.

         Average net loans and leases in 2008 were $410,293,000 which represents an increase of $19,805,000 (5.1%) over the average in 2007. Average net loans and leases in 2007 were $390,488,000 which represents an increase of $9,023,000 (2.4%) over the average in 2006. Loan growth in 2008 and 2007 resulted from the continued concentrated effort to increase commercial relationships, the addition of new borrowers developed through the Company's marketing efforts, and credit extensions expanded to existing borrowers.

Risk Elements

         The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, through active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio. In addition, the Company has taken actions to further strengthen its lending compliance management system in accordance with recommendations in connection with its 2008 compliance examination including, among other matters, enhancement of existing procedures for internal control of loan compliance functions such as maintenance of required levels of compliance training, increased monitoring of the compliance program, and identification of any compliance weaknesses.

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

         The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rate and terms, vacancy rates, absorption and sale rates; real estate values, supply and demand factors, and rates of return; operating expenses; inflation; and sufficiency of repayment sources independent of the real estate including, in some instances, personal guarantees. In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

         In management's judgment, a concentration exists in real estate loans which represented approximately 71.8% of the Company's loan and lease portfolio at December 31, 2008, up from 70.7% at December 31, 2007. Management believes that the residential land and residential construction portion of the Company's loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company's market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability, and taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease loss at levels adequate to reflect the loss risk inherent in its total loan portfolio.

         Although management believes the Company's real estate concentration to have no more than the normal risk of collectability, a continued substantial further decline in the economy in general, or a continued additional decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

         Management generally places loans and leases on nonaccrual status when they become 90 days past due, unless the loan or lease is well secured and in the process of collection. Loans and leases are charged off when, in the opinion of management, collection appears unlikely.

         The recorded investments in nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual totaled $6,241,000 and $7,440,000 at December 31, 2008 and 2007, respectively. Of the $6,241,000 in non-performing loans and leases at December 31, 2008, there were sixteen real estate loans totaling $5,931,000; three commercial loans totaling $261,000; three leases totaled $41,000; and one consumer loan totaling $8,000.

         Interest due but excluded from interest income on nonaccrual loans and leases was $647,000 during 2008, $305,000 during 2007, and not significant during 2006. In 2008, 2007 and 2006, interest income recognized from payments received on nonaccrual loans and leases was not significant.

         Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more and on accrual as of year-end for the past five years.

Table Eight:  Non-Performing Loans and Leases
-----------------------------------------------------------------------------------------------------------------------
                                                                              December 31,
                                               ------------------------------------------------------------------------
(dollars in thousands)                             2008           2007            2006          2005           2004
-----------------------------------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Commercial                                  $         --   $         --   $         --   $         24   $         --
   Real estate                                          444            455             13             --             --
   Lease financing receivable                            22             --             --             --             11
   Consumer and other                                     8             --             --             --             --
Nonaccrual:
   Commercial                                           261            148             --             --             52
   Real estate                                        5,487          6,787             12             15            113
   Lease financing receivable                            19             50             53             52             71
   Consumer and other                                    --             --             --             --             --
-----------------------------------------------------------------------------------------------------------------------
Total non-performing loans and leases          $      6,241   $      7,440   $         78   $         91   $        247
=======================================================================================================================

         There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2008. Management is not aware of any potential problem loans or leases, which were accruing and current at December 31, 2008, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Impaired Loans

         The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing impairment, the Company reviews all loans graded substandard or lower with outstanding principal balances in excess of $250,000. The recorded investment in loans and leases that were considered to be impaired totaled $6,083,000 at December 31, 2008 and had a related valuation allowance of $788,000. The average recorded investment in impaired loans and leases during 2008 was approximately $8,291,000. As of December 31, 2007, the recorded investment in loans and leases that were considered to be impaired totaled $6,637,000 and had a related valuation allowance of $764,000. The average recorded investment in impaired loans and leases during 2007 was approximately $407,000. There were no loans or leases considered to be impaired at December 31, 2006.

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

         The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management's judgment after consideration of numerous factors including but not limited to: (i) local and regional economic conditions, (ii) the financial condition of the borrowers,
(iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans and leases which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

         The allowance for loan and lease losses totaled $5,918,000 or 1.41% of total loans and leases at December 31, 2008, $5,883,000 or 1.47% of total loans and leases at December 31, 2007, and $5,874,000 or 1.51% at December 31, 2006. The Company establishes general reserves in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," and specific reserves in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

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


Table Nine: Allowance for Loan and Lease Losses
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                  Year Ended December 31,
                                       ----------------------------------------------------------------------------
                                           2008            2007            2006            2005            2004
-------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding   $    410,293    $    390,488    $    381,465    $    360,319    $    277,647
-------------------------------------------------------------------------------------------------------------------

Allowance for loan & lease losses
at beginning of period                 $      5,883    $      5,874    $      5,679    $      5,496    $      3,949

Loans and leases charged off:
   Commercial                                   422             301              71              72              --
   Real estate                                1,114              72              --              --              --
   Consumer                                     139             105               1              --               1
   Lease financing receivable                    59              70              78             134             268
-------------------------------------------------------------------------------------------------------------------
Total                                         1,734             548             150             206             269
-------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases
previously charged off:
   Commercial                                    12              41               6               9              57
   Real estate                                   --              --              --              --              --
   Consumer                                      --              --               9               2               3
   Lease financing receivable                    14              66              10              56              --
-------------------------------------------------------------------------------------------------------------------
Total                                            26             107              25              67              60
-------------------------------------------------------------------------------------------------------------------
Net loans and leases charged off              1,708             441             125             139             209
Allowance acquired in merger                     --              --              --              --             861
Additions to allowance charged
  to operating expenses                       1,743             450             320             322             895
-------------------------------------------------------------------------------------------------------------------
Allowance for loan and
  lease losses at end of period        $      5,918    $      5,883    $      5,874    $      5,679    $      5,496
Ratio of net charge-offs to average
  loans and leases outstanding                  .42%            .11%            .03%            .04%            .08%
Provision for loan and lease losses
  to average loans and leases
  outstanding                                   .42%            .12%            .08%            .09%            .32%
Allowance for loan and lease losses
  to loans and leases, net of
  deferred fees, at end of period              1.41%           1.47%           1.51%           1.53%           1.54%

         As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management's conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2008.


Table Ten:  Allowance for Loan and Lease Losses by Loan Category
----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                    December 31, 2008                 December 31, 2007                 December 31, 2006
----------------------------------------------------------------------------------------------------------------------------------
                                             Percent of loans                   Percent of loans                   Percent of loans
                                             in each category                   in each category                   in each category
                                 Amount       to total loans        Amount       to total loans       Amount        to total loans
----------------------------------------------------------------------------------------------------------------------------------
Commercial                   $        1,644             21.6%   $        1,369             23.6%   $        1,269             22.1%
Real estate                           4,030             71.8%            4,314             70.7%            4,332             71.4%
Agriculture                               8              1.9%                8              2.0%                7              1.9%
Consumer                                170              3.5%              108              2.7%              131              3.0%
Lease financing receivable               66              1.2%               84              1.0%              135              1.6%
----------------------------------------------------------------------------------------------------------------------------------
Total allocated              $        5,918            100.0%   $        5,883            100.0%   $        5,874            100.0%
----------------------------------------------------------------------------------------------------------------------------------

                                    December 31, 2005                 December 31, 2004
-----------------------------------------------------------------------------------------------
                                             Percent of loans                   Percent of loans
                                             in each category                   in each category
                                 Amount       to total loans        Amount       to total loans
-----------------------------------------------------------------------------------------------
Commercial                   $        1,056             21.0%   $        1,028             18.6%
Real estate                           3,948             71.5%            3,825             73.7%
Agriculture                             213              2.2%              110              2.3%
Consumer                                246              3.2%              220              2.6%
Lease financing receivable              216              2.1%              313              2.8%
-----------------------------------------------------------------------------------------------
Total allocated              $        5,679            100.0%   $        5,496            100.0%
-----------------------------------------------------------------------------------------------

         The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate

         During 2008, the Company received $61,000 from the proceeds from the sale of other real estate with no gain recognized on the sale. There was $2,158,000 and $61,000 with no valuation allowance in other real estate at December 31, 2008 and 2007. The balance in 2008 consists of three properties acquired through foreclosure.

Deposits

         At December 31, 2008, total deposits were $437,061,000 representing a decrease of $18,584,000 (4.1%) compared to the December 31, 2007 balance of $455,645,000. The Company's deposit growth plan for 2008 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. However, due to the competitive rate environment and the overall weak economy that resulted in depositors holding lower overall balances in their account, the Company experienced decreases in noninterest bearing ($13,523,000 or 10.2%), savings ($2,201,000 or 6.2%), and money market ($21,478,000 or 16.9%), but did have a slight increase in NOW accounts ($2,004,000 or 4.6%). In addition, the Company did experience an increase in time deposits ("CD's") of $16,604,000 (14.3%) during 2008, due in part to the addition of $10,074,000 in brokered CD's late in the year.

Other Borrowed Funds

         Other borrowings outstanding as of December 31, 2008 consist of advances from the Federal Home Loan Bank (the "FHLB"). The following table summarizes these borrowings (dollars in thousands):


                                                   2008                            2007                           2006
                                          Amount            Rate          Amount            Rate          Amount            Rate
                                       --------------------------------------------------------------------------------------------
         Short-term borrowings:
           FHLB advances               $     43,231            1.83%   $     51,603            3.61%   $     37,270            5.08%
                                       ============================================================================================
         Long-term borrowings:
           FHLB advances               $     14,000            3.19%   $                               $      5,000            4.92%
                                       ============================================================================================

         The maximum amount of short-term borrowings at any month-end during 2008, 2007 and 2006, was $59,000,000, $51,603,000, and $64,489,000,
respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

                                        Short Term       Long Term

         Amount                        $     42,231    $     14,000
         Maturity                              2009    2010 to 2011
         Average rates                         1.83%           3.19%

         The Company has also been issued a total of $2,500,000 as of December 31, 2008 and $3,750,000 as of December 31, 2007 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2008 or 2007 and management does not expect to draw upon these lines in the future.

Capital Resources

         The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continuing operations and expansion.

         The Company, through a Board of Directors authorized plan, may repurchase, as conditions warrant, up to 6.5% annually of the Company's common stock. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with SEC Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase program at any time for any reason. The Company repurchased 115,815 shares in 2008, 426,668 shares in 2007, 299,410 shares in 2006, 92,986 shares in 2005, 11,869 shares in 2004, 1,915 shares in 2003 and 83,747 shares in 2002. Share amounts have been adjusted for stock dividends and/or splits. See "Stock Repurchases" under Item 5 on page 26 for more information regarding the stock repurchase plan.

         The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and American River Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2008, shareholders' equity was $63,447,000, representing an increase of $3,474,000 (5.8%) from $59,973,000 at December 31, 2007. This increase was attributable principally to the retention of earnings offset by the payment of cash dividends and the repurchase of Company stock. In 2007, shareholders' equity decreased $2,398,000 (3.8%) from 2006. The ratio of total risk-based capital to risk adjusted assets was 11.5% at December 31, 2008 compared to 10.7% at December 31, 2007. Tier 1 risk-based capital to risk-adjusted assets was 10.2% at December 31, 2008 and 9.5% at December 31, 2007.

         Table Eleven below lists the Company's actual capital ratios at December 31, 2008 and 2007 as well as the minimum capital ratios for capital adequacy.

Table Eleven:  Capital Ratios
------------------------------------------------------------------------------------------------
                                                   At December 31,          Minimum Regulatory
Capital to Risk-Adjusted Assets                  2008           2007       Capital Requirements
------------------------------------------------------------------------------------------------
Leverage ratio                                     8.3%           7.7%              4.00%

Tier 1 Risk-Based Capital                         10.2%           9.5%              4.00%

Total Risk-Based Capital                          11.5%          10.7%              8.00%

         Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. American River Bank's ratios are in excess of the regulatory definition of "well capitalized."

         The Company filed an application with the U.S. Treasury to preserve its opportunity to participate in the Capital Purchase Program ("CPP") and received approval of its application on November 21, 2008. However, the Board of Directors subsequently determined that participation in the CPP was not in the best interests of the Company and its shareholders after evaluation of the CPP and due diligence reviews of the CPP agreements and documentation including restrictions imposed upon the Company under the investment agreement and related documentation which could reduce investment returns to shareholders of participating bank holding companies and banks by restricting dividends to common shareholders, diluting existing shareholders' interests, and restricting capital management practices, and consideration of various other factors including, but not limited to, capital raising alternatives and the condition of capital markets, the current and projected economic conditions in the Company's market areas and the Unites States generally, the condition of the Company's loan and investment portfolios and other financial factors, and with advice of such advisors as the Company's Board of Directors deemed appropriate. The Company gave notice to the U.S. Treasury on January 20, 2009 of its intention not to participate in the CPP. See "Capital Purchase Program" at page 16 for more information about the CPP.

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

Table Twelve:  Interest Rate Risk Simulation of Net Interest as of December 31, 2008
-------------------------------------------------------------------------------------------
(dollars in thousands)                                                    $ Change in NII
                                                                           from Current
                                                                          12 Month Horizon
                                                                          ----------------
         Variation from a constant rate scenario
             +200bp                                                          $    (264)
             -200bp                                                          $     467

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

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2008, 2007 and 2006.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2008 were approximately $76,937,000 and $3,798,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2008, consolidated liquid assets totaled $30.8 million or 7.3% of total assets compared to $47.1 million or 8.2% of total assets on December 31, 2007. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $37,000,000 with correspondent banks. At December 31, 2008, the Company had $37,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At December 31, 2008, American River Bank could have arranged for up to $119,743,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2008, the Company had $60,112,000 available under these secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. At December 31, 2008, the collateral value at the Federal Reserve Bank was $935,000. American River Bank also has informal agreements with various other banks to sell participations in loans, if necessary. Furthermore, American River Bank has access to multiple wholesale funding sources.

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

         Among other programs and actions taken by the U.S. Treasury and other regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program (the "TLGP") to strengthen confidence and encourage liquidity in the financial system. The TLGP includes the Debt Guarantee Program (the "DGP"). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through June 30, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. American River Bank is authorized to participate in the DGP and can issue approximately $10,260,000 of qualifying senior debt securities covered by the DGP. As of December 31, 2008, American River Bank has no senior unsecured debt outstanding. The Company has not determined whether to issue qualifying senior debt securities under the DGP as part of its liquidity planning for 2009 or thereafter.

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

Table Thirteen:  Certificates of Deposit Maturities
December 31, 2008
--------------------------------------------------------------------------------
(dollars in thousands)                       Less than $100,000    Over $100,000
--------------------------------------------------------------------------------
 Three months or less                            $     13,263       $     44,392
 Over three months through six months                   8,712             29,892
 Over six months through twelve months                  9,280             12,604
 Over twelve months                                     6,564              8,273
--------------------------------------------------------------------------------
 Total                                           $     37,819       $     95,161
================================================================================

         Loan and lease demand also affects the Company's liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.


Table Fourteen:  Loan and Lease Maturities (Gross Loans and Leases)
-----------------------------------------------------------------------------------------
December 31, 2008
-----------------------------------------------------------------------------------------
                                One year   One year through       Over
(dollars in thousands)          or less       five years       five years       Total
-----------------------------------------------------------------------------------------
  Commercial                 $     46,396    $     30,421    $     13,808    $     90,625
  Real estate                      59,902          69,329         171,703         300,934
  Agriculture                       1,525           5,865             625           8,015
  Consumer                          1,265           3,841           9,690          14,796
  Leases                              331           3,424             720           4,475
-----------------------------------------------------------------------------------------
  Total                      $    109,419    $    112,880    $    196,546    $    418,845
=========================================================================================

         Loans and leases shown above with maturities greater than one year include $233,036,000 of floating interest rate loans and $76,390,000 of fixed rate loans and leases.

         The carrying amount, maturity distribution and weighted average yield of the Company's investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2008, 2007 and 2006 was $3,922,000, $2,800,000 and $3,071,000, respectively.

Table Fifteen:  Securities Maturities and Weighted Average Yields
December 31, 2008, 2007 and 2006
---------------------------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)
                                                           2008                      2007                       2006
                                                  -------------------------------------------------------------------------------
                                                                 Weighted                    Weighted                   Weighted
                                                   Carrying      Average      Carrying       Average      Carrying      Average
(dollars in thousands)                              Amount        Yield        Amount         Yield        Amount        Yield
---------------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                               --           --    $   13,072          3.77%   $   11,870          3.57%
     Maturing after 1 year but within 5 years             --           --         3,434          3.84%       16,253          3.78%
State & political subdivisions
     Maturing within 1 year                       $    2,055         4.42%        2,363          4.15%        4,556          4.00%
     Maturing after 1 year but within 5 years         12,228         5.42%       11,561          5.17%       12,625          4.82%
     Maturing after 5 years but within 10 years       11,782         6.08%        9,810          6.38%       13,789          6.33%
     Maturing after 10 years                           4,948         5.77%        7,377          6.28%       10,254          6.28%
Mortgage-backed securities                            32,232         4.89%       31,066          4.30%       33,236          4.30%
Other
     Maturing within 1 year                               --           --            --            --         1,003          4.67%
     Non maturing                                         89         0.00%          287          4.44%          623          6.12%
---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                       $   63,334         5.26%   $   78,970          4.76%   $  104,209          4.66%
=================================================================================================================================

Held-to-maturity securities:
Mortgage-backed securities                        $   24,365         4.89%   $   34,754          4.69%   $   44,031          4.66%
---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                       $   24,365         4.89%   $   34,754          4.69%   $   44,031          4.66%
=================================================================================================================================

         The carrying values of available-for-sale securities include net unrealized gains (losses) of $673,000, $171,000 and ($957,000) at December 31, 2008, 2007 and 2006, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses, however, the net unrealized gains (losses) at December 31, 2008, 2007 and 2006 were $524,000, $101,000 and ($311,000), respectively.

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

         As of December 31, 2008, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 75%. In addition, the majority of the Company's commitments have variable interest rates.

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

                                                                          December 31,
                                                                  ---------------------------
                                                                      2008           2007
                                                                  ------------   ------------
Commitments to extend credit (dollars in thousands):

         Revolving lines of credit secured by
              1-4 family residences                               $      7,396   $      8,252
         Commercial real estate, construction and land
              development commitments secured by real estate            17,076         31,881
         Other unused commitments, principally commercial loans         52,465         72,500
                                                                  ------------   ------------
                                                                  $     76,937   $    112,633
                                                                  ============   ============

Letters of credit                                                 $      3,798   $      7,537
                                                                  ============   ============

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

Contractual Obligations

         The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company's contractual obligations as of December 31, 2008. Included in the table are amounts payable under the Company's Deferred Compensation and Deferred Fees Plans and are listed in the "Other Long-Term Liabilities..." category. At December 31, 2008, these amounts represented $2,023,000 and are anticipated to be primarily payable at least five years in the future.

Table Sixteen: Contractual Obligations
--------------------------------------
(dollars in thousands)                                                      Payments due by period
                                               ------------------------------------------------------------------------
                                                                 Less than                                  More than
                                                   Total          1 year       1-3 years     3-5 years        5 years
                                               ------------------------------------------------------------------------
Long-Term Debt                                 $     14,000   $         --   $     14,000   $         --   $         --
Capital Lease Obligations                                --             --             --             --             --
Operating Leases                                      5,056            952          1,412          1,209          1,483
Purchase Obligations                                     --             --             --             --             --
Other Long-Term Liabilities Reflected on the
    Company's Balance Sheet under GAAP                2,023             --             --             --          2,023
-----------------------------------------------------------------------------------------------------------------------
Total                                          $     21,079   $        952   $     15,412   $      1,209   $      3,506
=======================================================================================================================

Accounting Pronouncements

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

         In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). This standard identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The adoption of SFAS 162 did not have a significant impact on the Company's financial position, results of operations or cash flows.

         In December 2008, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standard No. 132R-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). This standard provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures about plan assets in an employer's defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. Early adoption is permitted. The adoption of FSP 132(R)-1 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the "Market Risk Management" section of Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 44-45.


Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page

Report of Independent Registered Public Accounting Firm                     51

Consolidated Balance Sheet, December 31, 2008 and 2007                      52

Consolidated Statement of Income for the Years Ended
   December 31, 2008, 2007 and 2006                                         53

Consolidated Statement of Changes in Shareholders' Equity
   for the Years Ended December 31, 2008, 2007 and 2006                     54

Consolidated Statement of Cash Flows for the Years Ended
   December 31, 2008, 2007 and 2006                                        55-56

Notes to Consolidated Financial Statements                                 57-89

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Shareholders and Board of Directors
American River Bankshares

         We have audited the accompanying consolidated balance sheet of American River Bankshares and subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Bankshares and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

                                       /s/ Perry-Smith LLP


Sacramento, California
March 5, 2009


                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2008 and 2007
                             (Dollars in thousands)

                                                                               2008           2007
                                                                           ------------   ------------
                                     ASSETS
Cash and due from banks                                                    $     15,170   $     16,245
Federal funds sold                                                                               1,700
                                                                           ------------   ------------

       Total cash and cash equivalents                                           15,170         17,945

Interest-bearing deposits in banks                                                4,248          4,951
Investment securities:
   Available for sale, at fair value                                             63,334         78,970
   Held to maturity, at amortized cost                                           24,365         34,754
Loans and leases, less allowance for loan and lease losses of
   $5,918 in 2008 and $5,883 in 2007                                            412,356        394,975
Premises and equipment, net                                                       2,115          1,983
Federal Home Loan Bank stock                                                      3,922          2,800
Accounts receivable servicing receivables, net                                    1,236          1,666
Goodwill                                                                         16,321         16,321
Intangible assets                                                                   907          1,193
Accrued interest receivable and other assets                                     19,183         18,127
                                                                           ------------   ------------

                                                                           $    563,157   $    573,685
                                                                           ============   ============

                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                                     $    119,143   $    132,666
   Interest bearing                                                             317,918        322,979
                                                                           ------------   ------------

       Total deposits                                                           437,061        455,645

Short-term borrowings                                                            43,231         51,603
Long-term borrowings                                                             14,000
Accrued interest payable and other liabilities                                    5,418          6,464
                                                                           ------------   ------------

       Total liabilities                                                        499,710        513,712
                                                                           ------------   ------------
Commitments and contingencies (Note 12)

Shareholders' equity:
   Common stock - no par value; 20,000,000 shares authorized;
     issued and outstanding - 5,792,283 shares in 2008 and
     5,590,277 shares in 2007                                                    47,433         45,668
   Retained earnings                                                             15,617         14,204
   Accumulated other comprehensive income, net of taxes                             397            101
                                                                           ------------   ------------

       Total shareholders' equity                                                63,447         59,973
                                                                           ------------   ------------

                                                                           $    563,157   $    573,685
                                                                           ============   ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.


                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

              For the Years Ended December 31, 2008, 2007 and 2006
                  (Dollars in thousands, except per share data)

                                                             2008              2007             2006
                                                        --------------    --------------   --------------
Interest income:
   Interest and fees on loans and leases                $       28,512    $       31,508   $       31,081
   Interest on Federal funds sold                                   10                34               19
   Interest on deposits in banks                                   222               271              241
   Interest and dividends on investment securities:
     Taxable                                                     3,711             4,544            5,545
     Exempt from Federal income taxes                            1,080             1,095            1,034
     Dividends                                                      18                26               34
                                                        --------------    --------------   --------------

         Total interest income                                  33,553            37,478           37,954
                                                        --------------    --------------   --------------
Interest expense:
   Interest on deposits                                          5,901             9,560            8,677
   Interest on borrowings                                        1,727             1,516            2,211
                                                        --------------    --------------   --------------

         Total interest expense                                  7,628            11,076           10,888
                                                        --------------    --------------   --------------

         Net interest income                                    25,925            26,402           27,066

Provision for loan and lease losses                              1,743               450              320
                                                        --------------    --------------   --------------
         Net interest income after provision for loan
           and lease losses                                     24,182            25,952           26,746
                                                        --------------    --------------   --------------
Noninterest income:
   Service charges                                                 741               743              783
   (Loss) gain on sale, call and impairment
     of investment securities                                     (119)               11                1
   Other income                                                  1,546             1,845            1,659
                                                        --------------    --------------   --------------

         Total noninterest income                                2,168             2,599            2,443
                                                        --------------    --------------   --------------
Noninterest expense:
   Salaries and employee benefits                                7,687             8,396            7,816
   Occupancy                                                     1,495             1,398            1,384
   Furniture and equipment                                         774               691              812
   Other expense                                                 4,245             4,348            4,376
                                                        --------------    --------------   --------------

         Total noninterest expense                              14,201            14,833           14,388
                                                        --------------    --------------   --------------

         Income before provision for income taxes               12,149            13,718           14,801

Provision for income taxes                                       4,578             5,240            5,739
                                                        --------------    --------------   --------------

         Net income                                     $        7,571    $        8,478   $        9,062
                                                        ==============    ==============   ==============

Basic earnings per share                                $         1.30    $         1.40   $         1.42
                                                        ==============    ==============   ==============

Diluted earnings per share                              $         1.30    $         1.39   $         1.39
                                                        ==============    ==============   ==============
Cash dividends per share of issued and outstanding
   common stock, adjusted for stock dividends           $         0.57    $         0.55   $         0.53
                                                        ==============    ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2008, 2007 and 2006
                             (Dollars in thousands)

                                                                                          Accumulated
                                                                                             Other         Total          Total
                                                     Common Stock                        Comprehensive     Share-         Compre-
                                             --------------------------      Retained    Income (Loss)     holders'       hensive
                                                Shares         Amount        Earnings   (Net of Taxes)     Equity         Income
                                             ------------   -----------    -----------   ------------   ------------    ------------
Balance, January 1, 2006                        5,604,479   $    47,474    $    16,029   $       (757)  $     62,746
Cumulative effect of adopting Staff
   Accounting Bulletin No. 108, net of taxes                                      (214)                         (214)
Comprehensive income:
   Net income                                                                    9,062                         9,062    $      9,062
   Other comprehensive income, net of tax:
     Net change in unrealized losses on
       available-for-sale investment
       securities                                                                                 192            192             192
                                                                                                                        ------------
         Total comprehensive income                                                                                     $      9,254
                                                                                                                        ============

Cash dividend ($0.53 per share)                                                 (3,332)                       (3,332)
Fractional shares redeemed for stock
   dividend                                                                        (21)                          (21)
5% stock dividend                                 268,346         6,834         (6,834)
Stock options exercised                            43,162           441                                          441
Stock option compensation                                           221                                          221
Retirement of common stock                       (258,641)       (6,724)                                      (6,724)
                                             ------------   -----------    -----------   ------------   ------------

Balance, December 31, 2006                      5,657,346        48,246         14,690           (565)        62,371

Comprehensive income:
   Net income                                                                    8,478                         8,478    $      8,478
   Other comprehensive income, net of tax:
     Net change in unrealized gains on
       available-for-sale investment
       securities                                                                                 666            666             666
                                                                                                                        ------------
         Total comprehensive income                                                                                     $      9,144
                                                                                                                        ============

Cash dividend ($0.55 per share)                                                 (3,319)                       (3,319)
Fractional shares redeemed for stock
   dividend                                            (6)           (9)                                          (9)
5% stock dividend                                 265,683         5,645         (5,645)
Stock options exercised                            54,569           679                                          679
Stock option compensation                                           301                                          301
Retirement of common stock                       (387,315)       (9,194)                                      (9,194)
                                             ------------   -----------    -----------   ------------   ------------

Balance, December 31, 2007                      5,590,277        45,668         14,204            101         59,973

Comprehensive income:
   Net income                                                                    7,571                         7,571    $      7,571
   Other comprehensive income, net of tax:
     Net change in unrealized gains on
       available-for-sale investment
       securities                                                                                 296            296             296
                                                                                                                        ------------
         Total comprehensive income                                                                                     $      7,867
                                                                                                                        ============

Cash dividend ($0.57 per share)                                                 (3,317)                       (3,317)
Fractional shares redeemed for stock
   dividend                                                         (10)                                         (10)
5% stock dividend                                 275,048         2,841         (2,841)
Stock options exercised                            37,258           354                                          354
Stock option compensation                                           290                                          290
Retirement of common stock                       (110,300)       (1,710)                                      (1,710)
                                             ------------   -----------    -----------   ------------   ------------

Balance, December 31, 2008                      5,792,283   $    47,433    $    15,617   $        397   $     63,447
                                             ============   ===========    ===========   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2008, 2007 and 2006
                             (Dollars in thousands)

                                                                         2008            2007            2006
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                        $      7,571    $      8,478    $      9,062
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan and lease losses                                  1,743             450             320
       Increase (decrease) in deferred loan and lease
         origination fees, net                                                 54            (188)             (7)
       Depreciation and amortization                                          822             840             951
       Amortization of investment security premiums
         and discounts, net                                                   137             254             659
       Provision for accounts receivable servicing receivable
         allowance for losses                                                                  (3)             11
       Loss (gain) on sale, call and impairment of
         investment securities                                                119             (11)             (1)
       Increase in cash surrender value of life insurance policies           (395)           (404)           (192)
       Provision for deferred income taxes                                   (446)           (240)         (1,003)
       Stock option compensation expense                                      290             301             221
       Tax benefit from exercise of stock options                             (85)           (236)           (149)
       Decrease (increase) in accrued interest receivable and
         other assets                                                       1,762            (501)            857
       (Decrease) increase in accrued interest payable and
         other liabilities                                                 (1,035)            986            (525)
                                                                     ------------    ------------    ------------

           Net cash provided by operating activities                       10,537           9,726          10,204
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from the sale of investment securities                         24,225           6,506           3,259
   Proceeds from called available-for-sale investment
     securities                                                             1,455           1,170             400
   Proceeds from matured available-for-sale investment
     securities                                                            11,615          17,485          21,150
   Purchases of available-for-sale investment securities                  (29,629)                         (7,275)
   Purchases of held-to-maturity investment securities                                       (967)         (9,489)
   Proceeds from principal repayments for available-for-sale
     mortgage-backed securities                                             8,137           2,711           2,275
   Proceeds from principal repayments for held-to-maturity
     mortgage-backed securities                                            10,469           8,496          10,305
   Net decrease (increase) in interest-bearing deposits in banks              703                            (107)
   Net increase in loans and leases                                       (21,335)        (12,302)        (17,733)
   Net decrease (increase) in accounts receivable servicing
     receivables                                                              430             918            (592)
   Proceeds from sale of other real estate                                     61
   Purchases of equipment                                                    (670)           (672)           (379)
   Purchase of single premium life insurance policies                                                      (4,432)
   Net (increase) decrease in FHLB stock                                   (1,122)            271            (463)
                                                                     ------------    ------------    ------------

           Net cash provided by (used in) investing activities              4,339          23,616          (3,081)
                                                                     ------------    ------------    ------------

                                   (Continued)


                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

            For the Years Ended December 31, 2008, 2007 and 2006
                             (Dollars in thousands)

                                                                         2008            2007            2006
                                                                     ------------    ------------    ------------
Cash flows from financing activities:
   Net decrease in demand, interest-bearing and savings
     deposits                                                        $    (35,198)   $    (22,767)   $    (19,768)
   Net increase (decrease) in time deposits                                16,614         (15,463)         12,937
   Increase (decrease) in long-term borrowings                             14,000          (5,000)            730
   (Decrease) increase in short-term borrowings                            (8,372)         14,333          (2,116)
   Exercise of stock options                                                  269             443             292
   Tax benefit from exercise of stock options                                  85             236             149
   Cash paid to repurchase common stock                                    (1,710)         (9,194)         (6,724)
   Payment of cash dividends                                               (3,329)         (3,328)         (3,325)
   Cash paid for fractional shares                                            (10)             (9)            (21)
                                                                     ------------    ------------    ------------

           Net cash used in financing activities                          (17,651)        (40,749)        (17,846)
                                                                     ------------    ------------    ------------

           Decrease in cash and cash equivalents                           (2,775)         (7,407)        (10,723)

Cash and cash equivalents at beginning of year                             17,945          25,352          36,075
                                                                     ------------    ------------    ------------

Cash and cash equivalents at end of year                             $     15,170    $     17,945    $     25,352
                                                                     ============    ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest expense                                                $      7,913    $     11,197    $     10,815
     Income taxes                                                    $      5,010    $      5,403    $      6,665

Non-cash investing activities:
   Real estate acquired through foreclosure                          $      2,158    $         61
   Net change in unrealized gain on available-for-sale
     investment securities                                           $        502    $      1,128    $        322

Non-cash financing activities:
   Dividends declared and unpaid                                     $        828    $        839    $        848
   Cumulative effect of adopting SAB 108, net of taxes                                               $        214
   Tax benefit from exercise of stock options                        $         85    $        236    $        149

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

         The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank ("ARB"). ARB was incorporated in 1983. ARB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. ARB operates six banking offices in Sacramento and Placer counties, three banking offices in Sonoma County under the name North Coast Bank, a division of ARB, and three banking offices in Amador County under the name Bank of Amador, a division of ARB.

         The Company also owns one inactive subsidiary, American River
         Financial.

         ARB does not offer trust services or international banking services and does not plan to do so in the near future. The deposits of ARB are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable legal limits.

         ARB is participating in the FDIC Transaction Account Guarantee Program. Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General
         -------

         The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

         Reclassifications
         -----------------

         Certain reclassifications have been made to prior years' balances to conform to classifications used in 2008.

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

         Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers in the years ended December 31, 2008 and 2007. As of December 31, 2008 and 2007, the Company did not have any trading securities.

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

         Federal Home Loan Bank Stock
         ----------------------------

         Investments in Federal Home Loan Bank (the "FHLB") stock are carried at cost and are redeemable at par with certain restrictions. Investments in FHLB stock are necessary to participate in FHLB programs.

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

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loans and Leases (Continued)
         ----------------

         The accrual of interest on loans and leases is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payment requirements within an acceptable time frame relative to the terms stated in the loan agreement. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan or lease is well secured and in the process of collection. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans and leases are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

         Direct financing leases are carried net of unearned income. Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the lease.

         Loan Sales and Servicing
         ------------------------

         Included in the loan and lease portfolio are Small Business Administration ("SBA") loans and Farmer Mac guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. There were no sales of loans subject to these recourse provisions at December 31, 2008, 2007 and 2006. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2008 and 2007.

         SBA and Farmer Mac loans with unpaid balances of $567,000 and $847,000 were being serviced for others as of December 31, 2008 and 2007, respectively. The Company also serviced loans that are participated with other financial institutions totaling $6,858,000 and $7,797,000 as of December 31, 2008 and 2007, respectively.

         Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2008 and 2007.

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

         Other Real Estate
         -----------------

         Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. Valuation allowances for losses on other real estate are maintained to provide for temporary declines in value. These allowances are established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. During 2008 the Company received $61,000 from the proceeds from the sale of other real estate with no gain recognized on the sale. There was $2,158,000 and $61,000 with no valuation allowance in other real estate at December 31, 2008 and 2007.

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

         Since January 1, 2007, the Company has accounted for uncertainty in income taxes under Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). Under the provisions of FIN 48, only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The Company previously recognized income tax positions based on management's estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Income Taxes (Continued)
         ------------

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

         Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income.

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

         Earnings Per Share
         ------------------

         Basic earnings per share ("EPS"), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. EPS is retroactively adjusted for stock splits and stock dividends for all periods presented.

         Stock-Based Compensation
         ------------------------

         At December 31, 2008, the Company has one stock-based compensation plan, which is described more fully in Note 13. Compensation expense, net of related tax benefits, recorded in 2008, 2007 and 2006 totaled $254,000, $251,000 and $184,000, or $0.04, $0.04 and $0.03 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

         The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton based option valuation model that uses the assumptions noted in the following table. Because Black-Scholes-Merton based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation (Continued)
         ------------------------

                                                       2008             2007            2006
                                                 ---------------    ------------    ------------
         Dividend yield                           3.53% to 4.62%        2.33%           2.16%
         Expected volatility                      21.3% to 24.3%        21.6%           29.6%
         Risk-free interest rate                  3.38% to 3.45%        4.68%           4.70%
         Expected option life in years                   7                7               7
         Weighted average fair value of options
           granted during the year                    $2.75             $5.78           $7.57

         The following is a summary of stock option information as of or for the years ended December 31, 2008, 2007 and 2006:

                                                        2008            2007            2006
                                                    ------------    ------------    ------------
                                                              (dollars in thousands)
         Total intrinsic value of options
           exercised                                $        285    $        832    $        791
         Aggregate cash received for option
           exercises                                $        269    $        444    $        292
         Total fair value of options vested         $        254    $        263    $        154
         Total compensation cost                    $        290    $        301    $        221
         Tax benefit recognized                     $         36    $         50    $         37
         Net compensation cost                      $        254    $        251    $        184
         Total compensation cost for nonvested
           awards not yet recognized                $        717    $        894    $        828
         Weighted average years to be recognized             2.9             2.2             2.4

         Cumulative Effect of Adopting Staff Accounting Bulletin No. 108
         ---------------------------------------------------------------

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a "rollover" method which focuses primarily on the income statement impact of misstatements and the "iron curtain" method which focuses primarily on the balance sheet impact of misstatements. Historically, the Company evaluated uncorrected differences utilizing the rollover approach and the impact under that approach was not considered material. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company adopted SAB 108 in the fourth quarter of 2006.

         Under the iron-curtain method, the cumulative effect of unrecorded compensated absences was considered material to the Company's 2006 financial statements and, therefore, management recorded an adjustment to decrease the opening 2006 retained earnings balance in the amount of $214,000, increase other liabilities in the amount of $350,000 and increase deferred tax assets by $136,000.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Impact of New Financial Accounting Standards
         --------------------------------------------

         Accounting for Business Combinations

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

         The Hierarchy of Generally Accepted Accounting Principles

         In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). This standard identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

         Employers' Disclosures about Postretirement Benefit Plan Assets

         In December 2008, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standard No. 132R-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP 132(R)-1"). This standard provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures about plan assets in an employer's defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. Early adoption is permitted. The adoption of FSP 132(R)-1 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.       FAIR VALUE MEASUREMENTS

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                       December 31, 2008              December 31, 2007
                                                 ----------------------------    ----------------------------
                                                                   Estimated                       Estimated
                                                   Carrying          Fair          Carrying          Fair
                                                    Amount           Value          Amount           Value
                                                 ------------    ------------    ------------    ------------
         Financial assets:
           Cash and cash equivalents             $     15,170    $     15,170    $     17,945    $     17,945
           Interest-bearing deposits in banks           4,248           4,249           4,951           4,963
           Investment securities                       87,699          88,223         113,724         113,825
           Loans and leases, net                      412,356         407,725         394,975         393,047
           FHLB stock                                   3,922           3,922           2,800           2,800
           Accounts receivable servicing
              receivables                               1,236           1,236           1,666           1,666
           Accrued interest receivable                  2,265           2,265           2,691           2,691
           Cash surrender value of life
              insurance policies                       10,496          10,496          10,101          10,101

         Financial liabilities:
           Deposits                              $    437,061    $    438,160    $    455,645    $    456,250
           Short-term borrowings                       43,231          43,231          51,603          51,603
           Long-term borrowings                        14,000          14,599
           Accrued interest payable                       462             462             747             747

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

         The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2008 and 2007:

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

3.       FAIR VALUE MEASUREMENTS (Continued)

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

         Commitments to extend credit: The fair value of commitments are based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at December 31, 2008 and 2007.

         On January 1, 2008, the Company adopted FASB Statement No. 157 ("SFAS 157"), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

         In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. The FSP was effective immediately and clarifies the application of FASB statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.       FAIR VALUE MEASUREMENTS (Continued)

         The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2008. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

         (dollars in thousands)                                                             Fair Value Measurements
                                                                                          at December 31, 2008, Using
                                                                                --------------------------------------------
                                                                                Quoted Prices
                                                                                  in Active      Significant
                                                                                 Markets for        Other        Significant
                                                                 Fair Value     for Identical     Observable    Unobservable
                                                                December 31,       Assets           Inputs         Inputs
                    Description                                     2008          (Level 1)       (Level 2)       (Level 3)
         ----------------------------------------               ------------    ------------    ------------    ------------
         Assets and liabilities measured
           on a recurring basis:
              Available-for-sale securities                     $     63,334    $         84    $     61,201    $      2,049
                                                                ============    ============    ============    ============

         Assets and liabilities measured
           on a nonrecurring basis:
              Impaired loans                                    $      6,083                    $      6,083
              Other real estate                                        2,158                           2,158
                                                                ------------    ------------    ------------    ------------

                                                                $      8,241    $         --    $      8,241    $         --
                                                                ============    ============    ============    ============

         Changes in balances of recurring items valued using significant unobservable inputs (level 3) are as follows:

         (dollars in thousands)                   Balance                                                         Balance
                                                   as of                         Unrealized      Realized          as of
                                                 January 1,       Transfers        Gains          Gains         December 31,
                                                    2008           In (Out)       (Losses)       (Losses)           2008
                                                ------------    ------------    ------------    ----------      ------------
         Level 3 available-for-sale
           securities                           $         --    $      2,210    $       (161)   $         --    $      2,049
                                                ============    ============    ============    ============    ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.       FAIR VALUE MEASUREMENTS (Continued)

         There were no changes in the valuation techniques used during 2008. The following methods were used to estimate the fair value of each class of financial instrument above:

         Available-for-sale securities - Fair values for investment securities are based on quoted market prices, if available, or evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Pricing applications apply available information, as applicable, through processes such as benchmark curves, benchmarking to like securities, sector groupings and matrix pricing.

         Impaired loans - The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

         Other real estate - Other real estate represents real estate which the Company has taken control of in partial or full satisfaction of loans. The fair value of other real estate is based on the fair value of the real estate less costs to sell.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

         At December 31, 2008 and 2007, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and management determined that no impairment recognition was required for the years ended December 31, 2008, 2007 and 2006. Goodwill is not deductible for tax purposes.

         Other intangible assets are comprised of core deposit intangibles totaling $907,000 and $1,193,000 at December 31, 2008 and 2007,
         respectively. Amortization of the intangible included in other expense totaled $286,000, $308,000 and $330,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The remaining balance will be amortized over the next 3.9 years and is estimated as follows (dollars in thousands):

             Year Ending
             December 31,
            -------------
                2009                              $         264
                2010                                        242
                2011                                        219
                2012                                        182
                                                  -------------
                                                  $         907
                                                  =============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.       INVESTMENT SECURITIES

         The amortized cost and estimated fair value of investment securities at December 31, 2008 and 2007 consisted of the following (dollars in thousands):

         Available-for-Sale
         ------------------

                                                                              2008
                                                 ------------------------------------------------------------
                                                                    Gross           Gross          Estimated
                                                   Amortized      Unrealized      Unrealized         Fair
                                                      Cost          Gains           Losses           Value
                                                 ------------    ------------    ------------    ------------
         Debt securities:
           Mortgage-backed securities            $     32,073    $        392    $       (233)   $     32,232
           Obligations of states and
              political subdivisions                   30,506             666            (160)         31,012
         Equity securities:
           Corporate stock                                 82              11              (3)             90
                                                 ------------    ------------    ------------    ------------

                                                 $     62,661    $      1,069    $       (396)   $     63,334
                                                 ============    ============    ============    ============

                                                                              2007
                                                 ------------------------------------------------------------
                                                                    Gross           Gross          Estimated
                                                   Amortized      Unrealized      Unrealized         Fair
                                                      Cost          Gains           Losses           Value
                                                 ------------    ------------    ------------    ------------
         Debt securities:
           U.S. Government agencies              $     16,539    $          8    $        (41)   $     16,506
           Mortgage-backed securities                  31,174              13            (121)         31,066
           Obligations of states and
              political subdivisions                   30,758             452             (99)         31,111
         Equity securities:
           Corporate stock                                328              24             (65)            287
                                                 ------------    ------------    ------------    ------------

                                                 $     78,799    $        497    $       (326)   $     78,970
                                                 ============    ============    ============    ============

         Net unrealized gains on available-for-sale investment securities totaling $673,000 were recorded, net of $276,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2008. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2008 totaled $25,680,000 and $126,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2008.

         During 2008, management determined that one equity security (FNMA Preferred Stock) had a loss considered to be other-than-temporary. The Company recorded an impairment charge of $245,000 with a remaining balance of $5,000 at December 31, 2008.

         Net unrealized gains on available-for-sale investment securities totaling $171,000 were recorded, net of $70,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2007. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2007 totaled $5,896,000 and $25,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2007.

         Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2006 totaled $3,660,000 and $1,000, respectively.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.       INVESTMENT SECURITIES (Continued)

         Held-to-Maturity
         ----------------

                                                                              2008
                                                 ------------------------------------------------------------
                                                                    Gross           Gross          Estimated
                                                  Amortized       Unrealized      Unrealized         Fair
                                                    Cost            Gains           Losses           Value
                                                 ------------    ------------    ------------    ------------
         Debt securities:
           Mortgage-backed securities            $     24,365    $        532    $         (8)   $     24,889
                                                 ============    ============    ============    ============

                                                                              2007
                                                 ------------------------------------------------------------
                                                                    Gross           Gross          Estimated
                                                  Amortized       Unrealized      Unrealized         Fair
                                                    Cost            Gains           Losses           Value
                                                 ------------    ------------    ------------    ------------
         Debt securities:
           Mortgage-backed securities            $     34,754    $        199    $        (98)   $     34,855
                                                 ============    ============    ============    ============

         Proceeds and gross realized losses from the sale of held-to-maturity investment securities for the year ended December 31, 2007 totaled $1,780,000 and $14,000, respectively. There were no sales of held-to-maturity investment securities for the years ended December 31, 2008 and 2006 and no transfers of held-to-maturity investment securities for the years ended December 31, 2008, 2007 and 2006.

         The amortized cost and estimated fair value of investment securities at December 31, 2008 by contractual maturity are shown below (dollars in thousands).


                                                        Available-for-Sale             Held-to-Maturity
                                                 ----------------------------    ----------------------------
                                                                   Estimated                      Estimated
                                                   Amortized         Fair          Amortized        Fair
                                                     Cost            Value           Cost           Value
                                                 ------------    ------------    ------------    ------------
         Within one year                         $      2,034    $      2,055
         After one year through five years             12,030          12,227
         After five years through ten years            10,304          10,648
         After ten years                                6,138           6,082
                                                 ------------    ------------
                                                       30,506          30,012
         Investment securities not due
           at a single maturity date:
              Mortgage-backed securities               32,073          32,232    $     24,365    $     24,889
              Corporate stock                              82              90
                                                 ------------    ------------    ------------    ------------

                                                 $     62,661    $     63,334    $     24,365    $     24,889
                                                 ============    ============    ============    ============

         Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

         Investment securities with amortized costs totaling $54,838,000 and $64,007,000 and estimated fair values totaling $55,659,000 and $63,926,000 were pledged to secure treasury tax and loan accounts, State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2008 and 2007, respectively.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.       INVESTMENT SECURITIES (Continued)

         Investment securities with unrealized losses at December 31, 2008 and 2007 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

                                                                              2008
                                   -------------------------------------------------------------------------------------------
                                        Less than 12 Months             12 Months or More                   Total
                                   ---------------------------    ----------------------------    ----------------------------
                                      Fair         Unrealized        Fair          Unrealized         Fair         Unrealized
                                      Value          Losses          Value           Losses           Value          Losses
                                   ------------   ------------    ------------    ------------    ------------    ------------
         Available-for-Sale
         ------------------

         Debt securities:
           Mortgage-backed
              securities           $      8,810   $       (233)   $      2,049                    $     10,859    $       (233)
           Obligations of states
              and political sub-
              divisions                   5,628           (118)            724    $        (42)          6,352            (160)
           Corporate stock                    5             (3)                                              5              (3)
                                   ------------   ------------    ------------    ------------    ------------    ------------

                                   $     14,443   $       (354)   $      2,773    $        (42)   $     17,216    $       (396)
                                   ============   ============    ============    ============    ============    ============

         Held-to-Maturity
         ----------------

         Debt securities:
           Mortgage-backed
              securities           $        633   $         (1)   $        489    $         (7)   $      1,122    $         (8)
                                   ============   ============    ============    ============    ============    ============

                                                                              2007
                                   -------------------------------------------------------------------------------------------
                                        Less than 12 Months             12 Months or More                   Total
                                   ---------------------------    ----------------------------    ----------------------------
                                      Fair         Unrealized        Fair          Unrealized         Fair         Unrealized
                                      Value          Losses          Value           Losses           Value          Losses
                                   ------------   ------------    ------------    ------------    ------------    ------------
         Available-for-Sale
         ------------------

         Debt securities:
           U.S. Government
              agencies                                            $     11,552    $        (41)   $     11,552    $        (41)
           Mortgage-backed
              securities                                                30,136            (121)         30,136            (121)
           Obligations of states
              and political sub-
              divisions            $      1,484   $        (62)          6,944             (37)          8,428             (99)
           Corporate stock                                                 186             (65)            186             (65)
                                   ------------   ------------    ------------    ------------    ------------    ------------

                                   $      1,484   $        (62)   $     48,818    $       (264)   $     50,302    $       (326)
                                   ============   ============    ============    ============    ============    ============

         Held-to-Maturity
         ----------------

         Debt securities:
           Mortgage-backed
              securities           $      1,192   $         (2)   $     14,838    $        (96)   $     16,030    $        (98)
                                   ============   ============    ============    ============    ============    ============

         At December 31, 2008, the Company held 165 securities of which 26 were in a loss position for less than twelve months and 3 were in a loss position for twelve months or more. Of the 29 securities 13 are mortgage backed securities, 10 are obligations of states and political sub-divisions and 6 are corporate stocks.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.       INVESTMENT SECURITIES (Continued)

         The unrealized loss on the Company's investments mortgage-backed securities and obligations of states and political sub-divisions is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, management does not consider these investments to be other-than-temporarily impaired.

6.       LOANS AND LEASES

         Outstanding loans and leases are summarized as follows (dollars in thousands):

                                                                                             December 31,
                                                                                    ----------------------------
                                                                                        2008           2007
                                                                                    ------------    ------------
         Real estate - commercial                                                   $    218,626    $    191,774
         Real estate - construction                                                       48,664          66,022
         Real estate - multi-family                                                        8,938           5,830
         Real estate - residential                                                        24,706          20,120
         Commercial                                                                       90,625          94,632
         Lease financing receivable                                                        4,475           4,070
         Agriculture                                                                       8,015           8,177
         Consumer                                                                         14,796          10,750
                                                                                    ------------    ------------

                                                                                         418,845         401,375

         Deferred loan and lease origination fees, net                                      (571)           (517)
         Allowance for loan and lease losses                                              (5,918)         (5,883)
                                                                                    ------------    ------------

                                                                                    $    412,356    $    394,975
                                                                                    ============    ============

         Certain loans are pledged as collateral for available borrowings with the FHLB. Pledged loans totaled $202,419,000 and $171,709,000 at December 31, 2008 and 2007, respectively (see Note 10).

         The components of the Company's lease financing receivable are summarized as follows (dollars in thousands):

                                                                                             December 31,
                                                                                    ----------------------------
                                                                                        2008           2007
                                                                                    ------------    ------------

         Future lease payments receivable                                           $      4,985    $      4,388
         Residual interests                                                                   67              75
         Unearned income                                                                    (577)           (393)
                                                                                    ------------    ------------

                Net lease financing receivable                                      $      4,475    $      4,070
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

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.       LOANS AND LEASES (Continued)

         Future lease payments receivable are as follows (dollars in thousands):

                 Year Ending
                 December 31,
               -----------------
                     2009                                                      $      1,635
                     2010                                                             1,138
                     2011                                                               903
                     2012                                                               772
                     2013                                                               400
                  Thereafter                                                            137
                                                                               ------------

         Total lease payments receivable                                       $      4,985
                                                                               ============

         Changes in the allowance for loan and lease losses were as follows
         (dollars in thousands):
                                                           Year Ended December 31,
                                                 ------------------------------------------
                                                     2008           2007           2006
                                                 ------------   ------------   ------------
         Balance, beginning of year              $      5,883   $      5,874   $      5,679
         Provision charged to operations                1,743            450            320
         Losses charged to allowance                   (1,734)          (548)          (150)
         Recoveries                                        26            107             25
                                                 ------------   ------------   ------------

                Balance, end of year             $      5,918   $      5,883   $      5,874
                                                 ============   ============   ============

         The recorded investment in loans and leases that were considered to be impaired totaled $6,083,000 at December 31, 2008 and had a related valuation allowance of $788,000. The average recorded investment in impaired loans and leases during 2008 was approximately $8,291,000.

         The recorded investment in loans and leases that were considered to be impaired totaled $6,637,000 at December 31, 2007 and had a related valuation allowance of $764,000. The average recorded investment in impaired loans and leases during 2007 was approximately $407,000.

         Non-accrual loans and leases totaled approximately $5,767,000 and $6,985,000 at December 31, 2008 and 2007, respectively. Loans and leases past due 90 days or more and still accruing interest at December 31, 2008 and 2007 were $474,000 and $455,000, respectively. Interest income on non-accrual loans is generally recognized on a cash basis and was not significant for the years ended December 31, 2008, 2007 and 2006. Interest foregone on non-accrual loans totaled $647,000 and $305,000 for the years ended December 31, 2008 and 2007, respectively. Interest foregone on non-accrual loans for the year ended December 31, 2006 was not significant.

         Salaries and employee benefits totaling $910,000, $1,030,000 and $1,183,000 have been deferred as loan and lease origination costs for the years ended December 31, 2008, 2007 and 2006, respectively.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.       PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following (dollars in thousands):

                                                          December 31,
                                                 ----------------------------
                                                     2008            2007
                                                 ------------    ------------
         Land                                    $        206    $        206
         Building and improvements                        740           1,094
         Furniture, fixtures and equipment              7,013           6,518
         Leasehold improvements                         1,566           1,293
                                                 ------------    ------------

                                                        9,525           9,111
              Less accumulated depreciation
                and amortization                       (7,410)         (7,128)
                                                 ------------    ------------

                                                 $      2,115    $      1,983
                                                 ============    ============

         Depreciation and amortization included in occupancy and furniture and equipment expense totaled $539,000, $535,000 and $623,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

8.       ACCOUNTS RECEIVABLE SERVICING RECEIVABLES

         The Company purchases existing accounts receivable on a discounted basis from selected merchants and assumes the related billing and collection responsibilities on a recourse basis. Accounts receivable servicing fees included in other income totaled $170,000, $244,000 and $372,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The valuation allowance for these receivables is not significant.

9.       INTEREST-BEARING DEPOSITS

         Interest-bearing deposits consisted of the following (dollars in thousands):

                                                          December 31,
                                                 ----------------------------
                                                     2008            2007
                                                 ------------    ------------

                  Savings                        $     33,438    $     35,639
                  Money market                        105,919         127,397
                  NOW accounts                         45,581          43,577
                  Time, $100,000 or more               95,161          75,723
                  Other time                           37,819          40,643
                                                 ------------    ------------

                                                 $    317,918    $    322,979
                                                 ============    ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.       INTEREST-BEARING DEPOSITS (Continued)

         Aggregate annual maturities of time deposits are as follows (dollars in thousands):

                 Year Ending
                 December 31,
              -----------------
                     2009                                       $    118,120
                     2010                                              6,835
                     2011                                              4,202
                     2012                                              1,900
                     2013                                              1,893
                  Thereafter                                              30
                                                                ------------

                                                                $    132,980
                                                                ============

         Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

                                             Year Ended December 31,
                                  ------------------------------------------
                                      2008           2007           2006
                                  ------------   ------------   ------------
         Savings                  $        324   $        546   $        242
         Money market                    1,861          3,668          3,074
         NOW accounts                       68            113            130
         Time, $100,000 or more          2,249          3,167          3,092
         Other time                      1,399          2,066          2,139
                                  ------------   ------------   ------------

                                  $      5,901   $      9,560   $      8,677
                                  ============   ============   ============

10.      BORROWING ARRANGEMENTS

         The Company has a total of $37,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with two of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2008 and 2007.

         In addition, the Company has a line of credit available with the Federal Home Loan Bank which is secured by pledged mortgage loans (see
         Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $57,231,000 were outstanding from the Federal Home Loan Bank at December 31, 2008, bearing fixed interest rates ranging from 0.05% to 3.78% and maturing between January 2, 2009 and August 22, 2011. Advances totaling $51,603,000 were outstanding from the Federal Home Loan Bank at December 31, 2007, bearing fixed interest rates ranging from 3.25% to 5.21% and maturing between January 2, 2008 and October 30, 2008. Amounts available under the borrowing arrangement with the Federal Home Loan Bank at December 31, 2008 and 2007 totaled $60,012,000 and $79,631,000, respectively.

         In addition, the Company entered into a secured borrowing agreement with the Federal Reserve Bank in 2008. The borrowing can be secured by pledging selected loans and investment securities. Collateral value at December 31, 2008 was $935,000. There were no advances outstanding as of December 31, 2008.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.      BORROWING ARRANGEMENTS (Continued)

         The following table summarizes these borrowings (in thousands):

                                                                   December 31,
                                            ---------------------------------------------------------
                                                       2008                          2007
                                            ---------------------------   ---------------------------
                                                             Weighted                       Weighted
                                                             Average                        Average
                                               Amount         Rate           Amount          Rate
                                            ------------   ------------   ------------   ------------
         Short-term portion of borrowings   $     43,231           1.83%  $     51,603           3.61%
         Long-term borrowings                     14,000           3.19%
                                            ------------                  ------------

                                            $     57,231           2.16%  $     51,603           3.61%
                                            ============                  ============

         The Company has also been issued $2,500,000 in letters of credit by the Federal Home Loan Bank which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2008 and management does not expect to draw upon these lines in the future.

         ARB is eligible to issue certain debt that is backed by the full faith and credit of the United States, up to a limit of $10,260,000, under the FDIC's Temporary Liquidity Guarantee Program. Any senior unsecured debt with a stated maturity of more than thirty days issued by ARB up to its debt guarantee limit falls under this program. ARB will be charged an annualized assessment from the FDIC, ranging from 50 to 100 basis points, based on the term and amount of the debt outstanding under the program. At December 31, 2008, the Company had no borrowings under this debt guarantee program.

11.      INCOME TAXES

         The provision for income taxes for the years ended December 31, 2008, 2007, and 2006 consisted of the following (dollars in thousands):

                                                              Federal         State          Total
                                                           ------------   ------------   ------------
         2008
         ----

         Current                                           $      3,617   $      1,407   $      5,024
         Deferred                                                  (263)          (183)          (446)
                                                           ------------   ------------   ------------
                  Provision for income taxes               $      3,354   $      1,224   $      4,578
                                                           ============   ============   ============

         2007
         ----

         Current                                           $      3,986   $      1,494   $      5,480
         Deferred                                                  (163)           (77)          (240)
                                                           ------------   ------------   ------------
                  Provision for income taxes               $      3,823   $      1,417   $      5,240
                                                           ============   ============   ============

         2006
         ----

         Current                                           $      5,076   $      1,666   $      6,742
         Deferred                                                  (878)          (125)        (1,003)
                                                           ------------   ------------   ------------
                  Provision for income taxes               $      4,198   $      1,541   $      5,739
                                                           ============   ============   ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.      INCOME TAXES (Continued)

         Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

                                                                                 December 31,
                                                                          ---------------------------
                                                                              2008           2007
                                                                          ------------   ------------
         Deferred tax assets:
           Allowance for loan and lease losses                            $      2,641   $      2,532
           Future benefit of state tax deduction                                   443            485
           Deferred compensation                                                 1,591          1,371
           Other                                                                   414            262
                                                                          ------------   ------------

                Total deferred tax assets                                        5,089          4,650
                                                                          ------------   ------------
         Deferred tax liabilities:
           Core deposit intangible                                                (416)          (547)
           Unrealized gains on available-for-sale investment
              securities                                                          (276)           (70)
           Investment market to market                                             (58)           (91)
           Future liability of state deferred tax assets                          (291)          (237)
           Deferred loan costs                                                    (433)          (423)
           Federal Home Loan Bank stock dividends                                 (274)          (211)
                                                                          ------------   ------------

                Total deferred tax liabilities                                  (1,748)        (1,579)
                                                                          ------------   ------------

                Net deferred tax assets                                   $      3,341   $      3,071
                                                                          ============   ============

         The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2005 and by state and local taxing authorities for years before December 31, 2004. The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2008 were not significant.

         The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 35.0% to income before income taxes. The significant items comprising these differences consisted of the following:

                                                                     Year Ended December 31,
                                                           ------------------------------------------
                                                               2008           2007           2006
                                                           ------------   ------------   ------------
         Federal income tax statutory rate                         35.0%          35.0%          35.0%
         State franchise tax, net of Federal tax effect             6.6%           6.7%           6.8%
         Tax benefit of interest on obligations of
           states and political subdivisions                       (2.9)%         (2.5)%         (2.2)%
         Tax-exempt income from life insurance
           policies                                                (1.1)%         (1.0)%         (0.5)%
         Stock option compensation expense                          0.5%           0.4%           0.3%
         Other                                                     (0.4)%         (0.4)%         (0.6)%
                                                           ------------   ------------   ------------

                Effective tax rate                                 37.7%          38.2%          38.8%
                                                           ============   ============   ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.      COMMITMENTS AND CONTINGENCIES

         Leases

         The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2019. Certain of the leases have five year renewal options. Two of the branch facilities are leased from current or former members of the Company's Board of Directors (see Note
         17).

         Future minimum lease payments are as follows (dollars in thousands):

                           Year Ending
                           December 31,
                        -----------------
                              2009                                                          $        952
                              2010                                                                   759
                              2011                                                                   653
                              2012                                                                   627
                              2013                                                                   582
                           Thereafter                                                              1,483
                                                                                            ------------
                                                                                            $      5,056
                                                                                            ============

         Rental expense included in occupancy, furniture and equipment expense totaled $1,110,000, $1,061,000 and $1,035,000 for the years ended
         December 31, 2008, 2007 and 2006, respectively.

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

         The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                                                     December 31,
                                                                             ---------------------------
                                                                                 2008           2007
                                                                             ------------   ------------
            Commitments to extend credit:
              Revolving lines of credit secured by 1-4 family residences     $      7,396   $      8,252
              Commercial real estate, construction and land
                 development commitments secured by real estate                    17,076         31,881
              Other unused commitments, principally commercial loans               52,465         72,500
                                                                             ------------   ------------

                                                                             $     76,937   $    112,633
                                                                             ============   ============

            Standby letters of credit                                        $      3,798   $      7,537
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

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.      COMMITMENTS AND CONTINGENCIES (Continued)

         Financial Instruments With Off-Balance-Sheet Risk (Continued)
         -------------------------------------------------

         At inception, real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 75%. In addition, the majority of the Company's commitments have variable interest rates.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each client's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, equipment and deeds of trust on residential real estate and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2008 and 2007. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

         Significant Concentrations of Credit Risk
         -----------------------------------------

         The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to clients throughout Sacramento, Placer, Yolo, Amador, El Dorado, and Sonoma counties.

         In management's judgment, a concentration exists in real estate-related loans which represented approximately 72% and 71% of the Company's loan portfolio at December 31, 2008 and 2007, respectively. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.

         Correspondent Banking Agreements
         --------------------------------

         The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company did not have any uninsured deposits at December 31, 2008.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.      SHAREHOLDERS' EQUITY

         Earnings Per Share
         ------------------

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

                                                                 Weighted
                                                                  Average
                                                                 Number of
                                                      Net          Shares         Per-Share
              For the Year Ended                    Income       Outstanding        Amount
         --------------------------------        ------------   -------------    ------------
         December 31, 2008
         -----------------

         Basic earnings per share                $      7,571           5,811    $       1.30
                                                 ------------   -------------    ------------

         Effect of dilutive stock options                                  14
                                                 ------------    ------------

         Diluted earnings per share              $      7,571           5,825    $       1.30
                                                 ============    ============    ============

         December 31, 2007
         -----------------

         Basic earnings per share                $      8,478           6,053    $       1.40
                                                                                 ============

         Effect of dilutive stock options                                  63
                                                 ------------    ------------

         Diluted earnings per share              $      8,478           6,116    $       1.39
                                                 ============    ============    ============

         December 31, 2006
         -----------------

         Basic earnings per share                $      9,062           6,396    $       1.42
                                                                                 ============

         Effect of dilutive stock options                                 118
                                                 ------------    ------------

         Diluted earnings per share              $      9,062           6,514    $       1.39
                                                 ============    ============    ============

         Stock Option Plan
         -----------------

         In 2000, the Board of Directors adopted a stock option plan under which options may be granted to employees and directors under incentive and nonstatutory agreements. The stock option plan was approved by the Company's shareholders. At December 31, 2008, grants outstanding combined with shares available for future grants totaled 603,000 shares under this plan. The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted. The purchase price of exercised options is payable in full in cash or shares of the Company's common stock owned by the optionee at the time the option is exercised. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Options vest ratably over a five year period. The Plan does not provide for the settlement of awards in cash and new shares are issued upon the exercise of options.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.      SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plan (Continued)
         -----------------

         A summary of the outstanding and vested stock option activity for the year ended December 31, 2008 is as follows:

                                                         Outstanding                      Nonvested
                                                 ----------------------------    ----------------------------
                                                                   Weighted
                                                                    Average                        Weighted
                                                                   Exercise                         Average
                                                                     Price                        Fair Value
                                                    Shares         Per Share        Shares         Per Share
                                                 ------------    ------------    ------------    ------------
         Balance, January 1, 2008                     347,191    $      17.54         187,721    $       5.88

           Options granted                             65,387    $      16.04          65,387    $       2.75
           Options vested                                                             (46,867)   $       5.43
           Options exercised                          (39,121)   $       6.88
           Options expired or canceled                (35,133)   $      15.91         (20,780)   $       5.57
                                                 ------------                    ------------

         Balance, December 31, 2008                   338,324    $      18.67         185,461    $       4.92
                                                 ============                    ============

         A summary of exercisable options as of December 31, 2008 is as follows:

         Number of vested stock options                                                               152,863
         Weighted average exercise price per share                                               $      17.23
         Aggregate intrinsic value                                                               $     31,000
         Weighted average remaining contractual term in years                                            5.72

         A summary of options outstanding at December 31, 2008 follows:

                                                                  Number of       Weighted        Number of
                                                                   Options         Average         Options
                                                                 Outstanding      Remaining      Exercisable
                                                                 December 31,    Contractual     December 31,
         Range of Exercise Prices                                    2008            Life            2008
         ------------------------                                ------------    ------------    ------------
         $       4.10                                                   5,250       .95 years           5,250
         $      11.67                                                  33,578      4.25 years          33,578
         $      12.38                                                   1,575      9.42 years
         $      12.66                                                     927      4.45 years             927
         $      16.19                                                  63,562      9.13 years
         $      16.78                                                  50,859      5.35 years          39,987
         $      18.11                                                  27,561      6.05 years          15,869
         $      18.24                                                  34,045      6.65 years          20,427
         $      23.40                                                  57,813      8.38 years          11,563
         $      24.01                                                  63,154      7.15 years          25,262
                                                                 ------------                    ------------

                                                                      338,324                         152,863
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

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.      SHAREHOLDERS' EQUITY (Continued)

         Common Stock Repurchase Program
         -------------------------------

         On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program that allows for the repurchase of up to six and one half percent (6.5%) annually of the Company's outstanding shares of common stock. The repurchases under this plan can be made from time to time in the open market as conditions allow. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase programs at any time for any reason. The 6.5% percent program announced in 2008, replaced a program announced in 2001 whereby the Company had the ability to repurchase up to five percent (5.0%) annually of the Company's outstanding shares of common stock. On October 17, 2007, the Board of Directors of the Company expanded the stock repurchase program by an additional $2,000,000 for calendar year 2007. At December 31, 2008, ARB did not have excess retained earnings that would allow it to pay cash dividends to the Company, however, ARB anticipates that additional requests for exemptions to the dividend restrictions will be made which, if approved, would allow ARB to pay cash dividends to the Company.

         Stock Dividend
         --------------

         The Board of Directors declared a 5% stock dividend on November 19, 2008, November 21, 2007 and November 15, 2006. As appropriate, per share and relevant data in the consolidated financial statements have been retroactively restated to reflect the stock dividends.

14.      REGULATORY MATTERS

         Dividends
         ---------

         Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. The California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. In addition, subject to prior regulatory approval, any state banking association may request an exception to this restriction. In 2006, ARB requested, and received approval for, a one-time payment of $2,500,000. At December 31, 2008, ARB did not have excess retained earnings that would allow it to pay cash dividends to the Company, however, ARB anticipates that additional requests for exemptions to the dividend restrictions will be made which, if approved, would allow ARB to pay cash dividends to the Company.

         The Company has paid quarterly cash dividends on its common stock since the first quarter of 2004; prior to that, the Company paid cash dividends twice a year since 1992. It is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis, subject to the restrictions herein. In 2008, 2007 and 2006, the Company declared cash dividends in the amount of $0.57, $0.55 and $0.53, respectively, per common share. The amounts have been adjusted to reflect 5% stock dividends declared in 2008 and in 2007. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

14.      REGULATORY MATTERS (Continued)

         Regulatory Capital (Continued)
         ------------------

         Under capital adequacy guidelines, the Company and ARB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         ARB is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, ARB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table on the following page. The most recent notification from the FDIC categorized ARB as well capitalized under these guidelines. There are no conditions or events since that notification that management believes have changed the Bank's category.

         Management believes that the Company and ARB met all their capital adequacy requirements as of December 31, 2008 and 2007. There are no conditions or events since those notifications that management believes have changed the categories.

                                                                                              December 31,
                                                                     ------------------------------------------------------------
                                                                                 2008                           2007
                                                                     ----------------------------    ----------------------------
                                                                        Amount          Ratio           Amount          Ratio
                                                                     ------------    ------------    ------------    ------------
                                                                                          (dollars in thousands)
         Leverage Ratio
         --------------

         American River Bankshares and Subsidiaries                  $     45,822             8.3%   $     42,358             7.7%
         Minimum regulatory requirement                              $     22,038             4.0%   $     21,956             4.0%

         American River Bank                                         $     46,134             8.4%   $     42,616             7.8%
         Minimum requirement for "Well-Capitalized" institution
             under prompt corrective action provisions               $     27,451             5.0%   $     27,375             5.0%
         Minimum regulatory requirement                              $     21,961             4.0%   $     21,900             4.0%

         Tier 1 Risk-Based Capital Ratio
         -------------------------------

         American River Bankshares and Subsidiaries                  $     45,822            10.2%   $     42,358             9.5%
         Minimum regulatory requirement                              $     17,889             4.0%   $     17,926             4.0%

         American River Bank                                         $     46,134            10.4%   $     42,616             9.6%
         Minimum requirement for "Well-Capitalized" institution
             under prompt corrective action provisions               $     26,736             6.0%   $     26,775             6.0%
         Minimum regulatory requirement                              $     17,824             4.0%   $     17,850             4.0%

         Total Risk-Based Capital Ratio
         ------------------------------

         American River Bankshares and Subsidiaries                  $     51,416            11.5%   $     47,963            10.7%
         Minimum regulatory requirement                              $     35,805             8.0%   $     35,874             8.0%

         American River Bank                                         $     51,708            11.6%   $     48,198            10.8%
         Minimum requirement for "Well-Capitalized" institution
             under prompt corrective action provisions               $     44,594            10.0%   $     44,656            10.0%
         Minimum regulatory requirement                              $     35,676             8.0%   $     35,725             8.0%

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

15.      OTHER NONINTEREST INCOME AND EXPENSE

         Other noninterest income consisted of the following (dollars in thousands):

                                                                 Year Ended December 31,
                                                      --------------------------------------------
                                                          2008            2007            2006
                                                      ------------    ------------    ------------
         Merchant fee income                          $        482    $        544    $        549
         Accounts receivable servicing fees (Note8)            170             244             372
         Income from residential lending division              283             401             256
         Bank owned life insurance                             395             404             192
         Other                                                 216             252             290
                                                      ------------    ------------    ------------

                                                      $      1,546    $      1,845    $      1,659
                                                      ============    ============    ============

         Other noninterest expense consisted of the following (dollars in thousands):

                                                                 Year Ended December 31,
                                                      --------------------------------------------
                                                          2008            2007            2006
                                                      ------------    ------------    ------------
         Professional fees                            $        936    $        832    $        778
         Telephone and postage                                 403             420             411
         Outsourced item processing                            391             374             495
         Advertising and promotion                             339             338             357
         Directors' expense                                    321             378             311
         Amortization of intangible assets                     286             308             330
         Stationery and supplies                               274             322             335
         Donations                                              56              62              88
         Other operating expenses                            1,239           1,314           1,271
                                                      ------------    ------------    ------------

                                                      $      4,245    $      4,348    $      4,376
                                                      ============    ============    ============

16.      EMPLOYEE BENEFIT PLANS

         American River Bankshares 401(k) Plan
         -------------------------------------

         The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participants' contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company's contributions totaled $200,000, $227,000 and $217,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

16.      EMPLOYEE BENEFIT PLANS (Continued)

         American River Bankshares Deferred Compensation Plan
         ----------------------------------------------------

         The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants' deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 7.45% at December 31, 2008. Deferred compensation, including interest earned, totaled $2,023,000, $1,769,000 and $1,488,000 at December 31, 2008, 2007 and
         2006, respectively. The expense recognized under this plan totaled $142,000, $142,000 and $113,000 for the years ended December 31, 2008,
         2007 and 2006, respectively.

         Salary Continuation Plan
         ------------------------

         The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives' expected final payment dates in a systematic and rational manner. As of December 31, 2008 and 2007, the Company had accrued $672,000 and $521,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement. The expense recognized under this plan totaled $188,000, $169,000 and $126,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

         Under these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $10,496,000 and $10,101,000 at December 31, 2008 and 2007, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Tax-exempt income on these policies, net of expense, totaled approximately $395,000, $404,000 and $192,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

17.      RELATED PARTY TRANSACTIONS

         During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2008 (dollars in thousands):

         Balance, January 1, 2008                                 $      3,425

              Disbursements                                                 11
              Amounts repaid                                              (153)
                                                                  ------------

         Balance, December 31, 2008                               $      3,283
                                                                  ============
         Undisbursed commitments to related parties,
              December 31, 2008                                   $          5
                                                                  ============

         The Company also leases two of its branch facilities from current or former members of the Company's Board of Directors. Rental payments to the Directors totaled $110,000, $106,000 and $118,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

18.      OTHER COMPREHENSIVE INCOME

         At December 31, 2008, 2007 and 2006, the Company had other comprehensive income as follows (dollars in thousands):

                                                              Before            Tax           After
                                                               Tax            Expense          Tax
                                                           ------------    ------------    ------------
         For the Year Ended December 31, 2008
         ------------------------------------

         Other comprehensive income:
           Unrealized holding gains                        $        628    $       (258)   $        370
           Less reclassification adjustment for realized
              gains included in net income                          126             (52)             74
                                                           ------------    ------------    ------------

                                                           $        502    $       (206)   $        296
                                                           ============    ============    ============
         For the Year Ended December 31, 2007
         ------------------------------------

         Other comprehensive income:
           Unrealized holding gains                        $      1,153    $       (472)   $        681
           Less reclassification adjustment for realized
              gains included in net income                           25             (10)             15
                                                           ------------    ------------    ------------

                                                           $      1,128    $       (462)   $        666
                                                           ============    ============    ============
         For the Year Ended December 31, 2006
         ------------------------------------

         Other comprehensive income:
           Unrealized holding gains                        $        323    $       (130)   $        193
           Less reclassification adjustment for realized
              gains included in net income                            1                               1
                                                           ------------    ------------    ------------

                                                           $        322    $       (130)   $        192
                                                           ============    ============    ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET

                           December 31, 2008 and 2007
                             (Dollars in thousands)

                                                                         2008            2007
                                                                     ------------    ------------
                                 ASSETS

         Cash and due from banks                                     $      1,596    $        611
         Investment in subsidiaries                                        63,759          60,231
         Dividends receivable from subsidiaries                                               840
         Other assets                                                       1,884           1,873
                                                                     ------------    ------------

                                                                     $     67,239    $     63,555
                                                                     ============    ============
                             LIABILITIES AND
                          SHAREHOLDERS' EQUITY

         Liabilities:
           Dividends payable to shareholders                         $        828    $        839
           Other liabilities                                                2,964           2,743
                                                                     ------------    ------------

                Total liabilities                                           3,792           3,582
                                                                     ------------    ------------
         Shareholders' equity:
           Common stock                                                    47,433          45,668
           Retained earnings                                               15,617          14,204
           Accumulated other comprehensive income, net of taxes               397             101
                                                                     ------------    ------------

                Total shareholders' equity                                 63,447          59,973
                                                                     ------------    ------------

                                                                     $     67,239    $     63,555
                                                                     ============    ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                          CONDENSED STATEMENT OF INCOME

              For the Years Ended December 31, 2008, 2007 and 2006
                             (Dollars in thousands)


                                                               2008            2007            2006
                                                           ------------    ------------    ------------
         Income:
           Dividends declared by subsidiaries -
              eliminated in consolidation                  $      4,560    $     12,575    $      9,570
           Management fee from subsidiaries - eliminated
              in consolidation                                    3,706           3,332           3,174
           Other income                                              39              39              20
                                                           ------------    ------------    ------------

                Total income                                      8,305          15,946          12,764
                                                           ------------    ------------    ------------
         Expenses:
           Salaries and employee benefits                         2,582           2,766           2,647
           Professional fees                                        390             384             386
           Directors' expense                                       248             288             237
           Other expenses                                           668             696             726
                                                           ------------    ------------    ------------

                Total expenses                                    3,888           4,134           3,996
                                                           ------------    ------------    ------------
                Income before equity in undistributed
                  income of subsidiaries                          4,417          11,812           8,768

         Equity in undistributed (distributed) income of
           subsidiaries                                           3,113          (3,637)            (28)
                                                           ------------    ------------    ------------

                Income before income taxes                        7,530           8,175           8,740

         Income tax benefit                                          41             303             322
                                                           ------------    ------------    ------------

                Net income                                 $      7,571    $      8,478    $      9,062
                                                           ============    ============    ============

                   AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2008, 2007 and 2006
                             (Dollars in thousands)

                                                                    2008            2007            2006
                                                                ------------    ------------    ------------
         Cash flows from operating activities:
           Net income                                           $      7,571    $      8,478    $      9,062
           Adjustments to reconcile net income to net
              cash provided by operating activities:
                (Distributed) undistributed earnings of
                  subsidiaries                                        (3,113)          3,637              28
                Decrease (increase) in dividends receivable
                  from subsidiaries                                      840            (540)            542
                Stock option compensation expense                        291             301             221
                Increase in other assets                                (104)           (500)           (206)
                Increase in other liabilities                            221             820              32
                                                                ------------    ------------    ------------

                  Net cash provided by operating activities            5,705          12,196           9,679
                                                                ------------    ------------    ------------
         Cash flows from investing activities:
           Purchase of equipment                                         (26)            (41)            (58)
                                                                ------------    ------------    ------------

                  Net cash used in investing activities                  (26)            (41)            (58)
                                                                ------------    ------------    ------------
         Cash flows from financing activities:
           Cash dividends paid                                        (3,328)         (3,328)         (3,325)
           Exercise of stock options, including tax benefit              354             679             441
           Cash paid to repurchase common stock                       (1,710)         (9,194)         (6,724)
           Cash paid for fractional shares                               (10)             (9)            (21)
                                                                ------------    ------------    ------------

                  Net cash used in financing activities               (4,694)        (11,852)         (9,629)
                                                                ------------    ------------    ------------
                  Net increase (decrease) in cash and cash
                    equivalents                                          985             303              (8)

         Cash and cash equivalents at beginning of year                  611             308             316
                                                                ------------    ------------    ------------

         Cash and cash equivalents at end of year               $      1,596    $        611    $        308
                                                                ============    ============    ============


Selected Quarterly Information (Unaudited)
-----------------------------------------------------------------------------------------------
(In thousands, except per share and price range of common stock)
-----------------------------------------------------------------------------------------------


                                       March 31,        June 30,    September 30,  December 31,
-----------------------------------------------------------------------------------------------
         2008

Interest income                       $      8,578   $      8,252   $      8,604   $      8,119
Net interest income                          6,342          6,395          6,742          6,446
Provision for loan and lease losses            337            190            381            835
Noninterest income                             585            639            446            498
Noninterest expense                          3,629          3,642          3,694          3,236
Income before taxes                          2,961          3,202          3,113          2,873
Net income                                   1,833          1,981          1,931          1,826
-----------------------------------------------------------------------------------------------

Basic earnings per share              $        .31   $        .34   $        .33   $        .32
Diluted earnings per share                     .31            .34            .33            .32
Cash dividends per share                      .143           .143           .143           .143
-----------------------------------------------------------------------------------------------
Price range, common stock             $14.29-17.34   $ 9.29-15.67   $ 7.17-11.33   $ 8.01-13.33
===============================================================================================

         2007

Interest income                       $      9,464   $      9,498   $      9,454   $      9,062
Net interest income                          6,547          6,609          6,680          6,566
Provision for loan and lease losses            121            144             50            135
Noninterest income                             641            724            669            565
Noninterest expense                          3,692          3,779          3,796          3,566
Income before taxes                          3,375          3,410          3,503          3,430
Net income                                   2,086          2,098          2,152          2,142
-----------------------------------------------------------------------------------------------

Basic earnings per share              $        .34   $        .34   $        .35   $        .36
Diluted earnings per share                     .33            .34            .35            .36
Cash dividends per share                      .136           .136           .136           .143
-----------------------------------------------------------------------------------------------
Price range, common stock             $21.33-24.03   $21.19-22.22   $19.56-21.68   $15.05-20.41
===============================================================================================

The earnings per share, cash dividends, and price range have been adjusted for 5% stock dividends in 2008 and 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2008. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2008, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

         The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

      During the quarter ended December 31, 2008, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective based upon those criteria.

         This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report, as a result of the change during 2008 in the Company's status from an accelerated filer to a non-accelerated filer.

/s/ DAVID T. TABER                             /s/ MITCHELL A. DERENZO
--------------------------------               --------------------------------
David T. Taber                                 Mitchell A. Derenzo
President and Chief Executive Officer          Executive Vice President and
                                               Chief Financial Officer

Item 9B. Other Information.

         None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

         The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11.  Executive Compensation.

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

         The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

            *(10.5)    Registrant's 1995 Stock Option Plan. **

            *(10.6) Form of Nonqualified Stock Option Agreement under the 1995 Stock Option Plan. **

            *(10.7) Form of Incentive Stock Option Agreement under the 1995 Stock Option Plan. **

            *(10.8) Registrant's Deferred Compensation Plan, incorporated by reference from Exhibit 99.2 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

            *(10.09) Registrant's Deferred Fee Plan, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

             (10.10) Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit
                       10.37 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

            *(10.11) Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from
                       Exhibit 99.3 to the Registrant's Report on Form 8-K, filed with the Commission on May 30, 2006.

             (10.12) Lease agreement between R & R Partners, a California General Partnership and North Coast Bank, dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003; the First Amendment thereto, dated January 2, 2006, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on January 3, 2006; and the Second Amendment thereto, dated December 8, 2006, incorporated by reference from Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the Commission on May 7, 2007; and the Third Amendment thereto, dated December 31, 2008, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on January 2, 2009.

            *(10.13) Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

            *(10.14) Salary Continuation Agreement, as amended on February 21, 2008, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

            *(10.15) Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

            *(10.16) Registrant's 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

            *(10.17) Registrant's 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Report on Form 8-K, filed with the Commission on December 24, 2008.

             (10.18) Lease agreement between Bank of Amador and the United States Postal Service, dated April 24, 2001, related to 424 Sutter Street, Jackson, California (***) and the First Amendment thereto, dated June 5, 2006, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on June 6, 2006.

            *(10.19) Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from
                       Exhibit 99.4 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

            *(10.20) Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

             (10.21) Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 22, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on April 27, 2005.

             (10.22) Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 18, 2005.

             (10.23) Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated September 8, 2005, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on September 9, 2005.

            *(10.24) American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 17, 2006; and the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on March 23, 2007; and the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

            *(10.25) American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

            *(10.26) Employment Agreement dated September 20, 2006 between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

            *(10.27) Employment Agreement dated September 20, 2006 between American River Bankshares and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

            *(10.28) Employment Agreement dated September 20, 2006 between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

            *(10.29) Employment Agreement dated September 20, 2006 between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.5 to the Registrant's Report on Form 8-K, filed with the Commission on September 20, 2006.

            *(10.30) Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.6 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

            *(10.31) Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant's Report on Form 8-K, filed with the Commission on February 22, 2008.

             (10.32) Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the Commission on October 16, 2007.

             (10.33) Sublease agreement dated December 23, 2008 between North Coast Bank, a division of American River Bank, and Chicago Title Company, a California Corporation; and lease agreement dated December 23, 2008 between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.2 and 99.3 to the Registrant's Report on Form 8-K, filed with the Commission on December 24, 2008.

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

                       ** Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

                       *** Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-119085) filed with the Commission on September 17, 2004.

         An Annual Report for the fiscal year ended December 31, 2008 and Notice of Annual Meeting and Proxy Statement for the Company's 2009 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN RIVER BANKSHARES

March 5, 2009                       By: /s/ DAVID T. TABER
-------------                           ----------------------------------------
                                       David T. Taber
                                       Chief Executive Officer
                                       (Principal Executive Officer)


March 5, 2009                       By: /s/ MITCHELL A. DERENZO
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

Signature                       Title                               Date

/s/ CHARLES D. FITE             Director, Chairman                  3/05/09
---------------------------
Charles D. Fite


/s/ ROGER J. TAYLOR             Director, Vice Chairman             3/05/09
---------------------------
Roger J. Taylor


/s/ AMADOR S. BUSTOS            Director                            3/05/09
---------------------------
Amador S. Bustos


/s/ DORENE C. DOMINGUEZ         Director                            3/05/09
---------------------------
Dorene C. Dominguez


 /s/ ROBERT J. FOX              Director                            3/05/09
---------------------------
Robert J. Fox


/s/ WILLIAM A. ROBOTHAM         Director                            3/05/09
---------------------------
William A. Robotham


/s/ DAVID T. TABER              Director                            3/05/09
---------------------------
David T. Taber


/s/ STEPHEN H. WAKS             Director                            3/05/09
---------------------------
Stephen H. Waks


/s/ MICHAEL A. ZIEGLER          Director                            3/05/09
---------------------------
Michael A. Ziegler

                                  EXHIBIT INDEX

Exhibit Number                   Description                              Page
--------------------------------------------------------------------------------
    23.1            Consent of Perry-Smith LLP                             99

    31.1            Certifications of Chief Executive Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002      100

    31.2            Certifications of Chief Financial Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002      101

    32.1 Certification of American River Bankshares Chief Executive Officer and Chief Financial Officer
                    pursuant to Section 906 of the Sarbanes-Oxley Act
                    of 2002                                               102