Form 10-Q
period 2009-03-31
AMERICAN RIVER BANKSHARES
filed 2009-05-13
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to _______________________

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Rancho Cordova, California	95670

(Address of principal executive offices)	(Zip Code)

(916) 851-0123

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐      No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

          No par value Common Stock – 5,797,533 shares outstanding at May 12, 2009.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2009	2008

ASSETS

Cash and due from banks	$9,115	$15,170
Federal funds sold	—	—

Total cash and cash equivalents	9,115	15,170

Interest-bearing deposits in banks	2,772	4,248
Investment securities:
Available-for-sale (amortized cost: 2009--$66,744; 2008--$62,661)	67,314	63,334
Held-to-maturity (fair value: 2009--$21,765; 2008--$24,889)	21,086	24,365
Loans and leases, less allowance for loan and lease losses of $5,839 at March 31, 2009 and $5,918 at December 31, 2008	410,323	412,356
Premises and equipment, net	2,204	2,115
Federal Home Loan Bank stock	3,922	3,922
Goodwill and other intangible assets	17,162	17,228
Other real estate owned	4,478	2,158
Accrued interest receivable and other assets	17,959	18,261

	$556,335	$563,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$112,695	$119,143
Interest-bearing	324,246	317,918

Total deposits	436,941	437,061

Short-term borrowings	27,121	43,231
Long-term borrowings	21,500	14,000
Accrued interest payable and other liabilities	6,844	5,418

Total liabilities	492,406	499,710

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; issued and outstanding – 5,797,533 shares at March 31, 2009 and 5,792,283 shares at December 31, 2008	47,522	47,433
Retained earnings	16,071	15,617
Accumulated other comprehensive income, net of taxes	336	397

Total shareholders’ equity	63,929	63,447

	$556,335	$563,157

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(In thousands, except per share data)	Three months
For the periods ended March 31,	2009	2008

Interest income:
Interest and fees on loans	$6,718	$7,244
Interest on Federal funds sold	—	2
Interest on deposits in banks	33	65
Interest and dividends on investment securities:
Taxable	735	1,000
Exempt from Federal income taxes	265	264
Dividends	—	3

Total interest income	7,751	8,578

Interest expense:
Interest on deposits	1,081	1,743
Interest on borrowings	331	493

Total interest expense	1,412	2,236

Net interest income	6,339	6,342

Provision for loan and lease losses	1,229	337

Net interest income after provision for
loan and lease losses	5,110	6,005

Noninterest income	510	585

Noninterest expense:
Salaries and employee benefits	1,872	2,021
Occupancy	358	364
Furniture and equipment	190	191
Other expense	1,181	1,053

Total noninterest expense	3,601	3,629

Income before provision for income taxes	2,019	2,961

Provision for income taxes	736	1,128

Net income	$1,283	$1,833

Basic earnings per share	$0.22	$0.31

Diluted earnings per share	$0.22	$0.31

Cash dividends per share	$0.14	$0.14

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands)
				Accumulated
				Other	Total	Total
	Common Stock		Retained	Comprehensive	Shareholders’	Comprehensive

	Shares	Amount	Earnings	Income	Equity	Income

Balance, January 1, 2008	5,590,277	45,668	14,204	101	59,973
Comprehensive income:
Net income			7,571		7,571	$7,571
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				296	296	296

Total comprehensive income						$7,867

Cash dividends ($0.57 per share)			(3,317)		(3,317)
Fractional shares redeemed for stock dividend		(10)			(10)
5% stock dividend	275,048	2,841	(2,841)
Stock options exercised and related tax benefit	37,258	354			354
Stock option compensation expense		290			290
Retirement of common stock	(110,300)	(1,710)			(1,710)

Balance, December 31, 2008	5,792,283	47,433	15,617	397	63,447

Comprehensive income:
Net income			1,283		1,283	$1,283
Other comprehensive (loss) income, net of tax:
Net change in unrealized gains (losses) on available-for-sale investment securities				(61)	(61)	(61)

Total comprehensive income						$1,222

Cash dividends ($0.14 per share)			(829)		(829)
Stock options exercised and related tax benefit	5,250	34			34
Stock option compensation expense		55			55

Balance, March 31, 2009	5,797,533	$47,522	$16,071	$336	$63,929

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the three months ended March 31,	2009	2008

Cash flows from operating activities:
Net income	$1,283	$1,833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,229	337
Increase (decrease) in deferred loan origination fees, net	69	(53)
Depreciation and amortization	209	194
Loss (gain) on sale, call and impairment of securities	—	—
Amortization of investment security premiums and discounts, net	38	36
Increase in provision for accounts receivable servicing receivable allowance for losses	45	—
Increase in cash surrender value of life insurance polices	(57)	(101)
Stock option compensation expense	55	68
Tax benefit from exercise of stock options	(12)	(65)
(Increase) decrease in accrued interest receivable and other assets	(191)	1,162
Increase in accrued interest payable and other liabilities	1,425	3,236

Net cash provided by operating activities	4,093	6,647

Cash flows from investing activities:
Proceeds from the sale of investment securities	—	—
Proceeds from matured and called available-for-sale investment securities	115	1,905
Purchases of available-for-sale investment securities	(6,586)	—
Purchases of held-to-maturity investment securities	—	(3,132)
Proceeds from principal repayments for available-for-sale investment securities	2,332	1,339
Proceeds from principal repayments for held-to-maturity investment securities	3,297	2,701
Net decrease in interest-bearing deposits in banks	1,476	9
Net decrease (increase) in loans	735	(3,732)
Net (increase) decrease in other real estate	(2,320)	61
Net decrease in accounts receivable servicing receivables	558	45
Purchases of equipment	(231)	(148)
Net increase in FHLB stock	—	(231)

Net cash used in investing activities	(624)	(1,183)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(8,916)	$4,486
Net increase in time deposits	8,796	1,834
Net decrease in short-term borrowings	(16,110)	(13,212)
Net increase in long-term borrowings	7,500	17,500
Payment of cash dividends	(828)	(839)
Cash paid to repurchase common stock	—	(1,384)
Exercise of stock options	22	170
Tax benefit from exercise of stock options	12	65

Net cash (used in) provided by financing activities	(9,524)	8,620

(Decrease) increase in cash and cash equivalents	(6,055)	14,084

Cash and cash equivalents at beginning of year	15,170	17,945

Cash and cash equivalents at end of period	$9,115	$32,029

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at March 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for the three-month periods ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 annual report on Form 10-K. The results of operations for the three-month period ended March 31, 2009 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Stock Option Plans

In 2000, the Board of Directors adopted a stock option plan under which options may be granted to employees and directors under incentive and nonstatutory agreements. The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted. The options under this plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding options under the plan are exercisable until their expiration. New shares are issued upon exercise.

Stock Option Compensation

The Company granted 62,003 and 63,824 options to purchase common stock during the three months ended March 31, 2009 and 2008, respectively. The weighted average grant date fair value of options granted for the three-month periods ended March 31, 2009 and 2008 was $0.80 and $2.77, respectively. For the three-month periods ended March 31, 2009 and 2008, the compensation cost recognized for stock option compensation was $55,000 and $68,000, respectively. The recognized tax benefit for stock option compensation expense was $11,000 and $8,000, for the three-month periods ended March 31, 2009 and 2008, respectively. At March 31, 2009, the total compensation cost related to nonvested awards not yet recorded is expected to be $537,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 3.0 years.

Stock Option Activity

A summary of option activity under the stock option plans as of March 31, 2009 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	338,324	$18.67	5.7 years	$31
Granted	62,003	$8.50	9.8 years	—
Exercised	(5,250)	$4.10	—	—
Cancelled	(8,270)	$20.46	—	—

Outstanding at March 31, 2009	386,807	$17.22	7.3 years	$1

Exercisable at March 31, 2009	188,267	$18.35	6.1 years	$—

The intrinsic value was derived from the market price of the Company’s common stock of $8.51 as of March 31, 2009.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit that are not reflected in the financial statements, including loan commitments of approximately $75,102,000 and standby letters of credit of approximately $4,414,000 at March 31, 2009. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2009 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at March 31, 2009 or March 31, 2008.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,794,500 shares for the three-month period ended March 31, 2009, and 5,839,155 shares for the three-month period ended March 31, 2008). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (29,907 shares for the three-month period ended March 31, 2009 and 32,611 for the three-month period ended March 31, 2008). Earnings per share is retroactively adjusted for stock splits and stock dividends for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income (loss). Other comprehensive income, net of taxes, was comprised of the unrealized (losses) gains on available-for-sale investment securities of ($61,000) for the three-month period ended March 31, 2009 and $504,000 for the three-month period ended March 31, 2008. Comprehensive income was $1,222,000 for the three-month period ended March 31, 2009 and $2,337,000 for the three-month period ended March 31, 2008. Reclassification adjustments resulting from gain or loss on sale of investment securities were not significant for all periods presented.

6. BORROWING ARRANGEMENTS

At March 31, 2009, the Company has a total of $37,000,000 in unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2009 or December 31, 2008.

In addition, the Company has a line of credit available with the Federal Home Loan Bank (the “FHLB”) that is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $48,621,000 were outstanding from the FHLB at March 31, 2009, bearing interest rates ranging from 0.21% to 3.78% and maturing between April 1, 2009 and January 13, 2014. Advances totaling $57,231,000 were outstanding from the FHLB at December 31, 2008, bearing interest rates ranging from 0.05% to 3.78% and maturing between January 2, 2009 and August 22, 2011. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2009 and December 31, 2008 totaled $53,016,000 and $60,012,000, respectively.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three-month period ended March 31, 2009.

8. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(dollars in thousands)

Description	Fair Value March 31, 2009	Fair Value Measurements at March 31, 2009 Using

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$67,314	$22	$63,058	$4,234
Total	$67,314	$22	$63,058	$4,234

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$3,880	$—	$3,880	$—
Other real estate owned	4,478	—	4,478	—
Total	$8,271	$—	$8,271	$—

Changes in balances of recurring items valued using significant unobservable inputs (level 3) are as follows:

(dollars in thousands)	Balance as of January 1, 2009	Transfers In (Out)	Unrealized Gains (Losses)	Realized Gains (Losses)	Balance as of March 31, 2009

Level 3 available-for-sale securities	$2,049	$2,491	$(306)	$—	$4,234

There were no changes in the valuation techniques used during the three months ended March 31, 2009. The following methods were used to estimate the fair value of each class of financial instrument above:

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

Other real estate owned - Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis.

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued the following three FASB Staff Positions (“FSPs”) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s condensed consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2008 and March 31, 2009 and its income and expense accounts for the three-month periods ended March 31, 2009 and 2008. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis.

          Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic volatility and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) variances in the actual versus projected growth in assets and return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment including government intervention in the U.S. financial system; (10) changes in business conditions and inflation; (11) changes in securities markets, public debt markets, and other capital markets; (12) data processing and other operational systems failures or fraud; (13) a decline in real estate values in the Company’s operating market areas; (14) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

          The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk, loss events, or changes in other factors, occur. The analysis of the allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. If the allowance for loan and lease losses falls below that deemed adequate (by reason of loan and lease growth, actual losses, the effect of changes in risk factors, or some combination of these), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short-term. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses Activity” discussion later in this Item 2.

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

Fair Value

          Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

General Development of Business

          The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 119 full-time employees as of March 31, 2009.

          The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (the “Bank”), and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

          American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. The Bank operates: (1) five full service offices and one convenience office in Sacramento and Placer Counties including the head office located at 1545 River Park Drive, Suite 107, Sacramento, and branch offices located at 520 Capitol Mall, Suite 100, Sacramento, 9750 Business Park Drive, Sacramento, 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville, and the convenience office (limited service office) located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, and (2) three full service offices in Sonoma County located at 412 Center Street, Healdsburg, 8733 Lakewood Drive, Windsor, and 90 South E Street, Suite 110, Santa Rosa, operated under the name “North Coast Bank, a division of American River Bank.” North Coast Bank was acquired by the Company in 2000 as a separate bank subsidiary and was merged with and into American River Bank in 2003. The Company acquired Bank of Amador located in Jackson, California in 2004. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices as “Bank of Amador, a division of American River Bank” within its primary service area of Amador County, in the cities of Jackson, Pioneer and Ione.

          The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is also participating in the FDIC Transaction Account Guarantee Program (the “TAGP”). Under the TAGP, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. FDIC insurance coverage and assessments are discussed under “Item 1A--Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. The Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. The Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and revolving credit loans and offers other customary banking services. The Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment. The Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2009, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Board of Governors”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

          The Company recorded net income of $1,283,000 for the quarter ended March 31, 2009, which was $550,000 (30.0%) below the $1,833,000 reported for the same period of 2008. Diluted earnings per share for the first quarter of 2009 were $0.22 compared to $0.31 recorded in the first quarter of 2008. The return on average equity (ROAE) and the return on average assets (ROAA) for the first quarter of 2009 were 8.15% and 0.90%, respectively, as compared to 12.26% and 1.28%, respectively, for the same period in 2008.

          Total assets of the Company decreased by $6,822,000 (1.2%) from $563,157,000 at December 31, 2008 to $556,335,000 at March 31, 2009. Net loans totaled $410,323,000 at March 31, 2009, down $2,033,000 (0.5%) from $412,356,000 at December 31, 2008. Deposit balances at March 31, 2009 totaled $436,941,000, consistent with the $437,061,000 at December 31, 2008.

          The Company ended the first quarter of 2009 with a Tier 1 capital ratio of 10.5% and a total risk-based capital ratio of 11.7% compared to 10.2% and 11.5%, respectively, at December 31, 2008. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

	For the three months ended March 31

(dollars in thousands)	2009	2008

Net interest income*	$6,425	$6,427
Provision for loan losses	(1,229)	(337)
Noninterest income	510	585
Noninterest expense	(3,601)	(3,629)
Provision for income taxes	(736)	(1,128)
Tax equivalent adjustment	(86)	(85)

Net income	$1,283	$1,833

Average total assets	$577,601	$573,901
Net income (annualized) as a percentage of average total assets	0.90%	1.28%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

          Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 5.08% for the three months ended March 31, 2009 up 14 basis points from 4.94% for the three months ended March 31, 2008.

          The fully taxable equivalent interest income component for the first quarter of 2009 decreased $826,000 (9.5%) to $7,837,000 compared to $8,663,000 for the three months ended March 31, 2008. The decrease in the fully taxable equivalent interest income for the first quarter of 2009 compared to the same period in 2008 is broken down by rate (down $858,000) and volume (up $32,000). The rate decrease can be attributed to decreases implemented by the Company during 2007 and 2008 in response to the Federal Reserve Board (the “FRB”) decreases in the Federal funds and discount rates. Decreases by the FRB have resulted in ten rate drops totaling 500 basis points since September 2007. The decrease in rates was partially mitigated be less interest forgone on non-accrual loans in 2009 compared to 2008. Interest income forgone on non-accrual loans was approximately $181,000 during the first quarter of 2009 compared to $336,000 for the same period in 2008. The overall decreasing interest rate environment and the net positive effect of the lower non-accrual loans resulted in a 46 basis point decrease in the yield on average earning assets from 6.66% for 2008 to 6.20% for 2009. The volume increase occurred despite a 2.1% decrease in average earning assets as a result of a shift in the mix of earning assets from lower earning investments to higher earning loans. The change in mix of earning assets was primarily the result of the Company’s decision to use the proceeds from principal reductions and maturing investment securities to provide funding for loan growth. This strategy has reduced the average balances on investment securities by 20.6% from $114,822,000 during the first quarter of 2008 to $91,208,000 during the first quarter of 2009, while average loan balances increased $14,273,000 or 3.5% from $403,506,000 during the first quarter of 2008 to $417,779,000 during the first quarter of 2009. The increase in average loans is the result of the Company’s continued concentrated focus on business lending.

          Interest expense was $824,000 (36.9%) lower in the first quarter of 2009 versus the prior year period. The average balances on interest bearing liabilities were $16,017,000 (4.2%) higher in the first quarter of 2009 compared to the same quarter in 2008. The higher balances accounted for a $278,000 increase in interest expense. Average borrowings were up $22,308,000 (40.3%) as the Company used borrowings as a funding source for the increased loan balances as average deposit balances declined. Average deposit balances decreased $21,577,000 or 4.8% from $451,645,000 during the first quarter of 2008 to $430,068,000 during the first quarter of 2009. Although the number of deposit relationships and accounts remains relatively stable, the average balances in those accounts have experienced a decrease over the past twelve months. As a result of the lower overall interest rate environment, the decrease in rates accounted for a $1,102,000 reduction in interest expense for the three-month period ended March 31, 2009. Rates paid on interest bearing liabilities decreased 93 basis points from the first quarter of 2008 to the first quarter of 2009 from 2.38% to 1.45%. The rate on average borrowings dropped 185 basis points during that same time period from 3.58% to 1.73%.

          Table Two, Analysis of Net Interest Margin on Earning Assets, and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and trends of the Company’s interest income and expenses. Table Two provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders’ equity; the interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended March 31,	2009			2008

(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$417,779	$6,718	6.52%	$403,506	$7,244	7.22%
Taxable investment securities	64,665	735	4.61%	87,971	1,000	4.57%
Tax-exempt investment securities (2)	26,516	351	5.37%	26,607	348	5.26%
Corporate stock (2)	27	—	0.00%	244	4	6.59%
Federal funds sold	38	—	0.00%	249	2	3.23%
Investments in time deposits	3,643	33	3.67%	4,943	65	5.29%

Total earning assets	512,668	7,837	6.20%	523,520	8,663	6.66%

Cash & due from banks	28,654			16,686
Other assets	42,063			39,411
Allowance for loan & lease losses	(5,784)			(5,916)

	$577,601			$573,901

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$150,408	318	0.86%	$168,500	597	1.42%
Savings	32,423	54	0.68%	36,301	86	0.95%
Time deposits	133,655	709	2.15%	117,976	1,060	3.61%
Other borrowings	77,645	331	1.73%	55,337	493	3.58%

Total interest bearing liabilities	394,131	1,412	1.45%	378,114	2,236	2.38%

Noninterest bearing demand deposits	113,582			128,868
Other liabilities	6,068			6,785

Total liabilities	513,781			513,767
Shareholders’ equity	63,820			60,134

	$577,601			$573,901

Net interest income & margin (3)		$6,425	5.08%		$6,427	4.94%

(1)	Loan interest includes loan fees of $10,000 and $110,000 during the three months ending March 31, 2009 and March 31, 2008, respectively. Average loan balances include non-performing loans.

(2)

Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2009 and 35% for 2008.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in quarter (90 days for 2009 and 91 days for 2008) and annualized to actual days in year (365 days in 2009 and 366 days in 2008).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended March 31, 2009 over 2008 (dollars in thousands)

Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change

Net loans (1)(2)	$312	$(838)	$(526)
Taxable investment securities	(259)	(6)	(265)
Tax exempt investment securities (3)	2	1	3
Corporate stock	(4)	—	(4)
Federal funds sold	(2)	—	(2)
Investment in time deposits	(17)	(15)	(32)

Total	32	(858)	(826)

Interest-bearing liabilities:
Interest checking and money market	(61)	(218)	(279)
Savings deposits	(9)	(23)	(32)
Time deposits	147	(498)	(351)
Other borrowings	201	(363)	(162)

Total	278	(1,102)	(824)

Interest differential	$(246)	$244	$(2)

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.

(2)	Loan fees of $10,000 and $110,000 during the three months ending March 31, 2009 and March 31, 2008, respectively, have been included in the interest income computation.

(3)

Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2009 and 35% for 2008.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

          The Company provided $1,229,000 for loan and lease losses for the first quarter of 2009 as compared to $337,000 for the first quarter of 2008. Net loan and lease losses for the three months ended March 31, 2009 were $1,308,000 or 1.27% (on an annualized basis) of average loans and leases as compared to $203,000 or ..20% (on an annualized basis) of average loans and leases for the three months ended March 31, 2008. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

          Table Four below provides a summary of the components of noninterest income for the periods indicated.

Table Four: Components of Noninterest Income

(dollars in thousands)	Three Months Ended March 31,

	2009	2008

Service charges on deposit accounts	$242	$185
Accounts receivable servicing fees	20	48
Gain on sale of securities	—	—
Merchant fee income	109	123
Income from residential lending	7	70
Bank owned life insurance	57	100
Other	75	59

Total noninterest income	$510	$585

          Noninterest income decreased $75,000 (12.8%) to $510,000 for the three months ended March 31, 2009 as compared to $585,000 for the three months ended March 31, 2008. The decrease from the first quarter of 2008 to the first quarter of 2009 was primarily related to lower income from fees from accounts receivable servicing (down $28,000 or 58.3%) which resulted from lower overall volume; lower fees from residential lending (down $63,000 or 90.0%) which resulted from lower volume; lower income from bank owned life insurance (down $43,000 or 43.0%) which resulted from lowers yields on the bank owned insurance investments. These decreases were offset by increased service charges on deposit accounts (up $57,000 or 30.8%) which resulted from increased fees from overdrawn checking accounts.

Noninterest Expense

          Noninterest expense remained fairly consistent decreasing $28,000 (0.8%) to a total of $3,601,000 in the first quarter of 2009 versus $3,629,000 in the first quarter of 2008. Salary and employee benefits expense decreased $149,000 (7.4%) from $2,021,000 during the first quarter of 2008 to $1,872,000 during the first quarter of 2009. The decrease was due in part to a decrease in the Company’s performance based incentive accrual which decreased $107,000 (83.6%) from $128,000 in the first quarter of 2008 to $21,000 in the first quarter of 2009 and a reduction in the number of employees. At March 31, 2009, the Company employed 119 persons on a full-time equivalent basis as compared to 125 at March 31, 2008. On a quarter-over-quarter basis, occupancy expense decreased $6,000 (1.6%) and furniture and equipment expense was stable, decreasing by $1,000. Other expense increased $128,000 (12.2%) to a total of $1,181,000 in the first quarter of 2009 versus the first quarter of 2008. Much of this increase is related to an increase in costs associated with maintaining the Company’s other real estate owned (“OREO”). The total OREO expense in first quarter of 2009 was $117,000 compared to zero for the same period in 2008. In addition, FDIC insurance increased by $60,000 (428.6%) from $14,000 in 2008 to $74,000 in 2009. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the first quarters of 2009 and 2008 were stable at 51.0% and 50.7%, respectively.

Provision for Income Taxes

          Federal and State income taxes for the first quarter of 2009 decreased $392,000 (34.8%) to $736,000 from $1,128,000 for the first quarter of 2008 primarily due to lower levels of taxable income. The effective tax rate for the quarter ended March 31, 2009 was 36.5%, a decrease from 38.1% during the first quarter of 2008.

Balance Sheet Analysis

          The Company’s total assets were $556,335,000 at March 31, 2009 as compared to $563,157,000 at December 31, 2008, representing a decrease of $6,822,000 (1.2%). The average assets for the three months ended March 31, 2009 were $577,601,000, which represents an increase of $3,700,000 or 0.6% over the balance of $573,901,000 during the three-month period ended March 31, 2008.

Investment Securities

          The Company classifies its investment securities at the time of purchase as held-to-maturity or available-for-sale. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on March 31, 2009 and December 31, 2008.

Table Five: Investment Securities Composition

(dollars in thousands)

Available-for-sale (at fair value)	March 31, 2009	December 31, 2008

Debt securities:
Mortgage-backed securities	36,526	32,232
Obligations of states and political subdivisions	30,703	31,012
Corporate stock	85	90

Total available-for-sale investment securities	$67,314	$63,334

Held-to-maturity (at amortized cost)

Debt securities:
Mortgage-backed securities	$21,086	$24,365

Total held-to-maturity investment securities	$21,086	$24,365

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

Loans and Leases

          The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At March 31, 2009, these categories accounted for approximately 21%, 54%, 2%, 10%, 6%, 1%, 2% and 4%, respectively, of the Company’s loan portfolio. This mix was relatively unchanged compared to 22%, 52%, 2%, 12%, 6%, 1%, 2% and 3% at December 31, 2008. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulting in the Company originating over $20 million in new loans during the first quarter of 2009. Normal pay downs, loan chargeoffs, and loans transferred to OREO, resulted in an overall decrease in net loans and leases of $2,043,000 (0.5%) from December 31, 2008. Table Six below summarizes the composition of the loan portfolio as of March 31, 2009 and December 31, 2008.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	March 31, 2009	December 31, 2008	Change in dollars	Percentage change

Commercial	$88,377	$90,625	$(2,248)	(2.5%)
Real estate
Commercial	222,478	218,626	3,852	1.8%
Multi-family	8,495	8,938	(443)	(5.0%)
Construction	43,282	48,664	(5,382)	(11.1%)
Residential	26,680	24,706	1,974	8.0%
Lease financing receivable	4,578	4,475	103	2.3%
Agriculture	7,358	8,015	(657)	(8.2%)
Consumer	15,554	14,796	758	5.1%

Total loans and leases	416,802	418,845	(2,043)	(0.5%)
Deferred loan and lease fees, net	(640)	(571)	(69)
Allowance for loan and lease losses	(5,839)	(5,918)	79

Total net loans and leases	$410,323	$412,356	$(2,033)	(0.5%)

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

          Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan-to- value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans.

          “Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company does not have any such “subprime” loans at March 31, 2009.

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

          In management’s judgment, a concentration exists in real estate loans which represented approximately 72.2% of the Company’s loan and lease portfolio at March 31, 2009, up from 71.8% at December 31, 2008. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability, and taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease loss at levels adequate to reflect the loss risk inherent in its total loan portfolio.

          Although management believes the Company’s real estate concentration to have no more than the normal risk of collectability, a continued substantial further decline in the economy in general, or a continued additional decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

          Management generally places loans and leases on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely.

          At March 31, 2009, non-performing loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $6,441,000 or 1.55% of total loans and leases. Non-performing loans and leases were $6,241,000 or 1.49% of total loans and leases at December 31, 2008.

          During the first quarter of 2009, fourteen additional loans and leases in the amount of $3,375,000 were placed on non-performing status. After charging off $79,000, these loans are carried at $3,296,000. Of these fourteen loans, eleven loans totaling $3,131,000 are real estate secured, two loans totaling $148,000 are unsecured, and there is one lease totaling $17,000. In addition, the Company has five loans and leases totaling $820,000 that are over 90 days past due and still accruing interest as they are well secured and in the process of collection.

          There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of March 31, 2009. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2009, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2009 and December 31, 2008.

Table Seven: Non-Performing Loans

(dollars in thousands)	March 31, 2009	December 31, 2008

Past Due 90 days or more and still accruing
Commercial	$133	$—
Real estate	667	444
Lease financing receivable	20	22
Consumer and other	—	8

Nonaccrual
Commercial	352	261
Real estate	5,187	5,487
Lease financing receivable	34	19
Consumer and other	48	—

Total non-performing loans	$6,441	$6,241

Impaired Loans

          The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing impairment, the Company reviews all loans graded substandard or lower with outstanding principal balances in excess of $250,000. The recorded investment in loans and leases that were considered to be impaired totaled $3,880,000 at March 31, 2009 and had a related valuation allowance of $193,000. As of December 31, 2008, the recorded investment in loans and leases that were considered to be impaired totaled $6,083,000 and had a related valuation allowance of $788,000. The net interest due on nonaccrual loans and leases but excluded from interest income was $181,000 for the first three months of 2009 compared to $336,000 during the same period in 2008.

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

          The allowance for loan and lease losses totaled $5,839,000 or 1.40% of total loans and leases at March 31, 2009 compared to $5,918,000 or 1.41% of total loans and leases at December 31, 2008. The Company establishes general reserves in accordance with Statement of Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and specific reserves in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended March 31,

	2009	2008

Average loans and leases outstanding	$417,779	$403,506

Allowance for loan and lease losses at beginning of period	$5,918	$5,883

Loans and leases charged off:
Commercial	(10)	(51)
Real estate	(1,293)	(150)
Consumer	(7)	(7)
Lease financing receivable	—	—

Total	(1,310)	(208)

Recoveries of loans and leases previously charged off:
Commercial	—	1
Real estate	—	—
Consumer	—	—
Lease financing receivable	2	4

Total	2	5

Net loans and leases (charged off) recovered	(1,308)	(203)
Additions to allowance charged to operating Expenses	1,229	337

Allowance for loan and lease losses at end of period	$5,839	$6,017

Ratio of net charge-offs to average loans and leases outstanding (annualized)	1.27%	.20%
Provision for loan and lease losses to average loans and leases outstanding (annualized)	1.19%	.34%
Allowance for loan and lease losses to loans and leases, net of deferred fees, at end of period	1.40%	1.49%

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

Other Real Estate

          At March 31, 2009, the Company had eight other real estate owned (“OREO”) properties totaling $4,478,000. At December 31, 2008, the Company had three properties totaling $2,158,000 in OREO. During the first quarter of 2009, one of these properties was reevaluated with a corresponding write-down of $169,000 through a charge to the allowance for loan and lease losses. Also during the first quarter of 2009, five other properties totaling $2,722,000 were foreclosed upon and are now carried as OREO. The corresponding loan balances were written down by $233,000 through a charge to the allowance for loan and lease losses in conjunction with the transfers to OREO. Subsequent to March 31, 2009, one of these properties in the amount of $716,000 was sold for its carrying value.

Deposits

          At March 31, 2009, total deposits were $436,941,000 representing a slight decrease of $120,000 from the December 31, 2008 balance of $437,061,000. The Company’s deposit growth plan for 2009 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. However, due to the competitive rate environment and the overall weak economy that resulted in depositors maintaining lower overall balances in their account, the Company experienced decreases in noninterest bearing ($6,448,000 or 5.4%), interest checking ($1,766,000 or 3.9%), and savings ($1,630,000 or 4.9%), but did have an increase in money market ($928,000 or 0.9%) and time deposits (“CD’s”) of $8,796,000 (6.6%) during 2009. The increase in CD’s includes the addition of $10,137,000 in brokered CD’s during the first quarter.

Other Borrowed Funds

          Other borrowings outstanding as of March 31, 2009 and December 31, 2008, consist of advances (both long-term and short-term) from the Federal Home Loan Bank (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)

	March 31, 2009		December 31, 2008

	Amount	Rate	Amount	Rate

Short-term borrowings:

FHLB advances	$27,121	2.54%	$43,231	1.83%

Long-term borrowings:

FHLB advances	$21,500	2.39%	$14,000	3.19%

          The maximum amount of short-term borrowings at any month-end during the first three quarters of 2009 and 2008 was $69,448,000 and $38,391,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$27,121	$21,500
Maturity	2009 to 2010	2010 to 2014
Average rates	2.54%	2.39%

          The Company has also been issued a total of $1,750,000 in a letter of credit by the FHLB which has been pledged to secure Local Agency Deposits. The letter of credit acts as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letter of credit was not drawn upon in 2009 or 2008 and management does not currently expect to draw upon this line in the foreseeable future. See the Liquidity section that follows for additional information on FHLB borrowings.

Capital Resources

          The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

          The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At March 31, 2009, shareholders’ equity was $63,929,000, representing an increase of $482,000 (0.8%) from $63,447,000 at December 31, 2008. The increase results from the net income for the period, the stock based compensation, and the proceeds from the exercise of stock options exceeding the decrease in other comprehensive income and cash dividends paid to shareholders. The ratio of total risk-based capital to risk adjusted assets was 11.7% at March 31, 2009 and 11.6% at December 31, 2008. Tier 1 risk-based capital to risk-adjusted assets was 10.5% at March 31, 2009 and 10.4% at December 31, 2008.

          Table Ten below lists the Company’s actual capital ratios at March 31, 2009 and December 31, 2008 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios

Capital to Risk-Adjusted Assets	At March 31, 2009	At December 31, 2008	Minimum Regulatory Capital Requirements

Leverage ratio	8.3%	8.3%	4.00%

Tier 1 Risk-Based Capital	10.5%	10.2%	4.00%

Total Risk-Based Capital	11.7%	11.5%	8.00%

          Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and the American River Bank met all of their capital adequacy requirements as of March 31, 2009 and December 31, 2008.

          The Company, through a Board of Directors authorized plan, may repurchase, as conditions warrant, up to 6.5% annually of the Company’s common stock. Repurchases are generally made in the open market at market prices. See Part II, Item 2, for additional disclosure.

          The Company filed an application with the U.S. Treasury to preserve its opportunity to participate in the Capital Purchase Program (“CPP”) and received approval of its application on November 21, 2008. However, the Board of Directors subsequently determined that participation in the CPP was not in the best interests of the Company and its shareholders after evaluation of the CPP and due diligence reviews of the CPP agreements and documentation including restrictions imposed upon the Company under the investment agreement and related documentation which could reduce investment returns to shareholders of participating bank holding companies and banks by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices, and consideration of various other factors including, but not limited to, capital raising alternatives and the condition of capital markets, the current and projected economic conditions in the Company’s market areas and the Unites States generally, the condition of the Company’s loan and investment portfolios and other financial factors, and with advice of such advisors as the Company’s Board of Directors deemed appropriate. The Company gave notice to the U.S. Treasury on January 20, 2009 of its intention not to participate in the CPP.

          Management believes that the Company’s capital is adequate to support current operations and anticipated growth, cash dividends and future capital requirements of the Company and its subsidiaries.

Inflation

          The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2009 and 2008.

Liquidity

          Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, borrowing arrangements with the FHLB, payments at maturity of short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at March 31, 2009 and December 31, 2008 were approximately $75,102,000 and $4,414,000 and $76,937,000 and $3,798,000, respectively. Such loan commitments relate primarily to revolving lines of credit, other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

          The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2009, consolidated liquid assets totaled $35.0 million or 6.3% of total assets compared to $41.3 million or 7.3% of total assets on December 31, 2008. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $37,000,000 with correspondent banks. At March 31, 2009, the Company had $37,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2009, the Bank could have arranged for up to $103,387,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2009, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $50,371,000, leaving $53,016,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2009, the collateral value at the Federal Reserve Bank was $7,612,000. The Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

          The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2009 and December 31, 2008, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $79,516,000 and $80,735,000 at March 31, 2009 and December 31, 2008, respectively. As a percentage of net loans and leases these off-balance sheet items represent 19.4% and 19.6%, respectively.

          The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results.

Website Access

          American River Bankshares maintains a website where certain information about the Company is posted. Through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as well as Section 16 Reports and amendments thereto, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). These reports are free of charge and can be accessed through the address www.amrb.com by clicking on the SEC Filings link located at that address. Once you have selected the SEC Filings link you will have the option to access the Section 16 Reports or the other above-referenced reports filed by the Company by selecting the appropriate link.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

          Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its loan, investment and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. The Company has a Risk Management Committee, made up of Company management that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

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

          Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest-bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one-year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The simulation modeling indicated below attempts to estimate changes in the Company’s net interest income utilizing a forecast balance sheet projected from the end of period balances.

          Table Eleven below summarizes the effect on net interest income (NII) of a ±200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2009 and December 31, 2008

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2009	$ Change in NII from Current 12 Month Horizon December 31, 2008

Variation from a constant rate scenario
+200bp	$(509)	$(191)
- 200bp	$521	$540

          The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

          The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

          During the quarter ended March 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

Item 4T. Controls and Procedures.

          The information required under Item 308T(b) of Regulation S-K is included in Item 4 above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

          From time to time, the Company and/or its subsidiaries is a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management is not aware of any significant pending legal proceedings to which either it or its subsidiaries may be a party or has recently been a party, which will have a significant adverse effect on the financial condition or results of operations of the Company or its subsidiaries, taken as a whole.

Item 1A. Risk Factors.

          There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allows for the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock. Each year the Company may repurchase up to 6.5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2009. The repurchases under this plan can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase programs at any time for any reason. The 6.5% program announced in 2008, replaced a program announced in 2001 whereby the Company had the ability to repurchase of up to five percent (5.0%) annually of the Company’s outstanding shares of common stock. The following table lists shares repurchased during the quarter and the maximum amount available to repurchase under the repurchase plan as of the dates noted.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1 January 1 through January 31, 2009	None	N/A	None	376,498
Month #2 February 1 through February 28, 2009	None	N/A	None	376,498
Month #3 March 1 through March 31, 2009	None	N/A	None	376,498

Total	None	N/A	None

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

(3.1)

Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Commission on August 8, 2008.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Commission on August 8, 2008.

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

*(10.5)	Registrant’s 1995 Stock Option Plan. **

*(10.6)	Form of Nonqualified Stock Option Agreement under the 1995 Stock Option Plan. **

*(10.7)	Form of Incentive Stock Option Agreement under the 1995 Stock Option Plan. **

*(10.8)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.9)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006.

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

(10.12)

Lease agreement between R & R Partners, a California General Partnership and North Coast Bank, dated July 1, 2003, related to 8733 Lakewood Drive, Suite A, Windsor, California, incorporated by reference from Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003; the First Amendment thereto, dated January 2, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on January 3, 2006; and the Second Amendment thereto, dated December 8, 2006, incorporated by reference from Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the Commission on May 7, 2007; and the Third Amendment thereto, dated December 31, 2008, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on January 2, 2009.

*(10.13)

Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.14)

Salary Continuation Agreement, as amended on February 21, 2008, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.15)

Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.16)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.17)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.18)

Lease agreement between Bank of Amador and the United States Postal Service, dated April 24, 2001, related to 424 Sutter Street, Jackson, California (***) and the First Amendment thereto, dated June 5, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on June 6, 2006.

*(10.19)

Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.20)

Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

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

*(10.24)

American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on March 17, 2006; and the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on March 23, 2007; and the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

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

*(10.30)

Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.6 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.31)

Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

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

(10.33)

Sublease agreement dated December 23, 2008 between North Coast Bank, a division of American River Bank, and Chicago Title Company, a California Corporation; and lease agreement dated December 23, 2008 between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.2 and 99.3 to the Registrant’s Report on Form 8-K, filed with the Commission on December 24, 2008.

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

**Incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

***Incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-119085) filed with the Commission on September 17, 2004.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

May 12, 2009	By: /s/ DAVID T. TABER

David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 12, 2009	By: /s/ MITCHELL A. DERENZO

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