Form 10-Q
period 2009-06-30
AMERICAN RIVER BANKSHARES
filed 2009-08-13
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ___________________________________

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670

(Address of principal executive offices)	(Zip Code)

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

     No par value Common Stock – 5,797,533 shares outstanding at August 12, 2009.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	June 30, 2009	December 31, 2008

ASSETS

Cash and due from banks	$25,074	$15,170
Interest-bearing deposits in banks	891	4,248
Investment securities:
Available-for-sale (amortized cost: 2009--$64,674; 2008--$62,661)	64,951	63,334
Held-to-maturity (fair value: 2009--$18,600; 2008--$24,889)	17,933	24,365
Loans and leases, less allowance for loan and lease losses of $7,758 at June 30, 2009 and $5,918 at December 31, 2008	398,191	412,356
Premises and equipment, net	2,164	2,115
Federal Home Loan Bank stock	3,922	3,922
Goodwill and other intangible assets	17,096	17,228
Other real estate owned	3,347	2,158
Accrued interest receivable and other assets	18,241	18,261

	$551,810	$563,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$115,036	$119,143
Interest-bearing	334,573	317,918

Total deposits	449,609	437,061

Short-term borrowings	14,500	43,231
Long-term borrowings	21,500	14,000
Accrued interest payable and other liabilities	3,925	5,418

Total liabilities	489,534	499,710

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; issued and outstanding – 5,797,533 shares at June 30, 2009 and 5,792,283 shares at December 31, 2008	47,575	47,433
Retained earnings	14,538	15,617
Accumulated other comprehensive income, net of taxes	163	397

Total shareholders’ equity	62,276	63,447

	$551,810	$563,157

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

(dollars in thousands, except per share data)	Three months		Six months
For the periods ended June 30,	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$6,364	$6,945	$13,082	$14,189
Interest on Federal funds sold	—	6	—	8
Interest on deposits in banks	20	59	53	124
Interest and dividends on investment securities:
Taxable	676	962	1,411	1,962
Exempt from Federal income taxes	256	269	521	533
Dividends	5	11	5	14

Total interest income	7,321	8,252	15,072	16,830

Interest expense:
Interest on deposits	998	1,464	2,079	3,207
Interest on borrowings	305	393	636	886

Total interest expense	1,303	1,857	2,715	4,093

Net interest income	6,018	6,395	12,357	12,737

Provision for loan and lease losses	3,800	190	5,029	527

Net interest income after provision for loan and lease losses	2,218	6,205	7,328	12,210

Noninterest income:
Service charges on deposit accounts	251	169	493	354
Gain on sale of securities	160	33	160	33
Other noninterest income	238	437	506	837

Total noninterest expense	649	639	1,159	1,224

Noninterest expense:
Salaries and employee benefits	1,826	2,073	3,699	4,094
Occupancy	344	366	702	730
Furniture and equipment	184	199	375	390
Federal Deposit Insurance Corporation assessments	335	13	409	26
Other expense	1,550	991	2,655	2,031

Total noninterest expense	4,239	3,642	7,840	7,271

(Loss) income before provision for income taxes	(1,372)	3,202	647	6,163

(Benefit from) provision for income taxes	(668)	1,221	68	2,349

Net (loss) income	$(704)	$1,981	$579	$3,814

Basic (loss) earnings per share	$(0.12)	$0.34	$0.10	$0.65

Diluted (loss) earnings per share	$(0.12)	$0.34	$0.10	$0.65

Cash dividends per share	$0.14	$0.14	$0.29	$0.29

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands)	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’	Total Comprehensive

	Shares	Amount	Earnings	Income	Equity	Income

Balance, January 1, 2008	5,590,277	$45,668	$14,204	$101	$59,973

Comprehensive income:
Net income			7,571		7,571	$7,571
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				296	296	296

Total comprehensive income						$7,867

Cash dividends ($0.57 per share)			(3,317)		(3,317)
Fractional shares redeemed for stock dividend		(10)			(10)
5% stock dividend	275,048	2,841	(2,841)
Stock options exercised and related tax benefit	37,258	354			354
Stock option compensation expense		290			290
Retirement of common stock	(110,300)	(1,710)			(1,710)

Balance, December 31, 2008	5,792,283	47,433	15,617	397	63,447

Comprehensive income:
Net income			579		579	$579
Other comprehensive (loss) income, net of tax:
Net change in unrealized gains (losses) on available-for-sale investment securities				(234)	(234)	(234)

Total comprehensive income						$345

Cash dividends ($0.29 per share)			(1,658)		(1,658)
Stock options exercised and related tax benefit	5,250	34			34
Stock option compensation expense		108			108

Balance, June 30, 2009	5,797,533	$47,575	$14,538	$163	$62,276

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands) For the six months ended June 30,	2009	2008

Cash flows from operating activities:
Net income	$579	$3,814
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,029	527
Increase (decrease) in deferred loan origination fees, net	24	(48)
Depreciation and amortization	418	400
Gain on sale of securities	(160)	(33)
Amortization of investment security premiums and discounts, net	114	65
Decrease in provision for accounts receivable servicing receivable allowance for losses	(36)	—
Increase in cash surrender value of life insurance policies	(116)	(202)
Stock option compensation expense	108	142
Tax benefit from exercise of stock options	(12)	(85)
Loss on sale/write-down of other real estate owned	301	—
(Increase) decrease in accrued interest receivable and other assets	(847)	1,546
Decrease in accrued interest payable and other liabilities	(1,493)	(176)

Net cash provided by operating activities	3,909	5,950

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	4,836	7,063
Proceeds from matured and called available-for-sale investment securities	575	7,590
Purchases of available-for-sale investment securities	(13,351)	(19,343)
Proceeds from principal repayments for available-for-sale investment securities	5,942	4,103
Proceeds from principal repayments for held-to-maturity investment securities	6,463	5,886
Net decrease in interest-bearing deposits in banks	3,357	10
Net decrease (increase) in loans	5,675	(7,934)
Proceeds from sale of other real estate	1,947	61
Net decrease in accounts receivable servicing receivables	1,192	294
Purchases of equipment	(334)	(333)
Net increase in FHLB stock	—	(272)

Net cash provided by (used in) investing activities	16,302	(2,875)

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands) For the six months ended June 30,	2009	2008

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$10,774	$(3,258)
Net increase in time deposits	1,774	6,813
Net decrease in short-term borrowings	(28,731)	(15,300)
Net increase in long-term borrowings	7,500	17,500
Payment of cash dividends	(1,658)	(1,668)
Cash paid to repurchase common stock	—	(1,384)
Exercise of stock options	22	234
Tax benefit from exercise of stock options	12	85

Net cash (used in) provided by financing activities	$(10,307)	$3,022

Increase in cash and cash equivalents	9,904	6,097

Cash and cash equivalents at beginning of year	15,170	17,945

Cash and cash equivalents at end of period	$25,074	$24,042

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at June 30, 2009 and December 31, 2008, and the results of its operations for the three-month and six-month periods ended June 30, 2009 and 2008 and its cash flows for the six-month periods ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 annual report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2009 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses, the provision for taxes and the estimated fair value of investment securities and other real estate owned.

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

Stock Option Plan

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

Stock Option Compensation

There were no stock options granted during the three-month period ended June 30, 2009. The Company granted 1,575 options to purchase common stock during the three months ended June 30, 2008. The weighted average grant date fair value of options granted for the three month period ended June 30, 2008 was $1.98. For the three-month periods ended June 30, 2009 and 2008, the compensation cost recognized for stock option compensation was $53,000 and $74,000, respectively. For the six-month periods ended June 30, 2009 and 2008, the compensation cost recognized for stock option compensation was $108,000 and $142,000, respectively. The recognized tax benefit for stock option compensation expense was $14,000 and $9,000, for the three-month periods ended June 30, 2009 and 2008, respectively. The recognized tax benefit for stock option compensation expense was $27,000 and $17,000, for the six-month periods ended June 30, 2009 and 2008, respectively.

At June 30, 2009, the total compensation cost related to nonvested awards not yet recorded is expected to be $488,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 2.8 years.

Stock Option Activity

A summary of option activity under the stock option plan as of June 30, 2009 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	338,295	$18.67	5.7 years	$31
Granted	62,003	$8.50	9.8 years	—
Exercised	(5,250)	$4.10	—	—
Cancelled	(12,854)	$20.45	—	—

Outstanding at June 30, 2009	382,194	$17.19	7.0 years	$131

Exercisable at June 30, 2009	194,399	$18.23	5.8 years	$—

The intrinsic value was derived from the market price of the Company’s common stock of $10.61 as of June 30, 2009.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $67,713,000 and standby letters of credit of approximately $4,427,000 at June 30, 2009. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2009 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at June 30, 2009 or June 30, 2008.

4. EARNINGS (LOSS) PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,797,533 and 5,796,025 shares for the three-month and six-month periods ended June 30, 2009, and 5,811,578 and 5,825,367 shares for the three-month and six-month periods ended June 30, 2008). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options. When a loss occurs there is no effect on the calculation of diluted loss per share for common stock equivalents because the conversion is anti-dilutive, as such there are no diluted shares reported for the three months ended June 30, 2009. There were 46,044 diluted shares for the six-month period ended June 30, 2009 and 14,725 and 23,668 shares for the three-month and six-month periods ended June 30, 2008). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is reported in addition to net income (loss) for all periods presented. Comprehensive income (loss) is comprised of net income (loss) plus other comprehensive income (loss). Other comprehensive loss, net of taxes, was comprised of the unrealized losses on available-for-sale investment securities of $(173,000) and $(234,000), respectively, for the three-month and six-month periods ended June 30, 2009 and $(641,000) and $(137,000), respectively, for the three-month and six month periods ended June 30, 2008. Comprehensive (loss) income was $(877,000) and $345,000, respectively, for the three-month and six-month periods ended June 30, 2009 and $1,340,000 and $3,677,000, respectively, for the three-month and six-month periods ended June 30, 2008. Reclassification adjustments resulting from realized gains or loss on sale of investment securities were $160,000 for both the three and six month periods ending June 30, 2009 and $33,000 for both the three and six month periods ending June 30, 2008.

6. BORROWING ARRANGEMENTS

The Company has a total of $52,000,000 in unsecured short-term borrowing arrangements with four of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2009 or December 31, 2008.

The Company has a line of credit available with the Federal Home Loan Bank (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $36,000,000 were outstanding from the FHLB at June 30, 2009, bearing interest rates ranging from 1.60% to 3.78% and maturing between September 10, 2009 and January 13, 2014. Advances totaling $57,231,000 were outstanding from the FHLB at December 31, 2008, bearing interest rates ranging from 0.05% to 3.78% and maturing between January 2, 2009 and August 22, 2011. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2009 and December 31, 2008 totaled $67,270,000 and $60,012,000, respectively. In addition, during 2008 the Company entered into a secured borrowing agreement with the Federal Reserve Bank of San Francisco (the “FRB”). The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Collateral value at June 30, 2009 and December 31, 2008 was $10,312.000 and $935,000, respectively. There were no advances outstanding as of June 30, 2009 and December 31, 2008.

The Company’s banking subsidiary, American River Bank (“the Bank”), is eligible to issue certain debt that is backed by the full faith and credit of the United States, up to a limit of $10,260,000, under the FDIC’s Temporary Liquidity Guarantee Program. Any senior unsecured debt with a stated maturity of more than thirty days issued by the Bank up to its debt guarantee limit falls under this program. The Bank will be charged an annualized assessment from the FDIC, ranging from 50 to 100 basis points, based on the term and amount of the debt outstanding under the program. At June 30, 2009 and December 31, 2008, the Company had no borrowings under this debt guarantee program.

7. INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated (benefit from) provision for income taxes.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three and six-month periods ended June 30, 2009.

8. FAIR VALUE MEASUREMENT

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2009		December 31, 2008

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:

Cash and cash equivalents	$25,074	$25,074	$15,170	$15,170
Interest-bearing deposits in banks	891	891	4,248	4,249
Investment securities	82,884	83,551	87,699	88,223
Loans and leases, net	398,191	392,165	412,356	407,725
FHLB stock	3,922	3,922	3,922	3,922
Accounts receivable servicing receivables	80	80	1,236	1,236
Accrued interest receivable	2,026	2,026	2,265	2,265
Cash surrender value of life insurance policies	10,612	10,612	10,496	10,496

Financial liabilities:

Deposits	$449,609	$450,417	$437,061	$438,160
Short-term borrowings	14,500	14,500	43,231	42,231
Long-term borrowings	21,500	22,239	14,000	14,599
Accrued interest payable	393	393	462	462

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at June 30, 2009 and December 31, 2008:

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

Commitments to extend credit: The fair value of commitments is based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at June 30, 2009 and December 31, 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(dollars in thousands)

		Fair Value Measurements at June 30, 2009 Using

Description	Fair Value June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$64,951	$20	$60,863	$4,068

Total	$64,951	$20	$60,863	$4,068

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$7,188	$—	$2,947	$4,241
Other real estate owned	3,347	—	3,347	—

Total	$10,535	$—	$6,294	$4,241

Changes in balances of recurring items valued using significant unobservable inputs (level 3) for available-for-sale securities and impaired loans are as follows:

(dollars in thousands)

	Balance as of January 1, 2009	Transfers In (Out)	Unrealized Gains (Losses)	Realized Gains (Losses)	Balance as of June 30, 2009

Securities	$2,049	$2,526	$(507)	$—	$4,068
Impaired loans	—	4,241	—	—	4,241

Total	$2,049	$6,767	$(507)	$—	$8,309

There were no changes in the valuation techniques used during the three months or six months ended June 30, 2009. The following methods were used to estimate the fair value of each class of financial instrument above:

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

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On April 1, 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on the Company of adopting FSP 141(R)-1 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

On May 28, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles– a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company will adopt SFAS 168 for the quarterly period ending September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements taken as a whole.

10. SUBSEQUENT EVENTS

Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred from June 30, 2009 to August 13, 2009 (the filing date), the date the Company issued these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2008 and June 30, 2009 and its income and expense accounts for the three-month and six-month periods ended June 30, 2009 and 2008. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis.

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

General Development of Business

          The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 117 full-time employees as of June 30, 2009.

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

Overview

          The Company recorded a net loss of $704,000 for the quarter ended June 30, 2009, which was $2,685,000 (135.5%) below the $1,981,000 net income reported for the same period of 2008. Diluted earnings per share for the second quarter of 2009 were negative $0.12 due to the loss, compared to diluted earnings per share of $0.34 recorded in the second quarter of 2008. The return on average equity (ROAE) and the return on average assets (ROAA) for the second quarter of 2009 were (4.41%) and (0.50%), respectively, as compared to 13.11% and 1.38%, respectively, for the same period in 2008.

          Net income for the six months ended June 30, 2009 and 2008 was $579,000 and $3,814,000, respectively, with diluted earnings per share of $.10 and $.65, respectively. For the first six months of 2009, ROAE was 1.83% and ROAA was 0.20% compared to 12.69% and 1.33%, respectively, for the same period in 2008.

          Total assets of the Company decreased by $11,347,000 (2.0%) from $563,157,000 at December 31, 2008 to $551,810,000 at June 30, 2009. Net loans totaled $398,191,000 at June 30, 2009, down $14,165,000 (3.4%) from $412,356,000 at December 31, 2008. Deposit balances at June 30, 2009 totaled $449,609,000, up $12,548,000 (2.9%) from $437,061,000 at December 31, 2008.

          The Company ended the second quarter of 2009 with a Tier 1 capital ratio of 10.6% and a total risk-based capital ratio of 11.8% compared to 10.2% and 11.5%, respectively, at December 31, 2008.

          Table One below provides a summary of the components of net (loss) income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components):

Table One: Components of Net Income

	For the three months ended June 30,		For the six months ended June 30,

(dollars in thousands)	2009	2008	2009	2008

Net interest income*	$6,102	$6,483	$12,527	$12,910
Provision for loan and lease losses	(3,800)	(190)	(5,029)	(527)
Noninterest income	649	639	1,159	1,224
Noninterest expense	(4,239)	(3,642)	(7,840)	(7,271)
Benefit (provision) for income taxes	668	(1,221)	(68)	(2,349)
Tax equivalent adjustment	(84)	(88)	(170)	(173)

Net (loss) income	$(704)	$1,981	$579	$3,814

Average total assets	$569,098	$575,827	$573,322	$574,879
Net (loss) income (annualized) as a percentage of average total assets	(0.50)%	1.38%	0.20%	1.33%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

          Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 4.87% for the three months ended June 30, 2009, 4.99% for the three months ended June 30, 2008, 4.98% for the six months ended June 30, 2009 and 4.96% for the six months ended June 30, 2008.

          The fully taxable equivalent interest income component for the second quarter of 2009 decreased $935,000 (11.2%) to $7,405,000 compared to $8,340,000 for the three months ended June 30, 2008. The decrease in the fully taxable equivalent interest income for the second quarter of 2009 compared to the same period in 2008 is broken down by rate (down $733,000) and volume (down $202,000). The rate decrease can be attributed to decreases implemented by the Company during 2007 and 2008 in response to the Federal Reserve Board (the “FRB”) decreases in the Federal funds and discount rates. Decreases by the FRB have resulted in ten rate drops totaling 500 basis points since September 2007. In addition, interest forgone on non-accrual loans in 2009 increased when compared to 2008. Interest income forgone on non-accrual loans was approximately $378,000 during the second quarter of 2009 compared to $260,000 for the same period in 2008. The overall decreasing interest rate environment and the negative effect of the higher non-accrual loans resulted in a 51 basis point decrease in the yield on average earning assets from 6.42% for 2008 to 5.91% for 2009. The volume decrease occurred due to a 3.8% decrease in average earning assets. The Company did experience a shift in the mix of earning assets from lower earning investments to higher earning loans. The change in mix of earning assets was primarily the result of the Company’s decision to use the proceeds from principal reductions and maturing investment securities to provide funding for loan growth and offset a decrease in average deposits. This strategy has reduced the average balances on investment securities by 20.0% from $111,309,000 during the second quarter of 2008 to $89,061,000 during the second quarter of 2009, while average loan balances increased $5,862,000 or 1.4% from $405,097,000 during the second quarter of 2008 to $410,959,000 during the second quarter of 2009. The increase in average loans is the result of the Company’s continued concentrated focus on business lending.

          Total fully taxable equivalent interest income for the six months ended June 30, 2009 decreased $1,761,000 (10.4%) to $15,242,000 compared to $17,003,000 for the six months ended June 30, 2008. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2009 over the same period in 2008 resulted from decreases in rate (down $1,516,000) and a decrease in volume (down $245,000). Average earning assets decreased $15,612,000 (3.0%) during the first six months of 2009 as compared to the same period in 2008. Average loan balances increased $10,046,000 (2.5%) during that same period and average investment securities balances decreased $22,956,000 (20.3%).

          Interest expense was $554,000 (29.8%) lower in the second quarter of 2009 versus the prior year period. The average balances of interest-bearing liabilities were $2,098,000 (0.6%) higher in the second quarter of 2009 versus the same quarter in 2008. The higher balances accounted for a $93,000 increase in interest expense. Average time deposits were up $16,973,000 (13.8%) as the Company was able to bring in some lower cost time deposits. The average cost of time deposits dropped 126 bp from 3.04% in the second quarter of 2008 to 1.78% in the second quarter of 2009. Decreased rates accounted for a $647,000 reduction in interest expense for the three-month period ended June 30, 2009. The decrease in rates is a direct result of the lower overall rate environment. Rates paid on interest-bearing liabilities decreased 60 basis points from the second quarter of 2008 to the second quarter of 2009 from 1.96% to 1.36%. The average rate paid on borrowings dropped 70 basis points during that same time period from 2.96% to 2.26%.

          Interest expense was $1,378,000 (33.7%) lower in the six-month period ended June 30, 2009 versus the prior year period. The average balances on interest-bearing liabilities were $9,028,000 (2.4%) higher in the six-month period ended June 30, 2009 compared to the same period in 2008. The higher balances, especially in the level of average borrowings and time deposits accounted for a $344,000 increase in interest expense. This increase was offset by lower rates, which accounted for a $1,722,000 decrease in interest expense for the six-month period. Rates paid on interest-bearing liabilities decreased 76 basis points from the first six months of 2008 to the first six months of 2009 from 2.17% to 1.41%.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended June 30,	2009			2008

(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$410,959	$6,364	6.21%	$405,097	$6,945	6.90%
Taxable investment securities	63,584	676	4.26%	83,410	962	4.64%
Tax-exempt investment securities (2)	25,450	339	5.34%	27,664	355	5.16%
Corporate stock (2)	27	6	89.13%	235	13	22.25%
Federal funds sold	6	—	0.00%	1,202	6	2.01%
Interest-bearing deposits in banks	2,429	20	3.30%	4,942	59	4.80%

Total earning assets	502,455	7,405	5.91%	522,550	8,340	6.42%

Cash & due from banks	34,679			21,204
Other assets	38,122			38,145
Allowance for loan & lease losses	(6,158)			(6,072)

	$569,098			$575,827

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$155,630	323	0.83%	$168,788	471	1.12%
Savings	33,380	54	0.65%	35,902	64	0.72%
Time deposits	139,844	621	1.78%	122,871	929	3.04%
Other borrowings	54,213	305	2.26%	53,408	393	2.96%

Total interest-bearing liabilities	383,067	1,303	1.36%	380,969	1,857	1.96%

Noninterest-bearing demand deposits	116,091			128,266
Other liabilities	5,842			5,837

Total liabilities	505,000			515,072
Shareholders’ equity	64,098			60,755

	$569,098			$575,827

Net interest income & margin (3)		$6,102	4.87%		$6,483	4.99%

(1)	Loan interest includes loan costs of $7,000 and loan fees of $73,000 during the three months ending June 30, 2009 and June 30, 2008, respectively.
(2)

Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2009 and 35% for 2008.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in quarter (91) and annualized to actual days in year (365 days in 2009 and 366 days in 2008).

Six Months Ended June 30,	2009			2008

(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$414,347	$13,082	6.37%	$404,301	$14,189	7.06%
Taxable investment securities	64,113	1,411	4.44%	85,689	1,962	4.60%
Tax-exempt investment securities (2)	25,981	690	5.36%	27,140	703	5.21%
Corporate stock (2)	19	6	63.68%	240	17	14.24%
Federal funds sold	22	—	0.00%	725	8	2.22%
Interest-bearing deposits in banks	2,943	53	3.63%	4,942	124	5.05%

Total earning assets	507,425	15,242	6.06%	523,037	17,003	6.54%

Cash & due from banks	29,843			19,046
Other assets	42,037			38,790
Allowance for loan & lease losses	(5,983)			(5,994)

	$573,322			$574,879

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$153,033	641	0.84%	$168,644	1,068	1.27%
Savings	32,904	108	0.66%	36,101	150	0.84%
Time deposits	136,767	1,330	1.96%	120,424	1,989	3.32%
Other borrowings	65,865	636	1.95%	54,372	886	3.28%

Total interest-bearing liabilities	388,569	2,715	1.41%	379,541	4,093	2.17%

Noninterest-bearing demand deposits	114,844			128,572
Other liabilities	5,949			6,321

Total liabilities	509,362			514,434
Shareholders’ equity	63,960			60,445

	$573,322			$574,879

Net interest income & margin (3)		$12,527	4.98%		$12,910	4.96%

(1)	Loan interest includes loan fees of $3,000 and $183,000 during the six months ending June 30, 2009 and June 30, 2008, respectively.
(2)

Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2009 and 35% for 2008.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in period (181 days in 2009 and 182 days in 2008) and annualized to actual days in year (365 days in 2009 and 366 days in 2008).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended June 30, 2009 over 2008 (dollars in thousands)
Increase (decrease) due to change in:

	Volume	Rate (4)	Net Change

Interest-earning assets:
Net loans (1)(2)	$100	$(681)	$(581)
Taxable investment securities	(227)	(59)	(286)
Tax exempt investment securities (3)	(28)	12	(16)
Corporate stock	(11)	4	(7)
Federal funds sold	(6)	—	(6)
Interest-bearing deposits in banks	(30)	(9)	(39)

Total	(202)	(733)	(935)

Interest-bearing liabilities:
Interest checking and money market	(36)	(112)	(148)
Savings deposits	(4)	(6)	(10)
Time deposits	127	(435)	(308)
Other borrowings	6	(94)	(88)

Total	93	(647)	(554)

Interest differential	$(295)	$(86)	$(381)

Six Months Ended June 30, 2009 over 2008 (dollars in thousands)
Increase (decrease) due to change in:

	Volume	Rate (4)	Net Change

Interest-earning assets:
Net loans (1)(2)	$352	$(1,459)	$(1,107)
Taxable investment securities	(493)	(58)	(551)
Tax exempt investment securities (3)	(30)	17	(13)
Corporate stock	(16)	5	(11)
Federal funds sold	(8)	—	(8)
Interest-bearing deposits in banks	(50)	(21)	(71)

Total	(245)	(1,516)	(1,761)

Interest-bearing liabilities:
Interest checking and money market	(99)	(328)	(427)
Savings deposits	(13)	(29)	(42)
Time deposits	269	(928)	(659)
Other borrowings	187	(437)	(250)

Total	344	(1,722)	(1,378)

Interest differential	$(589)	$206	$(383)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)

Loan costs of $7,000 and loan fees of $73,000 during the three months ending June 30, 2009 and June 30, 2008, respectively, and loan fees of $3,000 and $183,000 during the six months ending June 30, 2009 and June 30, 2008, respectively, have been included in the interest income computation.

(3)

Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2009 and 35% for 2008.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

          The Company provided $3,800,000 for loan and lease losses for the second quarter of 2009 as compared to $190,000 for the second quarter of 2008. Net loan and lease losses for the three months ended June 30, 2009 were $1,881,000 or 1.84% (on an annualized basis) of average loans and leases as compared to $96,000 or 0.10% (on an annualized basis) of average loans and leases for the three months ended June 30, 2008. For the first six months of 2009, the Company made provisions for loan and lease losses of $5,029,000 and net loan and lease losses were $3,189,000 or 1.55% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $527,000 and net loan and lease losses of $299,000 for the first six months of 2008 or ..15% (on an annualized basis) of average loans and leases outstanding. The increase in the provision for loan and lease losses for 2009 results from a higher level of charged-off loans and leases and non-performing loans and leases, due mainly to the overall challenging economy in the Company’s market areas and the United States, overall. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

          Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Service charges on deposit accounts	$251	$169	$493	$354
Accounts receivable servicing fees	10	46	30	94
Gain on sale of securities	160	33	160	33
Merchant fee income	112	124	221	247
Income from residential lending	—	115	7	185
Bank owned life insurance	59	102	116	202
Other	57	50	132	109

Total noninterest income	$649	$639	$1,159	$1,224

          Noninterest income increased $10,000 (1.6%) to $649,000 for the three months ended June 30, 2009 as compared to $639,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, noninterest income decreased $65,000 (5.3%) to $1,159,000. The increase from the second quarter of 2008 to the second quarter of 2009 was primarily related to higher service charges on deposit accounts, which resulted from increased fees from overdrawn checking accounts (up $82,000 or 48.5%) and gain on sale of securities, which resulted from more volume (up $127,000 or 384.8%), offset by lower income from fees from accounts receivable servicing, which resulted from lower overall volume (down $36,000 or 78.3%); lower fees from residential lending, which resulted from lower volume (down $115,000); and lower income from bank owned life insurance, which resulted from lowers yields on the bank owned life insurance investments (down $43,000 or 42.2%).

          The decrease from the first six months of 2008 compared to the same period in 2009 was primarily related to lower income from fees from accounts receivable servicing (down $64,000 or 68.1%), lower income from fees on residential lending (down $178,000 or 962.2%), and lower income from bank owned life insurance (down $86,000 or 42.6%). The decrease was offset by an increase in higher service charges on deposit accounts (up $139,000 or 39.3%) and gain on sale of securities (up $127,000 or 384.8%).

Noninterest Expense

          Noninterest expense increased $597,000 (16.4%) to a total of $4,239,000 in the second quarter of 2009 versus $3,642,000 in the second quarter of 2008. Salary and employee benefit expense decreased $246,000 (11.9%) from $2,073,000 during the second quarter of 2008 to $1,827,000 during the second quarter of 2009. Most of this decrease resulted from a reduction in the number of full-time equivalent employees and a reduction in the Company’s performance-based incentive accrual. Average full-time equivalent employees dropped from 123 during the second quarter of 2008 to 119 during the second quarter of 2009. The incentive accrual decreased $151,000 or 91% from $166,000 for the second quarter of 2008 to $15,000 during the second quarter of 2009. On a quarter-over-quarter basis, occupancy expense decreased by $22,000 (6.0%) and furniture and equipment expense decreased $16,000 (8.0%). Other expense increased $581,000 (57.9%) to a total of $1,585,000 in the second quarter of 2008 compared to $1,004,000 in the second quarter of 2009. Much of this increase is related to an increase in costs associated with maintaining the Company’s other real estate owned (“OREO”). The total OREO expense in second quarter of 2009 was $441,000 compared to zero for the same period in 2008. The OREO expense in 2009 included $300,000 to establish a valuation allowance. The valuation allowance was established due to the continued weakness in the real estate market. In addition, FDIC insurance increased by $322,000 from $13,000 in the second quarter of 2008 to $335,000 in the second quarter of 2009. Included in this increase is approximately $253,000 accrued for the special assessment that is due to be paid to the FDIC on September 30, 2009. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the 2009 and 2008 second quarters were 61.8% and 50.1%, respectively.

          Noninterest expense for the six-month period ended June 30, 2009 was $7,840,000 versus $7,271,000 for the same period in 2008 for an increase of $569,000 (7.8%). Salaries and benefits expense decreased $395,000 (9.6%) from $4,094,000 for the six months ended June 30, 2008 to $3,699,000 for the same period in 2009. The decrease resulted from a reduction in the number of full-time equivalent employees and a reduction in the Company’s performance-based incentive accrual. Occupancy expense decreased $28,000 (3.8%) and furniture and equipment expense decreased $15,000 (3.8%). Other expense increased $1,007,000 (49.0%) from $2,057,000 for the six months ended June 30, 2008 to $3,064,000 for the same period in 2009. Much of this increase is related to an increase in costs associated with maintaining the Company’s OREO. The total OREO expense in 2009 was $567,000 compared to zero for the same period in 2008. In addition, FDIC insurance increased by $383,000 from $26,000 in 2008 to $409,000 in 2009. The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first six months of 2009 was 56.3% as compared to 50.4% in the same period of 2008.

(Benefit from) Provision for Income Taxes

          The Company recorded a benefit from Federal and State income taxes for the quarter ended June 30, 2009 of $668,000, resulting in an effective tax benefit rate of 48.7%, compared to tax provision expense of $1.2 million, or an effective tax rate of 38.1%, for the second quarter of 2008. The provision for Federal and State income taxes for the six months ended June 30, 2009 was $68,000, resulting in an effective tax rate of 10.5%, compared to $2,349,000, or an effective tax rate of 38.1%, for the same period in 2008. The lower effective tax rate in 2009 results from the Company realizing the benefits of tax free income related to such items as municipal bonds and bank owned life insurance against an overall lower amount of taxable income.

Balance Sheet Analysis

          The Company’s total assets were $551,810,000 at June 30, 2009 as compared to $563,157,000 at December 31, 2008, representing a decrease of $11,347,000 (2.0%). The average assets for the three months ended June 30, 2009 were $569,098,000, which represents a decrease of $6,729,000 or 1.2% compared to the balance of $575,827,000 during the three-month period ended June 30, 2008. The average assets for the six months ended June 30, 2009 were $573,322,000, which represents a decrease of $1,557,000 or 0.3% from the balance of $574,879,000 during the six-month period ended June 30, 2008. Although the overall decrease was slight, there was a positive shift from investment securities to loans. Average loans increased $5,862,000 (1.4%) from the second quarter of 2008 to the second quarter of 2009, while average investment securities decreased $22,248,000 (19.9%) during the same time period. The Company chose to utilize the proceeds from matured and pay downs of investment securities as a funding source for the growth in the loans.

Investment Securities

          The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on June 30, 2009 and December 31, 2008.

Table Five: Investment Securities Composition (dollars in thousands)
Available-for-sale (at fair value)	June 30, 2009	December 31, 2008

Debt securities:
Mortgage-backed securities	$37,505	$32,232
Obligations of states and political subdivisions	27,359	31,012
Corporate stock	87	90

Total available-for-sale investment securities	$64,951	$63,334

Held-to-maturity (at amortized cost)

Debt securities:
Mortgage-backed securities	$17,933	$24,365

Total held-to-maturity investment securities	$17,933	$24,365

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

Loans and Leases

          The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At June 30, 2009, these categories accounted for approximately 20%, 55%, 2%, 9%, 7%, 1%, 2% and 4%, respectively, of the Company’s loan portfolio. This mix was relatively unchanged compared to 22%, 52%, 2%, 12%, 6%, 1%, 2% and 3% at December 31, 2008. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $30 million in new loans during the first six months of 2009. Normal pay downs, loan chargeoffs, and loans transferred to OREO, resulted in an overall decrease in total loans and leases of $12,301,000 (3.9%) from December 31, 2008. Table Six below summarizes the composition of the loan portfolio as of June 30, 2009 and December 31, 2008.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	June 30, 2009	December 31, 2008	Change in dollars	Percentage change

Commercial	$82,799	$90,625	$(7,826)	(8.6)%
Real estate
Commercial	223,018	218,626	4,392	2.0%
Multi-family	8,091	8,938	(847)	(9.5)%
Construction	38,176	48,664	(10,488)	(21.6)%
Residential	27,738	24,706	3,092	12.3%
Lease financing receivable	4,390	4,475	(85)	(1.9)%
Agriculture	7,526	8,015	(489)	(6.1)%
Consumer	14,806	14,796	10	0.1%

Total loans and leases	406,544	418,845	(12,301)	(3.9)%
Deferred loan and lease fees, net	(595)	(571)	(24)
Allowance for loan and lease losses	(7,758)	(5,918)	(1,840)

Total net loans and leases	$398,191	$412,356	$(14,165)	(3.4)%

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

          Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan-to- value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans.

          “Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company does not have any such “subprime” loans at June 30, 2009.

Risk Elements

          The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, through active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio. In addition, the Company has taken actions to further strengthen its lending compliance management system in accordance with recommendations arising out of its 2008 compliance examination including, among other matters, enhancement of existing procedures for internal control of loan compliance functions such as maintenance of required levels of compliance training, increased monitoring of the compliance program, and identification of any compliance weaknesses. The Company is taking actions to further strengthen and improve its asset quality in accordance with recommendations arising out of its recently concluded 2009 regulatory examination including, among other matters, enhancement of existing procedures for appraisal and re-appraisals on loans, leases and other real estate owned, and problem loan identification, including identification of impaired loans and leases and identification of troubled debt restructured loans.

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

          The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rate and terms, vacancy rates, absorption and sale rates and capitalization rates; real estate values, supply and demand factors, and rates of return; operating expenses; inflation and deflation; and sufficiency of repayment sources independent of the real estate including, in some instances, personal guarantees.

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

          In management’s judgment, a concentration exists in real estate loans which represented approximately 73.1% of the Company’s loan and lease portfolio at June 30, 2009, up from 71.8% at December 31, 2008. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease loss at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

          At June 30, 2009, non-performing loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $20,946,000 or 5.16% of total loans and leases. The $20,946,000 in non-performing loans and leases is made up of thirty loans and five leases. Four of those loans and two of those leases totaling $7,040,000 are current (less than 30 days past due) pursuant to their original or modified terms. Non-performing loans and leases were $6,241,000 or 1.49% of total loans and leases at December 31, 2008.

          During the second quarter of 2009, twelve additional loans and leases in the amount of $16,274,000 were placed on non-performing status. Of these twelve loans, eight loans totaling $11,327,000 are real estate secured, three loans totaling $4,937,000 are secured by non-real estate assets, and there is one lease totaling $10,000. In addition, the Company has two leases totaling $49,000 that are over 90 days past due and still accruing interest as they are well secured and in the process of collection. The net interest due on nonaccrual loans and leases but excluded from interest income was $378,000 for the three months ended June 30, 2009, compared to $260,000 during the same period in 2008. The net interest due on nonaccrual loans and leases but excluded from interest income was $647,000 for the six months ended June 30, 2009, compared to $597,000 during the same period in 2008.

          There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of June 30, 2009. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2009, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2009 and December 31, 2008.

Table Seven: Non-Performing Loans

(dollars in thousands)	June 30, 2009	December 31, 2008

Past Due 90 days or more and still accruing
Commercial	$—	$—
Real estate	—	444
Lease financing receivable	49	22
Consumer and other	—	8

Nonaccrual
Commercial	5,070	261
Real estate	15,804	5,487
Lease financing receivable	23	19
Consumer and other	—	—

Total non-performing loans	$20,946	$6,241

Impaired Loans

          The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing impairment, the Company reviews all loans graded substandard or lower with outstanding principal balances in excess of $250,000. As of June 30, 2009, the recorded investment in loans and leases that were considered to be impaired totaled $34,459,000, which includes $19,830,000 in non-performing loans and leases and $14,629,000 in performing loans and leases. There were $1,116,000 in loans that were either 90-days past due and still accruing or non-performing but not considered impaired. Of the total impaired loans of $34,459,000, $24,372,000 was deemed to require no specific reserve and $10,087,000 was deemed to require a related valuation allowance of $2,899,000. As of December 31, 2008, the recorded investment in loans and leases that were considered to be impaired and were deemed to require specific reserves totaled $6,083,000 and had a related valuation allowance of $788,000. At June 30, 2009, there were twelve loans that were modified and are currently performing and considered troubled debt restructures totaling $8,638,000.

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

          The allowance for loan and lease losses totaled $7,758,000 or 1.91% of total loans and leases at June 30, 2009 compared to $5,918,000 or 1.41% of total loans and leases at December 31, 2008. The Company establishes general reserves in accordance with Statement of Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and specific reserves in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. Table Eight below summarizes, for the periods indicated, the activity in the ALLL.

Table Eight: Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands)	2009	2008	2009	2008

Average loans and leases outstanding	$410,959	$405,097	$414,347	$404,301

Allowance for loan and lease losses at beginning of period	$5,839	$6,017	$5,918	$5,883

Loans and leases charged off:
Commercial	(655)	(56)	(665)	(107)
Real estate	(1,203)	—	(2,496)	(150)
Lease financing receivable	(15)	(25)	(15)	(25)
Consumer	(23)	(20)	(30)	(27)

Total	(1,896)	(101)	(3,206)	(309)

Recoveries of loans and leases previously charged off:
Commercial	13	1	13	2
Real estate	1	—	1	—
Lease financing receivable	1	4	3	8
Consumer	—	—	—	—

Total	15	5	17	10

Net loans charged off	(1,881)	(96)	(3,189)	(299)
Additions to allowance charged to operating expenses	3,800	190	5,029	527

Allowance for loan and lease losses at end of period	$7,758	$6,111	$7,758	$6,111

Ratio of net (recoveries) charge-offs to average loans and leases outstanding (annualized)	1.84%	.10%	1.55%	.15%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	3.71%	.19%	2.45%	.26%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.91%	1.50%	1.91%	1.50%

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

Other Real Estate Owned

          At June 30, 2009, the Company had twelve other real estate owned (“OREO”) properties totaling $3,647,000 with a corresponding valuation allowance of $300,000. The valuation allowance was established due to the continued weakness in the real estate market. At December 31, 2008, the Company had three properties totaling $2,158,000 in OREO.

Deposits

          At June 30, 2009, total deposits were $449,609,000 representing an increase of $12,548,000 from the December 31, 2008 balance of $437,061,000. The Company’s deposit growth plan for 2009 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. The Company experienced increases in money market ($11,510,000 or 10.9%), savings ($4,119,000 or 12.3%), and time deposits of $1,774,000 (1.3%) and decreases in noninterest-bearing ($4,107,000 or 3.4%) and interest-bearing checking ($748,000 or 1.6%) during 2009.

Other Borrowed Funds

          Other borrowings outstanding as of June 30, 2009 and December 31, 2008, consist of advances (both long-term and short-term) from the Federal Home Loan Bank (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)

	June 30, 2009		December 31, 2008

	Amount	Rate	Amount	Rate

Short-term borrowings:

FHLB advances	$14,500	2.99%	$43,231	1.83%

Long-term borrowings:

FHLB advances	$21,500	2.39%	$14,000	3.19%

          The maximum amount of short-term borrowings at any month-end during the first two quarters of 2009 and 2008 was $69,448,000 and $42,544,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$ 14,500	$ 21,500
Maturity	2009 to 2010	2010 to 2014
Average rates	2.99%	2.39%

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

Capital Resources

          The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At June 30, 2009, shareholders’ equity was $62,276,000, representing a decrease of $1,171,000 (1.8%) from $63,447,000 at December 31, 2008. The decrease results from the cash dividends paid to shareholders and the decrease in other comprehensive income exceeding the net income for the period, the stock based compensation, and the proceeds from the exercise of stock options. The ratio of total risk-based capital to risk adjusted assets was 11.8% at June 30, 2009 and 11.5% at December 31, 2008. Tier 1 risk-based capital to risk-adjusted assets was 10.6% at June 30, 2009 and 10.4% at December 31, 2008.

          Table Ten below lists the Company’s actual capital ratios at June 30, 2009 and December 31, 2008 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios

Capital to Risk-Adjusted Assets	At June 30, 2009	At December 31, 2008	Minimum Regulatory Capital Requirements

Leverage ratio	8.2%	8.3%	4.00%

Tier 1 Risk-Based Capital	10.6%	10.2%	4.00%

Total Risk-Based Capital	11.8%	11.5%	8.00%

          Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and the American River Bank met all of their capital adequacy requirements as of June 30, 2009 and December 31, 2008.

          The Company filed an application with the U.S. Treasury to preserve its opportunity to participate in the Capital Purchase Program (“CPP”) and received approval of its application on November 21, 2008. However, the Board of Directors subsequently determined that participation in the CPP was not in the best interests of the Company and its shareholders after evaluation of the CPP and due diligence reviews of the CPP agreements and documentation including restrictions imposed upon the Company under the investment agreement and related documentation which could reduce investment returns to shareholders of participating bank holding companies and banks by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices, and consideration of various other factors including, but not limited to, capital raising alternatives and the condition of capital markets, the current and projected economic conditions in the Company’s market areas and the Unites States generally, the condition of the Company’s loan and investment portfolios and other financial factors, and with advice of such advisors as the Company’s Board of Directors deemed appropriate. The Company gave notice to the U.S. Treasury on January 20, 2009 of its intention not to participate in the CPP. The Company continues to evaluate the impact of the deteriorating economic conditions in the United States, California and in the Company’s operating markets relative to the inherent risks to its loan portfolio as borrowers are confronted with extraordinary economic circumstances of significant increases in unemployment and declines in the value of investments (including the value of residential and commercial real estate). The Company’s evaluation of such economic circumstances includes an assessment of its capital requirements in addition to loan reviews and analysis of the sufficiency of the allowance for loan and lease losses. The Company anticipates that it may be necessary to augment capital as a consequence of such economic circumstances in order to maintain safe and sound banking operations with appropriate capital ratios under applicable regulatory guidelines, which may include various forms of capital raising transactions and elimination of cash dividends and stock repurchases. Effective July 27, 2009, the Company temporarily suspended both the payment of cash dividends and the stock repurchases. See Part II, Item 2, for additional disclosure.

Inflation

          The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2009 and 2008.

Liquidity

          Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, borrowing arrangements with the FHLB, payments at maturity of short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2009 and December 31, 2008 were approximately $67,713,000 and $4,427,000 and $76,937,000 and $3,798,000, respectively. Such loan commitments relate primarily to revolving lines of credit, other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

          The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2009, consolidated liquid assets totaled $33.0 million or 6.0% of total assets compared to $41.3 million or 7.3% of total assets on December 31, 2008. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $52,000,000 with correspondent banks. At June 30, 2009, the Company had $52,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At June 30, 2009, the Bank could have arranged for up to $105,020,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2009, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $37,750,000, leaving $67,270,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. At June 30, 2009, the collateral value at the Federal Reserve Bank was $10,312,000. The Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

          The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2009 and December 31, 2008, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $72,140,000 and $80,735,000 at March 31, 2009 and December 31, 2008, respectively. As a percentage of net loans and leases these off-balance sheet items represent 18.1% and 19.6%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of June 30, 2009 and December 31, 2008

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon June 30, 2009	$ Change in NII from Current 12 Month Horizon December 31, 2008

Variation from a constant rate scenario
+200bp	$(323)	$(191)
- 200bp	$461	$540

          The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

          The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

          During the quarter ended June 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allowed for the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock. Each year the Company could repurchase up to 6.5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that could be repurchased under the plan represent shares eligible for the calendar year 2009. The repurchases under this plan can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors reserved the right to suspend, terminate, modify or cancel the repurchase programs at any time for any reason. The following table lists shares repurchased during the quarter and the maximum amount available to repurchase under the repurchase plan as of the dates noted.

			(c)	(d)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1 April 1 through April 30, 2009	None	N/A	None	376,498
Month #2 May 1 through May 31, 2009	None	N/A	None	376,498
Month #3 June 1 through June 30, 2009	None	N/A	None	376,498

Total	None	N/A	None

On July 27, 2009, the Company announced that the Board of Directors had temporarily suspended the stock repurchase program.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          The following are the voting results of the registrant’s annual meeting of the shareholders held on May 21, 2009:

PROPOSAL NO. 1: Election of Directors.

          The following Directors were elected to serve until the 2010 Annual Meeting of Shareholders and until their successors are duly elected and have qualified with the following vote tabulation:

          Directors elected to a one-year term expiring in 2009:

Dorene C. Dominguez:	FOR 4,930,103	AGAINST 0	ABSTAIN 80,983
Stephen H. Waks:	FOR 4,957,453	AGAINST 0	ABSTAIN 53,633
Michael A. Ziegler:	FOR 4,950,759	AGAINST 0	ABSTAIN 60,327
Charles D. Fite:	FOR 4,954,577	AGAINST 0	ABSTAIN 56,509
Robert J Fox:	FOR 4,957,226	AGAINST 0	ABSTAIN 53,860
Philip A. Wright:	FOR 4,947,453	AGAINST 0	ABSTAIN 63,633
Roger J. Taylor, D.D.S.:	FOR 4,616,171	AGAINST 0	ABSTAIN 394,915

PROPOSAL NO. 2: To authorize the issuance of preferred stock.

                    The proposal was ratified with the following vote tabulation:

FOR	3,351,252	AGAINST	418,602	ABSTAIN	116,684

PROPOSAL NO. 2: To ratify the appointment of Perry-Smith LLP as independent registered public accountants for the Company for the 2009 fiscal year.

                    The proposal was ratified with the following vote tabulation:

FOR	4,976,614	AGAINST	2,123	ABSTAIN	32,349

Item 5. Other Information.

          None.

Item 6. Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Commission on August 8, 2008.

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

(10.3)

Lease agreement between American River Bank and Marjorie Wood Taylor, Trustee of the Marjorie Wood-Taylor Trust, dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California (**) and Amendment No. 2 thereto dated May 14, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on May 15, 2009.

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

(10.23)

Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 16, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on June 18, 2009.

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

AMERICAN RIVER BANKSHARES

August 12, 2009	By: /s/ DAVID T. TABER

David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

August 12, 2009	By: /s/ MITCHELL A. DERENZO

Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page

3.1	Articles of Incorporation, as amended.	43

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	53

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	54

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	55