Form 10-Q
period 2009-09-30
AMERICAN RIVER BANKSHARES
filed 2009-11-06
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

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

Yes ☐     No ☒

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

          No par value Common Stock – 5,797,533 shares outstanding at November 5, 2009.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	September 30, 2009	December 31, 2008

ASSETS

Cash and due from banks	$54,304	$15,170
Interest-bearing deposits in banks	—	4,248
Investment securities:
Available-for-sale (amortized cost: 2009—$64,213; 2008—$62,661)	65,731	63,334
Held-to-maturity (fair value: 2009—$15,339; 2008—$24,889)	14,617	24,365
Loans and leases, less allowance for loan and lease losses of $7,572 at September 30, 2009 and $5,918 at December 31, 2008	387,316	412,356
Premises and equipment, net	2,168	2,115
Federal Home Loan Bank stock	3,922	3,922
Goodwill and other intangible assets	17,029	17,228
Other real estate owned	3,484	2,158
Accrued interest receivable and other assets	17,566	18,261

	$566,137	$563,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$118,418	$119,143
Interest-bearing	346,499	317,918

Total deposits	464,917	437,061

Short-term borrowings	17,000	43,231
Long-term borrowings	17,000	14,000
Accrued interest payable and other liabilities	3,334	5,418

Total liabilities	502,251	499,710

Commitments and contingencies

Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 5,797,533 shares at September 30, 2009 and 5,792,283 shares at December 31, 2008	47,625	47,433
Retained earnings	15,365	15,617
Accumulated other comprehensive income, net of taxes	896	397

Total shareholders’ equity	63,886	63,447

	$566,137	$563,157

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months		Nine months
For the periods ended September 30,	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$6,302	$7,283	$19,384	$21,472
Interest on Federal funds sold	—	1	—	9
Interest on deposits in banks	6	52	59	176
Interest and dividends on investment securities:
Taxable	635	984	2,046	2,946
Exempt from Federal income taxes	220	280	741	813
Dividends	—	4	5	18

Total interest income	7,163	8,604	22,235	25,434

Interest expense:
Interest on deposits	997	1,415	3,076	4,622
Interest on borrowings	238	447	874	1,333

Total interest expense	1,235	1,862	3,950	5,955

Net interest income	5,928	6,742	18,285	19,479

Provision for loan and lease losses	1,001	381	6,030	908

Net interest income after provision for loan and lease losses	4,927	6,361	12,255	18,571

Noninterest income:
Service charges on deposit accounts	269	191	762	546
Gain on sale of securities	93	93	253	126
Other noninterest income	235	162	741	998

Total noninterest expense	597	446	1,756	1,670

Noninterest expense:
Salaries and employee benefits	1,780	2,097	5,479	6,191
Occupancy	342	376	1,044	1,106
Furniture and equipment	190	186	565	576
Federal Deposit Insurance Corporation assessments	166	36	575	63
Other expense	1,790	999	4,445	3,029

Total noninterest expense	4,268	3,694	12,108	10,965

Income before provision for income taxes	1,256	3,113	1,903	9,276

Provision for income taxes	429	1,182	497	3,531

Net income	$827	$1,931	$1,406	$5,745

Basic earnings per share	$0.14	$0.33	$0.24	$0.99

Diluted earnings per share	$0.14	$0.33	$0.24	$0.98

Cash dividends per share	$—	$0.14	$0.29	$0.43

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total	Total
	Common Stock		Retained	Comprehensive	Shareholders’	Comprehensive

(dollars in thousands)	Shares	Amount	Earnings	Income	Equity	Income

Balance, January 1, 2008	5,590,277	$45,668	$14,204	$101	$59,973

Comprehensive income:
Net income			7,571		7,571	$7,571
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				296	296	296

Total comprehensive income						$7,867

Cash dividends ($0.57 per share)			(3,317)		(3,317)
Fractional shares redeemed for stock dividend		(10)			(10)
5% stock dividend	275,048	2,841	(2,841)
Stock options exercised and related tax benefit	37,258	354			354
Stock option compensation expense		290			290
Retirement of common stock	(110,300)	(1,710)			(1,710)

Balance, December 31, 2008	5,792,283	47,433	15,617	397	63,447

Comprehensive income:
Net income			1,406		1,406	$1,406
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				499	499	499

Total comprehensive income						$1,905

Cash dividends ($0.29 per share)			(1,658)		(1,658)
Stock options exercised and related tax benefit	5,250	34			34
Stock option compensation expense		158			158

Balance, September 30, 2009	5,797,533	$47,625	$15,365	$896	$63,886

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,	2009	2008

Cash flows from operating activities:
Net income	$1,406	$5,745
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,030	908
Increase in deferred loan origination fees, net	71	23
Depreciation and amortization	622	612
Gain on sale and call of investment securities	(253)	(126)
Impairment of investment securities	—	232
Amortization of investment security premiums and discounts, net	219	104
Provision for accounts receivable servicing receivable allowance for losses	(147)	—
Increase in cash surrender value of life insurance policies	(179)	(306)
Stock option compensation expense	158	216
Tax benefit from exercise of stock options	(12)	(85)
Loss on sale/write-down of other real estate owned	1,058	—
(Increase) decrease in accrued interest receivable and other assets	(602)	1,106
Decrease in accrued interest payable and other liabilities	(2,084)	(657)

Net cash provided by operating activities	6,287	7,772

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	9,235	24,225
Proceeds from matured and called available-for-sale investment securities	2,184	12,495
Purchases of available-for-sale investment securities	(22,581)	(29,629)
Proceeds from principal repayments for available-for-sale investment securities	9,602	6,786
Proceeds from principal repayments for held-to-maturity investment securities	9,790	8,162
Net decrease in interest-bearing deposits in banks	4,248	10
Net decrease (increase) in loans	14,494	(27,582)
Proceeds from sale of other real estate	2,086	61
Net decrease in accounts receivable servicing receivables	1,288	356
Capitalized additions to other real estate owned	(24)	—
Purchases of equipment	(476)	(443)
Net increase in FHLB stock	—	(1,090)

Net cash provided by (used in) investing activities	29,846	(6,649)

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,	2009	2008

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$20,452	$(23,989)
Net increase in time deposits	7,404	4,249
Net (decrease) increase in short-term borrowings	(26,231)	5,270
Net increase in long-term borrowings	3,000	16,500
Payment of cash dividends	(1,658)	(2,499)
Cash paid to repurchase common stock	—	(1,661)
Exercise of stock options	22	235
Tax benefit from exercise of stock options	12	85

Net cash provided by (used in) financing activities	$3,001	$(1,810)

Increase (decrease) in cash and cash equivalents	39,134	(687)

Cash and cash equivalents at beginning of year	15,170	17,945

Cash and cash equivalents at end of period	$54,304	$17,258

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at September 30, 2009 and December 31, 2008, and the results of its operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and its cash flows for the nine-month periods ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 annual report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2009 may not necessarily be indicative of the operating results for the full year.

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

Management has determined that since all of the banking products and services offered by the Company are available in each branch office of American River Bank, all branch offices are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate all of the branch offices and report them as a single operating segment. No client accounts for more than ten percent (10%) of revenues for the Company or American River Bank.

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

Stock Option Compensation

There were no stock options granted during the three-month periods ended September 30, 2009 and 2008. The weighted average grant date fair value of options granted for the nine-month periods ended September 30, 2009 and 2008 was $0.80 and $2.75, respectively. For the three-month periods ended September 30, 2009 and 2008, the compensation cost recognized for stock option compensation was $52,000 and $74,000, respectively. For the nine-month periods ended September 30, 2009 and 2008, the compensation cost recognized for stock option compensation was $158,000 and $216,000, respectively. The recognized tax benefit for stock option compensation expense was $14,000 and $9,000, for the three-month periods ended September 30, 2009 and 2008, respectively. The recognized tax benefit for stock option compensation expense was $41,000 and $27,000, for the nine-month periods ended September 30, 2009 and 2008, respectively.

At September 30, 2009, the total compensation cost related to nonvested awards not yet recorded is expected to be $435,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 2.7 years.

Stock Option Activity

A summary of option activity under the stock option plan as of September 30, 2009 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	338,295	$18.67	5.7 years	$31
Granted	62,003	$8.50	9.8 years	—
Exercised	(5,250)	$4.10	—	—
Cancelled	(13,607)	$20.27	—	—

Outstanding at September 30, 2009	381,441	$17.20	7.0 years	$131

Exercisable at September 30, 2009	200,428	$18.24	5.8 years	$—

The intrinsic value was derived from the market price of the Company’s common stock of $7.70 as of September 30, 2009.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $71,019,000 and standby letters of credit of approximately $3,549,000 at September 30, 2009. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2009 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at September 30, 2009 or September 30, 2008.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,797,533 and 5,796,533 shares for the three-month and nine-month periods ended September 30, 2009, and 5,802,987 and 5,817,853 shares for the three-month and nine-month periods ended September 30, 2008). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (62,003 and 51,422 shares for the three-month and nine-month periods ended September 30, 2009 and 5,527 and 17,577 shares for the three-month and nine-month periods ended September 30, 2008). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income (loss). Other comprehensive income (loss) net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $733,000 and $499,000, respectively, for the three-month and nine-month periods ended September 30, 2009 and $(374,000) and $(511,000), respectively, for the three-month and nine-month periods ended September 30, 2008. Comprehensive income was $1,560,000 and $1,905,000, respectively, for the three-month and nine-month periods ended September 30, 2009 and $1,557,000 and $5,234,000, respectively, for the three-month and nine-month periods ended September 30, 2008. Reclassification adjustments resulting from realized gains or loss on sale of investment securities were $93,000 and $252,000 for the three and nine-month periods ending September 30, 2009, respectively, and for both the three and nine month periods ending September 30, 2008 included gains on sale of $93,000 and an impairment loss of $233,000.

6. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at September 30, 2009 and December 31, 2008 consisted of the following (dollars in thousands):

	September 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-Sale
Debt securities:
Mortgage-backed securities	$41,863	$893	$(94)	$42,662
Obligations of states and political subdivisions	22,268	775	(66)	22,977
Equity securities:
Corporate stock	82	16	(6)	92

	$64,213	$1,684	$(166)	$65,731

	December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Mortgage-backed securities	$32,073	$392	$(233)	$32,232
Obligations of states and political subdivisions	30,506	666	(160)	31,012
Equity securities:
Corporate stock	82	11	(3)	90

	$62,661	$1,069	$(396)	$63,334

Net unrealized gains on available-for-sale investment securities totaling $1,518,000 were recorded, net of $622,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2009. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the period ended September 30, 2009 totaled $9,235,000 and $253,000, respectively. There were no transfers of available-for-sale investment securities for the period ended September 30, 2009.

During 2008, management determined that one equity security (FNMA Preferred Stock) had a loss considered to be other-than-temporary and the Company recorded an impairment charge of $245,000. The security had a remaining balance of $5,000 at September 30, 2009 and December 31, 2008.

Net unrealized gains on available-for-sale investment securities totaling $673,000 were recorded, net of $276,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2008. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2008 totaled $25,680,000 and $126,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2008.

	September 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-Maturity
Debt securities:
Mortgage-backed securities	$14,617	$722	$—	$15,339

December 31, 2008

		Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Mortgage-backed securities	$24,365	$532	$(8)	$24,889

There were no sales of held-to-maturity investment securities for the periods ended September 30, 2009 and December 31, 2008 and no transfers of held-to-maturity investment securities for the periods ended September 30, 2009 and December 31, 2008.

Investment securities with unrealized losses at September 30, 2009 and December 31, 2008 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2009

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale
Debt securities:
Mortgage-backed securities	$7,461	$(26)	$2,884	$(68)	$10,345	$(94)
Obligations of states and political subdivisions	763	(3)	1,892	(63)	2,655	(66)
Corporate stock	7	(3)	2	(3)	9	(6)

	$8,231	$(32)	$4,778	$(134)	$13,009	$(166)

There were no held-to-maturity investment securities with unrealized losses as September 30, 2009.

The amortized cost and estimated fair value of investment securities at September 30, 2009 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$4,388	$4,344
After one year through five years	7,587	7,807
After five years through ten years	5,018	5,252
After ten years	5,275	5,574

	22,268	22,977
Investment securities not due at a single maturity date:
Mortgage-backed securities	41,863	42,662	$14,617	$15,399
Corporate stock	82	92

	$64,213	$65,731	$14,617	$15,399

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale

Debt securities:
Mortgage-backed securities	$8,810	$(233)	$2,049		$10,859	$(233)
Obligations of states and political subdivisions	5,628	(118)	724	$(42)	6,352	(160)
Corporate stock	5	(3)			5	(3)

	$14,443	$(354)	$2,773	$(42)	$17,216	$(396)

Held-to-Maturity

Debt securities:
Mortgage-backed securities	$633	$(1)	$489	$(7)	$1,122	$(8)

At September 30, 2009, the Company held 152 securities of which 11 were in a loss position for less than twelve months and 8 were in a loss position for twelve months or more. Of the 19 securities 9 are corporate stocks, 7 are mortgage backed securities and 3 are obligations of states and political subdivisions. At December 31, 2008, the Company held 165 securities of which 26 were in a loss position for less than twelve months and 3 were in a loss position for twelve months or more. Of the 29 securities 13 are mortgage backed securities, 10 are obligations of states and political subdivisions and 6 are corporate stocks.

The unrealized loss on the Company’s investments mortgage-backed securities and obligations of states and political subdivisions is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, management does not consider these investments to be other-than-temporarily impaired.

7. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At September 30, 2009 and December 31, 2008, the recorded investment in nonperforming loans and leases was approximately $18,023,000 and $6,241,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. At September 30, 2009, the recorded investment in loans and leases that were considered to be impaired totaled $39,511,000, which includes $16,807,000 in nonperforming loans and leases and $22,705,000 in performing loans and leases. There was $1,217,000 in loans and leases that were nonperforming but not considered for impairment. Of the total impaired loans of $39,511,000, loans totaling $26,612,000 were deemed to require no specific reserve and loans totaling $12,950,000 were deemed to require a related valuation allowance of $3,161,000. At December 31, 2008, the recorded investment in loans and leases that were considered to be impaired and were deemed to require specific reserves totaled $6,083,000 and had a related valuation allowance of $788,000. If interest had been accruing on the nonperforming loans, such income would have approximated $904,000 and $513,000 for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009 and December 31, 2008, the recorded investment in other real estate owned (“OREO”) was approximately $3,484,000 and $2,158,000, respectively. For the nine months ended September 30, 2009, the Company transferred property from fifteen loans in the amount of $5,013,000 to OREO, sold three properties with balances of $2,078,000, recorded $1,021,000 in writedowns of OREO in other noninterest expense, and adjusted the balances through charges to the allowance for loan and lease losses or capital improvements in the amount of $588,000. The September 30, 2009 balance of OREO of $3,484,000 consists of fifteen properties with the largest property representing $764,000, that was sold for a slight gain in October 2009. Nonperforming loans and leases and OREO at September 30, 2009 and December 31, 2008 are summarized as follows:

(in thousands)	September 30, 2009	December 31, 2008

Nonaccrual loans and leases	$18,023	$5,767
Loans and leases past due 90 days and accruing interest	—	474
Other real estate owned	3,484	2,158
Total nonperforming assets	$21,507	$8,399

Nonperforming loans and leases to total loans and leases	4.56%	1.49%
Total nonperforming assets to total assets	3.80%	1.49%

8. BORROWING ARRANGEMENTS

At September 30, 2009, the Company had a $10,000,000 unsecured short-term borrowing arrangement with one of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2009 or December 31, 2008.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $34,000,000 were outstanding from the FHLB at September 30, 2009, bearing interest rates ranging from 1.60% to 3.78% and maturing between October 28, 2009 and January 13, 2014. Advances totaling $57,231,000 were outstanding from the FHLB at December 31, 2008, bearing interest rates ranging from 0.05% to 3.78% and maturing between January 2, 2009 and August 22, 2011. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2009 and December 31, 2008 totaled $59,367,000 and $60,012,000, respectively. In addition, during 2008 the Company entered into a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Collateral value at September 30, 2009 and December 31, 2008 was $8,490.000 and $935,000, respectively. There were no advances outstanding as of September 30, 2009 and December 31, 2008.

9. INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision (benefit from) for income taxes.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three and nine-month periods ended September 30, 2009.

10. FAIR VALUE MEASUREMENT

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2009		December 31, 2008

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:

Cash and cash equivalents	$54,304	$54,304	$15,170	$15,170
Interest-bearing deposits in banks	—	—	4,248	4,249
Investment securities	80,348	81,070	87,699	88,223
Loans and leases, net	387,316	381,003	412,356	407,725
FHLB stock	3,922	3,922	3,922	3,922
Accounts receivable servicing receivables	95	95	1,236	1,236
Accrued interest receivable	1,955	1,955	2,265	2,265
Cash surrender value of life insurance policies	10,675	10,675	10,496	10,496

Financial liabilities:

Deposits	$464,917	$465,683	$437,061	$438,160
Short-term borrowings	17,000	17,000	43,231	42,231
Long-term borrowings	17,000	17,594	14,000	14,599
Accrued interest payable	296	296	462	462

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at September 30, 2009 and December 31, 2008:

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

Commitments to extend credit: The fair value of commitments is based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at September 30, 2009 and December 31, 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(dollars in thousands)
		Fair Value Measurements at September 30, 2009 Using

Description	Fair Value September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$65,731	$19	$65,712	$—

Total	$65,731	$19	$65,712	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$12,950	$—	$11,352	$1,598
Other real estate owned	3,484	—	3,484	—

Total	$16,434	$—	$14,836	$1,598

Changes in balances of recurring items valued using significant unobservable inputs (level 3) for available-for-sale securities and impaired loans are as follows:

(dollars in thousands)	Balance as of January 1, 2009	Transfers In (Out)	Unrealized Gains (Losses)	Realized Gains (Losses)	Balance as of September 30, 2009

Securities	$2,049	$(2,049)	$—	$—	$—
Impaired loans	—	1,598	—	—	1,598

Total	$2,049	$(451)	$—	$—	$1,598

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

Other real estate owned - Other real estate owned (“OREO”) represents real estate which the Company has title to in partial or full satisfaction of loans. At or near the time of foreclosure the Company obtains an appraisal and the OREO is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis. The value of the OREO properties is periodically assessed by performing a property valuation, which could include a full or partial appraisal.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 29, 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim or annual reporting periods ending after September 15, 2009. The Company has made the appropriate changes to GAAP references in our financial statements. The adoption did not have a material impact on the Company’s financial statements taken as a whole.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the fourth quarter of 2009. We are assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

12. OTHER MATTERS

As a result of a regularly scheduled and recently concluded FDIC examination, management expects to informally agree with the FDIC and the California Department of Financial Institutions to take actions to further strengthen and improve asset quality including, among other things: enhancing existing appraisal policies, allowance and problem loan identification policies and procedures, including identification of impaired loans and leases and identification of troubled debt restructured loans; reducing the level of classified assets; maintaining certain capital ratios; and requesting regulatory approval prior to paying any cash dividends. We do not expect these actions to significantly change our business strategy in any material respect.

13. SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 was effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred from September 30, 2009 to November 5, 2009 (the filing date), the date the Company issued these financial statements.

The Company has a loan for approximately $2.5 million, secured by the assignment of a note and deed of trust covering approximately 8 acres in the City of Sacramento previously zoned as a mobile home park, and rezoned to residential and commercial use. The loan was on nonaccrual status as of September 30, 2009.

Management is currently working with the borrower and evaluating its options for repayment of the loan and has ordered an appraisal of the underlying collateral and expects this valuation of the property to be completed in the fourth quarter of 2009. A possible outcome could be an impairment charge on a portion of the $2.5 million loan in an amount that is not yet precisely known, but which management estimates could result in an increase in the provision expense for the allowance for loan and lease losses in the fourth quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2008 and September 30, 2009 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2009 and 2008. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis.

          Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•

the duration of financial and economic volatility and decline and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system;

•

the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

•	variances in the actual versus projected growth in assets and return on assets;
•	potential continued or increasing loan and lease losses;
•	potential increasing levels of expenses associated with resolving nonperforming assets as well as regulatory changes;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	potential declines in fee and other noninterest income earned associated with economic factors as well as regulatory changes;
•

general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;

•	changes in the regulatory environment including government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing and other operational systems failures or fraud;
•	potential continued decline in real estate values in our operating markets;
•

the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications;

•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•

the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and

•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.

          The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Current Report of Form 8-K, filed with the Securities and Exchange Commission on October 26, 2009, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

Allowance for Loan and Lease Losses

          The allowance for loan and lease losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) “Accounting for Contingencies,” which requires that losses be accrued when it is probable that a loss has occurred at the balance sheet date and such loss can be reasonably estimated; and (2) “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Stock-Based Compensation

          The Company recognizes compensation expense in an amount equal to the fair value of the share-based payments such as stock options granted to employees. The Company records compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that were outstanding on January 1, 2006 and for all awards granted after that date as they vest. The fair value of each option is estimated on the date of grant and amortized over the service period using an option-pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and the risk-free interest rate.

Goodwill

          Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branch offices constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company performed an evaluation of the goodwill, recorded as a result of the Bank of Amador acquisition, during the fourth quarter of 2008 and determined that there was no impairment. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

Fair Value

          Effective January 1, 2008, the Company adopted the accounting principles of “Fair Value Measurements,” which among other things, requires enhanced disclosures about financial instruments carried at fair value. “Fair Value Measurements” establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

General Development of Business

          The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 116 full-time employees as of September 30, 2009.

          The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (the “Bank”), and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

          American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. The Bank operates: (1) five full service offices in Sacramento and Placer Counties including the head office located at 1545 River Park Drive, Suite 107, Sacramento, and branch offices located at 520 Capitol Mall, Suite 100, Sacramento, 9750 Business Park Drive, Sacramento, 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville, (2) three full service offices in Sonoma County located at 412 Center Street, Healdsburg, 8733 Lakewood Drive, Windsor, and 90 South E Street, Suite 110, Santa Rosa, operated under the name “North Coast Bank, a division of American River Bank,” and (3) ) three full service offices in Amador County located at 422 Sutter Street, Jackson, 26395 Buckhorn Ridge Drive, Pioneer, and 66 Main Street, Ione, operated under the name “Bank of Amador, a division of American River Bank.” North Coast Bank was acquired by the Company in 2000 as a separate bank subsidiary and was merged with and into American River Bank in 2003. The Company acquired Bank of Amador in 2004 and was merged with and into American River Bank.

          The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is also participating in the FDIC Transaction Account Guarantee Program (the “TAGP”). Under the TAGP, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account through June 30, 2010. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. FDIC insurance coverage and assessments are discussed under “Item 1A--Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2009. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. The Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. The Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and revolving credit loans and offers other customary banking services. The Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment. The Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2009, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

          The Company recorded a net income of $827,000 for the quarter ended September 30, 2009, which was $1,104,000 (57.2%) below the $1,931,000 net income reported for the same period of 2008. Diluted earnings per share for the third quarter of 2009 were $0.14, compared to diluted earnings per share of $0.33 recorded in the third quarter of 2008. The return on average equity (ROAE) and the return on average assets (ROAA) for the third quarter of 2009 were 5.22% and 0.59%, respectively, as compared to 12.51% and 1.32%, respectively, for the same period in 2008.

          Net income for the nine months ended September 30, 2009 and 2008 was $1,406,000 and $5,745,000, respectively, with diluted earnings per share of $.24 and $.98, respectively. For the first nine months of 2009, ROAE was 2.96% and ROAA was 0.33% compared to 12.63% and 1.33%, respectively, for the same period in 2008.

          Total assets of the Company increased by $2,980,000 (0.5%) from $563,157,000 at December 31, 2008 to $566,137,000 at September 30, 2009. Net loans totaled $387,316,000 at September 30, 2009, down $25,040,000 (6.1%) from $412,356,000 at December 31, 2008. Deposit balances at September 30, 2009 totaled $464,917,000, up $27,856,000 (6.4%) from $437,061,000 at December 31, 2008.

          Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components):

Table One: Components of Net Income

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008

Net interest income*	$5,999	$6,834	$18,526	$19,744
Provision for loan and lease losses	(1,001)	(381)	(6,030)	(908)
Noninterest income	597	446	1,756	1,670
Noninterest expense	(4,268)	(3,694)	(12,108)	(10,965)
Provision for income taxes	(429)	(1,182)	(497)	(3,531)
Tax equivalent adjustment	(71)	(92)	(241)	(265)

Net income	$827	$1,931	$1,406	$5,745

Average total assets	$559,450	$581,851	$568,649	$577,220
Net income (annualized) as a percentage of average total assets	0.59%	1.32%	0.33%	1.33%

*  Fully taxable equivalent basis (FTE)

          The Company ended the third quarter of 2009 with a Tier 1 capital ratio of 11.1% and a total risk-based capital ratio of 12.3% compared to 10.2% and 11.5%, respectively, at December 31, 2008.

Results of Operations

Net Interest Income and Net Interest Margin

          Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 4.91% for the three months ended September 30, 2009, 5.14% for the three months ended September 30, 2008, 4.96% for the nine months ended September 30, 2009 and 5.02% for the nine months ended September 30, 2008.

          The fully taxable equivalent interest income component for the third quarter of 2009 decreased $1,462,000 (16.8%) to $7,234,000 compared to $8,696,000 for the three months ended September 30, 2008. The decrease in the fully taxable equivalent interest income for the third quarter of 2009 compared to the same period in 2008 is broken down by rate (down $842,000) and volume (down $620,000). The rate decrease can be attributed to decreases implemented by the Company during 2007 and 2008 in response to the Federal Reserve Board decreases in the Federal funds and discount rates. Decreases by the Federal Reserve Board have resulted in ten rate drops totaling 500 basis points since September 2007. In addition, interest forgone on nonaccrual loans in 2009 increased when compared to 2008. Interest income forgone on nonaccrual loans was approximately $373,000 during the third quarter of 2009 compared to a recovery of $84,000 during the third quarter of 2008. The overall decreasing interest rate environment and the negative effect of the higher nonaccrual loans resulted in a 62 basis point decrease in the yield on average earning assets from 6.54% for 2008 to 5.92% for 2009. The volume decrease occurred due to an 8.4% decrease in average earning assets. The overall decrease in the average assets balance during that time period is mainly related to a decrease in loans and leases and investment securities balances. Loan and lease balances are down as the overall production for new loans is down. The investment securities balances are lower as the Company implemented a strategy to use the proceeds from principal reductions and maturing investment securities to provide funding for a decrease in average deposits and to increase average noninterest-bearing cash balances. The increase in cash balances was used to bolster liquidity during an unsettling time in the banking environment. As deposit balances began to increase, as was the case in the third quarter of 2009, the Company began to use these proceeds to reduce the amount of other borrowings and invest in low credit risk GNMA securities.

          This strategy to reduce the average balances on investment securities resulted in a 22.9% decrease in investment securities from $109,371,000 during the third quarter of 2008 to $84,371,000 during the third quarter of 2009, while average noninterest-bearing cash balances increased $21,802,000 or 113.4% from $19,224,000 during the third quarter of 2008 to $41,026,000 during the third quarter of 2009.

          Total fully taxable equivalent interest income for the nine months ended September 30, 2009 decreased $3,223,000 (12.5%) to $22,476,000 compared to $25,699,000 for the nine months ended September 30, 2008. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2009 over the same period in 2008 resulted from decreases in rate (down $2,352,000) and a decrease in volume (down $871,000). Average earning assets decreased $25,274,000 (4.8%) during the first nine months of 2009 as compared to the same period in 2008. Average loan balances increased $1,702,000 (0.4%) during that same period, average investment securities balances decreased $23,651,000 (21.1%) and average noninterest-bearing cash balances increased $14,505,000 (75.9%)

          Interest expense was $627,000 (33.7%) lower in the third quarter of 2009 versus the prior year period. The average balances of interest-bearing liabilities were $13,848,000 (3.6%) lower in the third quarter of 2009 versus the same quarter in 2008. The lower balances accounted for a $94,000 decrease in interest expense. Average borrowings decreased $28,880,000 (44.8%) from $64,423,000 during the third quarter of 2008 to $35,543,000 during the third quarter of 2009. The decrease in borrowings was partially offset by an increase in time deposits. Average time deposits were up $15,282,000 (12.4%) as the Company was able to bring in some lower cost time deposits. The average cost of time deposits dropped 117 basis points from 2.79% in the third quarter of 2008 to 1.62% in the third quarter of 2009. Decreased rates accounted for a $533,000 reduction in interest expense for the three-month period ended September 30, 2009. The decrease in rates is a direct result of the lower overall rate environment. Rates paid on interest-bearing liabilities decreased 60 basis points from the third quarter of 2008 to the third quarter of 2009 from 1.91% to 1.31%.

          Interest expense was $2,005,000 (33.7%) lower in the nine-month period ended September 30, 2009 versus the prior year period. The average balances on interest-bearing liabilities were $1,330,000 (0.3%) higher in the nine-month period ended September 30, 2009 compared to the same period in 2008. The higher balances, especially in the level of average time deposits accounted for a $220,000 increase in interest expense. This increase was offset by lower rates, which accounted for a $2,225,000 decrease in interest expense for the nine-month period. Rates paid on interest-bearing liabilities decreased 70 basis points from the first nine months of 2008 to the first nine months of 2009 from 2.08% to 1.38%.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended September 30,	2009			2008

(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$399,739	$6,302	6.25%	$414,492	$7,283	6.99%
Taxable investment securities	62,845	635	4.01%	81,101	984	4.83%
Tax-exempt investment securities (2)	21,494	291	5.37%	28,101	371	5.25%
Corporate stock (2)	32	—	—	169	5	11.77%
Federal funds sold	—	—	—	177	1	2.25%
Interest-bearing deposits in banks	570	6	4.18%	4,941	52	4.19%

Total earning assets	484,680	7,234	5.92%	528,981	8,696	6.54%

Cash & due from banks	41,026			19,224
Other assets	41,763			39,822
Allowance for loan & lease losses	(8,019)			(6,176)

	$559,450			$581,851

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$164,654	366	0.88%	$162,985	454	1.11%
Savings	35,879	64	0.71%	37,798	95	1.00%
Time deposits	138,836	567	1.62%	123,554	866	2.79%
Other borrowings	35,543	238	2.66%	64,423	447	2.76%

Total interest-bearing liabilities	374,912	1,235	1.31%	388,760	1,862	1.91%

Noninterest-bearing demand deposits	117,594			125,905
Other liabilities	4,125			5,770

Total liabilities	496,631			520,435
Shareholders’ equity	62,819			61,416

	$559,450			$581,851

Net interest income & margin (3)		$5,999	4.91%		$6,834	5.14%

(1)	Loan interest includes loan fees of $6,000 and $47,000 during the three months ending September 30, 2009 and September 30, 2008, respectively.
(2)

Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2009 and 35% for 2008.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in quarter (92) and annualized to actual days in year (365 days in 2009 and 366 days in 2008).

Nine Months Ended September 30,	2009			2008

(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$409,425	$19,384	6.33%	$407,723	$21,472	7.03%
Taxable investment securities	63,679	2,046	4.30%	84,148	2,946	4.68%
Tax-exempt investment securities (2)	24,468	981	5.36%	27,463	1,074	5.22%
Corporate stock (2)	29	6	27.66%	216	22	13.61%
Federal funds sold	14	—	—	541	9	2.22%
Interest-bearing deposits in banks	2,144	59	3.68%	4,942	176	4.76%

Total earning assets	499,759	22,476	6.01%	525,033	25,699	6.54%

Cash & due from banks	33,611			19,106
Other assets	41,948			39,136
Allowance for loan & lease losses	(6,669)			(6,055)

	$568,649			$577,220

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$156,950	1,007	0.86%	$166,744	1,522	1.22%
Savings	33,907	172	0.68%	36,671	245	0.89%
Time deposits	137,464	1,897	1.85%	121,475	2,855	3.14%
Other borrowings	55,646	874	2.10%	57,747	1,333	3.09%

Total interest-bearing liabilities	383,967	3,950	1.38%	382,637	5,955	2.08%

Noninterest-bearing demand deposits	115,769			127,601
Other liabilities	5,338			6,211

Total liabilities	505,074			516,449
Shareholders’ equity	63,575			60,771

	$568,649			$577,220

Net interest income & margin (3)		$18,526	4.96%		$19,744	5.03%

(1)	Loan interest includes loan fees of $8,000 and $229,000 during the nine months ending September 30, 2009 and September 30, 2008, respectively.
(2)

Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2009 and 35% for 2008.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in period (273 days in 2009 and 274 days in 2008) and annualized to actual days in year (365 days in 2009 and 366 days in 2008).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended September 30, 2009 over 2008 (dollars in thousands)
Increase (decrease) due to change in:
	Volume	Rate (4)	Net Change

Interest-earning assets:
Net loans (1)(2)	$(260)	$(721)	$(981)
Taxable investment securities	(222)	(127)	(349)
Tax exempt investment securities (3)	(87)	7	(80)
Corporate stock	(4)	(1)	(5)
Federal funds sold	(1)	—	(1)
Interest-bearing deposits in banks	(46)	—	(46)

Total	(620)	(842)	(1,462)

Interest-bearing liabilities:
Interest checking and money market	5	(93)	(88)
Savings deposits	(5)	(26)	(31)
Time deposits	107	(406)	(299)
Other borrowings	(201)	(8)	(209)

Total	(94)	(533)	(627)

Interest differential	$(526)	$(309)	$(835)

Nine Months Ended September 30, 2009 over 2008 (dollars in thousands)
Increase (decrease) due to change in:
	Volume	Rate (4)	Net Change

Interest-earning assets:
Net loans (1)(2)	$90	$(2,178)	$(2,088)
Taxable investment securities	(716)	(184)	(900)
Tax exempt investment securities (3)	(117)	24	(93)
Corporate stock	(19)	3	(16)
Federal funds sold	(9)	—	(9)
Interest-bearing deposits in banks	(100)	(17)	(117)

Total	(871)	(2,352)	(3,223)

Interest-bearing liabilities:
Interest checking and money market	(89)	(426)	(515)
Savings deposits	(18)	(55)	(73)
Time deposits	375	(1,333)	(958)
Other borrowings	(48)	(411)	(459)

Total	220	(2,225)	(2,005)

Interest differential	$(1,091)	$(127)	$(1,218)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)

Loan fees of $6,000 and $47,000 during the three months ending September 30, 2009 and September 30, 2008, respectively, and loan fees of $8,000 and $229,000 during the nine months ending September 30, 2009 and September 30, 2008, respectively, have been included in the interest income computation.

(3)

Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2009 and 35% for 2008.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

          The Company provided $1,001,000 for loan and lease losses for the third quarter of 2009 as compared to $381,000 for the third quarter of 2008. Net loan and lease losses for the three months ended September 30, 2009 were $1,187,000 or 1.18% (on an annualized basis) of average loans and leases as compared to $309,000 or 0.30% (on an annualized basis) of average loans and leases for the three months ended September 30, 2008. For the first nine months of 2009, the Company made provisions for loan and lease losses of $6,030,000 and net loan and lease losses were $4,376,000 or 1.43% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $908,000 and net loan and lease losses of $608,000 for the first nine months of 2008 or 0.20% (on an annualized basis) of average loans and leases outstanding. The increase in the provision for loan and lease losses for 2009 results from a higher level of charged-off loans and leases and nonperforming loans and leases, due mainly to the overall challenging economy in the Company’s market areas and the United States, overall. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

          Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Service charges on deposit accounts	$269	$192	$762	$546
Accounts receivable servicing fees	3	40	33	134
Gain on sale of securities	93	93	253	126
Merchant fee income	108	123	329	370
Income from residential lending	—	72	7	257
Bank owned life insurance	63	103	179	305
Other	61	(177)	193	(68)

Total noninterest income	$597	$446	$1,756	$1,670

          Noninterest income increased $151,000 (33.9%) to $597,000 for the three months ended September 30, 2009 as compared to $446,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, noninterest income increased $86,000 (5.1%) to $1,756,000. The increase from the third quarter of 2008 to the third quarter of 2009 was primarily related to higher service charges on deposit accounts, which resulted from increased fees from overdrawn checking accounts (up $47,000 or 42.0%) and the third quarter of 2008 was impacted by an impairment charge of $233,000 on the Company’s investment in Federal National Mortgage Association (“FNMA”) preferred stock, which is reported in the category “Other” in the table above. During 2009, the Company also experienced lower income from fees from accounts receivable servicing, which resulted from lower overall volume (down $37,000 or 92.5%); lower fees from residential lending, which resulted from lower volume (down $72,000); and lower income from bank owned life insurance, which resulted from lower yields on the bank owned life insurance investments (down $40,000 or 38.8%).

          The increase from the first nine months of 2008 compared to the same period in 2009 was primarily related to higher service charges on deposit accounts (up $216,000 or 39.6%) and gain on sale of securities (up $127,000 or 100.8%). The increases were offset by lower income from fees from accounts receivable servicing (down $101,000 or 75.4%), lower income from fees on residential lending (down $250,000 or 972.8%), lower income from bank owned life insurance (down $126,000 or 41.3%), and the above mentioned impairment charge on the FNMA preferred stock.

Noninterest Expense

          Noninterest expense increased $574,000 (15.5%) to a total of $4,268,000 in the third quarter of 2009 versus $3,694,000 in the third quarter of 2008. Salary and employee benefit expense decreased $317,000 (15.1%) from $2,097,000 during the third quarter of 2008 to $1,780,000 during the third quarter of 2009. Most of this decrease resulted from a reduction in the number of full-time equivalent employees and a reduction in the Company’s performance-based incentive accrual. Average full-time equivalent employees dropped from 124 during the third quarter of 2008 to 115 during the third quarter of 2009. The incentive accrual decreased from $222,000 during the third quarter of 2008 to zero during the third quarter of 2009. On a quarter-over-quarter basis, occupancy expense decreased by $34,000 (9.0%) and furniture and equipment expense increased $4,000 (2.2%). Other expense increased $791,000 (79.2%) to a total of $1,790,000 in the third quarter of 2008 compared to $999,000 in the third quarter of 2009. Much of this increase is related to an increase in costs associated with maintaining the Company’s other real estate owned (“OREO”). In addition, FDIC insurance increased by $130,000 from $36,000 in the third quarter of 2008 to $166,000 in the third quarter of 2009. The efficiency ratios (fully taxable equivalent), excluding the amortization of intangible assets, for the 2009 and 2008 third quarters were 63.7% and 49.8%, respectively. The increase is directly related to the increased expense related to OREO and the FDIC assessments.

          Noninterest expense for the nine-month period ended September 30, 2009 was $12,108,000 versus $10,965,000 for the same period in 2008 for an increase of $1,143,000 (10.4%). Salaries and benefits expense decreased $712,000 (11.5%) from $6,191,000 for the nine months ended September 30, 2008 to $5,479,000 for the same period in 2009. The decrease resulted from a reduction in the number of full-time equivalent employees and a $480,000 reduction in the Company’s performance-based incentive accrual. Occupancy expense decreased $62,000 (5.6%) and furniture and equipment expense decreased $11,000 (1.9%). Other expense increased $1,416,000 (46.7%) from $3,029,000 for the nine months ended September 30, 2008 to $4,445,000 for the same period in 2009. Much of this increase is related to an increase in costs associated with maintaining the Company’s OREO. The total OREO expense in 2009 was $1,318,000 compared to zero for the same period in 2008. In addition, FDIC insurance increased by $512,000 from $63,000 in 2008 to $575,000 in 2009. The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first nine months of 2009 was 58.7% as compared to 50.2% in the same period of 2008. The increase is directly related to the increased expense related to OREO and the FDIC assessments.

Provision for Income Taxes

          Federal and state income taxes for the third quarter of 2009 decreased $753,000 (63.7%) to $429,000 from $1,182,000 for the third quarter of 2008. For the first nine months of 2009, federal and state income taxes decreased $3,034,000 (85.9%) from the first nine months of 2008. The effective tax rate for the quarter ended September 30, 2009 was 34.2%, a decrease from 38.0% during the third quarter of 2008 and 26.1% for the nine months ended September 30, 2009, down from 38.1% for the first nine months of 2008. The lower effective tax rate in 2009 results from the Company realizing the benefits of tax-free income related to such items as municipal bonds and bank owned life insurance against an overall lower amount of taxable income.

Balance Sheet Analysis

          The Company’s total assets were $566,137,000 at September 30, 2009 as compared to $563,157,000 at December 31, 2008, representing an increase of $2,980,000 (0.5%). The average assets for the three months ended September 30, 2009 were $559,450,000, which represents a decrease of $22,401,000 or 3.8% compared to the balance of $581,851,000 during the three-month period ended September 30, 2008. The average assets for the nine months ended September 30, 2009 were $568,649,000, which represents a decrease of $8,571,000 or 1.5% from the balance of $577,220,000 during the nine-month period ended September 30, 2008. Although the overall decrease during 2009 was slight, there was a positive shift from investment securities to loans. Average loans increased $1,702,000 (0.4%) from the first nine months of 2008 to the first nine months of 2009, while average investment securities decreased $23,651,000 (21.1%) during the same time period.

Investment Securities

          The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on September 30, 2009 and December 31, 2008.

Table Five: Investment Securities Composition
(dollars in thousands)
	September 30, 2009	December 31, 2008

Available-for-sale (at fair value)
Debt securities:
Mortgage-backed securities	$42,662	$32,232
Obligations of states and political subdivisions	22,977	31,012
Corporate stock	92	90

Total available-for-sale investment securities	$65,731	$63,334

Held-to-maturity (at amortized cost)

Debt securities:
Mortgage-backed securities	$14,617	$24,365

Total held-to-maturity investment securities	$14,617	$24,365

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

Loans and Leases

          The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $46 million in new loans during the first nine months of 2009. Normal pay downs, loan chargeoffs, and loans transferred to OREO, resulted in an overall decrease in total loans and leases of $25,040,000 (6.1%) from December 31, 2008. Table Six below summarizes the composition of the loan portfolio as of September 30, 2009 and December 31, 2008.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	September 30, 2009		December 31, 2008		Change in	Percentage
	$	%	$	%	dollars	change

Commercial	$79,332	20%	$90,625	22%	$(11,293)	(12.5%)
Real estate
Commercial	221,658	56%	218,626	52%	3,032	1.4%
Multi-family	8,515	2%	8,938	2%	(423)	(4.7%)
Construction	32,874	8%	48,664	12%	(15,790)	(32.4%)
Residential	26,809	7%	24,706	6%	2,103	8.5%
Lease financing receivable	4,161	1%	4,475	1%	(314)	(7.0%)
Agriculture	7,530	2%	8,015	2%	(485)	(6.1%)
Consumer	14,651	4%	14,796	3%	(145)	(1.0%)

Total loans and leases	395,530	100%	418,845	100%	(23,315)	(5.6%)
Deferred loan and lease fees, net	(642)		(571)		(71)
Allowance for loan and lease losses	(7,572)		(5,918)		(1,654)

Total net loans and leases	$387,316		$412,356		$(25,040)	(6.1%)

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

          Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans.

          “Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at September 30, 2009 and December 31, 2008.

Risk Elements

          The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, through active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio. In addition, the Company has taken actions to further strengthen its lending compliance management system in accordance with recommendations arising out of its 2008 compliance examination including, among other matters, enhancement of existing procedures for internal control of loan compliance functions such as maintenance of required levels of compliance training, increased monitoring of the compliance program, and identification of any compliance weaknesses. The Company is also taking actions to further strengthen and improve its asset quality in accordance with recommendations arising out of its recently concluded 2009 regulatory examination including, among other matters, enhancement of existing procedures for appraisals and re-appraisals on secured loans and other real estate owned, and problem loan identification, including identification of impaired loans and leases and identification of troubled debt restructured loans (See also “Note 13--Subsequent Events”).

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

          In management’s judgment, a concentration exists in real estate loans which represented approximately 73.3% of the Company’s loan and lease portfolio at September 30, 2009, up from 71.8% at December 31, 2008. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease loss at levels adequate to reflect the loss risk inherent in its total loan portfolio.

          A continued substantial further decline in the economy in general, or a continued additional decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan and lease losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

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

          At September 30, 2009, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $18,023,000 or 4.56% of total loans and leases. The $18,023,000 in nonperforming loans and leases was made up of twenty-seven loans and seven leases. Two of those loans and three of those leases totaling $2,413,000 were current (less than 30 days past due) pursuant to their original or modified terms. Nonperforming loans and leases were $6,241,000 or 1.49% of total loans and leases at December 31, 2008. Of the September 30, 2009 balance, a valuation allowance of $655,000 was established on the nonperforming loans considered to be impaired which totaled $16,807,000. Of the December 31, 2008 balance, a valuation allowance of $788,000 was established.

          The overall level of nonperforming loans decreased $2,923,000 (13.6%) to $18,023,000 at September 30, 2009 compared to $20,946,000 at of June 30, 2009. At June 30, 2009, the Company had thirty loans and five leases considered nonperforming totaling $20,946,000. During the third quarter of 2009 four of those loans totaling $1,163,000 were moved to OREO, one loan in the amount of $294,000 was paid, two loans in the amount of $118,000 were charged off, three loans in the total amount of $4,711,000 were current and returned to performing status and nine loans in the total amount of $3,369,000 were placed on nonperforming status. The Company also collected approximately $6,000 in principal paydowns. Of the nine loans added in the third quarter, five in the total amount of $3,268,000 are real estate secured, the remaining $101,000 consists of four leases and one commercial loan. Of the five real estate loans there is one loan for $2,000,000 that is secured by a second deed of trust on a single-family home in Santa Rosa, California. At June 30, 2009, the borrower was not past due, however, as of September 30, 2009, the borrower was just under ninety-days past due. The Company has filed a notice of default and the home is listed for sale. Based on the most recent property evaluation performed earlier this year, the loan was not charged-down nor is there a valuation allowance. One other loan in the amount of $543,000, which was added to nonperforming status in the third quarter, is a fully leased fourplex in Sacramento, California. The loan matured during the third quarter and the Company was informed that one of the borrowers recently died. The Company is currently negotiating for repayment with the co-borrower and the estate of the other borrower. The three other real estate secured loans which were added to nonperforming status during the third quarter of 2009 consist of a parcel of commercial real estate in Cotati, California in the amount of $260,000; one single family lot in Eldorado Hills, California in the amount of $264,000; and a single family residence in Placerville, California in the amount of $201,000. Subsequent to September 30, 2009, management determined that a valuation should be obtained on another property securing a loan. The loan is for approximately $2.5 million, and is secured by the assignment of a note and deed of trust covering approximately 8 acres in the City of Sacramento previously zoned as a mobile home park, and rezoned to residential and commercial use. The loan was on nonaccrual status as of September 30, 2009. Management is currently working with the borrower and evaluating its options for repayment of the loan and has ordered an appraisal of the underlying collateral and expects this valuation of the property to be completed in the fourth quarter of 2009. A possible outcome could be an impairment charge of a portion of the $2.5 million loan in an amount that is not yet precisely known, but which management estimates could result in an increase in the provision expense for the allowance for loan and lease losses in the fourth quarter of 2009.

          The net interest due on nonaccrual loans and leases but excluded from interest income was $373,000 for the three months ended September 30, 2009, compared to a recovery of $84,000 during the same period in 2008. The net interest due on nonaccrual loans and leases but excluded from interest income was $904,000 for the nine months ended September 30, 2009, compared to $513,000 during the same period in 2008.

          As previously reported, during the second quarter of 2009, twelve additional loans and leases in the amount of $16,274,000 were placed on nonperforming status. Of these twelve loans, eight loans totaling $11,327,000 were real estate secured, three loans totaling $4,937,000 were secured by non-real estate assets, and there was one lease totaling $10,000. During the first quarter of 2009, fourteen additional loans and leases in the amount of $3,375,000 were placed on nonperforming status. After charging off $79,000, these loans were carried at $3,296,000. Of these fourteen loans, eleven loans totaling $3,131,000 were real estate secured, two loans totaling $148,000 were unsecured, and there was one lease totaling $17,000. Additional information regarding nonperforming loans identified during 2009 is available in the Company’s Quarterly Reports filed with the SEC on Form 10-Q for the periods ended June 30, 2009 and March 31, 2009, under the heading “Nonaccrual, Past Due and Restructured Loans and Leases.”

          There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of September 30, 2009. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2009, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2009 and December 31, 2008.

Table Seven: Nonperforming Loans and Leases

(dollars in thousands)	September 30, 2009	December 31, 2008

Past due 90 days or more and still accruing
Commercial	$—	$—
Real estate	—	444
Lease financing receivable	—	22
Consumer and other	—	8

Nonaccrual
Commercial	4,970	261
Real estate	12,932	5,487
Lease financing receivable	121	19
Consumer and other	—	—

Total nonperforming loans	$18,023	$6,241

Impaired Loans and Leases

          The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the loan or lease’s original effective interest rate, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans or leases that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company reviews all loans or leases graded substandard or lower with outstanding principal balances in excess of $250,000. At September 30, 2009, the recorded investment in loans and leases that were considered to be impaired totaled $39,511,000, which includes $16,807,000 in nonperforming loans and leases and $22,705,000 in performing loans and leases. There was $1,217,000 in loans and leases that were nonperforming but not considered for impairment. Of the total impaired loans of $39,511,000, loans totaling $26,612,000 were deemed to require no specific reserve and loans totaling $12,950,000 were deemed to require a related valuation allowance of $3,161,000. At December 31, 2008, the recorded investment in loans and leases that were considered to be impaired and were deemed to require specific reserves totaled $6,083,000 and had a related valuation allowance of $788,000. At September 30, 2009, there were twenty-two loans and leases that were modified and are currently performing totaling $19,450,000 and two loans and leases that are past due less than 45 days, totaling $1,191,000, that are considered troubled debt restructures.

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

          The allowance for loan and lease losses totaled $7,572,000 or 1.92% of total loans and leases at September 30, 2009 compared to $5,918,000 or 1.41% of total loans and leases at December 31, 2008. The Company establishes general reserves in accordance with the accounting principles, “Accounting for Contingencies,” and specific reserves in accordance with the accounting principles, “Accounting by Creditors for Impairment of a Loan.” The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses.

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

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Average loans and leases outstanding	$410,959	$414,492	$409,425	$407,723

Allowance for loan and lease losses at beginning of period	$7,758	$6,111	$5,918	$5,883

Loans and leases charged off:
Commercial	(844)	(100)	(1,509)	(207)
Real estate	(212)	(186)	(2,708)	(336)
Lease financing receivable	(152)	(34)	(167)	(59)
Consumer	—	—	(30)	(27)

Total	(1,208)	(320)	(4,414)	(629)

Recoveries of loans and leases previously charged off:
Commercial	5	11	18	13
Real estate	8	—	9	—
Lease financing receivable	—	—	3	8
Consumer	8	—	8	—

Total	21	11	38	21

Net loans and leases charged off	(1,187)	(309)	(4,376)	(608)
Additions to allowance charged to operating expenses	1,001	381	6,030	908

Allowance for loan and lease losses at end of period	$7,572	$6,183	$7,572	$6,183

Ratio of net charge-offs to average loans and leases outstanding (annualized)	1.18%	.30%	1.43%	.20%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.99%	.37%	1.97%	.30%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.92%	1.45%	1.92%	1.45%

Other Real Estate Owned

          At September 30, 2009, the Company had fifteen other real estate owned (“OREO”) properties totaling $3,484,000. This compares to three properties totaling $2,158,000 at December 31, 2008 and no OREO at September 30, 2008. At June 30, 2009, the Company had twelve OREO properties with a net balance of $3,347,000. During the third quarter of 2009, the Company sold one property for a slight gain and added four properties to OREO with loan balances totaling $1,168,000. The four properties added during the quarter were simultaneously written down to fair value by $159,000 leaving a net value of $1,009,000. The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the third quarter of 2009, this valuation process resulted in the Company reducing the book value of the properties by $1,021,000. At June 30, 2009, the OREO reserve was $300,000. The resulting write downs during the third quarter of 2009 reduced the reserve balance to zero at September 30, 2009, as the Company believes that all fifteen properties are carried at fair value.

Deposits

          At September 30, 2009, total deposits were $464,917,000 representing an increase of $27,856,000 from the December 31, 2008 balance of $437,061,000. The Company’s deposit growth plan for 2009 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. The Company experienced increases in money market ($20,708,000 or 19.6%), savings ($966,000 or 2.9%), and time deposits of $7,404,000 (5.6%) and decreases in noninterest-bearing ($725,000 or 0.6%) and interest-bearing checking ($497,000 or 1.1%) during 2009.

Other Borrowed Funds

          Other borrowings outstanding as of September 30, 2009 and December 31, 2008, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)

	September 30, 2009		December 31, 2008

	Amount	Rate	Amount	Rate

Short-term borrowings:

FHLB advances	$17,000	2.85%	$43,231	1.83%

Long-term borrowings:

FHLB advances	$17,000	2.35%	$14,000	3.19%

          The maximum amount of short-term borrowings at any month-end during the first three quarters of 2009 and 2008 was $69,448,000 and $59,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$17,000	$17,000
Maturity	2009 to 2010	2010 to 2014
Average rates	2.85%	2.35%

          The Company has also been issued a total of $500,000 in a letter of credit by the FHLB which has been pledged to secure Local Agency Deposits. The letter of credit acts as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letter of credit was not drawn upon in 2009 or 2008 and management does not currently expect to draw upon this line in the foreseeable future. See the Liquidity section that follows for additional information on FHLB borrowings.

Capital Resources

          The Company and American River Bank are subject to certain regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As a result of our regularly scheduled and recently concluded FDIC examination, management expects to informally agree with the FDIC to take certain actions including maintenance of certain capital ratios as described in “Note 13, Subsequent Events” herein.

          At September 30, 2009, shareholders’ equity was $63,886,000, representing an increase of $439,000 (0.7%) from $63,447,000 at December 31, 2008. The increase results from net income for the period, the stock based compensation, the proceeds from the exercise of stock options, and the increase in other comprehensive income exceeding the cash dividends paid to shareholders. The ratio of total risk-based capital to risk adjusted assets was 12.3% at September 30, 2009 and 11.5% at December 31, 2008. Tier 1 risk-based capital to risk-adjusted assets was 11.1% at September 30, 2009 and 10.4% at December 31, 2008. The leverage ratio was 8.5% at September 30, 2009 and 8.3% at December 31, 2008.

          Table Ten below lists the Company’s actual capital ratios at September 30, 2009 and December 31, 2008 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios

Capital to Risk-Adjusted Assets	At September 30, 2009	At December 31, 2008	Minimum Regulatory Capital Requirements

Leverage ratio	8.5%	8.3%	4.00%

Tier 1 Risk-Based Capital	11.1%	10.2%	4.00%

Total Risk-Based Capital	12.3%	11.5%	8.00%

          Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of September 30, 2009 and December 31, 2008.

          The Company filed an application with the U.S. Treasury to preserve its opportunity to participate in the Capital Purchase Program (“CPP”) and received approval of its application on November 21, 2008. However, the Board of Directors subsequently determined that participation in the CPP was not in the best interests of the Company and its shareholders after evaluation of the CPP and due diligence reviews of the CPP agreements and documentation including restrictions imposed upon the Company under the investment agreement and related documentation which could reduce investment returns to shareholders of participating bank holding companies and banks by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices, and consideration of various other factors including, but not limited to, capital raising alternatives and the condition of capital markets, the current and projected economic conditions in the Company’s market areas and the Unites States generally, the condition of the Company’s loan and investment portfolios and other financial factors, and with advice of such advisors as the Company’s Board of Directors deemed appropriate. The Company gave notice to the U.S. Treasury on January 20, 2009 of its intention not to participate in the CPP. The Company continues to evaluate the impact of the deteriorating economic conditions in the United States, California and in the Company’s operating markets relative to the inherent risks to its loan portfolio as borrowers are confronted with extraordinary economic circumstances of significant increases in unemployment and declines in the value of investments (including the value of residential and commercial real estate). The Company’s evaluation of such economic circumstances includes an assessment of its capital requirements in addition to loan reviews and analysis of the sufficiency of the allowance for loan and lease losses. The Company anticipates that it may be necessary to augment capital as a consequence of such economic circumstances in order to maintain safe and sound banking operations with appropriate capital ratios under applicable regulatory guidelines, which may include various forms of capital raising transactions and elimination of cash dividends and stock repurchases. Effective July 27, 2009, the Company temporarily suspended both the payment of cash dividends and the stock repurchases. See Part II, Item 2, for additional disclosure. In addition, on October 22, 2009, the Company filed a Current Report with the SEC on Form 8-K announcing the commencement of an offering of approximately $22 million of its common stock.

Inflation

          The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2009 and 2008.

Liquidity

          Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, borrowing arrangements with the FHLB, payments at maturity of short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2009 and December 31, 2008 were approximately $71,019,000 and $3,549,000 and $76,937,000 and $3,798,000, respectively. Such loan commitments relate primarily to revolving lines of credit, other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

          The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2009, consolidated liquid assets totaled $44.3 million or 7.8% of total assets compared to $41.3 million or 7.3% of total assets on December 31, 2008. In addition to liquid assets, the Company maintains a short-term line of credit in the amount of $10,000,000 with one of its correspondent banks. At September 30, 2009, the Company had $10,000,000 available under this credit line. Additionally, the Bank is a member of the FHLB. At September 30, 2009, the Bank could have arranged for up to $93,867,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2009, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $34,500,000, leaving $59,367,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At September 30, 2009, the collateral value at the Federal Reserve Bank of San Francisco was $8,490,000. The Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

          The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2009 and December 31, 2008, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $74,568,000 and $80,735,000 at September 30, 2009 and December 31, 2008, respectively. As a percentage of net loans and leases these off-balance sheet items represent 19.3% and 19.6%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of September 30, 2009 and December 31, 2008

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon September 30, 2009	$ Change in NII from Current 12 Month Horizon December 31, 2008

Variation from a constant rate scenario
+200bp	$(259)	$(191)
- 200bp	$306	$540

          The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

          The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

          During the quarter ended September 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

          On October 26, 2009, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission updating the Company’s risk factors, which information is incorporated here by reference.

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

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1 July 1 through July 31, 2009	None	N/A	None	376,498
Month #2 August 1 through August 31, 2009	None	N/A	None	376,498
Month #3 September 1 through September 30, 2009	None	N/A	None	376,498

Total	None	N/A	None

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

(3.1)

Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed with the Commission on August 13, 2009.

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

*(10.5)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.6)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006.

(10.7)

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

*(10.8)

Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Report on Form 8-K, filed with the Commission on May 30, 2006.

(10.9)

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

*(10.10)

Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.11)

Salary Continuation Agreement, as amended on February 21, 2008, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.12)

Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.13)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.14)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.15)

Lease agreement between Bank of Amador and the United States Postal Service, dated April 24, 2001, related to 424 Sutter Street, Jackson, California (***) and the First Amendment thereto, dated June 5, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on June 6, 2006.

*(10.16)

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

(10.18)

Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 22, 2005, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on April 27, 2005.

(10.19)

Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on May 18, 2005.

(10.20)

Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 16, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on June 18, 2009.

*(10.21)

American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on March 17, 2006; and the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008, and the Fourth Amendment thereto, incorporated by reference from the Registrant’s Report on Form 8-K, filed with the Commission on March 20, 2009.

*(10.22)

American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.23)

Employment Agreement dated September 20, 2006 between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.24)

Employment Agreement dated September 20, 2006 between American River Bankshares and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.25)

Employment Agreement dated September 20, 2006 between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.26)

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

(10.29)

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

(10.30)

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

(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Registrant by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERICAN RIVER BANKSHARES

November 5, 2009	By: /s/ DAVID T. TABER

David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

November 5, 2009	By: /s/ MITCHELL A. DERENZO

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