Form 10-K
period 2009-12-31
AMERICAN RIVER BANKSHARES
filed 2010-03-05
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITUES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ______________________________

Commission File No. 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization

3100 Zinfandel Drive, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code 916-851-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $54,833,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 4, 2010, the registrant’s no par value Common Stock totaled 9,845,533 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2010 annual meeting of shareholders.

AMERICAN RIVER BANKSHARES

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

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

●
the duration of financial and economic volatility and decline and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system;

●
the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

●	variances in the actual versus projected growth in assets and return on assets;
●	potential continued or increasing loan and lease losses;
●	potential increasing levels of expenses associated with resolving non-performing assets as well as regulatory changes;
●	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
●	competitive effects;
●	potential declines in fee and other noninterest income earned associated with economic factors as well as regulatory changes;
●
general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;

●	changes in the regulatory environment including government intervention in the U.S. financial system;
●	changes in business conditions and inflation;
●	changes in securities markets, public debt markets, and other capital markets;
●	potential data processing and other operational systems failures or fraud;
●	potential continued decline in real estate values in our operating markets;
●
the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications;

●	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
●	projected business increases following any future strategic expansion could be lower than expected;
●	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
●
the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and

●	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.

The factors set forth under “Item 1A-Risk Factors” in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

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

American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates five full service offices in Sacramento and Placer Counties including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices located at 520 Capitol Mall, Suite 100, Sacramento; 9750 Business Park Drive, Sacramento; 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville. American River Bank also operates two full service offices in Sonoma County located at 412 Center Street, Healdsburg and 90 South E Street, Suite 110, Santa Rosa, operated under the name “North Coast Bank, a division of American River Bank.” North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. In 2000, North Coast Bank was acquired by the Company as a separate bank subsidiary. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank.

On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices as “Bank of Amador, a division of American River Bank” within its primary service area of Amador County, in the cities of Jackson, Pioneer and Ione.

American River Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. American River Bank is also participating in the FDIC Transaction Account Guarantee Program (“TAGP”). Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994.

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

At December 31, 2009, the Company had consolidated assets of $594 million, deposits of $470 million and shareholders’ equity of $87 million.

General

The Company is a community-oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from interest and fees on loans and leases and interest on investments (principally government securities) and Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2009, these sources comprised 87.1% and 12.9%, respectively, of the Company’s interest income.

American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

As of December 31, 2009 and December 31, 2008, American River Bank held $29,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000, which were insured by the FDIC.

American River Bank competes with approximately 35 other banking or savings institutions in Sacramento County and 32 in Placer County. American River Bank’s market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 0.7% and 0.9%, respectively (based upon the most recent information made available by the FDIC through June 30, 2009). North Coast Bank, a division of American River Bank, competes with approximately 21 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Sonoma County was approximately .6% (based upon the most recent information made available by the FDIC through June 30, 2009). Bank of Amador, a division of American River Bank competes with approximately 6 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Amador County was approximately 12.9% (based upon the most recent information made available by the FDIC through June 30, 2009).

Employees

At December 31, 2009, the Company and its subsidiaries employed 118 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

American River Bank is licensed by the California Commissioner of Financial Institutions (the “Commissioner”), its deposits are insured by the FDIC up to the applicable legal limits, and, through June 30, 2010, American River Bank is participating in the FDIC Transaction Account Guarantee Program which guarantees 100% of the amount of all noninterest-bearing transaction accounts. American River Bank has chosen not to become a member of the Federal Reserve System. Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank’s business and condition, including its capital ratios, allowance for possible loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. American River Bankshares and American River Bank are required to file reports with the Board of Governors, the Commissioner, and the FDIC and provide the additional information that the Board of Governors, the Commissioner, and the FDIC may require.

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

     At December 31, 2009, American River Bankshares and American River Bank were in compliance with the risk-weighted capital and leverage ratio guidelines. See “Recent Developments” under Item 7 on page 34 for more information regarding the Bank’s regulatory capital requirements and the informal agreement.

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

Limitations on Dividends

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. On July 27, 2009, we announced that our Board of Directors had temporarily suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. As a result of an informal agreement entered into by the Bank and its regulators any future cash dividends from the Bank will require prior approval from its regulators. See “Recent Developments” under Item 7 on page 34 for more information. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding cash dividends.

Competition

Competitive Data

American River Bank. At June 30, 2009, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 204 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 5 Sacramento area offices, 57 offices in the cities of Healdsburg and Santa Rosa, California, where American River Bank has its 2 Sonoma County offices, and 3 offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its 3 Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2009, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $13,587,000 on an unsecured basis and $22,645,000 on a fully secured basis based on capital and allowable reserves of $90,581,000.

American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2009, there were 240 operating commercial and savings bank offices in Sacramento County with total deposits of $34,169,049,000. This was an increase of $14,617,865,000 over the June 30, 2008 balances. American River Bank held a total of $248,735,000 in deposits, representing approximately 0.7% of total commercial and savings banks deposits in Sacramento County as of June 30, 2009.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2009, there were 124 operating commercial and savings bank offices in Placer County with total deposits of $6,802,407,000. This was an increase of $873,532,000 over the June 30, 2008 balances. American River Bank held a total of $60,074,000 in deposits, representing approximately 0.9% of total commercial and savings banks deposits in Placer County as of June 30, 2009.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2009, there were 130 operating commercial and savings bank offices in Sonoma County with total deposits of $10,220,816,000. This was an increase of $438,696,000 over the June 30, 2008 balances. American River Bank held a total of $61,048,000 in deposits, representing approximately 0.6% of total commercial and savings banks deposits in Sonoma County as of June 30, 2009.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2009, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $629,265,000. This was an increase of $10,983,000 over the June 30, 2008 balances. American River Bank held a total of $81,435,000 in deposits, representing approximately 12.9% of total commercial and savings bank deposits in Amador County as of June 30, 2009.

FDIC Insurance

In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank’s risk. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which had the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund (“DIF”). The FDIC released final regulations under the Reform Act on November 2, 2006 that established a revised risk-based deposit insurance assessment rate system for members of the DIF to insure, among other matters, that there will be sufficient assessment income for repayment of DIF obligations and to further refine the differentiation of risk profiles among institutions as a basis for assessments. Under the new assessment rate system, the FDIC set the assessment rates that became effective January 1, 2007 for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio (“DRR”) for the DIF during 2007 of 1.25% of insured deposits. The Reform Act required the FDIC to implement a restoration plan to restore the DRR to not less than 1.15 percent of insured deposits within five years. The Reform Act also provided a one-time assessment credit to be allocated among institutions. American River Bank’s allocated portion of such credit was $290,000, which was applied to reduce its insurance premium assessments. The credit was exhausted as of September 30, 2008.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor. The insured deposit limits are currently scheduled to return to $100,000 on January 1, 2014, except for certain retirement accounts.

On October 14, 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP includes the Transaction Account Guarantee Program (the “TAGP”). The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and is scheduled to continue for participating institutions until June 30, 2010. In addition to the existing risk-based deposit insurance premium assessed on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 25 basis point fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. American River Bank has opted to participate in the TAGP.

On December 16, 2008, the FDIC approved an earlier proposed seven basis point rate increase for the first quarter 2009 assessment period effective January 1, 2009 as part of the DIF restoration plan to achieve a minimum DRR of 1.15 percent within five years.

In addition, the FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund. The FDIC also imposed a special assessment of 5 basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009 and paid on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the Company was assessed approximately $253,000 for the special assessment. On November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012. This prepaid amount for the Company was $3,886,000. In addition, the rule also includes an increase of 3 basis points in the deposit assessment base rate, beginning January 1, 2011.

Based upon the increase in assessments for insured financial institutions as described above and the continuing adverse economic conditions impacting financial institutions generally which may necessitate further increases in assessments, the Company anticipates that such assessments will have a significantly greater impact upon operating expenses in 2010 compared to 2009.

General Competitive Factors

In order to compete with the major financial institutions in its primary service areas, American River Bank uses to the fullest extent possible the flexibility which is accorded by their community bank status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. American River Bank also seeks to provide special services and programs for individuals in their primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed their respective lending limits, they seek to arrange for such loans on a participation basis with other financial institutions. Furthermore, American River Bank also assists those customers requiring services not offered by either bank to obtain such services from correspondent banks.

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

Gramm-Leach-Bliley Act. In 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. The GLB Act eliminates most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repealed Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as “financial holding companies” can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a “financial holding company” or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the GLB Act.

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

Neither American River Bankshares or American River Bank have determined whether or when they may seek to acquire and exercise powers or activities under the GLB Act.

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

Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the “USA Patriot Improvement and Reauthorization Act of 2005” and the “USA Patriot Act Additional Reauthorizing Amendments Act of 2006,” which reauthorized all expiring provisions of the Patriot Act and extended certain provisions related to surveillance and production of business records until December 31, 2009. The extended deadline for those provisions was subsequently further extended to February 28, 2010. On February 24 and 25, 2010, the Senate and the House of Representatives, respectively, voted to further extend the deadline until December 31, 2010. President Obama signed the extension legislation on February 27, 2010.

The effects which the Patriot Act and any amendments to the Patriot Act or additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company’s results of operations.

Sarbanes-Oxley Act. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which responded to issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the SEC pursuant to the Act include the following:

●	Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.
●	Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
●
Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.

●	Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

●	Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.
●
Disclosure of whether a company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.

●	Disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.”
●	A prohibition on insider trading during pension plan black-out periods.
●	Disclosure of off-balance sheet transactions.
●	A prohibition on personal loans to directors and officers.
●	Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
●
Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report “up the ladder” to the audit committee, another board committee or the entire board of directors certain material violations.

●
Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.

●
Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as “accelerated filers” to a phased-in reduction of the filing deadline for Form 10-K reports and Form 10-Q reports.

●
Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.

●
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

●
The name of the a company’s independent auditor and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;

●
The annual compensation paid to each director and the five most highly compensated non-director executive officers (including the CEO) during the most recent fiscal year, including all plan and non-plan compensation for all services rendered to a company as specified in Item 402 of Regulation S-K such as grants, awards or issuance of stock, stock options and similar equity-based compensation;

●	A description of any loans made to a director at a “preferential” loan rate during the company’s two most recent fiscal years, including the amount and terms of the loans;

●	Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;
●	Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and
●
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

Check Clearing Act. The Check Clearing for the 21st Century Act (commonly referred to as “Check 21”) was signed into law in 2003 and became effective on October 28, 2004. The law facilitates check truncation by creating a new negotiable instrument called a “substitute check” which permits banks to truncate original checks, to process check information electronically and to deliver “substitute checks” to banks that want to continue receiving paper checks. Check 21 is intended to reduce the dependence of the check payment system on physical transportation networks (which can be disrupted by terrorist attacks of the type which occurred on September 11, 2001) and to streamline the collection and return process. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by the Act to create “substitute checks.” Check 21 has not had a material effect upon the Company’s financial position or results of its operations or its cash flows.

Fair and Accurate Credit Transactions Act. The Board of Governors, the FDIC, the other federal financial institution regulatory agencies, and the Federal Trade Commission issued a joint press release on October 31, 2007 and final rules and guidelines effective January 1, 2008, subject to mandatory compliance as of November 1, 2008, implementing sections 114 and 315 of the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program. The program must include reasonable policies and procedures for detecting, preventing, and mitigating identity theft in connection with certain new and existing covered accounts. Covered accounts are defined as (i) an account primarily for personal, family, or household purposes (i.e., consumer accounts), or (ii) any other account for which there is a reasonably foreseeable risk to customers or the safety and soundness of the financial institution or creditor from identity theft. The program must be appropriate to the size and complexity of the financial institution or creditor and the nature and scope of its activities and should be designed to:

●	identify relevant patterns, practices, and specific forms of activity that are “red flags” of possible identity theft and incorporate those red flags into the program;
●	detect the occurrence of red flags incorporated into the program;
●	respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and
●	ensure that the program is updated periodically to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

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

In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of the Treasury (the “U.S. Treasury”) and the Federal financial institution regulatory agencies, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

Emergency Economic Stabilization Act. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has implemented several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions under the Troubled Asset Relief Program” (the “TARP”) and the direct purchase by the U.S. Treasury of equity securities of financial institutions under the Capital Purchase Program (the “CPP”). The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

Capital Purchase Program. On October 24, 2008, the U.S. Treasury announced plans to direct $250 billion of the TARP funding into the CPP to acquire preferred stock investments in bank holding companies and banks. Requirements for bank holding companies and banks eligible to participate as a Qualifying Financial Institution (“QFI”) in the CPP include:

●	Submission of an application prior to November 14, 2008 to the QFI’s Federal banking regulator to obtain preliminary approval to participate in the CPP;
●	If the QFI receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;
●
The minimum amount of capital eligible for purchase by the U.S. Treasury under the CPP is 1 percent of the Total Risk-Weighted Assets of the QFI and the maximum is the lesser of (i) an amount equal to 3 percent of the Total Risk-Weighted Assets of the QFI or (ii) $25 billion;

●	Capital acquired by a QFI under the CPP will be accorded Tier 1 capital treatment;
●
The preferred stock issued to the U.S. Treasury will be non-voting (except in the case of class votes), senior perpetual preferred stock that ranks senior to common stock and pari passu with existing preferred stock (except junior preferred stock);

●	In addition to the preferred stock, the U.S. Treasury will be issued warrants to acquire shares of the QFI’s common stock equal in value to 15 percent of the amount of capital purchased by the QFI;
●	Dividends are payable to the U.S. Treasury at the rate of 5% per annum for the first 5 years and 9% per annum thereafter;
●	Subject to certain exceptions and other requirements, no redemption of the preferred stock is permitted during the first 3 years;
●	Certain restrictions on the payment of dividends to shareholders of the QFI shall remain in effect while the preferred stock purchased by the U.S. Treasury is outstanding;
●	Repurchase of the QFI’s stock requires consent of the U.S. Treasury, subject to certain exceptions;
●	The preferred shares are not subject to any contractual restrictions on transfer by the U.S. Treasury; and
●	The QFI must agree to be bound by certain executive compensation and corporate governance requirements and senior executive officers must agree to certain compensation restrictions.

Temporary Liquidity Guarantee Program. Among other programs and actions taken by the U.S. Treasury and other regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP is comprised of the Debt Guarantee Program (the “DGP”) and the Transaction Account Guarantee Program (the “TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through April 30, 2010. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The insured deposit limits are currently scheduled to return to $100,000 on January 1, 2014, except for certain retirement accounts. The TAGP coverage became effective on October 14, 2008 and is scheduled to continue for participating institutions until June 30, 2010. American River Bank opted to participate in the TAGP.

Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. Participants in the DGP are charged an annualized fee ranging from 50 basis points to 100 basis points (depending on the maturity of the debt issued) multiplied by the amount of debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. The DGP concluded on October 31, 2009, for most insured depository institutions, including American River Bank. As of December 31, 2009, American River Bank has no senior unsecured debt outstanding. In addition to the existing risk-based deposit insurance premium paid on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 25 basis points fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

Financial Stability Plan. On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan (the “FSP”) as a comprehensive approach to strengthening the financial system and credit crisis. The Plan includes a Capital Assistance Program (the “CAP”) that is intended to serve as a bridge to raising private capital and to ensure sufficient capital to preserve or increase lending in a worse-than-expected economic deterioration. Eligibility to participate in the CAP will be consistent with the criteria for QFI’s under the CPP. Eligible institutions with consolidated assets in excess of $100 billion will be able to obtain capital under the CAP, subject to a supervisory review process and comprehensive stress test assessment of the losses that could occur over a two year period in the future across a range of economic scenarios, including conditions more severe than anticipated or as typically used in capital planning processes. Eligible institutions with consolidated assets below $100 billion will be able to obtain capital under the CAP after a supervisory review. As announced, the CAP includes issuance of a convertible preferred security to the U.S. Treasury at a discount to the participating institution’s stock price as of February 9, 2009, subject to a dividend to be determined. The security instrument will be designed to incentivize institutions to replace the CAP capital with private capital or redeem it. Institutions participating in the CPP under TARP may also be permitted to exchange their CPP preferred stock for the convertible preferred CAP security.

American Recovery and Reinvestment Act. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. Since the Company determined not to participate in the CPP, the restrictions and standards set forth in Section 7001 of the ARRA are not applicable to the Company.

Term Asset-Backed Securities Loan Facility. On March 3, 2009, the U.S, Treasury and the Board of Governors announced the Term Asset-Backed Securities Loan Facility (the “TALF”). The TALF is one of the programs under the Financial Stability Plan announced by the U.S. Treasury on February 10, 2009. The TALF is intended to help stimulate the economy by facilitating securitization activities which allow lenders to increase the availability of credit to consumers and businesses. Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) will lend up to $200 billion to provide financing to investors as support for purchases of certain AAA-rated asset-backed securities (“ABS”) initially for newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans anticipated to be funded on March 25, 2009, and rental, commercial, and government vehicle fleet leases, small ticket equipment, heavy equipment, and agricultural equipment loans and leases proposed to be funded in April.

ABS fundings are held monthly. The loan asset classes include commercial mortgages, non-Agency residential mortgages, and/or other asset classes. Credit extensions under the TALF are non-recourse loans to eligible borrowers secured by eligible collateral for a three-year term with interest paid monthly. Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account with a primary dealer who will act as agent for the borrower and deliver eligible collateral to the FRBNY custodian in connection with the loan funding. The FRBYN will create a special purpose vehicle (“SPV”) to purchase and manage any assets received by the FRBYN in connection with the TALF loans.

The U.S. Treasury will provide $20 billion of credit protection to the FRBNY in connection with the TALF through the Troubled Assets Relief Program (the “TARP”) by purchasing subordinated debt issued by the SPV to finance the first $20 billion of asset purchases. If more than $20 billion in assets are purchased by the SPV, the FRBNY will lend additional funds to the SPV to finance such additional purchases. The FRBNY’s loan to the SPV will be senior to the TARP subordinated loan and secured by all of the assets of the SPV. The FRBNY indicated an intention to cease making new loans on June 30, 2010, but loans collateralized by certain types of ABS will cease on March 31, 2010, unless the Board of Governors extends the TALF.

Future Legislation

In addition to legislative changes, the various Federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such regulations may have on American River Bankshares or American River Bank. However, in light of the current conditions in the U.S. financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. The Company anticipates that additional regulations will likely increase the Company’s expenses, which may adversely impact the Company’s results of operations, financial condition, future prospects, profitability, and stock price.

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

●	Worsening economic conditions could adversely affect our business.

The economic conditions in the United States in general and within California and in our operating markets may continue to deteriorate. Unemployment nationwide and in California has increased significantly through this economic downturn and is anticipated to increase or remain elevated for the foreseeable future. Availability of credit and consumer spending, real estate values, and consumer confidence have all declined markedly. The volatility of the capital markets and the credit, capital and liquidity problems confronting the U.S. financial system have not been resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system. There is no assurance that such conditions will improve or be resolved in the foreseeable future.

The Bank conducts banking operations principally in Northern California. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in Northern California. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California, and continued adverse economic conditions could have a material adverse effect upon us. In addition, the State of California is currently experiencing significant budgetary and fiscal difficulties, which includes terminating and furloughing State employees. The businesses operating in California and, in particular, Sacramento depend on these State employees for business, and reduced spending activity by these State employees could have a material impact on the success or failure of these businesses, some of which are current or could become future customers of the Bank.

We can provide no assurance that economic conditions in the United States in general and in the State of California and within our operating markets will not further deteriorate or that such deterioration will not materially and adversely affect us. A further deterioration in economic conditions locally, regionally or nationally could result in a further economic downturn in Northern California with the following consequences, any of which could further adversely affect our business:

■	loan delinquencies and defaults may increase;
■	problem assets and foreclosures may increase;
■	demand for our products and services may decline;
■	low cost or noninterest bearing deposits may decrease;
■	collateral for loans may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans;
■	foreclosed assets may not be able to be sold;
■	volatile securities market conditions could adversely affect valuations of investment portfolio assets; and
■	reputational risk may increase due to public sentiment regarding the banking industry.

●	Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2009, our non-performing loans and leases were 5.46% of total loans and leases compared to 1.49% at December 31, 2008, and at December 31, 2009, our non-performing assets (which include foreclosed real estate) were 3.95% of total assets compared to 1.49% at December 31, 2008. The allowance for loan and lease losses as a percentage of non-performing loans and leases was 37.7% as of December 31, 2009 compared to 94.8% at December 31, 2008. Non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to an increase in non-performing assets. We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets. When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

●	Tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

A tightening of the credit markets or any inability to obtain adequate funds for continued loan growth at an acceptable cost could adversely affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan and lease payments, we also rely on alternative funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco, and public time certificates of deposits. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such a disruption should occur, our ability to access these sources could be adversely affected, both as to price and availability, which would limit, or potentially raise the cost of, the funds available to us.

●	We have a concentration risk in real estate related loans.

At December 31, 2009, $286.6 million, or 74.5% of our total loan and lease portfolio, consisted of real estate related loans. Of that amount, $223.7 million, or 78.1%, consisted of commercial real estate, $27.5 million, or 9.6% consisted of commercial and residential construction loans (including land acquisition and development) and $35.4 million, or 12.3%, consisted of residential mortgages and residential multi-family real estate. Substantially all of our real property collateral is located in our operating markets in Northern California. The continuing trend of deteriorating economic conditions in California and in our operating markets has contributed to an overall decline in commercial and residential real estate values. A continuing substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.

At December 31, 2009, our residential construction loans (including land acquisition and development) were just $22.0 million, or 5.7% of our total loans and leases, and these loans were comprised of 53.3% owner-occupied and 46.7% non-owner-occupied. Construction, land acquisition and development lending involves additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, non-owner-occupied construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

●	Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance, but its allowance for loan and lease losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Bank’s and therefore our operating results. The adequacy of the Bank’s allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of realizable future losses is susceptible to changes in economic, operating and other conditions, including changes in the local and general California real estate market and operating environment as well as interest rates, employment levels and other economic factors that may be beyond our control, and these losses may exceed current estimates.

Federal regulatory agencies, as an integral part of the examination process, review the Bank’s loans and leases and allowance for loan and lease losses as well as management’s policies and procedures for determining the adequacy of the allowance for loan and lease losses. We believe that our allowance for loan and lease losses policies are effective and that our allowance for loan and lease losses is adequate to cover current losses. However, we cannot assure you that the Bank will not have to further increase the allowance for loan and lease losses as a result of the effects of continued deterioration of economic conditions nationally, in the operating markets in which the Bank conducts business and, specifically, within the Bank’s loan and lease portfolio or that regulatory agencies or changes in regulation or accounting methodologies will not require an increase to this allowance.

●	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

As of December 31, 2009, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $2.7 million and $6.0 million, respectively. At such date, our commercial real estate loans amounted to $223.7 million, or 58.1% of our total loan and lease portfolio, and our commercial business loans amounted to $72.6 million, or 18.9% of our total loan and lease portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

●	We are subject to extensive regulation, which could adversely affect our business.

Our operations are subject to extensive regulation by Federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of our business. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There can be no assurance that these laws, rules and regulations will not be modified, or that any other new laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, or restrict our ability to originate, broker or sell loans, reduce service charge income on deposits, or further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Bank.

●	The Company has entered into an informal agreement with regulators and noncompliance could have an adverse effect upon the Company.

In February 2010, in connection with the Bank’s regularly scheduled 2009 FDIC examination, the Bank entered into a Memorandum of Understanding (the “Memorandum”) with the FDIC and the California Commissioner of Financial Institutions. The Memorandum requires compliance with certain actions specified in the Memorandum. In the event of noncompliance, regulatory enforcement actions could be imposed that could have a material adverse effect upon the Company. See “Recent Developments” in Part II, Item 7 of this Annual Report on Form 10-K for information regarding the Memorandum.

●	Our business is subject to interest rate risk, and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce our net interest income. It is expected that we will continue to realize income from the differential or “margin” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest margins are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest margin, asset quality, and loan origination volume.

●	Governmental monetary policies and intervention to stabilize the U.S. financial system may affect our business and are beyond our control.

The business of banking is affected significantly by the fiscal and monetary policies of the Federal government and its agencies. Such policies are beyond our control. We are particularly affected by the policies established by the Federal Reserve Board in relation to the supply of money and credit in the United States. The instruments of monetary policy available to the Federal Reserve Board can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material effect on our business.

Recent legislation including the Emergency Economic Stabilization Act of 2008 (the “EESA”), signed into law by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), signed into law by President Obama on February 17, 2009, each include programs that are intended to help stabilize the U.S. financial system. However, it is uncertain whether such legislation will sufficiently resolve the volatility of capital and credit markets or improve capital and liquidity problems confronting the financial system. The failure of the EESA or ARRA to mitigate or eliminate such volatility and problems affecting the financial markets and a continuation or worsening of current financial market conditions could limit our access to capital or sources of liquidity in amounts and at times necessary to conduct operations in compliance with applicable regulatory requirements.

●	The Bank faces strong competition from banks, financial service companies and other companies that offer banking services, which could adversely affect our business.

Increased competition in our market may result in reduced loans and deposits or the rates charged or paid on these instruments and adversely affect our net interest margin. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer similar banking services to those that are offered by the Bank in its service area. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, the Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits than we do and are thereby better able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, as well as the range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If the Bank is unable to attract and retain banking customers, we may be unable to maintain our historical levels of loans and leases and deposits or our net interest margin.

●	Our operations are dependent upon key personnel.

Our future prospects are and will remain highly dependent on our directors, executive officers and other key personnel. Our success will, to some extent, depend on the continued service of our directors and continued employment of the executive officers, in addition to our ability to attract and retain experienced banking professionals to serve us and the Bank in other key positions. The unexpected loss of the services of any of these individuals could have a detrimental effect on our business.

●	Technology implementation problems or computer system failures could adversely affect us.

Our future growth prospects will be highly dependent on the ability of the Bank to implement changes in technology that affect the delivery of banking services such as the increased demand for computer access to bank accounts and the availability to perform banking transactions electronically. The Bank’s ability to compete will depend upon its ability to continue to adapt technology on a timely and cost-effective basis to meet such demands. In addition, our business and operations and those of the Bank could be susceptible to adverse effects from computer failures, communication and energy disruption, and activities such as fraud of unethical individuals with the technological ability to cause disruptions or failures of the Bank’s data processing system.

●	Information security breaches or other technological difficulties could adversely affect us.

We cannot be certain that the continued implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security. The Bank will continue to rely on the services of various vendors who provide data processing and communication services to the banking industry. Nonetheless, if information security is compromised or other technology difficulties or failures occur at the Bank or with one of our vendors, information may be lost or misappropriated, services and operations may be interrupted and the Bank could be exposed to claims from its customers as a result.

●	Our controls over financial reporting and related governance procedures may fail or be circumvented.

Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. We maintain controls and procedures to mitigate risks such as processing system failures or errors and customer or employee fraud, and we maintain insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and provides only reasonable, not absolute, assurances that the objectives of the system are met. Events could occur which are not prevented or detected by our internal controls, are not insured against, or are in excess of our insurance limits. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have an adverse effect on our business.

●	We may not be successful in raising additional capital needed in the future.

If additional capital is needed in the future as a result of losses, our business strategy or regulatory requirements, there is no assurance that our efforts to raise such additional capital will be successful or that shares sold in the future will be sold at prices or on terms equal to or better than the current market price. The inability to raise additional capital when needed or at prices and terms acceptable to us could adversely affect our ability to implement our business strategies.

●	The effects of legislation in response to current credit conditions may adversely affect us.

Legislation that has or may be passed at the Federal level and/or by the State of California in response to current conditions affecting credit markets could cause us to experience higher credit losses if such legislation reduces the amount that the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Such legislation could also result in the imposition of limitations upon the Bank’s ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan and lease losses and require a material increase in the allowance for loan and lease losses.

●	The effects of changes to FDIC insurance coverage limits are uncertain and increased premiums may adversely affect us.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which includes the Transaction Account Guarantee Program (the “TAGP”). The TAGP provides unlimited deposit insurance on funds in noninterest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions were covered under the TAGP for the first 30 days without incurring any costs. After the initial period, participating institutions were assessed a 10 basis point surcharge on the additional insured deposits through the scheduled end of the program on December 31, 2009. The Bank opted to participate in the TAGP. The FDIC extended the TAGP to June 30, 2010 and increased the annual assessment from 10 to 25 basis points for banks that do not opt-out of the TAGP. Participating banks had until November 2, 2009 to opt-out by in order to terminate coverage effective January 1, 2010. The Bank did not opt out of the TAGP and as a result, increased premiums will impact our earnings.

It is not clear how depositors will respond regarding the increase in insurance coverage. Despite the increase, some depositors may reduce the amount of deposits held at the Bank if concerns regarding bank failures persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that the activities of the Federal Reserve Board and the U.S. Treasury, intended to provide liquidity for the banking system and improvement in capital markets, are curtailed or unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affecting our results of operations.

In addition, the FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. The increase in FDIC insurance premiums will add to our cost of operations and could have a significant impact on us. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund. The FDIC also imposed a special assessment of 5 basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009 and paid on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the Company was assessed approximately $253,000 for the special assessment. In addition, on November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012. This prepaid amount for the Company was $3,886,000. In addition, the rule also includes an increase of 3 basis points in the deposit assessment base rate, beginning January 1, 2011. Prepayments of and/or an increase in premiums will impact our earnings adversely.

●	In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2009, we did not recognize any securities as other than temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings. In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2009, we held stock in the FHLB totaling $3.9 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. To date, the FHLB has not discontinued the distribution of dividends on its shares. However, there can be no assurance the FHLB’s dividend paying practices will continue. As of December 31, 2009, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

●	If the goodwill we have recorded in connection with our acquisition of Bank of Amador becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2009, we had approximately $16.3 million of goodwill on our balance sheet attributable to our merger with Bank of Amador in December 2004. In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

●	The effects of terrorism and other events beyond our control may adversely affect our results of operations.

The terrorist actions on September 11, 2001 and thereafter, as well as the current military conflicts in Afghanistan and Iraq, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact us and the extent of such impact is uncertain. Similar events beyond our control including, but not limited to, financial and economic volatility and governmental actions in response, natural disasters such as earthquakes, floods, fires, and similar adverse weather occurrences, disruption of power supplies and communications equipment such as telephones, cellular phones, computers, and other forms of electronic equipment or media, and widespread, adverse public health occurrences, may adversely affect our future results of operations by, among other things, disrupting the conduct of our operations and those of our customers, which could result in a reduction in the demand for loans and other products and services offered by the Bank, increase non-performing loans and the amounts reserved for loan and lease losses, or cause significant declines in our level of deposits.

●	Future acquisitions and expansion activities may disrupt our business and adversely affect our operating results.

We regularly evaluate potential acquisitions and expansion opportunities. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of incorporating acquired banks or branches into the Bank, executing cost savings measures, and being unable to profitably deploy funds in an acquisition.

●	We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We frequently evaluate opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations, and subject to market conditions, we may take further capital actions. Such actions could include, among other things, the issuance of additional shares of common stock in public or private transactions in order to further increase our capital levels above the requirements for a well-capitalized institution established by the Federal bank regulatory agencies as well as other regulatory targets.

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities including, without limitation, securities issued upon exercise of outstanding stock options under our stock option plans, could be substantially dilutive to shareholders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

●	The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility, which, in recent quarters, has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength. As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. This may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive. The low trading volume in our common shares on the NASDAQ Global Select Market means that our shares may have less liquidity than other publicly traded companies. We cannot ensure that the volume of trading in our common shares will be maintained or will increase in the future.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above in the forward-looking statement discussion under the section titled “Cautionary Statements Regarding Forward-Looking Statements” and below. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

■	actual or anticipated quarterly fluctuations in our operating results and financial condition;
■
changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;

■	failure to meet analysts’ revenue or earnings estimates;
■	speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;
■	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
■	actions by our current shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;
■	fluctuations in the stock price and operating results of our competitors;
■	future sales of our equity, equity-related or debt securities;
■	changes in the frequency or amount of dividends or share repurchases;
■	proposed or adopted regulatory changes or developments;
■	anticipated or pending investigations, proceedings, or litigation that involves or affects us;
■	trading activities in our common stock, including short-selling;
■	domestic and international economic factors unrelated to our performance; and
■	general market conditions and, in particular, developments related to market conditions for the financial services industry.

A significant decline in our stock price could result in substantial losses for individual shareholders.

●	We may be unable or choose not to pay cash dividends in the foreseeable future.

Our ability to pay dividends on our common stock depends on a variety of factors. On July 27, 2009 we announced suspension of our quarterly dividends, as compared to our quarterly dividends of $0.143 per share declared each quarter since the fourth quarter of 2007. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. As a result of an informal agreement entered into by the Bank and its regulators any future cash dividends from the Bank will require prior approval from its regulators. See “Recent Developments” under Item 7 on page 34 for more information. There is no assurance that any cash dividends will be paid in the future since they are subject to regulatory restrictions and to evaluation by our Board of Directors of financial factors including, but not limited to, our earnings, financial condition and capital requirements.

●	Anti-takeover provisions in our articles of incorporation and bylaws and California law could make a third party acquisition of us difficult.

Our articles of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us (even if doing so would be beneficial to our shareholders) and for holders of our common stock to receive any related takeover premium for their common stock. We are also subject to certain provisions of California law that would delay, deter or prevent a change in control of American River Bankshares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company and American River Bank lease nine and own two of their respective premises. The Company’s headquarters is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California. The office space is located in a six-story office building. The lease term is ninety-one (91) months and expires on May 6, 2013. The premises consist of 7,378 square feet on the fourth floor of the building. The space is leased from PGOCC, LLC, successor to One Capital Center.

American River Bank’s main office is located at 1545 River Park Drive, Suite 107, Sacramento, California, in a modern, five-story building which has off-street parking for its clients. American River Bank leases premises in the building from EOP-Point West, LLC successor to Spieker Properties. The lease term is ten (10) years and expires on July 31, 2010. The premises consist of 9,498 square feet on the ground floor.

American River Bank leases premises at 9750 Business Park Drive, Sacramento, California. The premises are leased from Bradshaw Plaza, Associates, Inc., which is owned in part by Charles D. Fite, a director of the Company. The lease term is ten (10) years and expires on November 30, 2016. The premises consist of 3,711 square feet on the ground floor.

American River Bank leases premises at 10123 Fair Oaks Boulevard, Fair Oaks, California. The premises are leased from Marjorie Wood-Taylor, Trustee of Marjorie Wood-Taylor Trust Established by Declaration of Trust dated September 2, 1992 under the provisions of a Trust Agreement dated September 2, 1992. Marjorie Wood-Taylor, is a former director of the Company. The most recent lease term was twelve (12) years and expired on March 1, 2009. On May 14, 2009, the lease term was extended for five (5) years, beginning on March 1, 2009 and expiring on March 1, 2014. Beginning March 1, 2011, the Company has a unilateral right to cancel the lease at any time by proving lessor with a six (6) month written notice. The premises consist of 2,380 square feet on the ground floor.

American River Bank leases premises at 2240 Douglas Boulevard, Roseville, California. The premises are leased from LUM YIP KEE, LIMITED (doing business as Twin Tree Land Company). The lease term is ten (10) years and expires on November 30, 2016. The premises consist of 3,790 square feet on the ground floor.

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

From time to time, the Company and/or its subsidiaries may be a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management is not aware of any pending legal proceedings to which either it or its subsidiaries may be a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries.

Item 4. [RESERVED]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The following table shows the high and the low prices for the common stock, for each quarter during 2009 and 2008, as reported by Nasdaq. The prices have been adjusted to reflect a 5% stock dividend declared in 2008.

2009	High	Low
First quarter	$10.97	$7.02
Second quarter	12.15	7.90
Third quarter	10.99	7.45
Fourth quarter	7.98	6.00

2008	High	Low
First quarter	$17.34	$14.29
Second quarter	15.67	9.29
Third quarter	11.33	7.17
Fourth quarter	13.33	8.01

The closing price for the Company’s common stock on March 3, 2010 was $7.75.

Holders

As of March 1, 2010, there were approximately 2,653 shareholders of record of the Company’s common stock.

Dividends

The Company has paid quarterly cash dividends on its common stock since the first quarter of 2004 and through the second quarter of 2009. Prior to that, the Company paid cash dividends twice a year since 1992. On July 27, 2009, the Company announced that the Board of Directors had temporarily suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. As a result of a regularly scheduled FDIC examination in 2009, the Company entered into an informal agreement in February 2010 with the FDIC and the DFI to take certain actions including restricting the payment of cash dividends. As a result, any future cash dividends from the Bank will require prior approval from its regulators. In 2009 and 2008, the Company declared cash dividends in the amount of $0.29 and $0.57, respectively, per common share. The amounts have been adjusted to reflect 5% stock dividends declared in 2008. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory and statutory restrictions and regulatory approvals and the evaluation by the Company’s Board of Directors of financial factors including, but not limited to earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

Stock Repurchases

On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allows for the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock. Each year the Company may repurchase up to 6.5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2009. The repurchases under this plan can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase program at any time for any reason. As such, on July 27, 2009, the Company announced that the Board of Directors was temporarily suspending the stock repurchase program. The Company relies on distributions from the Bank in the form of cash dividends in order to fund its repurchase program. As a result of a regularly scheduled FDIC examination in 2009, the Company entered into an informal agreement in February 2010 with the FDIC and the DFI to take certain actions including restricting the payment of cash dividends. As a result, any future cash dividends from the Bank will require prior approval from its regulators. The following table lists shares repurchased during the quarter ended December 31, 2009 and the maximum amount available to repurchase under the repurchase plan, which as a result on the suspension of the repurchase program was zero.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 October 1 through October 31, 2009	None	N/A	None	None
Month #2 November 1 through November 30, 2009	None	N/A	None	None
Month #3 December 1 through December 31, 2009	None	N/A	None	None
Total	None	N/A	None

The Company did not repurchase any of its shares in 2009. The Company purchased 115,815 shares in 2008, 426,668 shares in 2007, 299,410 shares in 2006, 92,986 shares in 2005, 11,869 shares in 2004, 1,915 shares in 2003 and 83,747 shares in 2002. Share amounts have been adjusted for stock dividends and/or splits.

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

As of and for the Years Ended December 31,
(In thousands, except per share amounts and ratios)

	2009	2008	2007	2006	2005
Operations Data:
Net interest income	$24,032	$25,925	$26,402	$27,066	$26,462
Provision for loan and lease losses	8,530	1,743	450	320	322
Noninterest income	2,269	2,168	2,599	2,443	2,329
Noninterest expenses	15,811	14,201	14,833	14,388	13,493
Income before income taxes	1,960	12,149	13,718	14,801	14,976
Income taxes	374	4,578	5,240	5,739	5,792
Net income	$1,586	$7,571	$8,478	$9,062	$9,184

Share Data:
Earnings per share – basic	$0.26	$1.30	$1.40	$1.42	$1.41
Earnings per share – diluted	$0.26	$1.30	$1.39	$1.39	$1.38
Cash dividends per share (1)	$0.29	$0.57	$0.55	$0.53	$0.46
Book value per share	$8.87	$10.95	$10.22	$10.00	$9.67
Tangible book value per share	$7.15	$7.98	$7.23	$7.14	$6.89

Balance Sheet Data:
Assets	$594,418	$563,157	$573,685	$604,003	$612,763
Loans and leases, net	376,322	412,356	394,975	382,993	365,571
Deposits	469,755	437,061	455,645	493,875	500,706
Shareholders’ equity	87,345	63,447	59,973	62,371	62,746

Financial Ratios:
Return on average equity	2.44%	12.39%	14.01%	14.48%	15.14%
Return on average tangible equity	3.31%	17.32%	19.78%	20.33%	21.64%
Return on average assets	0.28%	1.32%	1.47%	1.50%	1.54%
Efficiency ratio (2)	58.45%	48.92%	49.49%	47.11%	45.16%
Net interest margin (2)	4.90%	5.03%	5.10%	5.03%	4.98%
Net loans and leases to deposits	80.11%	94.35%	86.68%	77.55%	73.01%
Net charge-offs to average loans & leases	1.62%	0.42%	0.11%	0.03%	0.04%
Nonperforming loans and leases to total loans and leases (3)	5.46%	1.49%	1.86%	0.02%	0.02%
Allowance for loan and leases losses to total loans and leases	2.06%	1.41%	1.47%	1.51%	1.53%
Average equity to average assets	11.36%	10.62%	10.52%	10.38%	10.16%

Capital Ratios:
Leverage capital ratio	12.45%	8.32%	7.72%	7.81%	7.66%
Tier 1 risk-based capital ratio	17.13%	11.50%	10.70%	11.59%	11.82%
Total risk-based capital ratio	18.39%	10.25%	9.45%	10.34%	10.57%

(1)
On July 27, 2009, the Company announced that the Board of Directors temporarily suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. Regulatory approval will be required before the payment of cash dividends may be reestablished.

(2)	Fully taxable equivalent
(3)	Non-performing loans and leases consist of loans and leases past due 90 days or more and still accruing and nonaccrual loans and leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is American River Bankshares management’s discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2009, 2008, and 2007.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic volatility and decline and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates; (3) variances in the actual versus projected growth in assets and return on assets; (4) potential continued or increasing loan and lease losses; (5) potential increasing levels of expenses associated with resolving non-performing assets as well as regulatory changes; (6)changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (7) competitive effects; (8) potential declines in fee and other noninterest income earned associated with economic factors as well as regulatory changes; (9) general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (10) changes in the regulatory environment including government intervention in the U.S. financial system; (11) changes in business conditions and inflation; (12) changes in securities markets, public debt markets, and other capital markets; (13) potential data processing and other operational systems failures or fraud; (14) potential continued decline in real estate values in our operating markets; (15) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; (16) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations; (17) projected business increases following any future strategic expansion could be lower than expected; (18) the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings; (19) the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and (20) the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized. The factors set forth under “Item 1A - Risk Factors” in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

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

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company performed an evaluation of the goodwill, recorded as a result of the Bank of Amador acquisition, during the fourth quarter of 2009 and determined that there was no impairment. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

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

Since January 1, 2007 the Company has accounted for uncertainty in income taxes under “Accounting for Uncertainty in Income Taxes”. Under the provisions of Accounting for Uncertainty in Income Taxes, only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The election has been made to record interest expense related to tax exposures in tax expense, if applicable, and the exposure for penalties related to tax exposures in tax expense, if applicable.

Subsequent Events

In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 was effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred from December 31, 2009 to March 4, 2010 (the filing date), the date the Company issued these financial statements.

Recent Developments

In February 2010, in connection with the Bank’s regularly scheduled 2009 FDIC examination, the Bank entered into a Memorandum of Understanding (the “Memorandum”) with the FDIC and the California Commissioner of Financial Institutions. The Memorandum covers actions to be taken by the Board of Directors and management to enhance BSA compliance; reduce the Bank’s level of classified assets and further strengthen and improve the Bank’s asset quality; requesting regulatory approval prior to paying any cash dividends; and maintaining the Bank’s Tier 1 Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%. As of December 31, 2009, the foregoing ratios for the Bank were 11.7% and 17.3%, respectively. The Company believes that the Bank is currently in compliance in all material respects with the actions described in the Memorandum. Consequently, the Company does not expect these actions to significantly change its business strategy in any material respect; however, noncompliance with provisions of the Memorandum could result in regulatory enforcement actions that could have a material adverse effect upon the Company.

Overview

The Company recorded net income in 2009 of $1,586,000, down from $7,571,000 in 2008. Diluted earnings per share for 2009 were $0.26, a decrease of $1.04 from the $1.30 recorded in 2008. For 2009, the Company realized a return on average equity of 2.44% and a return on average assets of 0.28%, as compared to 12.39% and 1.32% for 2008.

Net income for 2008 was $907,000 (10.7%) lower than the $8,478,000 recorded in 2007. Diluted earnings per share in 2007 were $1.39, return on average assets was 1.47% and return on average equity was 14.01%. Table One below provides a summary of the components of net income for the years indicated:

Table One: Components of Net Income

For the years ended: (dollars in thousands)	2009	2008	2007

Net interest income*	$24,331	$26,277	$26,749
Provision for loan and lease losses	(8,530)	(1,743)	(450)
Noninterest income	2,269	2,168	2,599
Noninterest expense	(15,811)	(14,201)	(14,833)
Provision for income taxes	(374)	(4,578)	(5,240)
Tax equivalent adjustment	(299)	(352)	(347)

Net income	$1,586	$7,571	$8,478

Average total assets	$572,473	$575,046	$575,225

Net income as a percentage of average total assets	0.28%	1.32%	1.47%

* Fully taxable equivalent basis (FTE)

All share and per share data for 2008 and 2007 have been adjusted for 5% stock dividends distributed on December 18, 2008 and December 20, 2007.  There were no stock dividends distributed in 2009.

During 2009, total assets of the Company increased $31,261,000 (5.6%) to a total of $594,418,000 at year-end.  At December 31, 2009, net loans totaled $376,322,000, down $36,034,000 (8.7%) from the ending balances on December 31, 2008.  Deposits increased 7.5% during 2009 resulting in ending deposit balances of $469,755,000.  Shareholders’ equity increased 37.7% during 2009, increasing by $23,898,000 to end the year at $87,345,000.  The Company ended 2009 with a Tier 1 capital ratio of 12.4% and a total risk-based capital ratio of 18.4%.

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, Federal funds sold and interest-bearing deposits in other banks) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s fully taxable equivalent net interest margin was 4.90% in 2009 and 5.03% in 2008.  The fully taxable equivalent net interest income was down $1,946,000 (7.4%) in 2009 compared to 2008.

The fully taxable equivalent interest income component decreased from $33,905,000 in 2008 to $29,421,000 in 2009, representing a 13.2% decrease.  The decrease in the fully taxable equivalent interest income for 2009 compared to the same period in 2008 is comprised of two components - rate (down $3,100,000) and volume (down $1,384,000).  The decline in rates can be attributed to decreases implemented by the Company on the loans and leases during 2007 and 2008 in response to the Federal Reserve Board (the “FRB”) decreases in the Federal funds and discount rates.  Decreases by the FRB have resulted in ten rate reductions totaling 500 basis points since September 2007.  In addition, interest forgone on nonaccrual loans in 2009 increased when compared to 2008.  Net interest income forgone on nonaccrual loans was approximately $1,281,000 during 2009 compared to $647,000 during 2008.  The overall decreasing interest rate environment and the negative effect of the higher nonaccrual loans resulted in a 54 basis point decrease in the yield on average earning assets from 6.47% for 2008 to 5.93% for 2009.  The volume decrease occurred due to a 5.0% decrease in average earning assets.  The overall decrease in the average assets balance during that time period is mainly related to a decrease in loans and leases and investment securities balances.  Loan and lease balances are down as the overall production for new loans is down.  The investment securities balances are lower as the Company implemented a strategy to use the proceeds from principal reductions and maturing investment securities to provide funding for a decrease in average borrowings and to increase average noninterest-bearing cash balances.  The increase in cash balances was used to bolster liquidity during an unsettling time in the banking environment.

This strategy to reduce the balances in investment securities resulted in a 15.8% decrease in average investment securities from $106,949,000 during 2008 to $90,049,000 during 2009, while average noninterest-bearing cash balances increased $21,804,000 or 113.2% from $19,260,000 during 2008 to $41,064,000 during 2009.

The fully taxable equivalent interest income component decreased from $37,825,000 in 2007 to $33,905,000 in 2008, representing a 10.4% decrease.  The decrease in the fully taxable equivalent interest income for 2008 compared to the same period in 2007 is comprised of two components - rate (down $4,523,000) and volume (up $603,000).  The decline in rates can be attributed to decreases implemented by the Company on the loans and leases during the latter part of 2007 and 2008 in response to the FRB decreases in the Federal funds and discount rates.  In addition, an increased level of nonaccrual loans resulted in foregone interest income of approximately $647,000 during 2008 as compared to $305,000 in 2007.  The overall decreasing interest rate environment and the negative effect of the nonaccrual loans resulted in a 74 basis point decrease in the yield on average earning assets from 7.21% for 2007 to 6.47% for 2008.  The volume increase occurred despite a slight $1,799,000 (0.3%) decrease in average earning assets from $524,365,000 during 2007 to $522,566,000 during 2008 as a result of a shift in balances from lower earning investments to higher earning loans.  The change in the mix of average earning assets resulted from the Company’s decision to use the proceeds from principal reductions and maturing investment securities to provide funding for loan growth.  This strategy has reduced the average balances on investment securities by $21,289,000 or 16.6% from $128,238,000 during 2007 to $106,949,000 during 2008, while average loan balances increased $19,805,000 or 5.1% from $390,488,000 during 2007 to $410,293,000 during 2008.  The Company’s ability to increase its average loans is the result of its continued concentrated focus on business lending and the purchase of a $7,255,000 pool of loans secured by properties located in the Company’s market area from another bank.

Interest expense decreased $2,538,000 (33.3%) in 2009 compared to 2008.  The average balances of interest-bearing liabilities were $3,276,000 (0.9%) higher in 2009 compared to 2008.  The higher balances, especially in the level of average time deposits accounted for a $168,000 increase in interest expense.  This increase was offset by lower rates, which accounted for a $2,706,000 decrease in interest expense in 2009.  Rates paid on interest-bearing liabilities decreased 67 basis points from 2008 to 2009 from 1.99% to 1.32%.

Interest expense decreased $3,448,000 (31.1%) in 2008 compared to 2007.  The average balances of interest-bearing liabilities were $17,366,000 (4.8%) higher in the 2008 compared to 2007.  The higher balances accounted for a $1,224,000 increase in interest expense.  Average borrowings were up $29,880,000 (100.7%) as the Company used borrowings as a funding source for the increased loan balances as average deposit balances declined.  Average deposit balances decreased $31,176,000 (6.5%) from $479,344,000 during 2007 to $448,168,000 during 2008.  Although the number of deposit relationships and accounts remains relatively stable, the average balances in those accounts have experienced a decrease over the past twelve months.  As a result of the lower overall interest rate environment, the decrease in rates accounted for a $4,672,000 reduction in interest expense in 2008.  Rates paid on interest-bearing liabilities decreased 105 basis points from 2007 to 2008 from 3.04% to 1.99%.  The rate on average borrowings dropped 221 basis points during that same time period from 5.11% to 2.90%.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Year Ended December 31,	2009			2008			2007
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets
Loans and leases (1)	$404,539	$25,378	6.27%	$410,293	$28,512	6.95%	$390,488	$31,508	8.07%
Taxable investment securities	67,480	2,763	4.09%	79,675	3,711	4.66%	100,086	4,544	4.54%
Tax-exempt investment securities (2)	22,541	1,215	5.39%	27,102	1,428	5.27%	27,745	1,436	5.18%
Corporate stock	28	6	21.43%	172	22	12.79%	407	32	7.86%
Federal funds sold	11	—	0.00%	486	10	2.06%	690	34	4.93%
Interest bearing deposits in other banks	1,603	59	3.68%	4,838	222	4.59%	4,949	271	5.48%
Total earning assets	496,202	29,421	5.93%	522,566	33,905	6.47%	524,365	37,825	7.21%
Cash & due from banks	41,064			19,260			17,263
Other assets	42,208			39,330			39,529
Allowance for loan & lease losses	(7,001)			(6,110)			(5,932)
	$572,473			$575,046			$575,225

Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
NOW & MMDA	$163,141	1,375	0.84%	$164,531	1,929	1.17%	$173,382	3,781	2.18%
Savings	34,392	229	0.67%	36,033	324	0.90%	37,690	546	1.45%
Time deposits	137,601	2,399	1.74%	121,479	3,648	3.00%	123,485	5,233	4.24%
Other borrowings	49,745	1,087	2.19%	59,560	1,727	2.90%	29,680	1,516	5.11%
Total interest bearing liabilities	384,879	5,090	1.32%	381,603	7,628	1.99%	364,237	11,076	3.04%
Demand deposits	117,594			126,125			144,787
Other liabilities	4,993			6,234			5,668
Total liabilities	507,466			513,962			514,692
Shareholders’ equity	65,007			61,084			60,533
	$572,473			$575,046			$575,225
Net interest income & margin (3)		$24,331	4.90%		$26,277	5.03%		$26,749	5.10%

(1)	Loan and lease interest includes loan and lease fees of $46,000, $250,000 and $529,000 in 2009, 2008 and 2007, respectively.
(2)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from Federal income taxes.  The effective Federal statutory tax rate was 34% in 2009 and 35% in 2008 and 2007.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Year ended December 31, 2009 over 2008 (dollars in thousands)
Increase (decrease) due to change in:
	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans and leases (1)(2)	$(400)	$(2,734)	$(3,134)
Taxable investment securities	(568)	(380)	(948)
Tax-exempt investment securities (3)	(240)	27	(213)
Corporate stock	(18)	2	(16)
Federal funds sold & other	(10)	—	(10)
Interest bearing deposits in other banks	(148)	(15)	(163)
Total	(1,384)	(3,100)	(4,484)
Interest-bearing liabilities:
Demand deposits	(16)	(538)	(554)
Savings deposits	(15)	(80)	(95)
Time deposits	484	(1,733)	(1,249)
Other borrowings	(285)	(355)	(640)
Total	168	(2,706)	(2,538)
Interest differential	$(1,552)	$(394)	$(1,946)

Year Ended December 31, 2008 over 2007 (dollars in thousands) Increase (decrease) due to change in:
	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans and leases (1)(2)	$1,597	$(4,593)	$(2,996)
Taxable investment securities	(927)	94	(833)
Tax-exempt investment securities (3)	(33)	25	(8)
Corporate stock	(18)	8	(10)
Federal funds sold & other	(10)	(14)	(24)
Interest bearing deposits in other banks	(6)	(43)	(49)
Total	603	(4,523)	(3,920)
Interest-bearing liabilities:
Demand deposits	(193)	(1,659)	(1,852)
Savings deposits	(24)	(198)	(222)
Time deposits	(85)	(1,500)	(1,585)
Other borrowings	1,526	(1,315)	211
Total	1,224	(4,672)	(3,448)
Interest differential	$(621)	$149	$(472)

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans and leases.
(2)	Loan and lease fees of $46,000, $250,000 and $529,000 for the years ended December 31, 2009, 2008 and 2007, respectively, have been included in the interest income computation.
(3)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from Federal income taxes.  The effective Federal statutory tax rate was 34% in 2009 and 35% in 2008 and 2007.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $8,530,000 for loan and lease losses in 2009 as compared to $1,743,000 for 2008.  Net loan and lease losses for 2009 were $6,539,000 as compared to $1,708,000 in 2008.  In 2009, net loan and lease losses as a percentage of average loans outstanding were 1.62% compared to ..42% in 2008.  In 2007, the Company provided $450,000 for loan and lease losses and net charge-offs were $441,000.  The increase in the provision for loan and lease losses for 2009 results from a higher level of loan and lease losses and nonperforming loans and leases, due mainly to the overall challenging economy in the Company’s market areas and the United States, overall.  For further information please see “Allowance for Loan and Lease Losses Activity.”

Service Charges and Fees and Other Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Year Ended December 31,
	2009	2008	2007
Service charges on deposit accounts	$1,018	$741	$743
Merchant fee income	437	482	544
Earnings on Bank owned life insurance	246	395	404
Income from residential lending division	7	283	401
Accounts receivable servicing fees	35	170	244
Gain (loss) on sale, call and impairment of securities	270	(119)	11
Other	256	216	252

	$2,269	$2,168	$2,599

Noninterest income was up $101,000 (4.7%) to $2,269,000 in 2009 from the 2008 level. The increase from 2008 to 2009 was primarily related to higher service charges on deposit accounts (up $277,000 or 37.4%) and gain on sale of securities.  The higher service charges on deposit accounts results from increased fees from overdrawn checking accounts (up $183,000 or 43.3%) and higher service fees in checking accounts (up $86,000 or 34.1%).  The difference in the gain on sale of securities results from a loss in 2008 related to an impairment charge of $245,000 on the Company’s investment in Federal National Mortgage Association (“FNMA”) preferred stock.  During 2009, the Company also experienced lower income from fees from accounts receivable servicing, which resulted from lower overall volume (down $135,000 or 79.4%); lower fees from residential lending, which resulted from lower volume (down $276,000); and lower income from bank owned life insurance, which resulted from lower yields on the bank owned life insurance investments (down $149,000 or 37.7%).

Noninterest income was down $431,000 (16.6%) to $2,168,000 in 2008 from the 2007 level. The decrease from 2007 to 2008 was primarily related to lower income from fees on residential lending (down $118,000 or 29.4%), lower fees on accounts receivable servicing (down $74,000 or 32.5%), lower merchant fees (down $62,000 or 11.4%) and an impairment charge of $245,000 on the Company’s investment in FNMA preferred stock.  On September 7, 2008, the U.S. Government placed FNMA into conservatorship and as a result the market value of the shares experienced a significant decline.  The par value of the shares is $250,000 and the Company has written down the balance by $245,000 to $5,000.  The decrease in fees from residential lending resulted from the lower number of loan closings due to the slowdown in the residential real estate market.  The decrease in fees on accounts receivable servicing and merchant fees is due to lower activity levels in 2008 compared to 2007.

Salaries and Benefits

Salaries and benefits, which include commissions, were $7,279,000 (down $408,000 or 5.3%) for 2009 as compared to $7,687,000 in 2008.  The decrease in salary and benefit expense is primarily related to a decrease in the average full time equivalent employees (“FTE”).  The average FTE’s decreased from 123 in 2008 to 117 during 2009 and, at the end of 2009, the full-time equivalent staff was 118, down 4 from 122 at the end of 2008.

Salaries and benefits, which include commissions, were $7,687,000 (down $709,000 or 8.4%) for 2008 as compared to $8,396,000 in 2007.  The decrease in salary and benefit expense is primarily related to a decrease in the average FTE and lower incentive compensation.  The average FTE’s decreased from 129 in 2007 to 123 during 2008 and, at the end of 2008, the full-time equivalent staff was 122, down 2 from 124 at the end of 2007.  The incentive compensation expense decreased $474,000 (79.0%) from $600,000 in 2007 to $126,000 in 2008 because the Company did not reach its performance goals.

Occupancy, Furniture and Equipment

Occupancy expense decreased $106,000 (7.1%) during 2009 to $1,389,000, compared to $1,495,000 in 2008. The majority of the decrease relates to lower rent associated with the Company’s decision to relocate its banking office in Santa Rosa.  Furniture and equipment expense was $759,000 in 2009 compared to $774,000 in 2008, representing a $15,000 (1.9%) decrease.  The decrease in furniture and equipment expense relates primarily to lower technology related maintenance.

Occupancy expense increased $97,000 (6.9%) during 2008 to $1,495,000, up from $1,398,000 in 2007. The majority of the increase relates to normal rent increases and higher utilities in the Company’s leased facilities as well as depreciation expense related to recent branch remodels.  Furniture and equipment expense was $774,000 in 2008 compared to $691,000 in 2007, representing an $83,000 (12.0%) increase.  The increase in furniture and equipment expense relates primarily to higher technology related maintenance.

Other Real Estate Owned

The Company experienced a significant increase in costs associated with maintaining the Company’s other real estate owned (“OREO”).   OREO expense increased from $1,000 in 2008 to $1,441,000 due to an increase in the number of foreclosed properties.

Federal Deposit Insurance Corporation (the “FDIC”)

FDIC assessments increased $619,000 (409.9%) during 2009 to $770,000, up from $151,000 in 2008. The increase relates to increased assessments from the FDIC to cover losses suffered by the FDIC due to an increased number of bank failures.

FDIC assessments increased $94,000 (164.9%) during 2008 to $151,000, up from $57,000 in 2007. The increase relates to increased assessments from the FDIC to cover losses suffered by the FDIC due to an increased number of bank failures.

Other Expenses

Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Professional fees	$1,061	$936	$832
Telephone and postage	375	403	420
Directors’ expense	390	321	378
Outsourced item processing	369	391	374
Advertising and promotion	232	339	338
Stationery and supplies	205	274	322
Amortization of intangible assets	264	286	308
Other operating expenses	1,277	1,143	1,318

	$4,173	$4,093	$4,290

Other expenses were $4,173,000 (up $80,000 or 2.0%) for 2009 as compared to $4,093,000 for 2008. Professional fees increased $125,000 (13.4%) due in part to higher legal, accounting, and other professional services to comply with changes in the regulatory environment and to resolve problem loans.  This increase was offset by reductions in several other expense related items as the Company continued to focus on reducing expenses and services.  The overhead efficiency ratio on a taxable equivalent basis for 2009 was 58.5% as compared to 48.9% in 2008.

Other expenses were $4,093,000 (down $197,000 or 4.6%) for 2008 as compared to $4,290,000 for 2007. Professional fees increased $104,000 (12.5%) due in part to higher legal, accounting, and other professional services to comply with changes in the regulatory environment and to resolve problem loans.  The overhead efficiency ratio on a taxable equivalent basis for 2008 was 48.9% as compared to 49.5% in 2007.

Provision for Taxes

The effective tax rate on income was 19.1%, 37.7% and 38.2% in 2009, 2008 and 2007, respectively.  The effective tax rate differs from the Federal statutory tax rate due to state tax expense (net of Federal tax effect) of $59,000, $802,000 and $919,000 in these years.  Tax-exempt income of $1,099,000, $1,415,000 and $1,410,000 from investment securities and bank owned life insurance in these years helped to reduce the effective tax rate.  The lower effective tax rate in 2009 results from the Company realizing the benefits of tax-free income related to such items as municipal bonds and bank owned life insurance against an overall lower amount of taxable income.

Balance Sheet Analysis

The Company’s total assets were $594,418,000 at December 31, 2009 as compared to $563,157,000 at December 31, 2008, representing an increase of $31,261,000 (5.6%).  The average balances of total assets during 2009 were $572,473,000 which is consistent with the 2008 total of $575,046,000.

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

Table Six: Investment Securities Composition
(dollars in thousands)

	2009	2008	2007

Available-for-sale (at fair value)
Debt securities:
U.S. Government agencies	$—	$—	$16,506
Mortgage-backed securities	76,009	32,232	31,066
Obligations of states and political subdivisions	20,587	31,012	31,111
Equity securities:
Corporate stock	86	90	287
Total available-for-sale investment securities	$96,682	$63,334	$78,970

Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$12,331	$24,365	$34,754
Total held-to-maturity investment securities	$12,331	$24,365	$34,754

See Table Fifteen for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans.  At December 31, 2009, these categories accounted for approximately 19%, 58%, 2%, 7%, 7%, 1%, 2% and 4%, respectively, of the Company’s loan portfolio.  This mix was relatively unchanged compared to 22%, 52%, 2%, 12%, 6%, 1%, 2% and 3% at December 31, 2008.  Continuing focus in the Company’s market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating approximately $69 million in new loans in 2009.  The Company reported net increases in balances for commercial real estate ($5,059,000 or 2.3%) and residential real estate ($2,216,000 or 9.0%) and the Company experienced a decrease in commercial ($18,004,000 or 19.9%), multi-family real estate ($462,000 or 5.2%), real estate construction ($21,182,000 or 43.5%), lease financing receivable ($555,000 or 12.4%), agriculture ($543,000 or 6.8%), and consumer loans ($543,000 or 3.7%) primarily as a result of pay downs.  Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven: Loan and Lease Portfolio Composition

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Commercial	$72,621	$90,625	$94,632	$85,859	$77,971
Real estate:
Commercial	223,685	218,626	191,774	175,643	154,500
Multi-family	8,476	8,938	5,830	3,618	3,767
Construction	27,482	48,664	66,022	90,314	103,048
Residential	26,922	24,706	20,120	8,689	4,680
Lease financing receivable	3,920	4,475	4,070	6,375	7,967
Agriculture	7,472	8,015	8,177	7,362	8,129
Consumer	14,253	14,796	10,750	11,712	11,900
	384,831	418,845	401,375	389,572	371,962
Deferred loan fees, net	(600)	(571)	(517)	(705)	(712)
Allowance for loan and lease losses	(7,909)	(5,918)	(5,883)	(5,874)	(5,679)
Total net loans and leases	$376,322	$412,356	$394,975	$382,993	$365,571

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products.  Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items.  Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences.  Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 55% to 75%.  Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards.  In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans.  Up until 2008, American River Bank had a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing.  American River Bank acted as a broker between American River Bank's clients and the loan wholesalers.  American River Bank received an origination fee for loans closed.  Due to a slow down in the funding of residential loans in 2008 the Company reduced the number of employees it had dedicated to residential lending.

“Subprime” loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories.  Within the industry, many of these “subprime” loans were made with adjustable interest rates that reset upward after an introductory period.  These “subprime” loans coupled with declines in housing prices have led to an increase in foreclosure rates as the adjustable interest rates reset to higher levels.  The Company did not have any “subprime” loans on its books at December 31, 2009 and December 31, 2008.

Average loans and leases in 2009 were $404,539,000 which represents a decrease of $5,754,000 (1.4%) compared to the average in 2008.  Average loans and leases in 2008 were $410,293,000 which represents an increase of $19,805,000 (5.1%) over the average in 2007.  Loan balance reductions in 2009 resulted from pay downs and charge offs that were partially offset by the continued concentrated effort to increase commercial relationships, the addition of new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers.

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies.  Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio.  Management believes its ability to identify and assess risk and return characteristics of the Company’s loan and lease portfolio is critical for profitability and growth.  Management strives to continue its emphasis on credit quality in the loan and lease approval process, through active credit administration and regular monitoring.  With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio.  In addition, the Company has taken actions to further strengthen its lending compliance management system in accordance with recommendations in connection with its 2008 compliance examination including, among other matters, enhancement of existing procedures for internal control of loan compliance functions such as maintenance of required levels of compliance training, increased monitoring of the compliance program, and identification of any compliance weaknesses. The Company is also taking actions to further strengthen and improve its asset quality in accordance with an informal agreement arising out of its 2009 regulatory examination including, among other matters, enhancement of existing procedures for appraisals and re-appraisals on secured loans and other real estate owned, and problem loan identification, including identification of impaired loans and leases and identification of troubled debt restructured loans.

Ultimately, underlying trends in economic and business cycles may influence credit quality.  American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy but with a large State of California government presence and employment base.  In Sonoma County, through North Coast Bank, a division of American River Bank, whose business is focused on businesses within the two communities in which it has offices (Santa Rosa and Healdsburg) and in Amador County, through Bank of Amador, a division of American River Bank, whose business is focused on businesses and consumers within the three communities in which it has offices (Jackson, Pioneer, and Ione) as well as a diversified residential construction loan business in numerous Northern California counties.  The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming.

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

In management's judgment, a concentration exists in real estate loans which represented approximately 74.5% of the Company's loan and lease portfolio at December 31, 2009, up from 71.8% at December 31, 2008.  Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area.  Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability and taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques.

Management currently believes that it maintains its allowance for loan and lease loss at levels adequate to reflect the loss risk inherent in its total loan portfolio; however, a continued substantial further decline in the economy in general, or a continued additional decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses, which could adversely affect the Company's future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

Management generally places loans and leases on nonaccrual status when they become 90 days past due unless the loan or lease is well secured and in the process of collection.  Loans and leases are partially or fully charged off when, in the opinion of management, collection appears unlikely.

The recorded investments in nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual totaled $20,964,000 and $6,241,000 at December 31, 2009 and 2008, respectively.  Of the $20,964,000 in non-performing loans and leases at December 31, 2009, there were twenty-seven real estate loans totaling $14,048,000; thirteen commercial loans totaling $6,143,000; seven consumer loan totaling $718,000; and five leases totaling $55,000.  At December 31, 2008, the $6,241,000 in non-performing loans consisted of sixteen real estate loans totaling $5,931,000; three commercial loans totaling $261,000; three leases totaling $41,000; and one consumer loan totaling $8,000.

The net interest due on nonaccrual loans and leases but excluded from interest income was approximately $1,281,000 during 2009, $647,000 during 2008, and $305,000 during 2007.  In 2009, interest income recognized from payments received on nonaccrual loans and leases was approximately $79,000 and in 2008 and 2007 it was not significant.

Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more and on accrual as of year-end for the past five years.

Table Eight: Non-Performing Loans and Leases

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Past due 90 days or more and still accruing:
Commercial	$—	$—	$—	$—	$24
Real estate	—	444	455	13	—
Lease financing receivable	—	22	—	—	—
Consumer and other	—	8	—	—	—
Nonaccrual:
Commercial	6,143	261	148	—	—
Real estate	14,048	5,487	6,787	12	15
Lease financing receivable	55	19	50	53	52
Consumer and other	718	—	—	—	—
Total non-performing loans and leases	$20,964	$6,241	$7,440	$78	$91

Management monitors the Company’s performance metrics including those ratios related to non-performing loans and leases.  In 2009, the Company experienced an increase in the non-performing loan and lease ratios.  However, these increases do not directly impact the Company’s allowance for loan and lease losses as management monitors each of the loans and leases on an individual basis using the accounting principles, “Accounting by Creditors for Impairment of a Loan.”

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2009.  Management is not aware of any potential problem loans, which were accruing and current at December 31, 2009, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company.

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company generally does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing impairment, the Company reviews all loans graded substandard or lower with outstanding principal balances in excess of $250,000, except in the instance where management believes it is prudent to do otherwise.  The recorded investment in loans and leases that were considered to be impaired totaled $41,937,000 at December 31, 2009 and had a related valuation allowance of $3,810,000.  The average recorded investment in impaired loans and leases during 2009 was approximately $29,947,000.  As of December 31, 2008, the recorded investment in loans and leases that were considered to be impaired totaled $6,083,000 and had a related valuation allowance of $788,000.  The average recorded investment in impaired loans and leases during 2008 was approximately $8,291,000.  As of December 31, 2007, the recorded investment in loans and leases that were considered to be impaired totaled $6,637,000 and had a related valuation allowance of $764,000.  The average recorded investment in impaired loans and leases during 2007 was approximately $407,000.

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

The allowance for loan and lease losses totaled $7,909,000 or 2.06% of total loans and leases at December 31, 2009, $5,918,000 or 1.41% of total loans and leases at December 31, 2008, and $5,883,000 or 1.47% at December 31, 2007. The Company establishes general reserves in accordance with the accounting principles, “Accounting for Contingencies,” and specific reserves in accordance with the accounting principles, “Accounting by Creditors for Impairment of a Loan.”  The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL.  Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

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

Table Nine below summarizes, for the periods indicated, the activity in the ALLL.

Table Nine: Allowance for Loan and Lease Losses

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007	2006	2005

Average loans and leases outstanding	$404,539	$410,293	$390,488	$381,465	$360,319

Allowance for loan & lease losses at beginning of period	$5,918	$5,883	$5,874	$5,679	$5,496

Loans and leases charged off:
Commercial	2,944	422	301	71	72
Real estate	3,257	1,114	72	—	—
Consumer	216	139	105	1	—
Lease financing receivable	171	59	70	78	134
Total	6,588	1,734	548	150	206
Recoveries of loans and leases previously charged off:
Commercial	33	12	41	6	9
Real estate	1	—	—	—	—
Consumer	8	—	—	9	2
Lease financing receivable	7	14	66	10	56
Total	49	26	107	25	67
Net loans and leases charged off	6,539	1,708	441	125	139
Additions to allowance charged to operating expenses	8,530	1,743	450	320	322

Allowance for loan and lease losses at end of period	$7,909	$5,918	$5,883	$5,874	$5,679

Ratio of net charge-offs to average loans and leases outstanding	1.62%	.42%	.11%	.03%	.04%

Provision for loan and lease losses to average loans and leases outstanding	2.11%	.42%	.12%	.08%	.09%

Allowance for loan and lease losses to loans and leases, net of deferred fees, at end of period	2.06%	1.41%	1.47%	1.51%	1.53%

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data.  A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases.  Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels.   Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2009.

Table Ten: Allowance for Loan and Lease Losses by Loan Category

(dollars in thousands)	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$2,178	18.9%	$1,644	21.6%	$1,369	23.6%
Real estate	5,009	74.5%	4,030	71.8%	4,314	70.7%
Agriculture	203	1.9%	8	1.9%	8	2.0%
Consumer	426	3.7%	170	3.5%	108	2.7%
Lease financing receivable	93	1.0%	66	1.2%	84	1.0%
Total allocated	$7,909	100.0%	$5,918	100.0%	$5,883	100.0%

	December 31, 2006		December 31, 2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$1,269	22.1%	$1,056	21.0%
Real estate	4,332	71.4%	3,948	71.5%
Agriculture	7	1.9%	213	2.2%
Consumer	131	3.0%	246	3.2%
Lease financing receivable	135	1.6%	216	2.1%
Total allocated	$5,874	100.0%	$5,679	100.0%

The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate

During 2009, the Company received $2,808,000 from the net proceeds of the sale of seven pieces of other real estate owned (“OREO”) with net losses of $17,000 recognized on these sales.  There was $2,523,000 in other real estate owned at December 31, 2009 with a valuation allowance of $15,000 and $2,158,000 in other real estate owned at December 31, 2008 with no valuation allowance.

The balance in OREO at December 31, 2009 consisted of thirteen properties acquired through foreclosure.  The balance in OREO at December 31, 2008 consisted of three properties.  During 2009, the Company acquired seventeen properties through foreclosure totaling $4,793,000.  During 2009 the Company capitalized approximately $27,000 in costs in order to complete construction on a single property.  The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value.  During 2009, this valuation process resulted in the Company reducing the book value of the properties by $1,074,000.  During 2008, the valuation process resulted in $143,000 in write-downs.

Deposits

At December 31, 2009, total deposits were $469,755,000 representing an increase of $32,694,000 (7.5%) from the December 31, 2008 balance of $437,061,000.  The Company’s deposit growth plan for 2009 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts.  Due to theses efforts, the Company experienced increases during 2009 in money market ($25,695,000 or 24.3%), savings ($2,796,000 or 8.4%), interest-bearing checking ($4,573,000 or 10.0%) and time deposits ($445,000 or 0.3%) and a decrease in noninterest-bearing demand ($815,000 or 0.7%).

Other Borrowed Funds

Other borrowings outstanding as of December 31, 2009 consist of advances from the Federal Home Loan Bank (the “FHLB”).  The following table summarizes these borrowings (dollars in thousands):

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount		Rate
Short-term borrowings:
FHLB advances	$14,500	2.84%	$43,231	1.83%		$51,603	3.61%

Long-term borrowings:
FHLB advances	$17,000	2.40%	$14,000	3.19%	$

The maximum amount of short-term borrowings at any month-end during 2009, 2008 and 2007, was $69,448,000, $59,000,000, and $51,603,000, respectively.  The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short Term	Long Term
Amount	$14,500	$17,000
Maturity	2010	2011 to 2014
Average rates	2.84%	2.40%

The Company has also been issued a total of $8,000,000 as of December 31, 2009 and $2,500,000 as of December 31, 2008 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits.  The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.  The letters of credit were not drawn upon in 2009 or 2008 and management does not expect to draw upon these lines in the foreseeable future.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management.  The Company’s capital position represents the level of capital available to support continuing operations and expansion.

The Company, through a Board of Directors authorized plan, may repurchase, as conditions warrant, up to 6.5% annually of the Company's common stock.  The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with SEC Rule 10b-18.  Management reports monthly to the Board of Directors on the status of the repurchase program.  The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase program at any time for any reason.  Effective July 27, 2009, the Company temporarily suspended the stock repurchases.  The Company relies on distributions from the Bank in the form of cash dividends in order to fund its repurchase program.  As a result of a regularly scheduled FDIC examination in 2009, the Company entered into an informal agreement in February 2010 with the FDIC and the DFI to take certain actions including restricting the payment of cash dividends.  As a result, any future cash dividends from the Bank will require prior approval from its regulators.  The Company did not repurchase any shares in 2009, repurchased 115,815 shares in 2008, 426,668 shares in 2007, 299,410 shares in 2006, 92,986 shares in 2005, 11,869 shares in 2004, 1,915 shares in 2003 and 83,747 shares in 2002.  Share amounts have been adjusted for stock dividends and/or splits.  See Part II, Item 5, “Stock Repurchases” more information regarding the stock repurchase plan.

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation.  Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  As a result of a regularly scheduled 2009 FDIC examination, the Company entered into an informal agreement with the FDIC and the DFI to take certain actions including maintaining the Bank’s Tier 1 Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%.  As of December 31, 2009, the foregoing capital ratios for the Bank were 11.7% and 17.3%, respectively.  We believe that we are currently in compliance in all material respects with the actions described in the agreement, including the capital ratios as described above.  See “Recent Developments” under Item 7 herein on page 34 for more information regarding the informal agreement.

At December 31, 2009, shareholders’ equity was $87,345,000, representing an increase of $23,898,000 (37.7%) from $63,447,000 at December 31, 2008.  This increase was attributable principally to the public offering the Company undertook in the fourth quarter of 2009.  On December 17, 2009, the Company filed a Current Report with the SEC on Form 8-K announcing the completion of an offering of approximately $24 million of its common stock.  In 2008, shareholders’ equity increased $3,474,000 (5.8%) from 2007.  The ratio of total risk-based capital to risk adjusted assets was 18.4% at December 31, 2009 compared to 11.5% at December 31, 2008.  Tier 1 risk-based capital to risk-adjusted assets was 17.1% at December 31, 2009 and 10.2% at December 31, 2008.

Table Eleven below lists the Company’s actual capital ratios at December 31, 2009 and 2008 as well as the minimum capital ratios for capital adequacy.

Table Eleven: Capital Ratios

	At December 31,		Minimum Regulatory Capital Requirements
Capital to Risk-Adjusted Assets	2009	2008
Leverage ratio	12.4%	8.3%	4.00%
Tier 1 Risk-Based Capital	17.1%	10.2%	4.00%
Total Risk-Based Capital	18.4%	11.5%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  American River Bank’s ratios are in excess of the regulatory definition of “well capitalized.”

                  The Company filed an application with the U.S. Treasury to preserve its opportunity to participate in the Capital Purchase Program (“CPP”) and received approval of its application on November 21, 2008.  However, the Board of Directors subsequently determined that participation in the CPP was not in the best interests of the Company and its shareholders after evaluation of the CPP and due diligence reviews of the CPP agreements and documentation including restrictions imposed upon the Company under the investment agreement and related documentation which could reduce investment returns to shareholders of participating bank holding companies and banks by restricting dividends to common shareholders, diluting existing shareholders' interests, and restricting capital management practices, and consideration of various other factors including, but not limited to, capital raising alternatives and the condition of capital markets, the current and projected economic conditions in the Company’s market areas and the United States generally, the condition of the Company’s loan and investment portfolios and other financial factors, and with advice of such advisors as the Company’s Board of Directors deemed appropriate.  The Company gave notice to the U.S. Treasury on January 20, 2009 of its intention not to participate in the CPP.  See “Capital Purchase Program” at page 16 for more information about the CPP.

Management believes that the Company’s capital is adequate to support current operations and anticipated growth and currently foreseeable future capital requirements of the Company and its subsidiaries.

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

Table Twelve: Interest Rate Risk Simulation of Net Interest as of December 31, 2009

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon
Variation from a constant rate scenario
+200bp	$(10)
-200bp	$(432)

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2009, 2008 and 2007.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans and outstanding standby letters of credit at December 31, 2009 were approximately $67,825,000 and $10,190,000, respectively.  Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On December 31, 2009, consolidated liquid assets totaled $79.8 million or 13.4% of total assets compared to $41.3 million or 7.3% of total assets on December 31, 2008.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $20,000,000 with correspondent banks.  At December 31, 2009, the Company had $20,000,000 available under these credit lines.  Additionally, American River Bank is a member of the FHLB.  At December 31, 2009, American River Bank could have arranged for up to $93,547,000 in secured borrowings from the FHLB.  These borrowings are secured by pledged mortgage loans and investment securities.  At December 31, 2009, the Company had $54,047,000 available under these secured borrowing arrangements.  American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank.  The borrowing can be secured by pledging selected loans and investment securities.  At December 31, 2009, the Company’s borrowing capacity at the Federal Reserve Bank was $36,353,000.

The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations.  Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities.  The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs.  These securities are also available to pledge as collateral for borrowings if the need should arise.  American River Bank can also pledge additional securities to borrow from the Federal Reserve Bank and the FHLB.

The maturity distribution of certificates of deposit is set forth in Table Thirteen below for the periods presented.  These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Table Thirteen: Certificates of Deposit Maturities December 31, 2009

(dollars in thousands)	Less than $100,000	Over $100,000
Three months or less	$11,305	$59,363
Over three months through six months	7,970	16,252
Over six months through twelve months	9,393	12,785
Over twelve months	6,696	9,661
Total	$35,364	$98,061

Loan and lease demand also affects the Company’s liquidity position.  Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen: Loan and Lease Maturities (Gross Loans and Leases)
December 31, 2009

(dollars in thousands)	One year or less	One year through Five years	Over five years	Total
Commercial	$34,153	$29,967	$8,501	$72,621
Real estate	51,543	90,356	144,666	286,565
Agriculture	817	6,655	—	7,472
Consumer	871	4,292	9,090	14,253
Leases	164	3,197	559	3,920
Total	$87,548	$134,467	$162,816	$384,831

Loans and leases shown above with maturities greater than one year include $207,155,000 of floating interest rate loans and $90,128,000 of fixed rate loans and leases.

The carrying amount, maturity distribution and weighted average yield of the Company’s investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below.  The yields on tax-exempt obligations have been computed on a tax equivalent basis.  Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values.  The balance in FHLB Stock at December 31, 2009, 2008 and 2007 was $3,922,000, $3,922,000 and $2,800,000, respectively.

Table Fifteen: Securities Maturities and Weighted Average Yields
December 31,
(Taxable Equivalent Basis)

	2009		2008		2007
(dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield

Available-for-sale securities:
U.S. Treasury and agency securities
Maturing within 1 year	—	—	—	—	$13,072	3.77%
Maturing after 1 year but within 5 years	—	—	—	—	3,434	3.84%
State & political subdivisions
Maturing within 1 year	$3,749	4.40%	$2,055	4.42%	2,363	4.15%
Maturing after 1 year but within 5 years	7,397	6.10%	12,228	5.42%	11,561	5.17%
Maturing after 5 years but within 10 years	4,473	6.21%	11,782	6.08%	9,810	6.38%
Maturing after 10 years	4,968	5.77%	4,948	5.77%	7,377	6.28%
Mortgage-backed securities	76,009	3.50%	32,232	4.89%	31,066	4.30%
Other
Maturing within 1 year	—	—	—	—	—	—
Non-maturing	86	0.00%	89	0.00%	287	4.44%
Total investment securities	$96,682	3.97%	$63,334	5.26%	$78,970	4.76%

Held-to-maturity securities:
Mortgage-backed securities	$12,331	4.48%	$24,365	4.89%	$34,754	4.69%
Total investment securities	$12,331	4.48%	$24,365	4.89%	$34,754	4.69%

The carrying values of available-for-sale securities include net unrealized gains of $377,000, $673,000 and $171,000 at December 31, 2009, 2008 and 2007, respectively.  The carrying values of held-to-maturity securities do not include unrealized gains or losses; however, the net unrealized gains at December 31, 2009, 2008 and 2007 were $558,000, $524,000 and $101,000, respectively.

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

As of December 31, 2009, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Real estate commitments are generally secured by property with a loan-to-value ratio of 55% to 75%.  In addition, the majority of the Company's commitments have variable interest rates.

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

	December 31,
	2009	2008
Commitments to extend credit (dollars in thousands):

Revolving lines of credit secured by 1-4 family residences	$6,615	$7,396
Commercial real estate, construction and land development commitments secured by real estate	18,202	17,076
Other unused commitments, principally commercial loans	43,008	52,465
	$67,825	$76,937
Letters of credit	$10,190	$3,798

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

Contractual Obligations

The Company leases certain facilities at which it conducts its operations.  Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below.  Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2009.  Included in the table are amounts payable under the Company’s Deferred Compensation and Deferred Fees Plans and are listed in the “Other Long-Term Liabilities…” category.  At December 31, 2009, these amounts represented $2,167,000 and are anticipated to be primarily payable at least five years in the future.

Table Sixteen: Contractual Obligations

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$17,000	$—	$12,000	$5,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	4,212	863	1,284	1,023	1,042
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	2,167	—	—	—	2,167
Total	$23,379	$863	$13,284	$6,023	$3,209

Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting standards ASC 105-10 (previously SFAS No. 168), “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.”  With the issuance of ASC 105-10, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This change was effective for financial statements issued for interim or annual periods ended after September 15, 2009.  Accordingly, all specific references to generally accepted accounting principles (“GAAP”) refer to the Codification and not to the pre-Codification literature.

In April 2009, the FASB issued ASC No. 320-10-35 (previously FSP 115-2 and 124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.” This standard (i) changes previously existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the previously existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under this standard, declines in fair value below cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses for both held-to-maturity and available-for-sale securities.  The amount of impairment related to other factors is recognized in other comprehensive income.  The Company adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued ASC 820-10 (previously FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This standard affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  The Company adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on its financial condition or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value.”  This update provides amendments for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The Company adopted the provisions of this update on October 1, 2009 and they did not have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued ASC Topic 805 (previously SFAS 141(R)), Business Combinations. This standard broadens the guidance for business combinations and extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  The acquirer is no longer permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination.  It also requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination.  It also expands on required disclosures to improve the ability of the users of the financial statements to evaluate the nature and financial effects of business combinations.  This standard was effective January 1, 2009 for the Company.

In May 2009, the FASB issued ASC 855-10 (previously SFAS No. 165), “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this standard on July 1, 2009 required the Company to disclose the date through which subsequent events were evaluated and had no effect on the financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the “Market Risk Management” section of Item 7-“Management's Discussion and Analysis of Financial Condition and Results of Operations” on pages 49-50.

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

We have audited the accompanying consolidated balance sheet of American River Bankshares and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Bankshares and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

March 4, 2010

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2009 and 2008
(Dollars in thousands)

	2009	2008

ASSETS

Cash and due from banks	$58,493	$15,170
Interest-bearing deposits in banks		4,248
Investment securities (Note 5):
Available for sale, at fair value	96,682	63,334
Held to maturity, at amortized cost	12,331	24,365
Loans and leases, less allowance for loan and lease losses of $7,909 in 2009 and $5,918 in 2008 (Notes 6, 11 and 16)	376,322	412,356
Premises and equipment, net (Note 7)	2,094	2,115
Federal Home Loan Bank stock	3,922	3,922
Other real estate owned, net	2,508	2,158
Goodwill (Note 4)	16,321	16,321
Intangible assets (Note 4)	644	907
Accrued interest receivable and other assets (Notes 10 and 15)	25,101	18,261

	$594,418	$563,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$118,328	$119,143
Interest-bearing (Note 8)	351,427	317,918

Total deposits	469,755	437,061

Short-term borrowings (Note 9)	14,500	43,231
Long-term borrowings (Note 9)	17,000	14,000
Accrued interest payable and other liabilities (Note 15)	5,818	5,418

Total liabilities	507,073	499,710

Commitments and contingencies (Note 11)

Shareholders’ equity (Notes 12 and 13):
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding – 9,845,533 shares in 2009 and 5,792,283 shares in 2008	71,578	47,433
Retained earnings	15,545	15,617

Accumulated other comprehensive income, net of taxes (Notes 5 and 17)	222	397

Total shareholders’ equity	87,345	63,447

	$594,418	$563,157

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	2009	2008	2007
Interest income:
Interest and fees on loans and leases	$25,378	$28,512	$31,508
Interest on Federal funds sold		10	34
Interest on deposits in banks	59	222	271
Interest and dividends on investment securities:
Taxable	2,763	3,711	4,544
Exempt from Federal income taxes	917	1,080	1,095
Dividends	5	18	26

Total interest income	29,122	33,553	37,478

Interest expense:
Interest on deposits (Note 8)	4,003	5,901	9,560
Interest on borrowings (Note 9)	1,087	1,727	1,516

Total interest expense	5,090	7,628	11,076

Net interest income	24,032	25,925	26,402

Provision for loan and lease losses (Note 6)	8,530	1,743	450

Net interest income after provision for loan and lease losses	15,502	24,182	25,952

Noninterest income:
Service charges	1,018	741	743
Gain (loss) on sale, call and impairment of investment securities (Note 5)	270	(119)	11
Other income (Note 14)	981	1,546	1,845

Total noninterest income	2,269	2,168	2,599

Noninterest expense:
Salaries and employee benefits (Notes 6 and 15)	7,279	7,687	8,396
Other real estate expense	1,441	1	1
Occupancy (Notes 7, 11 and 16)	1,389	1,495	1,398
FDIC assessments	770	151	57
Furniture and equipment (Notes 7 and 11)	759	774	691
Other expense (Notes 4 and 14)	4,173	4,093	4,290

Total noninterest expense	15,811	14,201	14,833

Income before provision for income taxes	1,960	12,149	13,718

Provision for income taxes (Note 10)	374	4,578	5,240

Net income	$1,586	$7,571	$8,478

Basic earnings per share (Note 12)	$.26	$1.30	$1.40

Diluted earnings per share (Note 12)	$.26	$1.30	$1.39

Cash dividends per share of issued and outstanding common stock, adjusted for stock dividends	$.29	$0.57	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’	Total Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2007	5,657,346	$48,246	$14,690	$(565)	$62,371

Comprehensive income (Note 17):
Net income			8,478		8,478	$8,478
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				666	666	666

Total comprehensive income						$9,144

Cash dividend ($0.55 per share) (Note 13)			(3,319)		(3,319)
Fractional shares redeemed for stock dividend	(6)	(9)			(9)
5% stock dividend (Note 12)	265,683	5,645	(5,645)
Stock options exercised (Note 12)	54,569	679			679
Stock option compensation (Note 12)		301			301
Retirement of common stock (Note 12)	(387,315)	(9,194)			(9,194)

Balance, December 31, 2007	5,590,277	45,668	14,204	101	59,973

Comprehensive income (Note 17):
Net income			7,571		7,571	$7,571
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				296	296	296

Total comprehensive income						$7,867

Cash dividend ($0.57 per share) (Note 13)			(3,317)		(3,317)
Fractional shares redeemed for stock dividend		(10)			(10)
5% stock dividend (Note 12)	275,048	2,841	(2,841)
Stock options exercised (Note 12)	37,258	354			354
Stock option compensation (Note 12)		290			290
Retirement of common stock (Note 12)	(110,300)	(1,710)			(1,710)

Balance, December 31, 2008	5,792,283	47,433	15,617	397	63,447

Comprehensive income (Note 17):
Net income			1,586		1,586	$1,586
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)				(175)	(175)	(175)

Total comprehensive income						$1,411

Cash dividend ($0.29 per share) (Note 13)			(1,658)		(1,658)
Issuance of new shares, net of issuance costs ($6.25 per share)	4,048,000	23,901			23,901
Stock options exercised (Note 12)	5,250	34			34
Stock option compensation (Note 12)		210			210

Balance, December 31, 2009	9,845,533	$71,578	$15,545	$222	$87,345

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007

Cash flows from operating activities:
Net income	$1,586	$7,571	$8,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,530	1,743	450
Increase (decrease) in deferred loan and lease origination fees, net	29	54	(188)
Depreciation and amortization	832	822	840
Amortization of investment security premiums and discounts, net	399	137	254
Provision for accounts receivable servicing receivable allowance for losses	171		(3)
(Gain) loss on sale, call and impairment of investment securities	(270)	119	(11)
Increase in cash surrender value of life insurance policies	(246)	(395)	(404)
Provision for deferred income taxes	(374)	(446)	(240)
Stock option compensation expense	210	290	301
Tax benefit from exercise of stock options	(12)	(85)	(236)
Loss on sale/write-down of other real estate owed	1,106
(Increase) decrease in accrued interest receivable and other assets	(7,288)	1,762	(501)
Increase (decrease) in accrued interest payable and other liabilities	1,228	(1,035)	986

Net cash provided by operating activities	5,901	10,537	9,726

Cash flows from investing activities:
Proceeds from the sale of investment securities	9,995	24,225	6,506
Proceeds from called available-for-sale investment securities	1,080	1,455	1,170
Proceeds from matured available-for-sale investment securities	2,954	11,615	17,485
Purchases of available-for-sale investment securities	(61,448)	(29,629)
Purchases of held-to-maturity investment securities			(967)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	13,517	8,137	2,711
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	12,163	10,469	8,496
Net decrease in interest-bearing deposits in banks	4,248	703
Net decrease (increase) in loans and leases	23,238	(21,335)	(12,302)
Net decrease in accounts receivable servicing receivables	1,029	430	918
Proceeds from sale of other real estate	2,808	61
Purchases of equipment	(548)	(670)	(672)
Capitalized additions to other real estate owned	(26)
Net (increase) decrease in FHLB stock		(1,122)	271

Net cash provided by investing activities	9,010	4,339	23,616

(Continued)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$32,249	$(35,198)	$(22,767)
Net increase (decrease) in time deposits	445	16,614	(15,463)
Increase (decrease) in long-term borrowings	3,000	14,000	(5,000)
(Decrease) increase in short-term borrowings	(28,731)	(8,372)	14,333
Exercise of stock options	22	269	443
Tax benefit from exercise of stock options	12	85	236
Cash paid to repurchase common stock		(1,710)	(9,194)
Payment of cash dividends	(2,486)	(3,329)	(3,328)
Cash paid for fractional shares		(10)	(9)
Net proceeds from stock issuance	23,901

Net cash provided by (used) in financing activities	28,412	(17,651)	(40,749)

Increase (decrease) in cash and cash equivalents	43,323	(2,775)	(7,407)

Cash and cash equivalents at beginning of year	15,170	17,945	25,352

Cash and cash equivalents at end of year	$58,493	$15,170	$17,945

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$5,208	$7,913	$11,197
Income taxes	$2,452	$5,010	$5,403

Non-cash investing activities:
Real estate acquired through foreclosure	$4,793	$2,158	$61
Net change in unrealized gain on available-for-sale investment securities	$(297)	$502	$1,128

Non-cash financing activities:
Dividends declared and unpaid		$828	$840
Tax benefit from exercise of stock options	$12	$85	$236

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

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

The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (“ARB”). ARB was incorporated in 1983. ARB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. ARB operates five banking offices in Sacramento and Placer counties, two banking offices in Sonoma County under the name North Coast Bank, a division of ARB, and three banking offices in Amador County under the name Bank of Amador, a division of ARB.

The Company also owns one inactive subsidiary, American River Financial.

ARB does not offer trust services or international banking services and does not plan to do so in the near future. The deposits of ARB are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits.

ARB is participating in the FDIC Transaction Account Guarantee Program. Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

In February 2010, in connection with the Bank’s regularly scheduled 2009 FDIC examination, the Bank entered into a Memorandum of Understanding (Memorandum) with the FDIC and the California DFI. The Memorandum covers actions to be taken by the Board of Directors and management to enhance BSA compliance; reduce the Bank’s level of classified assets and further strengthen and improve the Bank’s asset quality; requesting regulatory approval prior to paying any cash dividends; and maintaining the Bank’s Tier 1 leverage capital ratio at not less than 8% and a total risk-based capital ratio of not less than 11%. As of December 31, 2009, the foregoing capital ratios for the Bank were 11.7% and 17.3%, respectively. The Company believes that it is currently in compliance in all material respects with the actions described in the Memorandum. Consequently, the Company does not expect these actions to significantly change its business strategy in any material respect.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2009.

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

●
Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders’ equity.

●	Held-to-maturity securities, which management has the positive intent and ability to hold to maturity, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers in the years ended December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Company did not have any trading securities.

Gains or losses on the sale of investment securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary and management does not intend to sell the security or it is more likely than not that management will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that management will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

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

Loan Sales and Servicing

Included in the loan and lease portfolio are Small Business Administration (SBA) loans and Farmer Mac guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. There were no sales of loans subject to these recourse provisions at December 31, 2009, 2008 and 2007. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2009 and 2008.

SBA and Farmer Mac loans with unpaid balances of $433,000 and $567,000 were being serviced for others as of December 31, 2009 and 2008, respectively. The Company also serviced loans that are participated with other financial institutions totaling $6,835,000 and $6,858,000 as of December 31, 2009 and 2008, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2009 and 2008.

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

The Director’s Loan Committee reviews the adequacy of the allowance for loan and lease losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the Director’s Loan Committee and management, changes are warranted.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. During 2009, the Company received $2,808,000 in net proceeds from the sale of other real estate with net losses of $17,000 recognized on the sale. During 2008, the Company received $61,000 from the proceeds from the sale of other real estate with no gain or loss recognized on the sale. There was $2,508,000 and $2,158,000 in other real estate at December 31, 2009 and 2008, respectively.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company’s analysis of available evidence, the Company determined that it is “more likely than not” that all of the deferred income tax assets as of December 31, 2009 and 2008 will be fully realized and therefore no valuation allowance was recorded.

The Company uses a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company uses a simplified method to determine the expected term of its stock options due to the lack of sufficient historical data.

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

Earnings Per Share

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock that shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. EPS is retroactively adjusted for stock splits and stock dividends for all periods presented.

Stock-Based Compensation

At December 31, 2009, the Company has one stock-based compensation plan, which is described more fully in Note 12. Compensation expense, net of related tax benefits, recorded in 2009, 2008 and 2007 totaled $155,000, $254,000 and $251,000, or $0.03, $0.04 and $0.04 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

	2009	2008	2007

Dividend yield	6.74%	3.53% to 4.62%	2.33%
Expected volatility	24.6%	21.3% to 24.3%	21.6%
Risk-free interest rate	2.18%	3.38% to 3.45%	4.68%
Expected option life in years	7	7	7
Weighted average fair value of options granted during the year	$0.69	$2.75	$5.78

The following is a summary of stock option information as of or for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(Dollars in thousands)

Total intrinsic value of options exercised	$28	$285	$832

Aggregate cash received for option exercises	$22	$269	$444
Total fair value of options vested	$298	$254	$263
Total compensation cost	$210	$290	$301
Tax benefit recognized	$55	$36	$50
Net compensation cost	$155	$254	$251
Total compensation cost for nonvested awards not yet recognized	$377	$717	$894
Weighted average years to be recognized	1.5	2.9	2.2

Subsequent Events

The Company has reviewed all events occurring from December 31, 2009 through March 4, 2010, the date the consolidated financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Financial Accounting Standards

FASB Accounting Standards Codification™ (ASC or Codification)

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting standards ASC 105-10 (previously SFAS No. 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. With the issuance of ASC 105-10, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This change was effective for financial statements issued for interim or annual periods ended after September 15, 2009. Accordingly, all specific references to generally accepted accounting principles (GAAP) refer to the Codification and not to the pre-Codification literature.

FASB Clarifies Other-Than-Temporary Impairment

In April 2009, the FASB issued ASC No. 320-10-35 (previously FSP 115-2 and 124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary-Impairment. This standard (i) changes previously existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the previously existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under this standard, declines in fair value below cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses for both held-to-maturity and available-for-sale securities. The amount of impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on its financial condition or results of operations.

FASB Clarifies Application of Fair Value Accounting

In April 2009, the FASB issued ASC 820-10 (previously FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This standard affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The Company adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on its financial condition or results of operations.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value. This update provides amendments for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The Company adopted the provisions of this update on October 1, 2009 and they did not have a material impact on its financial condition or results of operations.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Financial Accounting Standards (Continued)

Business Combinations

In December 2007, the FASB issued ASC Topic 805 (previously SFAS 141(R)), Business Combinations. This standard broadens the guidance for business combinations and extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. The acquirer is no longer permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. It also requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination. It also expands on required disclosures to improve the ability of the users of the financial statements to evaluate the nature and financial effects of business combinations. This standard was effective January 1, 2009 for the Company.

Subsequent Events

In May 2009, the FASB issued ASC 855-10 (previously SFAS No. 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard on July 1, 2009 required the Company to disclose the date through which subsequent events were evaluated and had no effect on the financial position or results of operations.

3.	FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$58,493	$58,493	$15,170	$15,170
Interest-bearing deposits in banks			4,248	4,249
Investment securities	109,013	109,571	87,699	88,223
Loans and leases, net	376,322	370,057	412,356	407,725
FHLB stock	3,922	3,922	3,922	3,922
Accounts receivable servicing receivables	35	35	1,236	1,236
Accrued interest receivable	1,941	1,941	2,265	2,265
Cash surrender value of life insurance policies	10,742	10,742	10,496	10,496

Financial liabilities:
Deposits	$469,755	$470,530	$437,061	$438,160
Short-term borrowings	14,500	14,500	43,231	43,231
Long-term borrowings	17,000	17,816	14,000	14,599
Accrued interest payable	344	344	462	462

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2009 and 2008:

Cash and due from banks: For cash and due from banks, the carrying amount is estimated to be fair value.

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

Commitments to extend credit: The fair value of commitments are based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at December 31, 2009 and 2008.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2009. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(dollars in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
December 31, 2009

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$96,682	$78	$96,604	$—	N/A

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$18,461		$16,081	$2,380	$(3,633)
Other real estate	2,508		2,508		(1,089)

	$20,969	$—	$18,589	$2,380	$(4,722)

December 31, 2008

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$63,334	$84	$61,201	$2,049	N/A

Assets measured on a nonrecurring basis at December 31, 2008 included impaired loans and other real estate. These assets were valued using the underlying collateral based on third-party appraisals, which are Level 2 fair value measurements, and totaled $6,083,000 and $2,158,000, net of specific reserves, respectively.

Impaired loans with a carrying value of $22,094,000 at December 31, 2009 were written down to a fair value of $18,461,000, resulting in an impairment charge of $3,633,000, which was included in earnings for the period.

Other real estate with a carrying value of $3,597,000 at December 31, 2009 was written down to a fair value of $2,508,000, resulting in an impairment charge of $1,089,000, which was included in earnings for the period.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Changes in balances of recurring items valued using significant unobservable inputs (Level 3) are as follows:

(dollars in thousands)
	Balance as of January 1, 2009	Transfers In (Out)	Unrealized Gains (Losses)	Realized Gains (Losses)	Balance as of December 31, 2009
Level 3 available-for-sale securities	$2,049	$(2,049)	$—	$—	$—

There were no changes in the valuation techniques used during 2009. The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities – Fair values for investment securities are based on quoted market prices, if available, or evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Pricing applications apply available information, as applicable, through processes such as benchmark curves, benchmarking to like securities, sector groupings and matrix pricing.

Impaired loans – The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impairment loans is estimated using a discounted cash flow model.

Other real estate – Other real estate represents real estate which the Company has taken control of in partial or full satisfaction of loans. The fair value of other real estate is based on the fair value of the real estate less costs to sell.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2009 and 2008, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment under the provisions of the codification Topic 350, Goodwill and Other Intangibles. Management determined that no impairment recognition was required for the years ended December 31, 2009, 2008 and 2007. Goodwill is not deductible for tax purposes.

Other intangible assets are comprised of core deposit intangibles totaling $644,000 and $907,000 at December 31, 2009 and 2008, respectively. Amortization of the intangible included in other expense totaled $263,000, $286,000 and $308,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The remaining balance will be amortized over the next 2.9 years and is estimated as follows (dollars in thousands):

Year Ending December 31,

2010	$242
2011	219
2012	183

$644

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2009 and 2008 consisted of the following (dollars in thousands):

Available-for-Sale

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$75,823	$772	$(586)	$76,009
Obligations of states and political subdivisions	20,400	347	(160)	20,587
Equity securities:
Corporate stock	82	11	(7)	86

	$96,305	$1,130	$(753)	$96,682

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Mortgage-backed securities	$32,073	$392	$(233)	$32,232
Obligations of states and political subdivisions	30,506	666	(160)	31,012
Equity securities:
Corporate stock	82	11	(3)	90

	$62,661	$1,069	$(396)	$63,334

Net unrealized gains on available-for-sale investment securities totaling $377,000 were recorded, net of $155,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2009. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2009 totaled $11,075,000 and $270,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2009.

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

During 2008, management determined that one equity security (FNMA Preferred Stock) had a loss considered to be other-than-temporary. The Company recorded an impairment charge of $245,000 in 2008. At December 31, 2009 and 2008, the remaining balance was $5,000.

Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2007 totaled $5,896,000 and $25,000, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	INVESTMENT SECURITIES (Continued)

Held-to-Maturity

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Mortgage-backed securities	$12,331	$558	$—	$12,889

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Mortgage-backed securities	$24,365	$532	$(8)	$24,889

Proceeds and gross realized losses from the sale of held-to-maturity investment securities for the year ended December 31, 2007 totaled $1,780,000 and $14,000, respectively. There were no sales of held-to-maturity investment securities for the years ended December 31, 2009 and 2008. There were no transfers of held-to-maturity investment securities for the years ended December 31, 2009, 2008 and 2007.

The amortized cost and estimated fair value of investment securities at December 31, 2009 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$3,760	$3,749
After one year through five years	7,204	7,397
After five years through ten years	4,419	4,473
After ten years	5,017	4,968

	20,400	20,587

Investment securities not due at a single maturity date:
Mortgage-backed securities	75,823	76,009	$12,331	$12,889
Corporate stock	82	86

	$96,305	$96,682	$12,331	$12,889

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $58,510,000 and $54,838,000 and estimated fair values totaling $59,816,000 and $55,659,000 were pledged to secure treasury tax and loan accounts, State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 9) at December 31, 2009 and 2008, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2009 and 2008 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$41,046	$(527)	$2,752	$(59)	$43,798	$(586)
Obligations of states and political sub-divisions	4,081	(80)	2,641	(80)	6,722	(160)
Corporate stock	5	(3)	3	(4)	8	(7)

	$45,132	$(610)	$5,396	$(143)	$50,528	$(753)

	2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$8,810	$(233)	$2,049		$10,859	$(233)
Obligations of states and political sub-divisions	5,628	(118)	724	$(42)	6,352	(160)
Corporate stock	5	(3)			5	(3)

	$14,443	$(354)	$2,773	$(42)	$17,216	$(396)

Held-to-Maturity

Debt securities:
Mortgage-backed securities	$633	$(1)	$489	$(7)	$1,122	$(8)

At December 31, 2009, the Company held 155 securities of which 32 were in a loss position for less than twelve months and 10 were in a loss position for twelve months or more. Of the 42 securities 23 are mortgage backed securities, 10 are obligations of states and political sub-divisions and 9 are corporate stocks.

The unrealized loss on the Company’s investments in mortgage-backed securities and obligations of states and political sub-divisions is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, management does not consider these investments to be other-than-temporarily impaired.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):
	December 31,
	2009	2008

Real estate – commercial	$223,685	$218,626
Real estate – construction	27,482	48,664
Real estate – multi-family	8,476	8,938
Real estate – residential	26,922	24,706
Commercial	72,621	90,625
Lease financing receivable	3,920	4,475
Agriculture	7,472	8,015
Consumer	14,253	14,796

	384,831	418,845

Deferred loan and lease origination fees, net	(600)	(571)
Allowance for loan and lease losses	(7,909)	(5,918)

	$376,322	$412,356

Certain loans are pledged as collateral for available borrowings with the FHLB and FRB. Pledged loans totaled $222,923,000 and $202,419,000 at December 31, 2009 and 2008, respectively (see Note 9).

The components of the Company’s lease financing receivable are summarized as follows (dollars in thousands):

	December 31,

	2009	2008

Future lease payments receivable	$4,246	$4,985
Residual interests	85	67
Unearned income	(411)	(577)

Net lease financing receivable	$3,920	$4,475

Future lease payments receivable are as follows (dollars in thousands):

Year Ending December 31,

2010	$1,365
2011	1,161
2012	958
2013	550
2014	140
Thereafter	72

Total lease payments receivable	$4,246

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	LOANS AND LEASES (Continued)

Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Balance, beginning of year	$5,918	$5,883	$5,874
Provision charged to operations	8,530	1,743	450
Losses charged to allowance	(6,588)	(1,734)	(548)
Recoveries	49	26	107

Balance, end of year	$7,909	$5,918	$5,883

The recorded investment in loans and leases that were considered to be impaired totaled $41,937,000 at December 31, 2009 and had a related valuation allowance of $3,810,000. The average recorded investment in impaired loans and leases during 2009 was approximately $29,947,000.

The recorded investment in loans and leases that were considered to be impaired totaled $6,083,000 at December 31, 2008 and had a related valuation allowance of $788,000. The average recorded investment in impaired loans and leases during 2008 was approximately $8,291,000.

Non-accrual loans and leases totaled approximately $20,964,000 and $5,767,000 at December 31, 2009 and 2008, respectively. There were no loans and leases past due 90 days or more and still accruing interest at December 31, 2009. Loans and leases past due 90 days or more and still accruing interest at December 31, 2008 were $474,000. Interest income on non-accrual loans is generally recognized on a cash basis and was approximately $79,000 for the year ended December 31, 2009, and not significant for 2008 and 2007. Interest foregone on non-accrual loans was approximately $1,281,000, $647,000 and $305,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Salaries and employee benefits totaling $674,000, $910,000 and $1,030,000 have been deferred as loan and lease origination costs for the years ended December 31, 2009, 2008 and 2007, respectively.

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2009	2008

Land	$206	$206
Building and improvements	730	740
Furniture, fixtures and equipment	7,017	7,013
Leasehold improvements	1,758	1,566

	9,711	9,525

Less accumulated depreciation and amortization	(7,617)	(7,410)

	$2,094	$2,115

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $569,000, $539,000 and $535,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2009	2008

Savings	$36,234	$33,438
Money market	131,614	105,919
NOW accounts	50,154	45,581
Time, $100,000 or more	98,061	95,161
Other time	35,364	37,819

	$351,427	$317,918

The Company held $29,000,000 in certificates of deposit for the State of California as of December 31, 2009 and 2008. This amount represents 6.2% and 6.6% of total deposit balances for December 31, 2009 and 2008, respectively.

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,

2010	$117,068
2011	9,843
2012	3,560
2013	1,932
2014	1,005
Thereafter	17

$133,425

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Savings	$229	$324	$546
Money market	1,304	1,861	3,668
NOW accounts	71	68	113
Time, $100,000 or more	1,481	2,249	3,167
Other time	918	1,399	2,066

	$4,003	$5,901	$9,560

9.             BORROWING ARRANGEMENTS

The Company has a total of $20,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with two of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2009 and 2008.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.            BORROWING ARRANGEMENTS (Continued)

In addition, the Company has a line of credit available with the Federal Home Loan Bank of San Francisco which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $31,500,000 were outstanding from the Federal Home Loan Bank at December 31, 2009, bearing fixed interest rates ranging from 1.60% to 3.78% and maturing between January 19, 2010 and January 13, 2014. Advances totaling $57,231,000 were outstanding from the Federal Home Loan Bank at December 31, 2008, bearing fixed interest rates ranging from 0.05% to 3.78% and maturing between January 2, 2009 and August 22, 2011. Amounts available under the borrowing arrangement with the Federal Home Loan Bank at December 31, 2009 and 2008 totaled $54,047,000 and $60,012,000, respectively.

In addition, the Company entered into a secured borrowing agreement with the Federal Reserve Bank of San Francisco in 2008. The borrowing is secured by pledging selected loans (see Note 6) and investment securities (see Note 5). There were no advances outstanding as of December 31, 2009 and 2008. Amounts available under the borrowing arrangement with the Federal Reserve Bank at December 31, 2009 and 2008 totaled $36,353,000 and $935,000, respectively.

The following table summarizes these borrowings (in thousands):

	December 31,
	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term portion of borrowings	$14,500	2.84%	$43,231	1.83%
Long-term borrowings	17,000	2.40%	14,000	3.19%

	$31,500	2.60%	$57,231	2.16%

The Company has also been issued $8,000,000 in letters of credit by the Federal Home Loan Bank which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2009 and management does not expect these lines to be drawn in the future.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.    INCOME TAXES

The provision for income taxes for the years ended December 31, 2009, 2008, and 2007 consisted of the following (dollars in thousands):

	Federal	State	Total

2009

Current	$824	$507	$1,331
Deferred	(540)	(417)	(957)

Provision for income taxes	$284	$90	$374

2008

Current	$3,617	$1,407	$5,024
Deferred	(263)	(183)	(446)

Provision for income taxes	$3,354	$1,224	$4,578

2007

Current	$3,986	$1,494	$5,480
Deferred	(163)	(77)	(240)

Provision for income taxes	$3,823	$1,417	$5,240

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Allowance for loan and lease losses	$3,546	$2,641
Future benefit of state tax deduction	123	443
Other real estate owned	280
Deferred compensation	1,715	1,591
Other	218	414

Total deferred tax assets	5,882	5,089

Deferred tax liabilities:
Core deposit intangible	(289)	(416)
Unrealized gains on available-for-sale investment securities	(155)	(276)
Investment market to market	(24)	(58)
Future liability of state deferred tax assets	(372)	(291)
Deferred loan costs	(355)	(433)
Federal Home Loan Bank stock dividends	(268)	(274)

Total deferred tax liabilities	(1,463)	(1,748)

Net deferred tax assets	$4,419	$3,341

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2006 and by state and local taxing authorities for years before December 31, 2005. The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2009 were not significant.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34.0% in 2009 and 35.0% for 2008 and 2007 to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,
	2009	2008	2007

Federal income tax statutory rate	34.0%	35.0%	35.0%
State franchise tax, net of Federal tax effect	3.0%	6.6%	6.7%
Tax benefit of interest on obligations of states and political subdivisions	(15.2)%	(2.9)%	(2.5)%
Tax-exempt income from life insurance policies	(4.3)%	(1.1)%	(1.0)%
Stock option compensation expense	1.3%	0.5%	0.4%
Other	0.3%	(0.4)%	(0.4)%

Effective tax rate	19.1%	37.7%	38.2%

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2019. Certain of the leases have five year renewal options. One of the branch facilities is leased from a current member of the Company’s Board of Directors (see Note 16).

Future minimum lease payments are as follows (dollars in thousands):

Year Ending December 31,

2010	$863
2011	657
2012	627
2013	582
2014	441
Thereafter	1,042

$4,212

Rental expense included in occupancy, furniture and equipment expense totaled $1,050,000, $1,110,000 and $1,061,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2009	2008

Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$6,615	$7,396
Commercial real estate, construction and land development commitments secured by real estate	18,202	17,076
Other unused commitments, principally commercial loans	43,008	52,465

	$67,825	$76,937

Standby letters of credit	$10,190	$3,798

At inception, real estate commitments are generally secured by property with a loan to value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2009 and 2008. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

Significant Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to clients throughout Sacramento, Placer, Yolo, Amador, El Dorado, and Sonoma counties.

In management’s judgment, a concentration exists in real estate-related loans which represented approximately 74% and 72% of the Company’s loan portfolio at December 31, 2009 and 2008, respectively. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company did not have any uninsured deposits at December 31, 2009.

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

12.          SHAREHOLDERS’ EQUITY

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per-Share Amount

December 31, 2009

Basic earnings per share	$1,586	6,031	$.26

Effect of dilutive stock options		7

Diluted earnings per share	$1,586	6,038	$.26

December 31, 2008

Basic earnings per share	$7,571	5,811	$1.30

Effect of dilutive stock options		14

Diluted earnings per share	$7,571	5,825	$1.30

December 31, 2007

Basic earnings per share	$8,478	6,053	$1.40

Effect of dilutive stock options		63

Diluted earnings per share	$8,478	6,116	$1.39

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.          SHAREHOLDERS’ EQUITY (Continued)

Stock Option Plan

In 2000, the Board of Directors adopted a stock option plan under which options may be granted to employees and directors under incentive and nonstatutory agreements. The stock option plan was approved by the Company’s shareholders. At December 31, 2009, grants outstanding combined with shares available for future grants totaled 598,000 shares under this plan. The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted. The purchase price of exercised options is payable in full in cash or shares of the Company’s common stock owned by the optionee at the time the option is exercised. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Options vest ratably over a five year period. The Plan does not provide for the settlement of awards in cash and new shares are issued upon the exercise of options.

A summary of the outstanding and vested stock option activity for the year ended December 31, 2009 is as follows:

	Outstanding		Nonvested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share

Balance, January 1, 2009	338,324	$18.67	185,461	$4.92

Options granted	62,003	$8.50	62,003	$0.69
Options vested			(59,886)	$4.97
Options exercised	(5,250)	$4.10
Options expired or canceled	(14,056)	$19.22	(6,981)	$7.51

Balance, December 31, 2009	381,021	$17.20	180,597	$3.19

A summary of exercisable options as of December 31, 2009 is as follows:

Number of vested stock options	200,424
Weighted average exercise price per share	$18.24
Aggregate intrinsic value	$—
Weighted average remaining contractual term in years	5.28

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.          SHAREHOLDERS’ EQUITY (Continued)

Stock Option Plan (Continued)

A summary of options outstanding at December 31, 2009 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2009	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2009

$8.50-11.66	62,003	9.14 years
$11.67-12.37	33,562	3.22 years	33,562
$12.38-12.65	1,575	8.39 years	315
$12.66-16.18	927	3.39 years	927
$16.19-16.77	59,047	8.15 years	11,891
$16.78-18.10	48,399	4.31 years	48,399
$18.11-18.23	36,174	5.27 years	28,189
$18.24-24.07	139,334	6.50 years	77,141

	381,021		200,424

Common Stock Repurchase Program

On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program that allows for the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock. The repurchases under this plan can be made from time to time in the open market as conditions allow. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase programs at any time for any reason. The 6.5% percent program announced in 2008, replaced a program announced in 2001 whereby the Company had the ability to repurchase up to five percent (5.0%) annually of the Company’s outstanding shares of common stock. On July 24, 2009, the Board of Directors temporarily suspended the Company’s stock repurchase program.

Stock Dividend

The Board of Directors declared a 5% stock dividend November 19, 2008 and November 21, 2007. As appropriate, per share and relevant data in the consolidated financial statements have been retroactively restated to reflect the stock dividends.

13.	REGULATORY MATTERS

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. The California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. In addition, subject to prior regulatory approval, any state banking association may request an exception to this restriction. In May, September and December 2008, and in March and June of 2009, ARB requested, and received approval for, equal payments of $1,000,000. The effect of the payments is such that ARB could continue to provide dividends to the Company.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	REGULATORY MATTERS (Continued)

Dividends (Continued)

In 2009, 2008 and 2007, the Company declared cash dividends in the amount of $0.29, $0.57 and $0.55, respectively, per common share. The amounts have been adjusted to reflect 5% stock dividends declared in 2008 and in 2007. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. On July 24, 2009, the Board of Directors temporarily suspended the payment of cash dividends until such time as it is prudent to reestablish payment of cash dividend. Currently, any future cash dividends from the Bank will require prior regulatory approval.

Regulatory Capital

The Company and ARB are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. As a result of our regularly scheduled 2009 FDIC examination, management entered into a Memorandum of Understanding with its regulators to take certain actions, including maintenance of certain capital ratios as described in “Note 1, The Business of the Company” herein.

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

ARB is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, ARB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

Management believes that the Company and ARB met all their capital adequacy requirements as of December 31, 2009 and 2008.

	December 31,
	2009		2008
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Leverage Ratio

American River Bankshares and Subsidiaries	$70,158	12.4%	$45,822	8.3%
Minimum regulatory requirement	$22,535	4.0%	$22,038	4.0%

American River Bank	$65,385	11.7%	$46,134	8.4%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action provisions	$28,059	5.0%	$27,451	5.0%
Minimum regulatory requirement	$22,447	4.0%	$21,961	4.0%

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	REGULATORY MATTERS (Continued)

Regulatory Capital (Continued)

	December 31,
	2009		2008
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$70,158	17.1%	$45,822	10.2%
Minimum regulatory requirement	$16,384	4.0%	$17,889	4.0%

American River Bank	$65,385	16.0%	$46,134	10.4%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action provisions	$24,463	6.0%	$26,736	6.0%
Minimum regulatory requirement	$16,309	4.0%	$17,824	4.0%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$75,313	18.4%	$51,416	11.5%
Minimum regulatory requirement	$32,989	8.0%	$35,805	8.0%

American River Bank	$70,516	17.3%	$51,708	11.6%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action provisions	$41,050	10.0%	$44,594	10.0%
Minimum regulatory requirement	$32,840	8.0%	$35,676	8.0%

14.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Merchant fee income	$437	$482	$544
Accounts receivable servicing fees	35	170	244
Income from residential lending division	7	283	401
Bank owned life insurance (Note 15)	246	395	404
Other	256	216	252

	$981	$1,546	$1,845

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	OTHER NONINTEREST INCOME AND EXPENSE (Continued)

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Professional fees	$1,061	$936	$832
Telephone and postage	375	403	420
Outsourced item processing	369	391	374
Advertising and promotion	232	339	338
Directors’ expense	390	321	378
Amortization of intangible assets	264	286	308
Stationery and supplies	205	274	322
Other operating expenses	1,277	1,143	1,318

	$4,173	$4,093	$4,290

15.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participants’ contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company’s contributions totaled $176,000, $200,000 and $227,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants’ deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 5.55% at December 31, 2009. Deferred compensation, including interest earned, totaled $2,167,000, $2,023,000 and $1,769,000 at December 31, 2009, 2008 and 2007, respectively. The expense recognized under this plan totaled $116,000, $142,000 and $142,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	EMPLOYEE BENEFIT PLANS (Continued)

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. As of December 31, 2009 and 2008, the Company had accrued $764,000 and $672,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement. The expense recognized under this plan totaled $141,000, $188,000 and $169,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Under these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $10,742,000 and $10,496,000 at December 31, 2009 and 2008, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Tax-exempt income on these policies, net of expense, totaled approximately $246,000, $395,000 and $404,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2009 (dollars in thousands):

Balance, January 1, 2009	$3,283

Disbursements	888
Amounts repaid	(120)

Balance, December 31, 2009	$4,051

Undisbursed commitments to related parties, December 31, 2009	$15

The Company also leases one of its branch facilities from a current member of the Company’s Board of Directors. Rental payments to the Director totaled $87,000, $85,000 and $83,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2009, 2008 and 2007, the Company had other comprehensive income (loss) as follows (dollars in thousands):

	Before Tax	Tax Expense	After Tax
For the Year Ended December 31, 2009

Other comprehensive loss:
Unrealized holding loss	$(26)	$10	$(16)
Less reclassification adjustment for realized gains included in net income	270	(111)	159

	$(296)	$121	$(175)

For the Year Ended December 31, 2008

Other comprehensive income:
Unrealized holding gains	$628	$(258)	$370
Less reclassification adjustment for realized gains included in net income	126	(52)	74

	$502	$(206)	$296
For the Year Ended December 31, 2007

Other comprehensive income:
Unrealized holding gains	$1,153	$(472)	$681
Less reclassification adjustment for realized gains included in net income	25	(10)	15

	$1,128	$(462)	$666

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.           PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2009 and 2008
(Dollars in thousands)

	2009	2008
ASSETS

Cash and due from banks	$6,067	$1,596
Investment in subsidiaries	82,572	63,759
Other assets	2,165	1,884

	$90,804	$67,239

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Dividends payable to shareholders		$828
Other liabilities	$3,459	2,964

Total liabilities	3,459	3,792

Shareholders’ equity:
Common stock	71,578	47,433
Retained earnings	15,545	15,617
Accumulated other comprehensive income, net of taxes	222	397

Total shareholders’ equity	87,345	63,447

	$90,804	$67,239

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.           PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007

Income:
Dividends declared by subsidiaries – eliminated in consolidation	$1,655	$4,560	$12,575
Management fee from subsidiaries – eliminated in consolidation	4,057	3,706	3,332
Other income	26	39	39

Total income	5,738	8,305	15,946

Expenses:
Salaries and employee benefits	2,696	2,582	2,766
Professional fees	404	390	384
Directors’ expense	325	248	288
Other expenses	684	668	696

Total expenses	4,109	3,888	4,134

Income before equity in undistributed income of subsidiaries	1,629	4,417	11,812

Equity in (distributed) undistributed income of subsidiaries	(49)	3,113	(3,637)

Income before income taxes	1,580	7,530	8,175

Income tax benefit	6	41	303

Net income	$1,586	$7,571	$8,478

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.           PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007

Cash flows from operating activities:
Net income	$1,586	$7,571	$8,478
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (distributed) earnings of subsidiaries	49	(3,113)	3,637
Decrease (increase) in dividends receivable from subsidiaries		840	(540)
Stock option compensation expense	210	291	301
Increase in other assets	(267)	(104)	(500)
(Decrease) increase in other liabilities	(333)	220	820

Net cash provided by operating activities	1,245	5,705	12,196

Cash flows from investing activities:
Purchase of equipment	(50)	(26)	(41)
Investment in subsidiary	(19,000)

Net cash used in investing activities	(19,050)	(26)	(41)

Cash flows from financing activities:
Cash dividends paid	(1,658)	(3,328)	(3,328)
Exercise of stock options, including tax benefit	33	354	679
Cash paid to repurchase common stock		(1,710)	(9,194)
Cash paid for fractional shares		(10)	(9)
Net proceeds from stock issuance	23,901

Net cash provided by (used in) financing activities	22,276	(4,694)	(11,852)

Net increase in cash and cash equivalents	4,471	985	303

Cash and cash equivalents at beginning of year	1,596	611	308

Cash and cash equivalents at end of year	$6,067	$1,596	$611

Selected Quarterly Information (Unaudited)
(In thousands, except per share and price range of common stock)

	March 31,	June 30,	September 30,	December 31,
2009

Interest income	$7,751	$7,321	$7,163	$6,887
Net interest income	6,339	6,018	5,928	5,747
Provision for loan and lease losses	1,229	3,800	1,001	2,500
Noninterest income	510	649	597	513
Noninterest expense	3,601	4,239	4,268	3,703
Income (loss) before taxes	2,019	(1,372)	1,256	57
Net income (loss)	1,283	(704)	827	180

Basic earnings (loss) per share	$.22	$(0.12)	$.14	$.03
Diluted earnings (loss) per share	.22	(0.12)	.14	.03
Cash dividends per share	.143	.143	—	—
Price range, common stock	$7.02-10.97	$7.90-12.15	$7.45-10.99	$6.00-7.98

2008

Interest income	$8,578	$8,252	$8,604	$8,119
Net interest income	6,342	6,395	6,742	6,446
Provision for loan and lease losses	337	190	381	835
Noninterest income	585	639	446	498
Noninterest expense	3,629	3,642	3,694	3,236
Income before taxes	2,961	3,202	3,113	2,873
Net income	1,833	1,981	1,931	1,826

Basic earnings per share	$.31	$.34	$.33	$.32
Diluted earnings per share	.31	.34	.33	.32
Cash dividends per share	.143	.143	.143	.143
Price range, common stock	$14.29-17.34	$9.29-15.67	$7.17-11.33	$8.01-13.33

The earnings per share, cash dividends, and price range have been adjusted for a 5% stock dividend in 2008. There were no stock dividends in 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2009. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2009, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended December 31, 2009, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based upon those criteria.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ DAVID T. TABER	/s/ MITCHELL A. DERENZO
David T. Taber	Mitchell A. Derenzo
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Item 9A(T). Controls and Procedures.

The information required is listed in Item 9A above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

(10.31)
Customer Service Agreement dated January 4, 2010 between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on January 5, 2010.

*(10.32)
Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.33)
Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Report on Form 8-K, filed with the Commission on January 22, 2010.

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

**Incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

***Incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-119085) filed with the Commission on September 17, 2004.

An Annual Report for the fiscal year ended December 31, 2009 and Notice of Annual Meeting and Proxy Statement for the Company’s 2010 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

March 4, 2010	By:	/s/ DAVID T. TABER
David T. Taber

Chief Executive Officer
(Principal Executive Officer)

March 4, 2010	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo

Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. FITE	Director, Chairman	3/04/10
Charles D. Fite

/s/ ROGER J. TAYLOR	Director, Vice Chairman	3/04/10
Roger J. Taylor

/s/ AMADOR S. BUSTOS	Director	3/04/10
Amador S. Bustos

/s/ DORENE C. DOMINGUEZ	Director	3/04/10
Dorene C. Dominguez

/s/ ROBERT J. FOX	Director	3/04/10
Robert J. Fox

/s/ WILLIAM A. ROBOTHAM	Director	3/04/10
William A. Robotham

/s/ DAVID T. TABER	Director	3/04/10
David T. Taber

/s/ STEPHEN H. WAKS	Director	3/04/10
Stephen H. Waks

/s/ PHILIP A. WRIGHT	Director	3/04/10
Philip A. Wright

/s/ MICHAEL A. ZIEGLER	Director	3/04/10
Michael A. Ziegler

EXHIBIT INDEX

Exhibit Number	Description	Page

23.1	Consent of Perry-Smith LLP	104

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	105

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	106

32.1	Certification of American River Bankshares Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	107