Form 10-Q
period 2010-03-31
AMERICAN RIVER BANKSHARES
filed 2010-05-14
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

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

No par value Common Stock – 9,845,533 shares outstanding at May 12, 2010.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	March 31, 2010	December 31, 2009

ASSETS

Cash and due from banks	$48,250	$58,493
Investment securities:
Available-for-sale (amortized cost: 2010—$112,546; 2009—$96,305)	114,526	96,682
Held-to-maturity (fair value: 2010—$11,034; 2009—$12,889)	10,529	12,331
Loans and leases, less allowance for loan and lease losses of $8,380 at March 31, 2010 and $7,909 at December 31, 2009	362,791	376,322
Premises and equipment, net	2,010	2,094
Federal Home Loan Bank stock	3,922	3,922
Goodwill and other intangible assets	16,904	16,965
Other real estate owned	3,271	2,508
Accrued interest receivable and other assets	21,437	25,101
	$583,640	$594,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$116,321	$118,328
Interest-bearing	352,823	351,427
Total deposits	469,144	469,755

Short-term borrowings	9,500	14,500
Long-term borrowings	12,000	17,000
Accrued interest payable and other liabilities	4,324	5,818

Total liabilities	494,968	507,073

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 9,845,533 shares at March 31, 2010 and December 31, 2009	71,633	71,578
Retained earnings	15,851	15,545
Accumulated other comprehensive income, net of taxes	1,188	222

Total shareholders’ equity	88,672	87,345
	$583,640	$594,418

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(dollars in thousands, except per share data)
For the three months ended March 31,

	2010	2009

Interest income:
Interest and fees on loans	$5,837	$6,718
Interest on deposits in banks	—	33
Interest and dividends on investment securities:
Taxable	708	735
Exempt from Federal income taxes	169	265
Total interest income	6,714	7,751
Interest expense:
Interest on deposits	798	1,081
Interest on borrowings	144	331
Total interest expense	942	1,412

Net interest income	5,772	6,339

Provision for loan and lease losses	1,641	1,229

Net interest income after provision for loan and lease losses	4,131	5,110

Noninterest income:
Service charges on deposit accounts	233	242
Gain on sale of securities	2	—
Other noninterest income	226	268
Total noninterest income	461	510

Noninterest expense:
Salaries and employee benefits	1,994	1,872
Occupancy	331	358
Furniture and equipment	198	190
Federal Deposit Insurance Corporation assessments	319	74
Other expense	1,343	1,107
Total noninterest expense	4,185	3,601

Income before provision for income taxes	407	2,019

Provision for income taxes	101	736

Net income	$306	$1,283

Basic earnings per share	$0.03	$0.22
Diluted earnings per share	$0.03	$0.22

Cash dividends per share	$—	$0.14

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total	Total
	Common Stock		Retained	Comprehensive	Shareholders’	Comprehensive
(dollars in thousands)	Shares	Amount	Earnings	Income	Equity	Income

Balance, January 1, 2009	5,792,283	$47,433	$15,617	$397	$63,447

Comprehensive income:
Net income			1,586		1,586	$1,586
Other comprehensive (loss), net of tax:
Net change in unrealized gains on available-for-sale investment securities				(175)	(175)	(175)
Total comprehensive income						$1,411
Cash dividends ($0.29 per share)			(1,658)		(1,658)
Stock options exercised and related tax benefit	5,250	34			34
Stock option compensation expense		210			210
Issuance of new shares, net of costs	4,048,000	23,901			23,901

Balance, December 31, 2009	9,845,533	71,578	15,545	222	87,345
Comprehensive income:
Net income			306		306	$306
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				966	966	966
Total comprehensive income						$1,272
Stock option compensation expense		55			55
Balance, March 31, 2010	9,845,533	$71,633	$15,851	$1,188	$88,672

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$306	$1,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,641	1,229
(Decrease) increase in deferred loan origination fees, net	(57)	69
Depreciation and amortization	210	209
Gain on sale and call of investment securities	(2)	—
Amortization of investment security premiums and discounts, net	510	38
Provision for accounts receivable servicing receivable allowance for losses	(4)	45
Increase in cash surrender value of life insurance policies	(59)	(57)
Stock option compensation expense	55	55
Tax benefit from exercise of stock options	—	(12)
Loss on sale and write-down of other real estate owned	248	—
Decrease (increase) in accrued interest receivable and other assets	3,050	(191)
(Decrease) increase in accrued interest payable and other liabilities	(1,494)	1,425

Net cash provided by operating activities	4,404	4,093

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	9	—
Proceeds from matured and called available-for-sale investment securities	1,370	115
Purchases of available-for-sale investment securities	(22,329)	(6,586)
Proceeds from principal repayments for available-for-sale investment securities	4,152	2,332
Proceeds from principal repayments for held-to-maturity investment securities	1,851	3,297
Net decrease in interest-bearing deposits in banks	—	1,476
Net decrease (increase) in loans	10,248	(1,585)
Proceeds from sale of other real estate	688	—
Net decrease in accounts receivable servicing receivables	40	558
Purchases of equipment	(65)	(231)

Net cash used in investing activities	(4,036)	(624)

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2010	2009

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$4,066	$(8,916)
Net (decrease) increase in time deposits	(4,677)	8,796
Net decrease in short-term borrowings	(5,000)	(16,110)
Net (decrease) increase in long-term borrowings	(5,000)	7,500
Payment of cash dividends	—	(828)
Exercise of stock options	—	22
Tax benefit from exercise of stock options	—	12

Net cash used in financing activities	$(10,611)	$(9,524)

Decrease in cash and cash equivalents	(10,243)	(6,055)

Cash and cash equivalents at beginning of year	58,493	15,170

Cash and cash equivalents at end of period	$48,250	$9,115

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at March 31, 2010 and December 31, 2009, and the results of its operations its cash flows for the three-month periods ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 annual report on Form 10-K. The results of operations for the three-month period ended March 31, 2010 may not necessarily be indicative of the operating results for the full year.

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

Stock Option Compensation

There were no stock options granted during the three-month period ended March 31, 2010 and 62,003 stock options were granted during the three-month period ended March 31, 2009. The weighted average grant date fair value of options granted for the three-month period ended March 31, 2009 was $0.69. For the three-month periods ended March 31, 2010 and 2009, the compensation cost recognized for stock option compensation was $55,000 for each period. The recognized tax benefit for stock option compensation expense was $10,000 and $11,000, for the three-month periods ended March 31, 2010 and 2009, respectively.

At March 31, 2010, the total compensation cost related to nonvested awards not yet recorded is expected to be $319,000. This amount will be recognized over the next five years and the weighted average period of recognizing these costs is expected to be 1.8 years.

Stock Option Activity

A summary of option activity under the stock option plan as of March 31, 2010 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	381,021	$17.20	5.3 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(714)	$22.59	—	—
Outstanding at March 31, 2010	380,307	$17.19	6.3 years	$—
Exercisable at March 31, 2010	253,737	$18.16	5.5 years	$—

The intrinsic value was derived from the market price of the Company’s common stock of $7.99 as of March 31, 2010.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $64,062,000 and standby letters of credit of approximately $10,226,000 at March 31, 2010. Such loans relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2010 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at March 31, 2010 or March 31, 2009.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (9,845,533 shares for the three-month period ended March 31, 2010, and 5,794,500 shares for the three-month period ended March 31, 2009). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (zero shares for the three-month period ended March 31, 2010 and 29,907 shares for the three-month period ended March 31, 2009). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income. Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $966,000 for the three-month period ended March 31, 2010 and ($61,000) for the three-month period ended March 31, 2009. Comprehensive income was $1,272,000 for the three-month period ended March 31, 2010 and $1,222,000 for the three-month period ended March 31, 2009. Reclassification adjustments resulting from gain or loss on sale of investment securities were not significant for all periods presented.

6. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at March 31, 2010 and December 31, 2009 consisted of the following (dollars in thousands):

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$93,446	$1,795	$(67)	$95,174
Obligations of states and political subdivisions	19,022	346	(100)	19,268
Equity securities:
Corporate stock	78	12	(6)	84
	$112,546	$2,153	$(173)	$114,526

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$75,823	$772	$(586)	$76,009
Obligations of states and political subdivisions	20,400	347	(160)	20,587
Equity securities:
Corporate stock	82	11	(7)	86
	$96,305	$1,130	$(753)	$96,682

Net unrealized gains on available-for-sale investment securities totaling $1,980,000 were recorded, net of $792,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2010. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the period ended March 31, 2010 totaled $314,000 and $2,000, respectively. There were no transfers of available-for-sale investment securities for the period ended March 31, 2010.

During 2008, management determined that one equity security (FNMA Preferred Stock) had a loss considered to be other-than-temporary and the Company recorded an impairment charge of $245,000. The security had a remaining balance of $5,000 at March 31, 2010 and December 31, 2009.

Net unrealized gains on available-for-sale investment securities totaling $377,000 were recorded, net of $155,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2009. There were no sales or calls of available-for-sale investment securities for the three months ended March 31, 2009. There were no transfers of available-for-sale investment securities during the year ended December 31, 2009.

March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$10,529	$505	$—	$11,034

December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$12,331	$558	$—	$12,889

There were no sales of held-to-maturity investment securities for the periods ended March 31, 2010 and December 31, 2009 and no transfers of held-to-maturity investment securities for the periods ended March 31, 2010 and December 31, 2009.

Investment securities with unrealized losses at March 31, 2010 and December 31, 2009 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$7,170	$(34)	$1,714	$(33)	$8,884	$(67)
Obligations of states and political subdivisions	1,477	(40)	1,571	(60)	3,048	(100)
Corporate stock	1	(1)	5	(5)	6	(6)
	$8,648	$(75)	$3,290	$(98)	$11,938	$(173)

	2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$41,046	$(527)	$2,752	$(59)	$43,798	$(586)
Obligations of states and political subdivisions	4,081	(80)	2,641	(80)	6,722	(160)
Corporate stock	5	(3)	3	(4)	8	(7)
	$45,132	$(610)	$5,396	$(143)	$50,528	$(753)

There were no held-to-maturity investment securities with unrealized losses as of March 31, 2010 or December 31, 2009.

At March 31, 2010, the Company held 160 securities of which 8 were in a loss position for less than twelve months and 12 were in a loss position for twelve months or more. Of the 20 securities in a loss position, 8 are corporate stocks, 5 are mortgage-backed securities and 7 are obligations of states and political subdivisions. At December 31, 2009, the Company held 155 securities of which 32 were in a loss position for less than twelve months and 10 were in a loss position for twelve months or more. Of the 42 securities in a loss position, 23 are mortgage-backed securities, 10 are obligations of states and political subdivisions and 9 are corporate stocks.

The unrealized loss on the Company’s investments in mortgage-backed securities and obligations of states and political subdivisions is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be until maturity, management does not consider these investments to be other-than-temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2010 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$2,521	$2,532
After one year through five years	7,065	7,259
After five years through ten years	4,418	4,487
After ten years	5,018	4,990
	19,022	19,268

Investment securities not due at a single maturity date:
Mortgage-backed securities	93,446	95,174	$10,529	$11,034
Corporate stock	78	84
	$112,546	$114,526	$10,529	$11,034

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

7. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At March 31, 2010 and December 31, 2009, the recorded investment in nonperforming loans and leases was approximately $18,427,000 and $20,964,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. At March 31, 2010, the recorded investment in loans and leases that were considered to be impaired totaled $36,850,000, which includes $16,878,000 in nonperforming loans and leases and $19,972,000 in performing loans and leases. Of the total impaired loans of $36,850,000, loans totaling $21,767,000 were deemed to require no specific reserve and loans totaling $15,083,000 were deemed to require a related valuation allowance of $4,113,000. At March 31, 2010, there were ten loans and leases that were modified and are currently performing (less than ninety days past due) totaling $10,484,000 and ten loans and leases that are considered nonperforming (and included in $18,427,000 noted above), totaling $2,513,000, that are considered troubled debt restructures. At March 31, 2010 and December 31, 2009, there were no unfunded commitments on those loans considered troubled debt restructures. At December 31, 2009, the recorded investment in loans and leases that were considered to be impaired totaled $41,937,000 and had a related valuation allowance of $3,810,000. If interest had been accruing on the nonperforming loans, such income would have approximated $302,000 and $181,000 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010 and December 31, 2009, the recorded investment in other real estate owned (“OREO”) was $3,271,000 and $2,508,000, respectively. For the three months ended March 31, 2009, the Company transferred property from seven loans in the amount of $1,911,000 to OREO, sold two properties with balances of $713,000 for a net loss of $25,000, recorded $233,000 in writedowns of OREO in other noninterest expense, and adjusted the balances through charges to the allowance for loan and lease losses in the amount of $227,000. The March 31, 2010 OREO balance of $3,271,000 consists of eighteen properties with four being residential real estate in the amount of $943,000 and fourteen properties representing residential land. Nonperforming loans and leases and OREO at March 31, 2010 and December 31, 2009 are summarized as follows:

(in thousands)	March 31, 2010	December 31, 2009

Nonaccrual loans and leases that are current to terms	$1,916	$2,133
Nonaccrual loans and leases that are past due	16,500	18,831
Loans and leases past due 90 days and accruing interest	11	—
Other real estate owned	3,271	2,508
Total nonperforming assets	$21,698	$23,472

Nonperforming loans and leases to total loans and leases	4.96%	5.46%
Total nonperforming assets to total assets	3.72%	3.95%

8. BORROWING ARRANGEMENTS

At March 31, 2010, the Company had $20,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2010 or December 31, 2009.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $21,500,000 were outstanding from the FHLB at March 31, 2010, bearing interest rates ranging from 1.60% to 3.78% and maturing between August 20, 2010 and January 13, 2014. Advances totaling $31,500,000 were outstanding from the FHLB at December 31, 2009, bearing interest rates ranging from 1.60% to 3.78% and maturing between January 19, 2010 and January 13, 2014. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2010 and December 31, 2009 totaled $65,705,000 and $54,047,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at March 31, 2010 and December 31, 2009 were $35,575,000 and $36,353,000, respectively. There were no advances outstanding under this borrowing arrangement as of March 31, 2010 and December 31, 2009.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three month period ended March 31, 2010.

10. FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$48,250	$48,250	$58,493	$58,493
Investment securities	125,055	125,560	109,013	109,571
Loans and leases, net	362,791	356,986	376,322	370,057
FHLB stock	3,922	3,922	3,922	3,922
Accounts receivable servicing receivables	—	—	35	35
Accrued interest receivable	1,958	1,958	1,941	1,941
Cash surrender value of life insurance policies	10,801	10,801	10,742	10,742

Financial liabilities:

Deposits	$469,144	$469,815	$469,755	$470,530
Short-term borrowings	9,500	9,500	14,500	14,500
Long-term borrowings	12,000	12,569	17,000	17,816
Accrued interest payable	231	231	344	344

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at March 31, 2010 and December 31, 2009:

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

Commitments to extend credit: The fair value of commitments is based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at March 31, 2010 and December 31, 2009.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(dollars in thousands)

		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

March 31, 2010
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$114,526	$76	$114,450	$—	N/A

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$16,441	$—	$14,748	$1,693	$(951)
Other real estate owned	3,271	—	3,271	—	(248)
Total	$19,712	$—	$18,019	$1,693	$(1,199)

December 31, 2009
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$96,682	$78	$96,604	$—	N/A

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$18,461	$—	$16,081	$2,380	$(3,633)
Other real estate owned	2,508	—	2,508	—	(1,089)
Total	$20,969	$—	$18,859	$2,380	$(4,722)

There were no recurring items valued using significant unobservable inputs (level 3) for available-for-sale securities as of March 31, 2010 and December 31, 2009. There were no transfers between level 1and level 2 during the three months ended March 31, 2010 or the twelve months ended December 31, 2009.

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

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 10: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

12. OTHER MATTERS

In February 2010, in connection with American River Bank’s (the “Bank”) regularly scheduled 2009 FDIC examination, the Bank entered into a Memorandum of Understanding (the “Memorandum”) with the FDIC and the California Commissioner of Financial Institutions. The Memorandum covers actions to be taken by the Board of Directors and management to enhance BSA compliance; reduce the Bank’s level of classified assets and further strengthen and improve the Bank’s asset quality; requesting regulatory approval prior to paying any cash dividends; and maintaining the Bank’s Tier 1 Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%. As of March 31, 2010, the foregoing ratios for the Bank were 11.7% and 18.1%, respectively. The Company believes that the Bank is currently in compliance in all material respects with the actions described in the Memorandum. Consequently, the Company does not expect these actions to significantly change its business strategy in any material respect; however, noncompliance with provisions of the Memorandum could result in regulatory enforcement actions that could have a material adverse effect upon the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2009 and March 31, 2010 and its income and expense accounts for the three-month periods ended March 31, 2010 and 2009. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis.

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

●	variances in the actual versus projected growth in assets and return on assets;
●	potential continued or increasing loan and lease losses;
●	potential increasing levels of expenses associated with resolving nonperforming assets as well as regulatory changes;
●	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
●	competitive effects;
●	potential declines in fee and other noninterest income earned associated with economic factors as well as regulatory changes;
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

The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 113 full-time employees as of March 31, 2010.

The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (the “Bank”), and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. The Bank operates: (1) five full service offices in Sacramento and Placer Counties including the head office located at 1545 River Park Drive, Suite 107, Sacramento, and branch offices located at 520 Capitol Mall, Suite 100, Sacramento, 9750 Business Park Drive, Sacramento, 10123 Fair Oaks Boulevard, Fair Oaks and 2240 Douglas Boulevard, Roseville, (2) two full service offices in Sonoma County located at 412 Center Street, Healdsburg and 90 South E Street, Suite 110, Santa Rosa, operated under the name “North Coast Bank, a division of American River Bank,” and (3) ) three full service offices in Amador County located at 422 Sutter Street, Jackson, 26395 Buckhorn Ridge Drive, Pioneer, and 66 Main Street, Ione, operated under the name “Bank of Amador, a division of American River Bank.” North Coast Bank was acquired by the Company in 2000 as a separate bank subsidiary and was merged with and into American River Bank in 2003. The Company acquired Bank of Amador in 2004 and was merged with and into American River Bank.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is also participating in the FDIC Transaction Account Guarantee Program (the “TAGP”). Under the TAGP, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount. This coverage was in effect until June 30, 2010 for banks that continued to participate in the TAGP and was further extended to December 31, 2010 by an FDIC interim rule which became effective April 19, 2010. The interim rule included the possibility of an additional 12-month extension through December 31, 2011, without further rulemaking, at the discretion of the FDIC based on evaluation of economic factors. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. FDIC insurance coverage and assessments are discussed under “Item 1A--Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. The Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. The Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and revolving credit loans and offers other customary banking services. The Bank also conducts lease financing for most types of business equipment, from computer software to heavy earth-moving equipment. The Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2010, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $306,000 for the quarter ended March 31, 2010, which was $977,000 (76.1%) below the $1,283,000 reported for the same period of 2009. Diluted earnings per share for the first quarter of 2010 were $0.03 compared to $0.22 recorded in the first quarter of 2009. The return on average equity (ROAE) and the return on average assets (ROAA) for the first quarter of 2010 were 1.41% and 0.21%, respectively, as compared to 8.15% and 0.90%, respectively, for the same period in 2009.

Total assets of the Company decreased by $10,778,000 (1.8%) from $594,418,000 at December 31, 2009 to $583,640,000 at March 31, 2010. Net loans totaled $362,791,000 at March 31, 2010, down $13,531,000 (3.6%) from $376,322,000 at December 31, 2009. Deposit balances at March 31, 2010 totaled $469,144,000, consistent with the $469,755,000 at December 31, 2009.

The Company ended the first quarter of 2010 with a Tier 1 capital ratio of 12.5% and a total risk-based capital ratio of 19.3% compared to 12.4% and 18.4%, respectively, at December 31, 2009. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income
	For the three months ended March 31

(dollars in thousands)	2010	2009
Net interest income*	$5,829	$6,425
Provision for loan losses	(1,641)	(1,229)
Noninterest income	461	510
Noninterest expense	(4,185)	(3,601)
Provision for income taxes	(101)	(736)
Tax equivalent adjustment	(57)	(86)

Net income	$306	$1,283

Average total assets	$584,343	$577,601
Net income (annualized) as a percentage of average total assets	0.21%	0.90%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 4.73% for the three months ended March 31, 2010 down 35 basis points from 5.08% for the three months ended March 31, 2009.

The fully taxable equivalent interest income component for the first quarter of 2010 decreased $1,066,000 (13.6%) to $6,771,000 compared to $7,837,000 for the three months ended March 31, 2009. The decrease in the fully taxable equivalent interest income for the first quarter of 2010 compared to the same period in 2009 is broken down by rate (down $727,000) and volume (down $339,000). The rate decrease can be attributed to the overall lower interest rate environment, forgone interest on nonaccrual loans, and lower average loans replaced with higher average investment securities. During the first quarter of 2010, foregone interest income on nonaccrual loans was approximately $302,000, compared to foregone interest of $181,000 during the first quarter of 2009. The foregone interest of $302,000 had a 25 basis point negative impact on the yield on earning assets. The average balance of earning assets decreased 2.4% from $512,668,000 in the first quarter of 2009 to $500,142,000 in the first quarter of 2010. The overall decrease in average assets during the three month period was predominately related to the decrease in loans. The decrease in loans was partially offset by an increase in investment securities. When compared to the first quarter of 2009, average loan balances were down $39,462,000 (9.4%) to $378,317,000 for the first quarter of 2010 and average investment securities were up $30,617,000 (33.6%) to $121,825,000 for the first quarter of 2010. The overall low interest rate environment, the negative effect of the foregone interest on loans, and the change in the asset mix resulted in a 71 basis point decrease in the yield on average earning assets from 6.20% for 2009 to 5.49% for 2010. The volume decrease of $339,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans.

Interest expense was $470,000 (33.3%) lower in the first quarter of 2010 versus the prior year period. The average balances on interest bearing liabilities were $22,581,000 (5.7%) lower in the first quarter of 2010 compared to the same quarter in 2009. The lower balances accounted for an $184,000 decrease in interest expense for the same periods. Average borrowings were down $54,145,000 (69.7%) as the Company replaced higher cost borrowings with lower cost checking and money market accounts. Average deposit balances increased $36,157,000 or 8.4% from $430,068,000 during the first quarter of 2009 to $466,225,000 during the first quarter of 2010. The Company continues to have success attracting new deposit relationships, as a direct result of its business development efforts. As a result of the lower overall interest rate environment, the decrease in rates accounted for a $286,000 reduction in interest expense for the three-month period ended March 31, 2010 compared to the same quarter in 2009. Rates paid on interest bearing liabilities decreased 42 basis points from the first quarter of 2009 to the first quarter of 2010 from 1.45% to 1.03%. Despite the lower overall rate environment the average rate paid on our borrowings increased from 1.73% in the first quarter of 2009 to 2.49% during the first quarter on 2010. This increase is the result of low rate short-term borrowings maturing leaving just longer-term higher rate borrowings. See the section titled “Other Borrowed Funds” later in the section for more information on the Company’s borrowings.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
Three Months Ended March 31,	2010			2009

(Taxable Equivalent Basis)	Avg		Avg	Avg		Avg
(dollars in thousands)	Balance	Interest	Yield (4)	Balance	Interest	Yield (4)

Assets
Earning assets:
Loans and leases (1)	$378,317	$5,837	6.26%	$417,779	$6,718	6.52%
Taxable investment securities	105,426	708	2.72%	64,665	735	4.61%
Tax-exempt investment securities (2)	16,374	225	5.57%	26,516	351	5.37%
Corporate stock (2)	25	1	16.22%	27	—	0.00%
Federal funds sold	—	—	—	38	—	0.00%
Investments in time deposits	—	—	—	3,643	33	3.67%
Total earning assets	500,142	6,771	5.49%	512,668	7,837	6.20%
Cash & due from banks	46,942			28,654
Other assets	45,560			42,063
Allowance for loan & lease losses	(8,301)			(5,784)
	$584,343			$577,601

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$181,608	350	0.78%	$150,408	318	0.86%
Savings	38,075	57	0.61%	32,423	54	0.68%
Time deposits	128,367	391	1.24%	133,655	709	2.15%
Other borrowings	23,500	144	2.49%	77,645	331	1.73%
Total interest bearing liabilities	371,550	942	1.03%	394,131	1,412	1.45%
Noninterest bearing demand deposits	118,175			113,582
Other liabilities	6,526			6,068
Total liabilities	496,251			513,781
Shareholders’ equity	88,092			63,820
	$584,343			$577,601
Net interest income & margin (3)		$5,829	4.73%		$6,425	5.08%

(1)	Loan interest includes loan fees of $21,000 and $10,000 during the three months ending March 31, 2010 and March 31, 2009, respectively. Average loan balances include non-performing loans.
(2)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2010 and 2009.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in quarter (90 days) and annualized to actual days in year (365 days).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended March 31, 2010 over 2009 (dollars in thousands)
Increase (decrease) due to change in:

	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans (1)(2)	$(635)	$(246)	$(881)
Taxable investment securities	463	(490)	(27)
Tax exempt investment securities (3)	(134)	8	(126)
Corporate stock	—	1	1
Federal funds sold	—	—	—
Interest-bearing deposits in banks	(33)	—	(33)
Total	(339)	(727)	(1,066)
Interest-bearing liabilities:
Interest checking and money market	66	(34)	32
Savings deposits	9	(6)	3
Time deposits	(28)	(290)	(318)
Other borrowings	(231)	44	(187)
Total	(184)	(286)	(470)
Interest differential	$(155)	$(441)	$(596)

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.
(2)	Loan fees of $21,000 and $10,000 during the three months ending March 31, 2010 and March 31, 2009, respectively, have been included in the interest income computation.
(3)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2010 and 2009.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $1,641,000 for loan and lease losses for the first quarter of 2010 as compared to $1,229,000 for the first quarter of 2009. Net loan and lease losses for the three months ended March 31, 2010 were $1,170,000 or 1.25% (on an annualized basis) of average loans and leases as compared to $1,308,000 or 1.27% (on an annualized basis) of average loans and leases for the three months ended March 31, 2009. The increase in the provision for loan and lease losses for 2010 results from a higher level of nonperforming loans and leases, due mainly to the overall challenging economy in the Company’s market areas and the United States, overall. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended March 31,
	2010	2009
Service charges on deposit accounts	$233	$242
Gain on sale of securities	2	—
Merchant fee income	97	109
Bank owned life insurance	59	57
Other	70	102
Total noninterest income	$461	$510

Noninterest income decreased $49,000 (9.6%) to $461,000 for the three months ended March 31, 2010 as compared to $510,000 for the three months ended March 31, 2009. The decrease from the first quarter of 2009 to the first quarter of 2010 was primarily related to lower income from fees from accounts receivable servicing (down $20,000 or 100.0%) which resulted from lower overall volume as the Company exited this product in early 2010. The accounts receivable servicing income is recorded in “Other.”

Noninterest Expense

Noninterest expense increased $584,000 (16.2%) to a total of $4,185,000 in the first quarter of 2010 versus $3,601,000 in the first quarter of 2009. Salary and employee benefits expense increased $122,000 (6.5%) from $1,872,000 during the first quarter of 2009 to $1,994,000 during the first quarter of 2010. The increase in salary and benefits was due in part to a decrease in direct costs associated with the production of new loans. The Company allocates the direct costs of originating loans as a credit to salary expense in accordance with generally accepted accounting principles. As loan volume decreases the Company allocates less direct costs of loan production against salary expense. The offset from direct cost reimbursement decreased $66,000 (38.8%) from $170,000 in 2009 to $104,000 in 2010. Overall salary expense is up $29,000 (1.9%) mainly due to the additional staff added to the loan collection and workout department. On a quarter-over-quarter basis, occupancy expense decreased $27,000 (7.5%) and furniture and equipment expense increased $8,000 (4.2%). FDIC assessments increased $245,000 (331.1%) during 2010 to $319,000, up from $74,000 in 2009. The majority of this increase relates to increased assessments from the FDIC based on the Bank’s assessment category and to cover losses suffered by the FDIC due to an increased number of bank failures. Other expense increased $236,000 (21.3%) to a total of $1,343,000 in the first quarter of 2010 versus the first quarter of 2009. Much of this increase is related to an increase in costs associated with maintaining the Company’s other real estate owned (“OREO”) and legal and professional fees associated with loan collections. The total OREO expense in the first quarter of 2010 was $381,000 compared to $117,000 for the same period in 2009. Legal fees increased by $103,000 from a net recovery of $4,000 for the three months ended March 31, 2009 to $99,000 in expense for the three months ended March 31, 2010. The fully taxable equivalent efficiency ratio for the first quarter of 2010 increased to 65.56% from 50.97% for the first quarter of 2009.

Provision for Income Taxes

Federal and state income taxes for the quarter ended March 31, 2010 decreased $635,000 (86.3%) to $101,000, compared to $736,000 in the first quarter of 2009. The decrease was primarily related to the lower level of taxable income. The effective tax rate for the quarter ended March 31, 2010 was 24.8%, a decrease from 36.5% for the first quarter of 2009. The lower effective tax rate in 2010 results from the Company realizing the benefits of tax free income related to such items as municipal bonds and bank owned life insurance against an overall lower amount of taxable income.

Balance Sheet Analysis

The Company’s total assets were $583,640,000 at March 31, 2010 as compared to $594,418,000 at December 31, 2009, representing a decrease of $10,778,000 (1.8%). The average assets for the three months ended March 31, 2010 were $584,343,000, which represents an increase of $6,742,000 or 1.2% over the balance of $577,601,000 during the three-month period ended March 31, 2009.

Investment Securities

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. During the first quarter of 2010, the Company used the proceeds from loan paydowns and principal payments from investment securities to purchase mortgage backed-securities. Table Five below summarizes the values of the Company’s investment securities held on March 31, 2010 and December 31, 2009.

Table Five: Investment Securities Composition
(dollars in thousands)

Available-for-sale (at fair value)	March 31, 2009	December 31, 2009

Debt securities:
Mortgage-backed securities	$95,174	$76,009
Obligations of states and political subdivisions	19,268	20,587
Corporate stock	84	86
Total available-for-sale investment securities	$114,526	$96,682
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$10,529	$12,331
Total held-to-maturity investment securities	$10,529	$12,331

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

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $7 million in new loans during the first three months of 2010. Normal pay downs, loan chargeoffs, and loans transferred to OREO, resulted in an overall decrease in total loans and leases of $13,531,000 (3.6%) from December 31, 2009. The market in which the Company operates continues to see a slowdown in new loan volume as existing borrowers continue to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of March 31, 2010 and December 31, 2009.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	March 31, 2010		December 31, 2009		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$65,384	18%	$72,261	19%	$(7,237)	(10.0%)
Real estate
Commercial	220,364	59%	223,685	58%	(3,321)	(1.5%)
Multi-family	8,436	2%	8,476	2%	(40)	(0.5%)
Construction	23,667	6%	27,482	7%	(3,815)	(13.9%)
Residential	28,541	8%	26,922	7%	1,619	6.0%
Lease financing receivable	3,609	1%	3,920	1%	(311)	(7.9%)
Agriculture	7,510	2%	7,472	2%	38	0.5%
Consumer	14,203	4%	14,253	4%	(50)	(0.4%)
Total loans and leases	371,714	100%	384,831	100%	(13,117)	(3.4%)
Deferred loan and lease fees, net	(543)		(600)		57
Allowance for loan and lease losses	(8,380)		(7,909)		(471)
Total net loans and leases	$362,791		$376,322		$(13,531)	(3.6%)

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at March 31, 2010 and December 31, 2009.

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, through active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio. In addition, the Company has taken actions to further strengthen its lending compliance management system in accordance with recommendations arising out of its 2008 compliance examination including, among other matters, enhancement of existing procedures for internal control of loan compliance functions such as maintenance of required levels of compliance training, increased monitoring of the compliance program, and identification of any compliance weaknesses. The Company is also taking actions to further strengthen and improve its asset quality in accordance with recommendations arising out of its 2009 regulatory examination including, among other matters, enhancement of existing procedures for appraisals and re-appraisals on secured loans and other real estate owned, and problem loan identification, including identification of impaired loans and leases and identification of troubled debt restructured loans. See also “Note 12— OTHER MATTERS, for more information regarding the Memorandum entered into with the FDIC and the California Commissioner of Financial Institutions.”

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

In management’s judgment, a concentration exists in real estate loans which represented approximately 75.6% of the Company’s loan and lease portfolio at March 31, 2010, up from 74.5% at December 31, 2009. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease loss at levels adequate to reflect the loss risk inherent in its total loan portfolio.

A continued substantial further decline in the economy in general, or a continued additional decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan and lease losses. This could adversely affect the Company’s future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

Management generally places loans and leases on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely.

At March 31, 2010, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $18,427,000 or 4.96% of total loans and leases. The $18,427,000 in nonperforming loans and leases was made up of forty-nine loans and six leases. Eleven of those loans totaling $1,916,000 were current (less than 30 days past due) pursuant to their original or modified terms. Nonperforming loans and leases were $20,964,000 or 5.46% of total loans and leases at December 31, 2009. Of the March 31, 2010 balance, a valuation allowance of $1,312,000 was established on the nonperforming loans considered to be impaired which totaled $16,878,000. Of the December 31, 2009 balance, a valuation allowance of $1,421,000 was established.

The overall level of nonperforming loans decreased $2,537,000 (12.1%) to $18,427,000 at March 31, 2010 compared to $20,964,000 at of December 31, 2009. At December 31, 2009, the Company had forty-seven loans and five leases considered nonperforming totaling $20,964,000. During the first quarter of 2010, seven of those loans totaling $1,911,000 were moved to OREO, two loans in the amount of $1,705,000 were paid off, two loans were partially charged off in the amount of $916,000, one loan in the amount of $271,000 was current and returned to performing status and twelve loans in the total amount of $2,283,000 were placed on nonperforming status. In addition, one loan in the amount of $11,000 was past due greater than 90 days and still accruing. The Company also collected approximately $28,000 in principal paydowns. Of the twelve loans added in the first quarter, ten in the total amount of $2,211,000 are real estate secured and the remaining $72,000 consists of two commercial loans. Of the twelve loans added during the first quarter of 2010, there were two real estate loans with balances greater than $250,000. One of these loans has a balance of $1,181,000 and is secured by a first deed of trust on a commercial building in Sacramento, California. At December 31, 2009, the borrower was less than ninety days past due, however, the borrower was over ninety-days past due as of March 31, 2010 and the loan was placed on nonaccrual. Subsequent to March 31, 2010, the Company has made an agreement with the borrower to modify the terms of the loan agreement. Based on the most recent appraisal performed earlier this year, the loan was not charged-down but carries an $181,000 valuation allowance. The other loan had a balance of $293,000 and is secured by a first deed of trust on a single-family home in Pollock Pines, California. At December 31, 2009, the borrower was sixty days past due. At March 31, 2010, the borrower was over ninety-days past due and the Company has filed a notice of default. Based on the most recent appraisal performed in November 2009, the loan was not charged-down but carries a $10,000 valuation allowance.

The net interest due on nonaccrual loans and leases but excluded from interest income was $302,000 for the three months ended March 31, 2010, compared to foregone interest of $181,000 during the same period in 2009.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of March 31, 2010. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2010, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2010 and December 31, 2009.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	March 31, 2010	December 31, 2009
Past due 90 days or more and still accruing
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Consumer and other	11	—
Nonaccrual
Commercial	3,637	6,143
Real estate	13,939	14,048
Lease financing receivable	44	55
Consumer and other	796	718
Total nonperforming loans	$18,427	$20,964

Impaired Loans and Leases

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the loan or lease’s original effective interest rate, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans or leases that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company typically reviews all loans or leases graded substandard or lower and all loans considered trouble debt restructures with outstanding principal balances in excess of $100,000. At March 31, 2010, the recorded investment in loans and leases that were considered to be impaired totaled $36,850,000, which includes $16,878,000 in nonperforming loans and leases and $19,972,000 in performing loans and leases. Of the total impaired loans of $36,850,000, loans totaling $21,767,000 were deemed to require no specific reserve and loans totaling $15,830,000 were deemed to require a related valuation allowance of $4,113,000. At December 31, 2009, the recorded investment in loans and leases that were considered to be impaired and were deemed to require specific reserves totaled $14,369,000 and had a related valuation allowance of $3,810,000. At March 31, 2010, there were ten loans and leases that were modified and are currently performing (less than ninety days past due) totaling $10,484,000 and ten loans and leases that are considered nonperforming (and included in Table Seven above), totaling $2,513,000, that are considered troubled debt restructures.

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

The allowance for loan and lease losses totaled $8,380,000 or 2.26% of total loans and leases at March 31, 2010 compared to $7,909,000 or 2.06% of total loans and leases at December 31, 2009. The Company establishes general reserves in accordance with the accounting principles, “Accounting for Contingencies,” and specific reserves in accordance with the accounting principles, “Accounting by Creditors for Impairment of a Loan.” The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses.

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

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended March 31,
	2010	2009

Average loans and leases outstanding	$378,317	$417,779

Allowance for loan and lease losses at beginning of period	$7,909	$5,918

Loans and leases charged off:
Commercial	(998)	(10)
Real estate	(152)	(1,293)
Lease financing receivable	—	(7)
Consumer	(99)	—
Total	(1,249)	(1,310)
Recoveries of loans and leases previously charged off:
Commercial	63	—
Real estate	16	—
Lease financing receivable	—	—
Consumer	—	2
Total	79	2
Net loans and leases charged off	(1,170)	(1,308)
Additions to allowance charged to operating expenses	1,641	1,229
Allowance for loan and lease losses at end of period	$8,380	$5,839
Ratio of net charge-offs to average loans and leases outstanding (annualized)	1.25%	1.27%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	1.76%	1.19%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.26%	1.40%

Other Real Estate Owned

At March 31, 2010, the Company had eighteen other real estate owned (“OREO”) properties totaling $3,271,000. This compares to thirteen properties totaling $2,508,000 at December 31, 2009 and eight properties totaling $4,478,000 at March 31, 2009. During the first quarter of 2010, the Company sold two properties for a loss of $25,000 and added seven properties to OREO with loan balances totaling $1,911,000. The seven properties added during the quarter were simultaneously written down to fair value by $209,000 leaving a net value of $1,702,000. Of the seven properties added during the quarter five properties totaling $775,000 are individual single family lots, three of which are in Santa Rosa, California and two are in Sacramento, California; one property is a single family home in the City of Eldorado with a book value of $483,000 and the seventh is one property that represents two commercial parcels in Fairfield, California with a book value of $444,000. The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the first quarter of 2010, this valuation process resulted in the Company reducing the book value of the properties by $223,000. At December 31, 2009, the OREO reserve was $15,000. The resulting write downs during the first quarter of 2010 reduced the reserve balance to zero at March 31, 2010, as the Company believes that all eighteen properties are carried approximately at fair value.

Deposits

At March 31, 2010, total deposits were $469,144,000 representing a decrease of $611,000 from the December 31, 2009 balance of $469,755,000. The Company’s deposit growth plan for 2010 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. The Company experienced decreases in noninterest-bearing ($2,007,000 or 1.7%), time deposits ($4,677,000 or 5.4%) and interest-bearing checking ($1,975,000 or 3.9%), and increases in money market ($3,282,000 or 2.5%) and savings ($4,766,000 or 13.2%) during 2010.

Other Borrowed Funds

Other borrowings outstanding as of March 31, 2010 and December 31, 2009, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)

	March 31, 2010		December 31, 2009
	Amount Rate		Amount Rate
Short-term borrowings:
FHLB advances	$9,500	2.10%	$14,500	2.84%
Long-term borrowings:
FHLB advances	$12,000	2.63%	$17,000	2.40%

The maximum amount of short-term borrowings at any month-end during the first quarters of 2010 and 2009 was $9,500,000 and $69,448,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$9,500	$12,000
Maturity	2010 to 2011	2011 to 2014
Average rates	2.10%	2.63%

The Company has also been issued a total of $8,000,000 in a letters of credit by the FHLB which are pledged to secure Local Agency Deposits. The letters of credit acts as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letter of credit was not drawn upon in 2010 or 2009 and management does not currently expect to draw upon this line in the foreseeable future. See the Liquidity section that follows for additional information on FHLB borrowings.

Capital Resources

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As a result of a 2009 FDIC examination, management entered into a Memorandum of Understanding as of February 10, 2010 with the FDIC and the California Commissioner of Financial Institutions, which requires the Bank to take certain actions including maintaining the Bank’s Tier I Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%. As of March 31, 2010, the foregoing capital ratios for the Bank were 11.7% and 18.1%, respectively. We believe that we are currently in compliance in all material respects with the actions described in the Memorandum, including the capital ratios as described above. See “Note 12, OTHER MATTERS” herein for more information regarding the Memorandum.

At March 31, 2010, shareholders’ equity was $88,672,000, representing an increase of $1,327,000 (1.5%) from $87,345,000 at December 31, 2009. The increase results from net income for the period, the stock based compensation, and the increase in other comprehensive income. The ratio of total risk-based capital to risk adjusted assets was 19.3% at March 31, 2010 and 18.4% at December 31, 2009. Tier 1 risk-based capital to risk-adjusted assets was 18.0% at March 31, 2010 and 17.1% at December 31, 2009. The leverage ratio was 12.5% at March 31, 2010 and 12.4% at December 31, 2009.

Table Ten below lists the Company’s actual capital ratios at March 31, 2010 and December 31, 2009 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At March 31, 2010	At December 31, 2009	Minimum Regulatory Capital Requirements
Leverage ratio	12.5%	12.4%	4.00%

Tier 1 Risk-Based Capital	18.0%	17.1%	4.00%

Total Risk-Based Capital	19.3%	18.4%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of March 31, 2010 and December 31, 2009.

On December 17, 2009, the Company filed a Current Report with the SEC on Form 8-K announcing the completion of an offering of approximately $24 million of its common stock. Effective July 27, 2009, the Company temporarily suspended both the payment of cash dividends and stock repurchases. See Part II, Item 2, for additional disclosure regarding the stock repurchase plan.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2010 and 2009.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2010 were approximately $64,062,000 and $10,226,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2010, consolidated liquid assets totaled $96.4 million or 16.5% of total assets compared to $79.8 million or 13.4% of total assets on December 31, 2009. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $20,000,000 with two of its correspondent banks. At March 31, 2010, the Company had $20,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2010, the Bank could have arranged for up to $95,205,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2010, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $29,500,000, leaving $65,705,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2010, the Company’s borrowing capacity at the Federal Reserve Bank was $35,575,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2010 and December 31, 2009, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $74,288,000 and $78,015,000 at March 31, 2010 and December 31, 2009, respectively. As a percentage of net loans and leases these off-balance sheet items represent 20.5% and 20.7%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2010 and December 31, 2009
(dollars in thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2010	$ Change in NII from Current 12 Month Horizon December 31, 2009
Variation from a constant rate scenario
+200bp	$(18)	$(10)
- 200bp	$(846)	$(432)

Management does not consider the fluctuations, as outlined in the table above, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2009, filed with the Securities and Exchange Commission on March 5, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allows for the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock. Each year the Company may repurchase up to 6.5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2010. The repurchases under this plan can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase program at any time for any reason. As such, on July 27, 2009, the Company announced that the Board of Directors was temporarily suspending the stock repurchase program. The Company relies on distributions from the Bank in the form of cash dividends in order to fund its repurchase program. As a result of a regularly scheduled FDIC examination in 2009, the Bank entered into a Memorandum of Understanding in February 2010 with the FDIC and the California Commissioner of Financial Institutions which requires the Bank to take certain actions including restricting the payment of cash dividends. As a result, any future cash dividends from the Bank will require prior approval from its regulators. The following table lists shares repurchased during the quarter ended March 31, 2010 and the maximum amount available to repurchase under the repurchase plan, which as a result on the suspension of the repurchase program was zero.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
January 1 through January 31, 2010	None	N/A	None	None
Month #2
February 1 through February 28, 2010	None	N/A	None	None
Month #3
March 1 through March 31, 2010	None	N/A	None	None
Total	None	N/A	None

Item 3. Defaults Upon Senior Securities.

 None.

Item 4. (Reserved).

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

*(10.10)
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

*(10.12)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.13)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.14)
Lease agreement between Bank of Amador and the United States Postal Service, dated April 24, 2001, related to 424 Sutter Street, Jackson, California (***) and the First Amendment thereto, dated June 5, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on June 6, 2006.

*(10.15)
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

(10.17)
Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 22, 2005, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on April 27, 2005.

(10.18)
Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on May 18, 2005.

(10.19)
Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 16, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on June 18, 2009.

*(10.20)
American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008, the Fourth Amendment thereto, incorporated by reference from the Registrant’s Report on Form 8-K, filed with the Commission on March 20, 2009, and the Fifth Amendment thereto, incorporated by reference from the Registrant’s Report on Form 8-K, filed with the Commission on March 18, 2010.

*(10.21)
American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.22)
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

(10.28)
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

(10.29)
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

(10.30)
Customer Service Agreement dated January 4, 2010 between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on January 5, 2010.

*(10.31)
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

AMERICAN RIVER BANKSHARES

May 13, 2010	By:	/s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 13, 2010	By:	/s/ MITCHELL A. DERENZO
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