Form 10-Q
period 2010-06-30
AMERICAN RIVER BANKSHARES
filed 2010-08-09
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

No par value Common Stock – 9,845,533 shares outstanding at August 9, 2010.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	June 30, 2010	December 31, 2009

ASSETS

Cash and due from banks	$39,581	$58,493
Investment securities:
Available-for-sale (amortized cost: 2010—$127,806; 2009—$96,305)	131,392	96,682
Held-to-maturity (fair value: 2010—$8,893; 2009—$12,889)	8,445	12,331
Loans and leases, less allowance for loan and lease losses of $7,441 at June 30, 2010 and $7,909 at December 31, 2009	353,409	376,322
Premises and equipment, net	1,947	2,094
Federal Home Loan Bank stock	3,776	3,922
Goodwill and other intangible assets	16,843	16,965
Other real estate owned	3,219	2,508
Accrued interest receivable and other assets	20,431	25,101
	$579,043	$594,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$122,960	$118,328
Interest-bearing	340,648	351,427
Total deposits	463,608	469,755

Short-term borrowings	9,500	14,500
Long-term borrowings	12,000	17,000
Accrued interest payable and other liabilities	4,190	5,818

Total liabilities	489,298	507,073

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 9,845,533 shares at June 30, 2010 and December 31, 2009	71,688	71,578
Retained earnings	15,905	15,545
Accumulated other comprehensive income, net of taxes	2,152	222

Total shareholders’ equity	89,745	87,345
	$579,043	$594,418

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

(dollars in thousands, except per share data)	Three months		Six months
For the periods ended June 30,	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$5,580	$6,364	$11,417	$13,082
Interest on deposits in banks	—	20	—	53
Interest and dividends on investment securities:
Taxable	726	676	1,434	1,411
Exempt from Federal income taxes	162	256	331	521
Dividends	5	5	5	5
Total interest income	6,473	7,321	13,187	15,072
Interest expense:
Interest on deposits	761	998	1,559	2,079
Interest on borrowings	130	305	274	636
Total interest expense	891	1,303	1,833	2,715

Net interest income	5,582	6,018	11,354	12,357

Provision for loan and lease losses	2,011	3,800	3,652	5,029

Net interest income after provision for loan and lease losses	3,571	2,218	7,702	7,328

Noninterest income:
Service charges on deposit accounts	232	251	465	493
(Loss) gain sale of securities	(7)	160	(5)	160
Other noninterest income	235	238	461	506
Total noninterest income	460	649	921	1,159

Noninterest expense:
Salaries and employee benefits	1,980	1,826	3,974	3,699
Occupancy	334	344	665	702
Furniture and equipment	179	184	377	375
Federal Deposit Insurance Corporation assessments	359	335	678	409
Other expense	1,203	1,550	2,546	2,655
Total noninterest expense	4,055	4,239	8,240	7,840

(Loss) income before provision for income taxes	(24)	(1,372)	383	647

(Benefit from) provision for income taxes	(78)	(668)	23	68

Net income (loss)	$54	$(704)	$360	$579

Basic earnings (loss) per share	$0.01	$(0.12)	$0.04	$0.10
Diluted earnings (loss) per share	$0.01	$(0.12)	$0.04	$0.10

Cash dividends per share	$0.00	$0.14	$0.00	$0.29

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total	Total
	Common Stock		Retained	Comprehensive	Shareholders’	Comprehensive
(dollars in thousands)	Shares	Amount	Earnings	Income	Equity	Income

Balance, January 1, 2009	5,792,283	$47,433	$15,617	$397	$63,447

Comprehensive income:
Net income			1,586		1,586	$1,586
Other comprehensive (loss), net of tax:
Net change in unrealized gains on available-for-sale investment securities				(175)	(175)	(175)

Total comprehensive income						$1,411

Cash dividends ($0.29 per share)			(1,658)		(1,658)
Stock options exercised and related tax benefit	5,250	34			34
Stock option compensation expense		210			210
Issuance of new shares, net of costs	4,048,000	23,901			23,901

Balance, December 31, 2009	9,845,533	71,578	15,545	222	87,345

Comprehensive income:
Net income			360		360	$360
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,930	1,930	1,930

Total comprehensive income						$2,290

Stock option compensation expense		110			110

Balance, June 30, 2010	9,845,533	$71,688	$15,905	$2,152	$89,745

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the six months ended June 30,	2010	2009

Cash flows from operating activities:
Net income	$360	$579
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,652	5,029
(Decrease) increase in deferred loan origination fees, net	(97)	24
Depreciation and amortization	420	418
Loss (gain) on sale and call of investment securities	5	(160)
Amortization of investment security premiums and discounts, net	1,131	114
Decrease in provision for accounts receivable servicing receivable losses	(4)	(36)
Increase in cash surrender value of life insurance policies	(127)	(116)
Stock option compensation expense	110	108
Tax benefit from exercise of stock options	—	(12)
Loss on sale and write-down of other real estate owned	405	301
Decrease (increase) in accrued interest receivable and other assets	3,482	(847)
Decrease in accrued interest payable and other liabilities	(1,628)	(1,493)

Net cash provided by operating activities	7,709	3,909

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	3,451	4,836
Proceeds from matured and called available-for-sale investment securities	3,120	575
Purchases of available-for-sale investment securities	(47,185)	(13,351)
Proceeds from principal repayments for available-for-sale investment securities	7,896	5,942
Proceeds from principal repayments for held-to-maturity investment securities	3,967	6,463
Net decrease in interest-bearing deposits in banks	—	3,357
Net decrease in loans	16,740	5,675
Proceeds from sale of other real estate	1,502	1,947
Net decrease in accounts receivable servicing receivables	40	1,192
Purchases of equipment	(151)	(334)
Net decrease in FHLB stock	146	—

Net cash (used in) provided by investing activities	(10,474)	16,302

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the six months ended June 30,	2010	2009
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$9,219	$10,774
Net (decrease) increase in time deposits	(15,366)	1,774
Net decrease in short-term borrowings	(5,000)	(28,731)
Net (decrease) increase in long-term borrowings	(5,000)	7,500
Payment of cash dividends	—	(1,658)
Exercise of stock options	—	22
Tax benefit from exercise of stock options	—	12

Net cash used in financing activities	$(16,147)	$(10,307)

(Decrease) increase in cash and cash equivalents	(18,912)	9,904

Cash and cash equivalents at beginning of year	58,493	15,170

Cash and cash equivalents at end of period	$39,581	$25,074

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at June 30, 2010 and December 31, 2009, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 annual report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2010 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses, the provision for taxes, the valuation of goodwill and the estimated fair value of investment securities and other real estate owned.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”). The total authorized shares that are available for issuance under the 2010 Plan is 1,476,829. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. The 2000 Plan provides for incentive stock options and nonqualified stock options. Under the 2010 Plan and the 2000 Plan (collectively the “Plans”) the awards may be granted to employees and directors under incentive and nonstatutory agreements. The Plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option. As of June 30, 2010, there have not been any awards issued under the 2010 Plan.

Stock Option Compensation

There were no stock options awarded during the three-month periods ended June 30, 2010 and June 30, 2009. For the three-month periods ended June 30, 2010 and 2009, the compensation cost recognized for stock option compensation was $55,000 and $53,000, respectively. For the six-month periods ended June 30, 2010 and 2009, the compensation cost recognized for stock option compensation was $110,000 and $108,000, respectively. The recognized tax benefit for stock option compensation expense was $7,000 and $14,000, for the three-month periods ended June 30, 2010 and 2009, respectively. The recognized tax benefit for stock option compensation expense was $17,000 and $27,000, for the six-month periods ended June 30, 2010 and 2009, respectively.

At June 30, 2010, the total compensation cost related to nonvested stock option awards not yet recorded is expected to be $267,000. This amount will be recognized over the next four years and the weighted average period of recognizing these costs is expected to be 1.5 years.

Stock Option Activity

A summary of option activity under the stock option plan as of June 30, 2010 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2010	381,021	$17.20	5.3 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(714)	$22.59	—	—
Outstanding at June 30, 2010	380,307	$17.19	6.0 years	$—

Exercisable at June 30, 2010	254,052	$18.16	5.2 years	$—

The intrinsic value was derived from the market price of the Company’s common stock of $7.47 as of June 30, 2010.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $59,125,000 and standby letters of credit of approximately $10,261,000 at June 30, 2010. Such loans relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2010 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2010 or June 30, 2009.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (9,845,533 shares for the three-month and six-month periods ended June 30, 2010, and 5,797,533 and 5,796,025 shares for the three-month and six-month periods ended June 30, 2009). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options. When a loss occurs there is no effect on the calculation of diluted loss per share for common stock equivalents because the conversion is anti-dilutive, as a result of the loss for the three months ended June 30, 2009 there are no diluted shares reported for that period. There were zero diluted shares for the three-month and six-month periods ended June 30, 2010 and zero and 46,044 shares, respectively, for the three-month and six-month periods ended June 30, 2009. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is reported in addition to net income (loss) for all periods presented. Comprehensive income (loss) is comprised of net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $964,000 and $1,930,000, respectively, for the three-month and six-month periods ended June 30, 2010 and $(173,000) and $(234,000), respectively, for the three-month and six month periods ended June 30, 2009. Comprehensive income (loss) was $1,018,000 and $2,290,000, respectively, for the three-month and six-month periods ended June 30, 2010 and $(877,000) and $345,000, respectively, for the three-month and six-month periods ended June 30, 2009. Reclassification adjustments resulting from realized gains or loss on sale of investment securities were $(7,000) and $(5,000), respectively, for the three-month and six-month periods ending June 30, 2010 and $160,000 for both the three three-month and six-month periods ending June 30, 2009.

6. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at June 30, 2010 and December 31, 2009 consisted of the following (dollars in thousands):

Available-for-Sale
	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$110,911	$3,201	$(68)	$114,044
Obligations of states and political subdivisions	16,817	470	(18)	17,269
Equity securities:
Corporate stock	78	8	(7)	79
	$127,806	$3,679	$(93)	$131,392

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$75,823	$772	$(586)	$76,009
Obligations of states and political subdivisions	20,400	347	(160)	20,587
Equity securities:
Corporate stock	82	11	(7)	86
	$96,305	$1,130	$(753)	$96,682

Net unrealized gains on available-for-sale investment securities totaling $3,586,000 were recorded, net of $1,434,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2010. Proceeds and gross realized gains (losses) from the sale and call of available-for-sale investment securities for the six-month period ended June 30, 2010 totaled $3,843,000 and $(5,000), respectively. There were no transfers of available-for-sale investment securities for the six-month period ended June 30, 2010.

During 2008, management determined that one equity security (FNMA Preferred Stock) had a loss considered to be other-than-temporary and the Company recorded an impairment charge of $245,000. The security had a remaining balance of $5,000 at June 30, 2010 and December 31, 2009.

Net unrealized gains on available-for-sale investment securities totaling $377,000 were recorded, net of $155,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2009. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the six-month period ended June 30, 2009 totaled $4,836,000 and $160,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2009.

Held-to-Maturity
June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$8,445	$448	$—	$8,893

December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$12,331	$558	$—	$12,889

There were no sales of held-to-maturity investment securities for the periods ended June 30, 2010 and December 31, 2009 and no transfers of held-to-maturity investment securities for the periods ended June 30, 2010 and December 31, 2009.

Investment securities with unrealized losses at June 30, 2010 and December 31, 2009 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$9,580	$(48)	$1,682	$(20)	$11,262	$(68)
Obligations of states and political subdivisions	892	(15)	292	(3)	1,184	(18)
Corporate stock	4	(3)	5	(4)	9	(7)
	$10,476	$(66)	$1,979	$(27)	$12,455	$(93)

	2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$41,046	$(527)	$2,752	$(59)	$43,798	$(586)
Obligations of states and political subdivisions	4,081	(80)	2,641	(80)	6,722	(160)
Corporate stock	5	(3)	3	(4)	8	(7)
	$45,132	$(610)	$5,396	$(143)	$50,528	$(753)

There were no held-to-maturity investment securities with unrealized losses as of June 30, 2010 or December 31, 2009.

At June 30, 2010, the Company held 165 securities of which 11 were in a loss position for less than twelve months and 9 were in a loss position for twelve months or more. Of the 20 securities in a loss position, 9 are corporate stocks, 8 are mortgage-backed securities and 3 are obligations of states and political subdivisions. At December 31, 2009, the Company held 155 securities of which 32 were in a loss position for less than twelve months and 10 were in a loss position for twelve months or more. Of the 42 securities in a loss position, 23 are mortgage-backed securities, 10 are obligations of states and political subdivisions and 9 are corporate stocks.

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

The amortized cost and estimated fair value of investment securities at June 30, 2010 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$771	$776
After one year through five years	7,058	7,252
After five years through ten years	4,416	4,576
After ten years	4,572	4,665
	16,817	17,269
Investment securities not due at a single maturity date:
Mortgage-backed securities	110,911	114,044	$8,445	$8,893
Corporate stock	78	79
	$127,806	$131,392	$8,445	$8,893

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

7. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At June 30, 2010 and December 31, 2009, the recorded investment in nonperforming loans and leases was approximately $19,259,000 and $20,964,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan agreement. At June 30, 2010, the recorded investment in loans and leases that were considered to be impaired totaled $35,829,000, which includes loans and leases considered to be nonperforming and $17,665,000 in performing loans and leases. Of the total impaired loans of $35,829,000, loans totaling $26,375,000 were deemed to require no specific reserve and loans totaling $9,454,000 were deemed to require a related valuation allowance of $2,395,000. At June 30, 2010, there were sixteen loans and leases that were modified and are currently performing (less than ninety days past due) totaling $11,462,000 and eleven loans and leases that are considered nonperforming (and included in $18,164,000 noted above), totaling $3,040,000, that are considered troubled debt restructures. At June 30, 2010 and December 31, 2009, there were no unfunded commitments on those loans considered troubled debt restructures. At December 31, 2009, the recorded investment in loans and leases that were considered to be impaired totaled $41,937,000 and had a related valuation allowance of $3,810,000. If interest had been accruing on the nonperforming loans, such income would have approximated $401,000 and $712,000, respectively, for the three months and six-month periods ended June 30, 2010 and $378,000 and $559,000, respectively, for the three months and six-month periods ended June 30, 2009.

At June 30, 2010 and December 31, 2009, the recorded investment in other real estate owned (“OREO”) was $3,219,000 and $2,508,000, respectively. At March 31, 2010, the Company had $3,271,000 in OREO. For the three months ended June 30, 2010, the Company transferred property from five loans in the amount of $1,000,000 to OREO (and adjusted the balances through charges to the allowance for loan and lease losses in the amount of $141,000), sold six properties with balances of $866,000 for a net loss of $53,000, and recorded $45,000 in writedowns of OREO in other noninterest expense. The June 30, 2010 OREO balance of $3,219,000 consists of seventeen properties with five being residential real estate in the amount of $1,405,000 and twelve properties representing residential land, totaling $1,814,000. Nonperforming loans and leases and OREO at June 30, 2010 and December 31, 2009 are summarized as follows:

(in thousands)	June 30, 2010	December 31, 2009

Nonaccrual loans and leases that are current to terms	$2,284	$2,133
Nonaccrual loans and leases that are past due	16,975	18,831
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	3,219	2,508
Total nonperforming assets	$22,478	$23,472

Nonperforming loans and leases to total loans and leases	5.34%	5.46%
Total nonperforming assets to total assets	3.88%	3.95%

8. BORROWING ARRANGEMENTS

At June 30, 2010, the Company had $20,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2010 or December 31, 2009.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $21,500,000 were outstanding from the FHLB at June 30, 2010, bearing interest rates ranging from 1.60% to 3.78% and maturing between August 20, 2010 and January 13, 2014. Advances totaling $31,500,000 were outstanding from the FHLB at December 31, 2009, bearing interest rates ranging from 1.60% to 3.78% and maturing between January 19, 2010 and January 13, 2014. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2010 and December 31, 2009 totaled $62,691,000 and $54,047,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at June 30, 2010 and December 31, 2009 were $33,714,000 and $36,353,000, respectively. There were no advances outstanding under this borrowing arrangement as of June 30, 2010 and December 31, 2009.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three and six-month periods ended June 30, 2010.

10. FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:

Cash and cash equivalents	$39,581	$39,581	$58,493	$58,493
Investment securities	139,837	140,285	109,013	109,571
Loans and leases, net	353,409	347,883	376,322	370,057
FHLB stock	3,776	3,776	3,922	3,922
Accounts receivable servicing receivables	—	—	35	35
Accrued interest receivable	1,879	1,879	1,941	1,941
Cash surrender value of life insurance policies	10,869	10,869	10,742	10,742

Financial liabilities:

Deposits	$463,608	$464,313	$469,755	$470,530
Short-term borrowings	9,500	9,500	14,500	14,500
Long-term borrowings	12,000	12,482	17,000	17,816
Accrued interest payable	326	326	344	344

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at June 30, 2010 and December 31, 2009:

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

Commitments to extend credit: The fair value of commitments is based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at June 30, 2010 and December 31, 2009.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements Using
Description (dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
June 30, 2010
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$131,392	$75	$131,317	$—	N/A

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$17,854	$—	$16,210	$1,644	$(2,144)
Other real estate owned	3,219	—	3,219	—	(405)
Total	$21,073	$—	$19,429	$1,644	$(2,549)

December 31, 2009
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$96,682	$78	$96,604	$—	N/A

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$18,461	$—	$16,081	$2,380	$(3,633)
Other real estate owned	2,508	—	2,508	—	(1,089)
Total	$20,969	$—	$18,859	$2,380	$(4,722)

There were no recurring items valued using significant unobservable inputs (level 3) for available-for-sale securities as of June 30, 2010 and December 31, 2009. There were no transfers between level 1 and level 2 during the six months ended June 30, 2010 or the twelve months ended December 31, 2009.

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

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2010, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard expands disclosures about credit quality of financing receivables and the allowance for loan and lease losses. The standard will require the Company to expand disclosures about the credit quality of our loans and leases and the related reserves against them. The extra disclosures will include disaggregated matters related to our past due loans, credit quality indicators, and modifications of loans and leases. The Company will adopt the standard beginning with our December 31, 2010 financial statements. Management does not currently believe that the adoption of this standard will have a material impact on the Company’s financial position, results of operation, or cash flows.

12. OTHER MATTERS

In February 2010, in connection with American River Bank’s (the “Bank”) regularly scheduled 2009 FDIC examination, the Bank entered into a Memorandum of Understanding (the “Memorandum”) with the FDIC and the California Commissioner of Financial Institutions. The Memorandum covers actions to be taken by the Board of Directors and management to enhance BSA compliance; reduce the Bank’s level of classified assets and further strengthen and improve the Bank’s asset quality; requesting regulatory approval prior to paying any cash dividends; and maintaining the Bank’s Tier 1 Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%. As of June 30, 2010, the foregoing ratios for the Bank were 11.7% and 18.5%, respectively. The Company believes that the Bank is currently in compliance in all material respects with the actions described in the Memorandum. Consequently, the Company does not expect these actions to significantly change its business strategy in any material respect; however, noncompliance with provisions of the Memorandum could result in regulatory enforcement actions that could have a material adverse effect upon the Company.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Provisions of the Act that will affect the Company and Bank depositors include a permanent increase to $250,000 as the maximum FDIC insurance limit per depositor retroactive to January 1, 2008 and the extension of unlimited FDIC insurance for noninterest-bearing transaction accounts effective December 31, 2010 through December 31, 2012. It is uncertain whether these changes will result in increased FDIC insurance assessments in the future. It is also uncertain how and to what extent other provisions of the Act and regulations promulgated thereunder will impact the results of operations of the Company in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2009 and June 30, 2010 and its income and expense accounts for the three-month and six-month periods ended June 30, 2010 and 2009. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (“FTE”) within management’s discussion and analysis.

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

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 114 full-time employees as of June 30, 2010.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is also participating in the FDIC Transaction Account Guarantee Program (the “TAGP”). Under the TAGP, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount. This coverage was in effect until June 30, 2010 for banks that continued to participate in the TAGP and on June 22, 2010, the FDIC adopted a final rule to further extend the program to December 31, 2010. The final rule included the possibility of an additional 12-month extension through December 31, 2011, without further rulemaking, at the discretion of the FDIC based on evaluation of economic factors. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. FDIC insurance coverage and assessments are discussed under “Item 1A--Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition to the TAGP, on July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The Act includes a permanent increase to $250,000 as the maximum FDIC insurance limit per depositor retroactive to January 1, 2008 and the extension of unlimited FDIC insurance for noninterest-bearing transaction accounts effective December 31, 2010 through December 31, 2012.

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

Overview

The Company recorded net income of $54,000 for the quarter ended June 30, 2010, which was an increase of $758,000 compared to the $704,000 loss reported for the same period of 2009. Diluted earnings per share for the second quarter of 2010 were $0.01 compared to a loss of $0.12 recorded in the second quarter of 2009. The return on average equity (ROAE) and the return on average assets (ROAA) for the second quarter of 2010 were 0.24% and 0.04%, respectively, as compared to -4.41% and -0.50%, respectively, for the same period in 2009.

Net income for the six months ended June 30, 2010 and 2009 was $360,000 and $579,000, respectively, with diluted earnings per share of $0.04 and $0.10, respectively. For the first six months of 2010, ROAE was 0.82% and ROAA was 0.12% compared to 1.83% and 0.20%, respectively, for the same period in 2009.

Total assets of the Company decreased by $15,375,000 (2.6%) from $594,418,000 at December 31, 2009 to $579,043,000 at June 30, 2010. Net loans totaled $353,409,000 at June 30, 2010, down $22,913,000 (6.1%) from $376,322,000 at December 31, 2009. Deposit balances at June 30, 2010 totaled $463,608,000, down $6,147,000 (1.3%) from $469,755,000 at December 31, 2009.

The Company ended the second quarter of 2010 with a Tier 1 capital ratio of 12.5% and a total risk-based capital ratio of 19.6% compared to 12.4% and 18.4%, respectively, at December 31, 2009. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income
	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009

Net interest income*	$5,635	$6,102	$11,464	$12,527
Provision for loan and lease losses	(2,011)	(3,800)	(3,652)	(5,029)
Noninterest income	460	649	921	1,159
Noninterest expense	(4,055)	(4,239)	(8,240)	(7,840)
Benefit (provision) for income taxes	78	668	(23)	(68)
Tax equivalent adjustment	(53)	(84)	(110)	(170)

Net income (loss)	$54	$(704)	$360	$579

Average total assets	$584,511	$569,098	$584,428	$573,322
Net income (loss) (annualized) as a percentage of average total assets	0.04%	(0.50%)	0.12%	0.20%

* Fully taxable equivalent basis

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 4.52% for the three months ended June 30, 2010, 4.87% for the three months ended June 30, 2009, 4.62% for the six months ended June 30, 2010 and 4.98% for the six months ended June 30, 2009.

The fully taxable equivalent interest income component for the second quarter of 2010 decreased $879,000 (11.9%) to $6,526,000 compared to $7,405,000 for the three months ended June 30, 2009. The decrease in the fully taxable equivalent interest income for the second quarter of 2010 compared to the same period in 2009 is broken down by rate (down $611,000) and volume (down $268,000). The rate decrease can be attributed to the overall lower interest rate environment, forgone interest on nonaccrual loans, and lower average loans replaced with higher average investment securities. During the second quarter of 2010, foregone interest income on nonaccrual loans was approximately $401,000, compared to foregone interest of $378,000 during the second quarter of 2009. The foregone interest of $378,000 had a 32 basis point negative impact on the yield on earning assets. The average balance of earning assets decreased 0.5% from $502,455,000 in the second quarter of 2009 to $499,975,000 in the second quarter of 2010. The overall decrease in average assets during the three month period was predominately related to the decrease in loans. The decrease in loans was substantially offset by an increase in investment securities. When compared to the second quarter of 2009, average loan balances were down $45,571,000 (11.1%) to $365,388,000 for the second quarter of 2010 and average investment securities were up $45,526,000 (51.1%) to $134,587,000 for the second quarter of 2010. The overall low interest rate environment, the negative effect of the foregone interest on loans, and the change in the asset mix resulted in a 67 basis point decrease in the yield on average earning assets from 5.91% for 2009 to 5.24% for 2010. The volume decrease of $268,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans.

Total fully taxable equivalent interest income for the six months ended June 30, 2010 decreased $1,945,000 (12.8%) to $13,297,000 compared to $15,242,000 for the six months ended June 30, 2009. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2010 over the same period in 2009 resulted from decreases in rate (down $1,345,000) and a decrease in volume (down $600,000). Average earning assets decreased $7,368,000 (1.5%) during the first six months of 2010 as compared to the same period in 2009. Average loan balances decreased $42,531,000 (10.3%) during that same period and average investment securities balances increased $38,128,000 (42.3%).

Interest expense was $412,000 (31.6%) lower in the second quarter of 2010 versus the prior year period. The average balances on interest bearing liabilities were $14,005,000 (3.7%) lower in the second quarter of 2010 compared to the same quarter in 2009. The lower balances accounted for an $183,000 decrease in interest expense for the same periods. Average borrowings were down $32,428,000 (59.8%) as the Company replaced higher cost borrowings with lower cost checking and money market accounts. Average deposit balances increased $24,145,000 or 5.4% from $444,945,000 during the second quarter of 2009 to $469,090,000 during the second quarter of 2010. The Company continues to have success attracting new deposit relationships, as a direct result of its business development efforts. As a result of the lower overall interest rate environment, the decrease in rates accounted for a $229,000 reduction in interest expense for the three-month period ended June 30, 2010 compared to the same quarter in 2009. Rates paid on interest bearing liabilities decreased 39 basis points from the second quarter of 2009 to the second quarter of 2010 from 1.36% to 0.97%. Despite the lower overall rate environment, the average rate paid on our borrowings increased from 2.26% in the second quarter of 2009 to 2.39% during the second quarter of 2010. This increase is the result of low rate short-term borrowings maturing leaving just longer-term higher rate borrowings. See the section titled “Other Borrowed Funds” later in the section for more information on the Company’s borrowings.

Interest expense was $882,000 (32.5%) lower in the six-month period ended June 30, 2010 versus the prior year period. The average balances on interest-bearing liabilities were $18,268,000 (4.7%) lower in the six-month period ended June 30, 2010 compared to the same period in 2009. The lower balances, especially in the level of average borrowings and time deposits accounted for a $376,000 decrease in interest expense. The decrease in interest expense was also aided by lower rates, which accounted for a $506,000 decrease in interest expense for the six-month period. Rates paid on interest-bearing liabilities decreased 41 basis points from the first six months of 2009 to the first six months of 2010 from 1.41% to 1.00%.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
Three Months Ended June 30,	2010			2009
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$365,388	$5,580	6.13%	$410,959	$6,364	6.21%
Taxable investment securities	118,768	726	2.45%	63,584	676	4.26%
Tax-exempt investment securities (2)	15,793	215	5.46%	25,450	339	5.34%
Corporate stock (2)	26	5	77.13%	27	6	89.13%
Federal funds sold	—	—	—	6	—	0.00%
Investments in time deposits	—	—	—	2,429	20	3.30%
Total earning assets	499,975	6,526	5.24%	502,455	7,405	5.91%
Cash & due from banks	49,838			34,679
Other assets	43,414			38,122
Allowance for loan & lease losses	(8,716)			(6,158)
	$584,511			$569,098

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$181,892	343	0.76%	$155,630	323	0.83%
Savings	40,783	58	0.57%	33,380	54	0.65%
Time deposits	124,612	360	1.16%	139,844	621	1.78%
Other borrowings	21,775	130	2.39%	54,213	305	2.26%
Total interest bearing liabilities	369,062	891	0.97%	383,067	1,303	1.36%
Noninterest bearing demand deposits	121,803			116,091
Other liabilities	4,743			5,842
Total liabilities	495,608			505,000
Shareholders’ equity	88,903			64,098
	$584,511			$569,098
Net interest income & margin (3)		$5,635	4.52%		$6,102	4.87%

(1)	Loan interest includes loan fees of $3,000 and loan costs of $7,000, respectively, during three months ending June 30, 2010 and June 30, 2009. Average loan balances include non-performing loans.
(2)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2010 and 2009.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the quarter (91 days) and annualized to actual days in the year (365 days).

Six Months Ended June 30,	2010			2009
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$371,816	$11,417	6.19%	$414,347	$13,082	6.37%
Taxable investment securities	112,133	1,434	2.58%	64,113	1,411	4.44%
Tax-exempt investment securities (2)	16,082	440	5.52%	25,981	690	5.36%
Corporate stock (2)	26	6	46.54%	19	6	63.68%
Federal funds sold	—	—	0.00%	22	—	0.00%
Interest-bearing deposits in banks	—	—	0.00%	2,943	53	3.63%
Total earning assets	500,057	13,297	5.36%	507,425	15,242	6.06%
Cash & due from banks	48,398			29,843
Other assets	44,482			42,037
Allowance for loan & lease losses	(8,509)			(5,983)
	$584,428			$573,322

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$181,751	693	0.77%	$153,033	641	0.84%
Savings	39,437	115	0.59%	32,904	108	0.66%
Time deposits	126,480	751	1.20%	136,767	1,330	1.96%
Other borrowings	22,633	274	2.44%	65,865	636	1.95%
Total interest-bearing liabilities	370,301	1,833	1.00%	388,569	2,715	1.41%
Noninterest-bearing demand deposits	119,998			114,844
Other liabilities	5,629			5,949
Total liabilities	495,928			509,362
Shareholders’ equity	88,500			63,960
	$584,428			$573,322
Net interest income & margin (3)		$11,464	4.62%		$12,527	4.98%

(1)	Loan interest includes loan fees of $24,000 and $3,000, respectively, during the six months ending June 30, 2010 and June 30, 2009. Average loan balances include non-performing loans.
(2)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2010 and 2009.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (181days) and annualized to actual days in the year (365 days).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended June 30, 2010 over 2009 (dollars in thousands)
Increase (decrease) due to change in:

	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans (1)(2)	$(706)	$(78)	$(784)
Taxable investment securities	587	(537)	50
Tax exempt investment securities (3)	(129)	5	(124)
Corporate stock	—	(1)	(1)
Federal funds sold	—	—	—
Interest-bearing deposits in banks	(20)	—	(20)
Total	(268)	(611)	(879)
Interest-bearing liabilities:
Interest checking and money market	55	(35)	20
Savings deposits	12	(8)	4
Time deposits	(68)	(193)	(261)
Other borrowings	(182)	7	(175)
Total	(183)	(229)	(412)
Interest differential	$(85)	$(382)	$(467)

Six Months Ended June 30, 2010 over 2009 (dollars in thousands)
Increase (decrease) due to change in:

	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans (1)(2)	$(1,343)	$(322)	$(1,665)
Taxable investment securities	1,057	(1,034)	23
Tax exempt investment securities (3)	(263)	13	(250)
Corporate stock	2	(2)	—
Federal funds sold	—	—	—
Interest-bearing deposits in banks	(53)	—	(53)
Total	(600)	(1,345)	(1,945)
Interest-bearing liabilities:
Interest checking and money market	120	(68)	52
Savings deposits	21	(14)	7
Time deposits	(100)	(479)	(579)
Other borrowings	(417)	55	(362)
Total	(376)	(506)	(882)
Interest differential	$(224)	$(839)	$(1,063)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)
Loan fees of $3,000 and loan costs of $7,000, respectively, during the three months ending June 30, 2010 and June 30, 2009, and loan fees of $24,000 and $3,000, respectively, during the six months ending June 30, 2010 and June 30, 2009, have been included in the interest income computation.

(3)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2010 and 2009.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $2,011,000 for loan and lease losses for the second quarter of 2010 as compared to $3,800,000 for the second quarter of 2009. Net loan and lease losses for the three months ended June 30, 2010 were $2,950,000 or 3.24% (on an annualized basis) of average loans and leases as compared to $1,881,000 or 1.84% (on an annualized basis) of average loans and leases for the three months ended June 30, 2009. For the first six months of 2010, the Company made provisions for loan and lease losses of $3,652,000 and net loan and lease losses were $4,120,000 or 2.23% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $5,029,000 and net loan and lease losses of $3,189,000 for the first six months of 2009 or 1.55% (on an annualized basis) of average loans and leases outstanding. The increase in the loan and lease losses for 2010 results from a continued high level of nonperforming loans and leases, due mainly to the overall challenging economy in the Company’s market areas and the United States, overall. Although the chargeoffs increased from 2009 to 2010, the provision for loan and lease losses for the six months ended June 2010 compared to the six months ended June 2009 was less. The majority of the chargeoffs in the first half of 2010 previously had specific reserves and those reserves were reduced as the loans were charged down. At June 30, 2010, specific reserves were $2,395,000 compared to $3,810,000 as of December 31, 2009. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service charges on deposit accounts	$232	$251	$465	$493
Gain (loss) on sale of securities	(7)	160	(5)	160
Merchant fee income	104	112	201	221
Bank owned life insurance	69	59	127	116
Other	62	67	133	169
Total noninterest income	$460	$649	$921	$1,159

Noninterest income decreased $189,000 (29.1%) to $460,000 for the three months ended June 30, 2010 as compared to $649,000 for the three months ended June 30, 2009. The decrease from the second quarter of 2009 to the second quarter of 2010 was primarily related to sales of investment securities. For the second quarter of 2010, the Company recorded a loss on sale of $7,000 compared to a gain on sale of $160,000 for the second quarter of 2009. For the six months ended June 30, 2010, noninterest income decreased $238,000 (20.5%) to $921,000. The decrease from the first six months of 2009 compared to the same period in 2010 was also related to sales of investment securities. For the six months ended June 30, 2010, the Company recorded a loss on sale of $5,000 compared to a gain on sale of $160,000 for the six months ended June 30, 2009.

Noninterest Expense

Noninterest expense decreased $130,000 (3.1%) to a total of $4,055,000 in the second quarter of 2010 compared to $4,239,000 in the second quarter of 2009. Salary and employee benefits expense increased $154,000 (8.4%) from $1,826,000 during the second quarter of 2009 to $1,980,000 during the second quarter of 2010. The increase in salary and benefits was due in part to a decrease in direct costs associated with the production of new loans. The Company allocates the direct costs of originating loans as a credit to salary expense in accordance with generally accepted accounting principles. As loan volume decreases the Company allocates less direct costs of loan production against salary expense. The offset from direct cost reimbursement decreased $40,000 (23.5%) from $169,000 in 2009 to $129,000 in 2010. Overall salary expense increased $23,000 (1.6%) mainly due to the additional staff added to the loan collection and workout department. Employee benefits, which includes employee health insurance, increased $68,000 (27.1%). On a quarter-over-quarter basis, occupancy expense decreased $10,000 (2.9%) and furniture and equipment expense decreased $5,000 (2.7%). FDIC assessments increased $24,000 (7.2%) during 2010 to $359,000, from $335,000 in 2009. The majority of this increase relates to increased assessments from the FDIC based on the Bank’s assessment category and to cover losses suffered by the FDIC due to an increased number of bank failures. Other expense decreased $347,000 (22.4%) to a total of $1,203,000 in the second quarter of 2010 versus the second quarter of 2009. Much of this decrease is related to lower costs associated with maintaining the Company’s other real estate owned (“OREO”) and lower amounts added to the loss reserve for accounts receivable servicing. The total OREO expense in the second quarter of 2010 was $203,000 compared to $441,000 for the same period in 2009, the reduced expense related to lower valuations allowances in 2010 as compared to 2009. In the second quarter of 2009, the Company added $98,000 to its reserve for accounts receivable servicing and in the second quarter of 2010, the addition was zero. The Company discontinued this product in late 2009 and the asset balances have been reduced to zero as well. The fully taxable equivalent efficiency ratio for the second quarter of 2010 increased to 65.53% from 61.81% for the second quarter of 2009.

Noninterest expense for the six-month period ended June 30, 2010 was $8,240,000 versus $7,840,000 for the same period in 2009 for an increase of $400,000 (5.1%). Salaries and benefits expense increased $275,000 (7.4%) from $3,699,000 for the six months ended June 30, 2009 to $3,974,000 for the same period in 2010. The increase in salary and benefits was due in part to a decrease in direct costs associated with the production of new loans. The offset from direct cost reimbursement decreased $106,000 (31.3%) from $339,000 in 2009 to $233,000 in 2010. Overall salary expense increased $54,000 (1.8%) mainly due to the additional staff added to the loan collection and workout department. Employee benefits, which include employee health insurance, increased $102,000 (19.7%). Occupancy expense decreased $37,000 (5.3%) and furniture and equipment expense increased $2,000 (0.5%). FDIC assessments increased $269,000 (65.8%) during 2010 to $678,000, from $409,000 in 2009. Other expense decreased $109,000 (4.1%) from $2,655,000 for the six months ended June 30, 2009 to $2,546,000 for the same period in 2010. Much of this decrease is related to lower amounts added to the loss reserve for accounts receivable servicing. In 2009, the Company added $143,000 to its reserve for accounts receivable servicing; and in 2010 there was a recovery of $4,000. The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first six months of 2010 was 65.6% as compared to 56.3% in the same period of 2009.

(Benefit from) Provision for Income Taxes

The Company recorded a benefit from Federal and State income taxes for the quarter ended June 30, 2010 of $78,000, compared to tax benefit of $668,000 for the second quarter of 2009. The provision for Federal and State income taxes for the six months ended June 30, 2010 was $23,000, resulting in an effective tax rate of 6.0%, compared to $68,000, or an effective tax rate of 10.5%, for the same period in 2009. The benefit and the lower overall effective tax rate results from the Company realizing the benefits of tax free income related to such items as municipal bonds and bank owned life insurance against a pretax loss in the case of the quarters ended June 30, 2010 and 2009, and the overall lower amount of taxable income in the six month periods ended June 30, 2010 and 2009.

Balance Sheet Analysis

The Company’s total assets were $579,043,000 at June 30, 2010 as compared to $594,418,000 at December 31, 2009, representing a decrease of $15,375,000 (2.6%). The average assets for the three months ended June 30, 2010 were $584,511,000, which represents an increase of $15,413,000 or 2.7% compared to the balance of $569,098,000 during the three-month period ended June 30, 2009. The average assets for the six months ended June 30, 2010 were $584,428,000, which represents an increase of $11,106,000 or 1.9% from the balance of $573,322,000 during the six-month period ended June 30, 2009. The increase in average assets for both periods is the result of increased deposits being invested in securities. The increase in the balance of securities has also been aided by the decrease in loan balances. See “Net Interest Income and Net Interest Margin” above for a discussion of the average balances of loans, investments, and deposits.

Investment Securities

The Company classifies its investment securities as either available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold, for liquidity purposes, to implement asset/liability management strategies, and in response to changes in interest rates, prepayment rates and similar factors. During the first half of 2010, the Company used the majority of the proceeds from loan paydowns and principal payments from investment securities to purchase mortgage backed-securities. Table Five below summarizes the values of the Company’s investment securities held on June 30, 2010 and December 31, 2009.

Table Five: Investment Securities Composition
(dollars in thousands)

Available-for-sale (at fair value)	June 30, 2010	December 31, 2009
Debt securities:
Mortgage-backed securities	$114,045	$76,009
Obligations of states and political subdivisions	17,269	20,587
Corporate stock	78	86
Total available-for-sale investment securities	$131,392	$96,682
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$8,445	$12,331
Total held-to-maturity investment securities	$8,445	$12,331

Management periodically evaluates each investment security in a loss position for other than temporary impairment relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be maturity and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily-impaired.

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $18 million in new loans during the first half of 2010. Normal pay downs, loan chargeoffs, and loans transferred to OREO, resulted in an overall decrease in total loans and leases of $22,913,000 (6.1%) from December 31, 2009. The market in which the Company operates continues to see a slowdown in new loan volume as existing borrowers continue to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of June 30, 2010 and December 31, 2009.

Table Six: Loan and Lease Portfolio Composition
(dollars in thousands)	June 30, 2010		December 31, 2009		Change in	Percentage
	$	%	$	%	dollars	change

Commercial	$61,819	17%	$72,621	19%	$(10,802)	(14.9%)
Real estate
Commercial	216,451	60%	223,685	58%	(7,234)	(3.2%)
Multi-family	8,164	2%	8,476	2%	(312)	(3.7%)
Construction	20,733	6%	27,482	7%	(6,749)	(24.6%)
Residential	29,879	8%	26,922	7%	2,957	11.0%
Lease financing receivable	3,253	1%	3,920	1%	(667)	(17.0%)
Agriculture	7,259	2%	7,472	2%	(213)	(2.9%)
Consumer	13,795	4%	14,253	4%	(458)	(3.2%)
Total loans and leases	361,353	100%	384,831	100%	(23,478)	(6.1%)
Deferred loan and lease fees, net	(503)		(600)		97
Allowance for loan and lease losses	(7,441)		(7,909)		468
Total net loans and leases	$353,409		$376,322		$(22,913)	(6.1%)

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at June 30, 2010 and December 31, 2009.

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, through active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio. In addition, the Company has taken actions to further strengthen its lending compliance management system in accordance with recommendations arising out of its 2008 compliance examination including, among other matters, enhancement of existing procedures for internal control of loan compliance functions such as maintenance of required levels of compliance training, increased monitoring of the compliance program, and identification of any compliance weaknesses. The Company is also taking actions to further strengthen and improve its asset quality in accordance with recommendations arising out of its 2009 regulatory examination including, among other matters, enhancement of existing procedures for appraisals and re-appraisals on secured loans and other real estate owned, and problem loan identification, including identification of impaired loans and leases and identification of troubled debt restructured loans.  See also “Note 12— OTHER MATTERS,” for more information regarding the Memorandum entered into with the FDIC and the California Commissioner of Financial Institutions.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 76.2% of the Company’s loan and lease portfolio at June 30, 2010, an increase from 74.5% at December 31, 2009. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease loss at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

At June 30, 2010, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $19,259,000 or 5.33% of total loans and leases. The $19,259,000 in nonperforming loans and leases was made up of forty-nine loans and three leases. Ten of those loans totaling $2,285,000 were current (less than 30 days past due) pursuant to their original or modified terms. Nonperforming loans and leases were $20,964,000 or 5.46% of total loans and leases at December 31, 2009. Of the June 30, 2010 balance, a valuation allowance of $506,000 was established on the nonperforming loans considered to be impaired which totaled $18,164,000. Of the December 31, 2009 balance, a valuation allowance of $1,421,000 was established.

The overall level of nonperforming loans increased $832,000 (4.5%) to $19,259,000 at June 30, 2010 compared to $18,427,000 at March 31, 2010. At March 31, 2010, the Company had forty-nine loans and six leases considered nonperforming totaling $18,427,000. During the second quarter of 2010, five of those loans totaling $1,000,000 were moved to OREO, two loans in the amount of $168,000 were charged off, one loan in the amount of $128,000 was paid off, two loans in the amount of $515,000 were current and returned to performing status and eleven loans in the total amount of $4,173,000 were placed on nonperforming status. Of the eleven loans added in the second quarter of 2010, all are real estate secured. Seven of the eleven are single family home loans or lots totaling $2,009,000 that are predominately located in Amador and Calaveras counties; of which, three are owner occupied single family homes, three are single family residential lots, and one is a non-owner occupied single family residence. One of the eleven is a multi-family home loan totaling $1,231,000, which is a 29-unit apartment building in Sacramento County. Two of the eleven are commercial real estate loans totaling $804,000; of which, one is a non-owner occupied restaurant located in Sonoma County and the other loan is secured by three adjoining parcels in Calaveras County-one is a small retail building, one is an unimproved lot, and the third is an owner occupied single family home. The last of the eleven loans is classified as agriculture and it is a horse boarding property in Sacramento County totaling $129,000.

As reported in the Form 10-Q for the period ended March 31, 2010, activity during that quarter included seven nonperforming loans totaling $1,911,000 moving to OREO, two loans in the amount of $1,705,000 paying off, two loans being partially charged off in the amount of $916,000, one loan in the amount of $271,000 paid current and returned to performing status and twelve loans in the total amount of $2,283,000 being placed on nonperforming status. Of those twelve loans added in the first quarter, ten in the total amount of $2,211,000 were real estate secured and the remaining $72,000 consists of two commercial loans.

The net interest due on nonaccrual loans and leases but excluded from interest income was $401,000 for the three months ended June 30, 2010, compared to foregone interest of $378,000 during the same period in 2009. The net interest due on nonaccrual loans and leases but excluded from interest income was $712,000 for the six months ended June 30, 2010, compared to $559,000 during the same period in 2009.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of June 30, 2010. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2010, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2010 and December 31, 2009.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	June 30, 2010	December 31, 2009
Past due 90 days or more and still accruing
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Consumer and other	—	—
Nonaccrual
Commercial	3,282	6,143
Real estate	15,651	14,048
Lease financing receivable	36	55
Consumer and other	290	718
Total nonperforming loans and leases	$19,259	$20,964

Impaired Loans and Leases

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the loan or lease’s original effective interest rate, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans or leases that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company typically reviews loans or leases graded substandard or lower as well as loans considered troubled debt restructures with outstanding principal balances in excess of $100,000. At June 30, 2010, the recorded investment in loans and leases that were considered to be impaired totaled $35,829,000, which includes loans and leases considered nonperforming and $17,665,000 in performing loans and leases. Of the total impaired loans of $35,829,000, loans totaling $26,375,000 were deemed to require no specific reserve and loans totaling $9,454,000 were deemed to require a related valuation allowance of $2,395,000. At December 31, 2009, the recorded investment in loans and leases that were considered to be impaired and were deemed to require specific reserves totaled $14,369,000 and had a related valuation allowance of $3,810,000. At June 30, 2010, there were sixteen loans and leases that were restructured and are currently performing (less than ninety days past due) totaling $11,462,000 and eleven loans and leases that are considered nonperforming (and included in Table Seven above), totaling $3,040,000, that are considered troubled debt restructures (“TDR”). These TDRs have a specific reserve of $1,111,000.

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

The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management’s judgment after consideration of numerous factors including, but not limited to the following: (i) history of actual charge-offs (ii) local and regional economic conditions, (iii) the financial condition of the borrowers, (iv) loan impairment and the related level of expected charge-offs, (v) evaluation of industry trends, (vi) industry and other concentrations, (vii) loans and leases which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (viii) continuing evaluations of the performing loan portfolio, (ix) ongoing review and evaluation of problem loans identified as having loss potential, (x) quarterly review by the Board of Directors, and (xi) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrowers’ business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

The allowance for loan and lease losses totaled $7,441,000 or 2.06% of total loans and leases at June 30, 2010 compared to $7,909,000 or 2.06% of total loans and leases at December 31, 2009. The Company establishes general reserves in accordance with the accounting principles, “Accounting for Contingencies,” and specific reserves in accordance with the accounting principles, “Accounting by Creditors for Impairment of a Loan.” The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses.

It is the policy of management to maintain the allowance for loan and lease losses at a level believed to be adequate for known and inherent risks in the portfolio. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Based on information currently available to analyze inherent credit risk, which includes but is not limited to economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan and lease losses and the allowance for loan and lease losses are prudent and adequate. Adjustments may be made based on differences from estimated loan and lease growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans and leases charged off in future periods can be made with any certainty.

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

Table Eight: Allowance for Loan and Lease Losses
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009

Average loans and leases outstanding	$365,338	$410,959	$371,816	$414,347

Allowance for loan and lease losses at beginning of period	$8,380	$5,839	$7,909	$5,918

Loans and leases charged off:
Commercial	(699)	(655)	(1,698)	(665)
Real estate	(2,198)	(1,203)	(2,350)	(2,496)
Lease financing receivable	—	(15)	—	(15)
Consumer	(73)	(23)	(172)	(30)
Total	(2,970)	(1,896)	(4,219)	(3,206)
Recoveries of loans and leases previously charged off:
Commercial	—	13	63	13
Real estate	20	1	36	1
Lease financing receivable	—	1	—	3
Consumer	—	—	—	—
Total	20	15	99	17
Net loans and leases charged off	(2,950)	(1,881)	(4,120)	(3,189)
Additions to allowance charged to operating expenses	2,011	3,800	3,652	5,029
Allowance for loan and lease losses at end of period	$7,441	$7,758	$7,441	$7,758
Ratio of net charge-offs to average loans and Leases outstanding (annualized)	3.24%	1.84%	2.23%	1.55%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	2.21%	3.71%	1.98%	2.45%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.06%	1.91%	2.06%	1.91%

Other Real Estate Owned

At June 30, 2010, the Company had seventeen OREO properties with a carrying cost of $3,219,000. This compares to thirteen properties with a carrying cost of $2,508,000 at December 31, 2009 and twelve properties with a carrying cost of $3,347,000 at June 30, 2009. During the second quarter of 2010, the Company sold six properties for a loss of $52,000 and added five properties to OREO with loan balances totaling $1,000,000. The five properties added during the quarter were simultaneously written down to fair value by $141,000 leaving a net value of $859,000. Of the five properties added during the quarter, two are 4-plexes, one in Sacramento carried at $414,000 and the other in Yuba County carried at $248,000; two of the five properties added during the quarter are residential lots, both in Sacramento for a combined carrying value of $41,000 and the fifth property was a single family five acre parcel that was sold before quarter end for its net book value of $156,000.

During the first quarter of 2010, the Company sold two properties for a loss of $25,000 and added seven properties to OREO with loan balances totaling $1,911,000. The seven properties added during the quarter, were simultaneously written down to fair value by $209,000 leaving a net value of $1,702,000. Of the seven properties added during the quarter five properties totaling $775,000 are individual single family lots, three of which are in Santa Rosa, California and two are in Sacramento, California; one property is a single family home in the County of El Dorado with a book value of $483,000 and the seventh is one property that represents two commercial parcels in Fairfield, California with a book value of $444,000. The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the first half of 2010, this valuation process resulted in the Company reducing the book value of the properties by $328,000. At December 31, 2009, the OREO reserve was $15,000. The resulting write downs during the first half of 2010 reduced the reserve balance to zero at June 30, 2010 because the Company believes that all seventeen properties are carried approximately at fair value.

Deposits

At June 30, 2010, total deposits were $463,608,000 representing a decrease of $6,147,000 from the December 31, 2009 balance of $469,755,000. The Company’s deposit growth plan for 2010 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. The Company experienced increases in noninterest-bearing ($4,632,000 or 3.9%), money market ($4,203,000 or 3.2%) and savings ($4,511,000 or 12.5%) and decreases in time deposits ($15,366,000 or 11.5%) and interest-bearing checking ($4,127,000 or 8.2%) in the six month period ended June 30, 2010.

Other Borrowed Funds

    Other borrowings outstanding as of June 30, 2010 and December 31, 2009, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	June 30, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$9,500	2.10%	$14,500	2.84%
Long-term borrowings:
FHLB advances	$12,000	2.63%	$17,000	2.40%

The maximum amount of short-term borrowings at any month-end during the first two quarters of 2010 and 2009 was $9,500,000 and $69,448,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$9,500	$12,000
Maturity	2010 to 2011	2011 to 2014
Average rates	2.10%	2.63%

The Company has also been issued a total of $8,000,000 in letters of credit by the FHLB that are pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit was not drawn upon in 2010 or 2009 and management does not currently expect to draw upon them in the foreseeable future. See the Liquidity section that follows for additional information on FHLB borrowings.

Capital Resources

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As a result of a 2009 FDIC examination, management entered into a Memorandum of Understanding as of February 10, 2010 with the FDIC and the California Commissioner of Financial Institutions, which requires the Bank to take certain actions including maintaining the Bank’s Tier I Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%. As of June 30, 2010, the foregoing capital ratios for the Bank were 11.7% and 18.5%, respectively. We believe that we are currently in compliance in all material respects with the actions described in the Memorandum, including the capital ratios as described above. See “Note 12, OTHER MATTERS” herein for more information regarding the Memorandum.

At June 30, 2010, shareholders’ equity was $89,745,000, representing an increase of $2,400,000 (2.7%) from $87,345,000 at December 31, 2009. The increase results from the addition of the net income for the period, the stock based compensation expense, and the increase in other comprehensive income. The Company’s ratio of total risk-based capital to risk adjusted assets was 19.6% at June 30, 2010 and 18.4% at December 31, 2009. Tier 1 risk-based capital to risk-adjusted assets was 18.4% at June 30, 2010 and 17.1% at December 31, 2009. The leverage ratio was 12.5% at June 30, 2010 and 12.4% at December 31, 2009.

Table Ten below lists the Company’s actual capital ratios at June 30, 2010 and December 31, 2009 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At June 30, 2010	At December 31, 2009	Minimum Regulatory Capital Requirements
Leverage ratio	12.5%	12.4%	4.00%
Tier 1 Risk-Based Capital	18.4%	17.1%	4.00%
Total Risk-Based Capital	19.6%	18.4%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of June 30, 2010 and December 31, 2009.

On December 17, 2009, the Company filed a Current Report with the SEC on Form 8-K announcing the completion of an offering of approximately $24 million of its common stock. Effective July 27, 2009, the Company temporarily suspended both the payment of cash dividends and stock repurchases. See Part II, Item 2, for additional disclosure regarding the stock repurchase plan.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2010 and 2009.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2010 were approximately $59,125,000 and $10,261,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2010, consolidated liquid assets totaled $108.4 million or 18.7% of total assets compared to $79.8 million or 13.4% of total assets on December 31, 2009. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $20,000,000 with two of its correspondent banks. At June 30, 2010, the Company had $20,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At June 30, 2010, the Bank could have arranged for up to $92,191,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2010, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $29,500,000, leaving $62,691,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At June 30, 2010, the Company’s borrowing capacity at the Federal Reserve Bank was $33,714,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. The Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. Futhermore, the Bank can pledge additional unencumbered securities to borrow from the Federal Reserve Bank of San Francisco and the FHLB.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2010 and December 31, 2009, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $69,386,000 and $78,015,000 at June 30, 2010 and December 31, 2009, respectively. As a percentage of net loans and leases these off-balance sheet items represent 19.6% and 20.7%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of June 30, 2010 and December 31, 2009
(dollars in thousands)	$ Change in NII from Current 12 Month Horizon June 30, 2010	$ Change in NII from Current 12 Month Horizon December 31, 2009
Variation from a constant rate scenario
+200bp	$242	$(10)
- 200bp	$(1,348)	$(432)

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

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allows for the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock. Each year the Company may repurchase up to 6.5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2010. The repurchases under this plan can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase program at any time for any reason. As such, on July 27, 2009, the Company announced that the Board of Directors was temporarily suspending the stock repurchase program. The Company relies on distributions from the Bank in the form of cash dividends in order to fund its repurchase program. As a result of a regularly scheduled FDIC examination in 2009, the Bank entered into a Memorandum of Understanding in February 2010 with the FDIC and the California Commissioner of Financial Institutions which requires the Bank to take certain actions including restricting the payment of cash dividends. As a result, any future cash dividends from the Bank will require prior approval from its regulators. The following table lists shares repurchased during the quarter ended June 30, 2010 and the maximum amount available to repurchase under the repurchase plan, which as a result on the suspension of the repurchase program was zero.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 April 1 through April 30, 2010	None	N/A	None	None
Month #2 May 1 through May 31, 2010	None	N/A	None	None
Month #3 June 1 through June 30, 2010	None	N/A	None	None
Total	None	N/A	None

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

(10.18)
Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Form 8-K, filed with the Commission on April 23, 2010.

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

*(10.22)
Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.23)
Employment Agreement dated September 20, 2006, between American River Bankshares and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.24)
Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.25)
Employment Agreement dated September 20, 2006, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.5 to the Registrant’s Report on Form 8-K, filed with the Commission on September 20, 2006.

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

(10.29)
Sublease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and Chicago Title Company, a California Corporation; and lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.2 and 99.3 to the Registrant’s Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.30)
Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the Commission on January 5, 2010.

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

*(10.33)
Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.

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

AMERICAN RIVER BANKSHARES

August 9, 2010	By:	/s/ DAVID T. TABER
David T. Taber
President and Chief Executive Officer

AMERICAN RIVER BANKSHARES

August 9, 2010	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	50

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	51

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	52