Form 10-K
period 2010-12-31
AMERICAN RIVER BANKSHARES
filed 2011-03-04
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITUES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ______________________________________

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $68,151,000.

    Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 3, 2011, the registrant’s no par value Common Stock totaled 9,874,867 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2011 annual meeting of shareholders.

AMERICAN RIVER BANKSHARES

INDEX TO
 ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010

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

American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates five full service offices in Sacramento and Placer Counties including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices in Sacramento, Fair Oaks, and Roseville. American River Bank also operates two full service offices in Sonoma County in Healdsburg and Santa Rosa, operated under the name “North Coast Bank, a division of American River Bank.” North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. In 2000, North Coast Bank was acquired by the Company as a separate bank subsidiary. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank. On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices in Amador County in Jackson, Pioneer, and Ione, operating as “Bank of Amador, a division of American River Bank.”

American River Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. American River Bank also participated in the FDIC Transaction Account Guarantee Program (“TAGP”). Under that program, through December 31, 2010, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP was in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. In addition to the TAGP, on July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act includes a permanent increase to $250,000 as the maximum FDIC insurance limit per depositor retroactive to January 1, 2008 and the extension of unlimited FDIC insurance for noninterest-bearing transaction accounts effective December 31, 2010 through December 31, 2012. On November 9, 2010, the FDIC implemented a final rule to increase the coverage and extension under the Dodd-Frank Act.

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

At December 31, 2010, the Company had consolidated assets of $579 million, deposits of $465 million and shareholders’ equity of $90 million.

General

The Company is a community-oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from interest and fees on loans and leases and interest on investments (principally government securities) and Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2010, these sources comprised 86.5% and 13.5%, respectively, of the Company’s interest income.

American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

As of December 31, 2010 and December 31, 2009, American River Bank held $29,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000, which were insured by the FDIC.

American River Bank competes with approximately 32 other banking or savings institutions in Sacramento County and 30 in Placer County. American River Bank’s market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 1.3% and 0.9%, respectively (based upon the most recent information made available by the FDIC through June 30, 2010). North Coast Bank, a division of American River Bank, competes with approximately 18 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Sonoma County was approximately .7% (based upon the most recent information made available by the FDIC through June 30, 2010). Bank of Amador, a division of American River Bank, competes with approximately 6 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Amador County was approximately 13.4% (based upon the most recent information made available by the FDIC through June 30, 2010).

Employees

At December 31, 2010, the Company and its subsidiaries employed 111 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

American River Bank is licensed by the California Commissioner of Financial Institutions (the “Commissioner”), its deposits are insured by the FDIC up to the applicable legal limits, and, through December 31, 2010, American River Bank participated in the FDIC Transaction Account Guarantee Program which guarantees 100% of the amount of all noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. American River Bank has chosen not to become a member of the Federal Reserve System. Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank’s business and condition, including its capital ratios, allowance for possible loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. American River Bankshares and American River Bank are required to file reports with the Board of Governors, the Commissioner, and the FDIC and provide the additional information that the Board of Governors, the Commissioner, and the FDIC may require.

American River Bankshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to applicable California and federal law.

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

At December 31, 2010, American River Bankshares and American River Bank were in compliance with the risk-weighted capital and leverage ratio guidelines. See “Other Events” under Item 7 on page 36 for more information regarding the Bank’s regulatory capital requirements.

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

Limitations on Dividends

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. On July 27, 2009, we announced that our Board of Directors had temporarily suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. As a result of an informal agreement entered into by the Bank and its regulators any future cash dividends from the Bank will require prior approval from its regulators. See “Other Events” under Item 7 on page 36 for more information. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding cash dividends.

Competition

Competitive Data

American River Bank. At June 30, 2010, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 193 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 5 Sacramento area offices, 58 offices in the cities of Healdsburg and Santa Rosa, California, where American River Bank has its 2 Sonoma County offices, and 3 offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its 3 Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2010, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $13,873,000 on an unsecured basis and $23,122,000 on a fully secured basis based on capital and allowable reserves of $92,488,000.

American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2010, there were 227 operating commercial and savings bank offices in Sacramento County with total deposits of $19,746,156,000. This was a decrease of $14,422,893,000 compared to the June 30, 2009 balances. American River Bank held a total of $256,947,000 in deposits, representing approximately 1.3% of total commercial and savings banks deposits in Sacramento County as of June 30, 2010.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2010, there were 119 operating commercial and savings bank offices in Placer County with total deposits of $7,149,159,000. This was an increase of $346,752,000 over the June 30, 2009 balances. American River Bank held a total of $62,230,000 in deposits, representing approximately 0.9% of total commercial and savings banks deposits in Placer County as of June 30, 2010.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2010, there were 126 operating commercial and savings bank offices in Sonoma County with total deposits of $10,070,773,000. This was a decrease of $150,043,000 compared to the June 30, 2009 balances. American River Bank held a total of $67,490,000 in deposits, representing approximately 0.7% of total commercial and savings banks deposits in Sonoma County as of June 30, 2010.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2010, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $619,769,000. This was a decrease of $9,496,000 compared to the June 30, 2009 balances. American River Bank held a total of $82,992,000 in deposits, representing approximately 13.4% of total commercial and savings bank deposits in Amador County as of June 30, 2010.

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

The new assessment rate system consolidated the nine categories of the prior assessment system into four categories (Risk Categories I, II, III and IV) and three Supervisory Groups (A, B and C) based upon institution’s capital levels and supervisory ratings. Risk Category I includes all well capitalized institutions with the highest supervisory ratings. Risk Category II includes adequately capitalized institutions that are assigned to Supervisory Groups A and B. Risk Category III includes all undercapitalized institutions that are assigned to Supervisory Groups A and B and institutions assigned to Supervisory Group C that are not undercapitalized but have a low supervisory rating. Risk Category IV includes all undercapitalized institutions that are assigned to Supervisory Group C.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law, which, in part, permanently raises the current standard maximum deposit insurance amount per depositor to $250,000.

On October 14, 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP includes the Transaction Account Guarantee Program (the “TAGP”). The TAGP offered a full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and continued (for participating institutions) until December 31, 2010. In addition to the existing risk-based deposit insurance premium assessed on such deposits, TAGP participants were assessed, on a quarterly basis, an annualized 25 basis point fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. American River Bank opted to participate in the TAGP. On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

On December 16, 2008, the FDIC approved an earlier proposed seven basis point rate increase for the first quarter 2009 assessment period effective January 1, 2009 as part of the DIF restoration plan to achieve a minimum DRR of 1.15 percent within five years.

In addition, the FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involved adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively resulted in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. Depending on any future losses that the FDIC DIF may suffer due to failed institutions, additional significant premium increases might occur in order to replenish the DIF. The FDIC also imposed a special assessment of 5 basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009 and paid on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the Company was assessed approximately $253,000 for the special assessment. On November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012. This prepaid amount for the Company was $3,886,000.

The Dodd-Frank Act signed into law on July 21, 2010 established a minimum designated reserve ratio of 1.35 percent of estimated insured deposits. The Act also mandates that the FDIC adopt a restoration plan should the DIF balance fall below 1.35 percent and provides for dividends to financial institutions should the DIF balance exceed 1.50 percent. On February 7, 2011, the FDIC Board of Directors adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act; makes changes to insurance premium assessment rates; implements DIF dividend provisions; and revises the risk-based assessment system for large insured depository institutions (i.e., those institutions with at least $10 billion in total assets).

It is uncertain what effect the implementation of the changes to the insurance assessments will have upon the Company; however, continued deterioration or lack of improvement in the economic conditions impacting financial institutions may necessitate further increases in premium assessments to maintain the DIF which could adversely impact the Company’s earnings.

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

Impact of Certain Legislation and Regulation

Interstate Banking. Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years. The Dodd-Frank Act signed into law by President Obama on July 21, 2010, includes provisions authorizing national and state banks to establish branch offices in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branch offices in other states if the host state expressly permitted out-of-state banks to establish branch offices in that state. Accordingly, banks may be able to enter new markets more freely.

Gramm-Leach-Bliley Act . In 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. The GLB Act eliminates most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repealed Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as “financial holding companies” can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a “financial holding company” or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the GLB Act.

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

In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the GLB Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are “well capitalized” and “well managed” and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities “closely related to banking” which to date have defined the permissible activities of bank holding companies under the Bank Holding Company Act.

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

Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the “USA Patriot Improvement and Reauthorization Act of 2005” and the “USA Patriot Act Additional Reauthorizing Amendments Act of 2006,” which reauthorized all expiring provisions of the Patriot Act and extended certain provisions related to surveillance and production of business records until December 31, 2009. The extended deadline for those provisions was subsequently further extended to February 28, 2010. On February 24 and 25, 2010, the Senate and the House of Representatives, respectively, voted to further extend the deadline until December 31, 2010. President Obama signed a further one-year extension on February 27, 2010. On February 25, President Obama signed a further extension for three months. The effects which the Patriot Act and any amendments to the Patriot Act or additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company’s results of operations.

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

Capital Purchase Program. On October 24, 2008, the U.S. Treasury announced plans to direct $250 billion of the TARP funding into the CPP to acquire preferred stock investments in bank holding companies and banks with the capital acquired through such investments accorded Tier 1 capital treatment. Bank holding companies and banks eligible to participate as a Qualifying Financial Institution (“QFI”) in the CPP were required to enter into agreements with the U.S. Treasury containing various standard terms and conditions. The Company did not participate in the CPP and instead raised $25.3 million (in gross proceeds) in a public offering in December 2009 to augment capital.

Temporary Liquidity Guarantee Program. Among other programs and actions taken by the U.S. Treasury and other regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP was comprised of the Debt Guarantee Program (the “DGP”) and the Transaction Account Guarantee Program (the “TAGP”). The DGP guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through April 30, 2010. For eligible debt issued by that date, the FDIC provided the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offered full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and terminated on December 31, 2010 for all participating institutions. American River Bank opted to participate in the TAGP.

Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. Participants in the DGP are charged an annualized fee ranging from 50 basis points to 100 basis points (depending on the maturity of the debt issued) multiplied by the amount of debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. The DGP concluded on October 31, 2009, for most insured depository institutions, including American River Bank. As of December 31, 2010, American River Bank has no senior unsecured debt outstanding. In addition to the risk-based deposit insurance premium paid on deposits, TAGP participants were assessed, on a quarterly basis, an annualized 25 basis points fee on balances in noninterest-bearing transaction accounts that exceeded the existing deposit insurance limit of $250,000.

On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Act that made permanent the $250,000 deposit insurance limit per depositor and provides unlimited insurance coverage for noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

Financial Stability Plan. On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan (the “FSP”) as a comprehensive approach to strengthening the financial system and credit crisis. The Plan included a Capital Assistance Program (the “CAP”) intended to serve as a bridge to raising private capital and to ensure sufficient capital to preserve or increase lending in a worse-than-expected economic deterioration. Eligibility to participate in the CAP was consistent with the criteria for QFI’s under the CPP. Eligible institutions with consolidated assets in excess of $100 billion were able to obtain capital under the CAP, subject to a supervisory review process and comprehensive stress test assessment of the losses that could occur over a two year period in the future across a range of economic scenarios, including conditions more severe than anticipated or as typically used in capital planning processes. Eligible institutions with consolidated assets below $100 billion were able to obtain capital under the CAP after a supervisory review. As announced, the CAP included issuance of a convertible preferred security to the U.S. Treasury at a discount to the participating institution’s stock price as of February 9, 2009, subject to a dividend to be determined. The security instrument was designed to incentivize institutions to replace the CAP capital with private capital or redeem it. Institutions participating in the CPP under TARP might also be permitted to exchange their CPP preferred stock for the convertible preferred CAP security. The Company did not participate in the CAP.

American Recovery and Reinvestment Act. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury was required to promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. Since the Company determined not to participate in the CPP, the executive compensation restrictions and standards set forth in Section 7001 of the ARRA are not applicable to the Company.

Term Asset-Backed Securities Loan Facility. On March 3, 2009, the U.S, Treasury and the Board of Governors announced the Term Asset-Backed Securities Loan Facility (the “TALF”). The TALF is one of the programs under the Financial Stability Plan announced by the U.S. Treasury on February 10, 2009. The TALF is intended to help stimulate the economy by facilitating securitization activities which allow lenders to increase the availability of credit to consumers and businesses. Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) would lend up to $200 billion to provide financing to investors as support for purchases of certain AAA-rated asset-backed securities (“ABS”) initially for newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans anticipated to be funded on March 25, 2009, and rental, commercial, and government vehicle fleet leases, small ticket equipment, heavy equipment, and agricultural equipment loans and leases proposed to be funded in April 2009.

ABS fundings were held monthly. The loan asset classes include commercial mortgages, non-Agency residential mortgages, and/or other asset classes. Credit extensions under the TALF are non-recourse loans to eligible borrowers secured by eligible collateral for a three-year term with interest paid monthly. Any U.S. company that owned eligible collateral could borrow from the TALF, provided the company maintained an account with a primary dealer who would act as agent for the borrower and deliver eligible collateral to the FRBNY custodian in connection with the loan funding. The FRBYN would create a special purpose vehicle (“SPV”) to purchase and manage any assets received by the FRBYN in connection with the TALF loans.

The U.S. Treasury would provide $20 billion of credit protection to the FRBNY in connection with the TALF through the Troubled Assets Relief Program (the “TARP”) by purchasing subordinated debt issued by the SPV to finance the first $20 billion of asset purchases. If more than $20 billion in assets were purchased by the SPV, the FRBNY would lend additional funds to the SPV to finance such additional purchases. The FRBNY’s loan to the SPV would be senior to the TARP subordinated loan and secured by all of the assets of the SPV. The FRBNY indicated an intention to cease making new loans on June 30, 2010, but loans collateralized by certain types of ABS scheduled to cease on March 31, 2010, subject to extension of the TALF by the Board of Governors.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”). The Dodd-Frank Act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in the financial system implemented by a newly created Financial Stability Oversight Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. The Dodd-Frank Act is expected to have a significant impact upon our business as its provisions are implemented over time. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect us.

●
Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act requires capital requirements to be counter cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

●
Enhanced Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

●
Consumer Protection. The Dodd-Frank Act creates the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.

●
Deposit Insurance. The Dodd-Frank Act permanently increases the deposit insurance limit for insured deposits to $250,000 per depositor and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011.

●
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

●
Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

●
Enhanced Lending Limitations. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

●
Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment of the Dodd-Frank Act, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

●
Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branch offices in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branch offices in other states if the host state expressly permitted out-of-state banks to establish branch offices in that state. Accordingly, banks may be able to enter new markets more freely.

●
Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

●
Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Dodd-Frank Act and the Guidance may impact our compensation policies and arrangements.

●
Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

Many of the requirements under the Dodd-Frank Act will be implemented over an extended period of time. Therefore, the nature and extent of regulations that will be issued by various regulatory agencies and the impact such regulations will have on the operations of financial institutions such as ours is unclear. Such regulations resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Small Business Jobs Act of 2010/Small Business Lending Fund. On September 27, 2010, President Obama signed into law the Small Business Jobs Act of 2010 (the “SBJ Act”), which, among other matters, authorizes the U.S. Treasury to buy up to $30 billion in preferred stock or subordinated debt issued by community banks (or their bank holding companies provided 90% of the funds received are downstreamed to the bank subsidiary) with assets less that $10 billion pursuant to the Small Business Lending Fund (the “SBLF”) created under the SBJ Act. Funds received as capital investments will qualify as Tier 1 capital. The SBLF investments are intended to increase the availability of credit for small businesses and thereby induce the creation of jobs in support of economic recovery.

The participating banks (or bank holding companies) will pay an annual dividend on the preferred stock or subordinated debt purchased by the U.S. Treasury in an amount which ranges between 5% and 1% during the initial measurement period of approximately two years determined by reducing the dividend rate 1% for every 2.5% increase in the bank’s small business lending up to a lending increase of 10%. The dividend rate will be adjusted quarterly during the initial period. If a participant’s lending activity does not increase in the initial period, the dividend rate will increase thereafter to 7%. After 4.5 years, the dividend rate increases to 9% until the SBLF funds are repaid.

On December 23, 2010, the federal banking agencies jointly issued guidance on underwriting standards for small business loans originated under the SBLF which require adherence to safe and sound credit standards and risk management processes. It is uncertain whether the SBLF will have the intended effect of creating jobs in sufficient numbers to positively impact the economic recovery.

Future Legislation and Regulation

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of our business. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. These laws, rules and regulations may be modified, or other new laws, rules or regulations, may be adopted in the future, which could make compliance much more difficult or expensive, or restrict our ability to originate, broker or sell loans, reduce service charge income on deposits, or further limit or restrict the amount of commissions, or interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business, results of operations, financial condition, or future prospects. The Dodd-Frank Act, signed into law on July 21, 2010, is expected to have a broad impact on the financial services sector, including significant regulatory and compliance changes. Many of the Dodd-Frank Act requirements will be implemented over an extended period of time and due to the uncertainty associated with the manner in which they will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations is not clear. Changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business, results of operations, financial condition or future prospects.

●	Difficult market conditions have adversely affected our business.

Dramatic declines have occurred in the housing market over the past twenty-four months resulting in falling home prices and increasing foreclosures. These circumstances along with unemployment and under-employment have negatively impacted the credit performance of our loan portfolio and resulted in significant write-downs of asset values. These asset write-downs have had a significant impact on the Company’s financial results and ratios, including our net income, earnings per share, return on average equity and return on average assets. Our net income decreased from $7,751,000 in 2008 and $1,586,000 in 2009, to $476,000 in 2010; our earnings per share decreased from $1.30 per share in 2008 and $0.26 per share in 2009, to $0.05 per share in 2010; our return on average equity decreased from 12.39% in 2008 and 2.44% in 2009, to 0.53% in 2010; and our return on average assets decreased from 1.32% in 2008 and 0.28% in 2009, to 0.08% in 2010. The decrease in our financial results and ratios could put downward pressure on our stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

●	Worsening economic conditions could adversely affect our business.

The economic conditions in the United States in general and within California and in our operating markets may continue to deteriorate. Unemployment nationwide and in California has increased significantly through this economic downturn and is anticipated to increase or remain elevated for the foreseeable future. As of December 31, 2010, the unemployment rate nationwide was 9.4% compared to 10.0% at December 31, 2009 and 7.4% at December 31, 2008. As of December 31, 2010, the unemployment rate in California was 12.5%, up from 12.3% at December 31, 2009 and 8.7% at December 31, 2008. The unemployment rate in the Company’s primary markets of Sacramento, Sonoma, and Amador Counties was 12.6%, 10.0% and 13.1% at December 31, 2010, compared to 12.2%, 10.3% and 12.5% at December 31, 2009, and 8.7%, 7.0% and 9.3% at December 31, 2008, respectively. Availability of credit and consumer spending, real estate values, and consumer confidence have all declined markedly. The volatility of the capital markets and the credit, capital and liquidity problems confronting the U.S. financial system have not been resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system. These conditions may not improve or be resolved in the foreseeable future.

The Bank conducts banking operations principally in Northern California. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in Northern California. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California, and continued adverse economic conditions could have a material adverse effect upon us. In addition, California is currently experiencing significant budgetary and fiscal difficulties, which includes terminating and furloughing California government employees. The businesses operating in California and, in particular in the City of Sacramento, depend on these government employees for business, and reduced spending activity by these government employees could have a material impact on the success or failure of these businesses, some of which are current or could become future customers of the Bank.

The economic conditions in the United States in general and in the State of California and within our operating markets may further deteriorate and such deterioration may materially and adversely affect us. A further deterioration in economic conditions locally, regionally or nationally could result in a further economic downturn in Northern California with the following consequences, any of which could further adversely affect our business:

●	loan delinquencies and defaults may increase;
●	problem assets and foreclosures may increase;
●	demand for our products and services may decline;
●	low cost or noninterest bearing deposits may decrease;
●	collateral for loans may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans;
●	foreclosed assets may not be able to be sold;
●	volatile securities market conditions could adversely affect valuations of investment portfolio assets; and
●	reputational risk may increase due to public sentiment regarding the banking industry.

●	Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2010, our non-performing loans and leases were 6.52% of total loans and leases compared to 5.46% at December 31, 2009 and 1.49% at December 31, 2008, and at December 31, 2010, our non-performing assets (which include foreclosed real estate) to total assets were 4.36%, compared to 3.95% at December 31, 2009 and 1.49% at December 31, 2008. The allowance for loan and lease losses as a percentage of non-performing loans and leases was 33.6% as of December 31, 2010 compared to 37.7% as of December 31, 2009 and 94.8% at December 31, 2008. Non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to an increase in non-performing assets. We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets. When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. We may experience increases in non-performing assets and the disposition of such non-performing assets may adversely affect our profitability.

●	Tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

A tightening of the credit markets or any inability to obtain adequate funds for continued loan growth at an acceptable cost could adversely affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan and lease payments, we also rely on alternative funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco, and public time certificates of deposits. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such a disruption should occur, our ability to access these sources could be adversely affected, both as to price and availability, which would limit or potentially raise the cost of the funds available to us.

●	We have a concentration risk in real estate related loans.

At December 31, 2010, $265.1 million, or 76.5% of our total loan and lease portfolio, consisted of real estate related loans. Of that amount, $216.1 million, or 81.5%, consisted of commercial real estate, $16.0 million, or 6.0% consisted of commercial and residential construction loans (including land acquisition and development) and $33.0 million, or 12.5%, consisted of residential mortgages and residential multi-family real estate. Substantially all of our real property collateral is located in our operating markets in Northern California. The continuing trend of deteriorating economic conditions in California and in our operating markets has contributed to an overall decline in commercial and residential real estate values. A continuing substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.

At December 31, 2010, our residential construction loans (including land acquisition and development loans) were just $12.3 million, or 3.5% of our total loans and leases, and these loans were comprised of 32.5% owner-occupied loans and 67.5% non-owner-occupied loans. Construction, land acquisition and development lending involves additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, non-owner-occupied construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance and accrued interest related to the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

●	Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance, but its allowance for loan and lease losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Bank’s and therefore our operating results. The adequacy of the Bank’s allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of realizable future losses is susceptible to changes in economic, operating and other conditions, including changes in the local and general California real estate market and operating environment, as well as interest rates, employment levels and other economic factors that may be beyond our control, and these losses may exceed current estimates.

Federal regulatory agencies, as an integral part of the examination process, review the Bank’s loans and leases and allowance for loan and lease losses, as well as management’s policies and procedures for determining the adequacy of the allowance for loan and lease losses. We believe that our allowance for loan and lease losses policies are effective and that our allowance for loan and lease losses is adequate to cover current losses. However, the Bank may have to further increase the allowance for loan and lease losses as a result of the effects of continued deterioration of economic conditions nationally and in the operating markets in which the Bank conducts business and/or as a result of changes in regulation or accounting methodologies.

●	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

As of December 31, 2010, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $2.5 million and $5.9 million, respectively. At such date, our commercial real estate loans amounted to $216.1 million, or 62.4% of our total loan and lease portfolio, and our commercial business loans amounted to $58.3 million, or 16.8% of our total loan and lease portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

●	The Company has entered into an informal agreement with regulators and noncompliance could have an adverse effect upon the Company.

In February 2010, in connection with the Bank’s regularly scheduled 2009 FDIC examination, the Bank entered into a Memorandum of Understanding (the “Memorandum”) with the FDIC and the California Commissioner of Financial Institutions. The Memorandum requires compliance with certain actions specified in the Memorandum. In the event of noncompliance, regulatory enforcement actions could be imposed that could have a material adverse effect upon the Company. See “Other Events” in Part II, Item 7 of this Annual Report on Form 10-K for information regarding the Memorandum.

●	Our business is subject to interest rate risk, and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce our net interest income. It is expected that we will continue to realize income from the differential or “margin” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest margins are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We may be unable to minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest margin, asset quality, and loan origination volume.

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

Recent legislation including the Emergency Economic Stabilization Act of 2008 (the “EESA”), signed into law by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), signed into law by President Obama on February 17, 2009, each included programs intended to help stabilize the U.S. financial system. However, it is uncertain whether such legislation will sufficiently resolve the volatility of capital and credit markets or improve capital and liquidity problems confronting the financial system. The failure of the EESA or ARRA to mitigate or eliminate such volatility and problems affecting the financial markets and a continuation or worsening of current financial market conditions could limit our access to capital or sources of liquidity in amounts and at times necessary to conduct operations in compliance with applicable regulatory requirements.

●	The Bank faces strong competition from banks, financial service companies and other companies that offer banking services, which could adversely affect our business.

Increased competition in our market may result in reduced loans and deposits or the rates charged or paid on these instruments and adversely affect our net interest margin. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer similar banking services to those that are offered by the Bank in its service area. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, the Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits than we do and are thereby better able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, as well as the range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If the Bank is unable to attract and retain banking customers, we may be unable to maintain our historical levels of loans and leases and deposits or our net interest margin.

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

Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. We maintain controls and procedures to mitigate risks such as processing system failures or errors and customer or employee fraud, and we maintain insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and provides only reasonable, not absolute, certainly that the objectives of the system will be met. Events could occur which are not prevented or detected by our internal controls, are not insured against, or are in excess of our insurance limits. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have an adverse effect on our business.

●	We may not be successful in raising additional capital needed in the future.

If additional capital is needed in the future as a result of losses, our business strategy or regulatory requirements, our efforts to raise such additional capital may be unsuccessful or shares sold in the future may be sold at prices or on terms that are not equal to or better than the current market price. The inability to raise additional capital when needed or at prices and terms acceptable to us could adversely affect our ability to implement our business strategies.

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

●	The effects of changes to FDIC insurance coverage limits and assessments are uncertain and increased premiums may adversely affect us.

FDIC insurance premium assessments are uncertain and increased premium assessments may adversely affect our earnings. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (“DIF”). Current economic conditions have resulted and may continue to result in bank failures. In such event, the FDIC may take control of failed institutions and guarantee payment from the DIF up to the insured limit for deposits held at such failed institutions. Depending on any future losses that the DIF may suffer due to failed institutions, there may be additional significant premium increases in order to replenish the DIF.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which included the Transaction Account Guarantee Program (the “TAGP”). The TAGP provided unlimited deposit insurance on funds in noninterest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions were covered under the TAGP for the first 30 days without incurring any costs. After the initial period, participating institutions were assessed a 10 basis point surcharge on the additional insured deposits through the scheduled end of the program on December 31, 2009. The Bank opted to participate in the TAGP. The FDIC extended the TAGP to December 31, 2010 and increased the annual assessment from 10 to 25 basis points for banks that did not opt-out of the TAGP. Participating banks had until November 2, 2009 to opt-out in order to terminate coverage effective January 1, 2010. The Bank did not opt out of the TAGP. On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that made permanent the $250,000 deposit insurance limit per depositor and provides unlimited insurance coverage for noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

It is not clear how depositors will respond regarding the $250,000 per depositor increase in insurance coverage. Despite the increase, some depositors may reduce the amount of deposits held at the Bank if concerns regarding bank failures persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that the activities of the Federal Reserve Board and the U.S. Treasury, intended to provide liquidity for the banking system and improvement in capital markets, are curtailed or unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affecting our results of operations.

In addition, the FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involved adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively resulted in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. The FDIC also imposed a special assessment of 5 basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009 and paid on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the Company was assessed approximately $253,000 for the special assessment. In addition, on November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012. This prepaid amount for the Company was $3,886,000.

In addition to permanently increasing the deposit insurance limit for insured deposits to $250,000 per depositor and extending unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012, the Dodd-Frank Act also made other deposit insurance changes which may affect our insurance premium assessments to include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the DIF by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011. It is uncertain what effect these changes will have on our future insurance assessments and costs of operations, but any increases in premium assessments or further prepayment of assessments will adversely impact our earnings.

●	In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2010, we did not recognize any securities as other than temporarily impaired. Future evaluations of the securities portfolio may require us to recognize an impairment charge with respect to these and other holdings. In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2010, we held stock in the FHLB totaling $3.5 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB currently distributes cash dividends on its shares, however, this dividend paying practice may not continue. As of December 31, 2010, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

●	If the goodwill we have recorded in connection with our acquisition of Bank of Amador becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2010, we had approximately $16.3 million of goodwill on our balance sheet attributable to our merger with Bank of Amador in December 2004. In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in findings of impairment and write-downs, which could be material.

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

In December 2009, the Company raised $25.3 million (in gross proceeds) in a public offering of 4,048,000 shares of its common stock at $6.25 per share. Our articles of incorporation, as amended, provide the authority to issue without further shareholder approval, 20,000,000 shares of common stock, no par value per share, of which 9,874,867 shares were issued and outstanding at December 31, 2010. Pursuant to the Company’s 2010 Equity Incentive Plan and its 2000 Stock Option Plan, at December 31, 2010, employees and directors of the Company had outstanding options to purchase 379,571 shares of common stock. As of December 31, 2010, 1,447,495 shares of common stock remained available for awards under the 2010 Equity Incentive Plan.

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

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities including, without limitation, securities issued upon exercise of outstanding equity awards under our 2010 Equity Incentive Plan or outstanding options under our 2000 Stock Option Plan, could be substantially dilutive to shareholders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

●	The price of our common stock may fluctuate significantly, and this may make it difficult for shareholders to resell shares of common stock they own at times or at prices they find attractive.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility, which, in recent quarters, has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength. As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. This may make it difficult for shareholders to resell shares of common stock they own at times or at prices they find attractive. The low trading volume in our common shares on the NASDAQ Global Select Market means that our shares may have less liquidity than other publicly traded companies. We cannot ensure that the volume of trading in our common shares will be maintained or will increase in the future.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above in the forward-looking statement discussion in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Cautionary Statements Regarding Forward-Looking Statements” and below. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

●	actual or anticipated quarterly fluctuations in our operating results and financial condition;
●
changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;

●	failure to meet analysts’ revenue or earnings estimates;
●	speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;
●	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
●	actions by our current shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;

●	fluctuations in the stock price and operating results of our competitors;
●	future sales of our equity, equity-related or debt securities;
●	changes in the frequency or amount of dividends or share repurchases;
●	proposed or adopted regulatory changes or developments;
●	anticipated or pending investigations, proceedings, or litigation that involves or affects us;
●	trading activities in our common stock, including short-selling;
●	domestic and international economic factors unrelated to our performance; and
●	general market conditions and, in particular, developments related to market conditions for the financial services industry.

A significant decline in our stock price could result in substantial losses for individual shareholders.

●	We may be unable or choose not to pay cash dividends in the foreseeable future.

Our ability to pay dividends on our common stock depends on a variety of factors. On July 27, 2009 we announced suspension of our quarterly dividends, as compared to our quarterly dividends of $0.143 per share declared each quarter since the fourth quarter of 2007. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. As a result of an informal agreement entered into by the Bank and its regulators any future cash dividends from the Bank will require prior approval from its regulators. See “Other Events” under Item 7 on page 36 for more information regarding the informal agreement. Cash dividends may or may not be paid in the future since they are subject to regulatory restrictions and to evaluation by our Board of Directors of financial factors including, but not limited to, our earnings, financial condition and capital requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company and American River Bank lease nine and own two of their respective premises. The Company’s headquarters is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California. The office space is located in a six-story office building. The lease term is seven (7) years and expires on July 31, 2017. The premises consist of approximately 12,218 square feet on the fourth floor of the building. The space is leased from MSCP Capital Center Investors, LLC, successor to One Capital Center.

American River Bank’s main office is located at 1545 River Park Drive, Suite 107, Sacramento, California, in a modern, five-story building which has off-street parking for its clients. American River Bank leases premises in the building from Hines VAF II Sacramento Properties, L.P., the successor to Spieker Properties. The lease term is for one-hundred and twenty-seven (127) months and expires on February 28, 2021. The premises consist of 1,643 square feet on the ground floor.

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

North Coast Bank, a division of American River Bank, leases premises at 90 South E Street, Santa Rosa, California. The premises are subleased from Chicago Title Company until November 11, 2011 and then will be leased from 90 E Street, LLC until January 31, 2019. The combined sublease and lease term is ten (10) years and expires on January 31, 2019. The premises consist of 3,600 square feet on the ground floor.

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

The leases on the premises located at 1545 River Park Drive, 9750 Business Park Drive, 90 South E Street, 26395 Buckhorn Ridge Road, and 3100 Zinfandel Drive, contain options to extend for five years. Included in the above premises are two facilities leased from current or former directors of the Company at terms and conditions which management believes are consistent with the commercial lease market. The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Item 4. [RESERVED]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The following table shows the high and the low prices for the common stock, for each quarter during 2010 and 2009, as reported by Nasdaq.

2010	High	Low
First quarter	$8.50	$7.50
Second quarter	8.91	7.25
Third quarter	7.58	5.65
Fourth quarter	6.49	5.50

2009	High	Low
First quarter	$10.97	$7.02
Second quarter	12.15	7.90
Third quarter	10.99	7.45
Fourth quarter	7.98	6.00

The closing price for the Company’s common stock on March 3, 2011 was $6.45 .

Holders

As of February 28, 2011, there were approximately 2,650 shareholders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends on its common stock from the first quarter of 2004 through the second quarter of 2009. Prior to that, the Company paid cash dividends twice a year since 1992. On July 27, 2009, the Company announced that the Board of Directors had temporarily suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. As a result of a regularly scheduled FDIC examination in 2009, the Company entered into an informal agreement in February 2010 with the FDIC and the DFI to take certain actions including restricting the payment of cash dividends. As a result, any future cash dividends from the Bank will require prior approval from its regulators. In 2010, there were no cash dividends paid and in 2009, the Company declared cash dividends in the amount of $0.29 per common share. It is uncertain whether any dividends will be paid in the future since they are subject to regulatory and statutory restrictions and regulatory approvals and the evaluation by the Company’s Board of Directors of financial factors including, but not limited to earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

Stock Repurchases

On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allows for the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock. Each year the Company may repurchase up to 6.5% of the shares outstanding (adjusted for stock splits or stock dividends). The number of shares reported in column (d) of the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2010. The repurchases under this plan can be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase program at any time for any reason. As such, on July 27, 2009, the Company announced that the Board of Directors was temporarily suspending the stock repurchase program. The Company relies on distributions from the Bank in the form of cash dividends in order to fund its repurchase program. As a result of a regularly scheduled FDIC examination in 2009, the Company entered into an informal agreement in February 2010 with the FDIC and the DFI to take certain actions including restricting the payment of cash dividends. As a result, any future cash dividends from the Bank will require prior approval from its regulators. The following table lists shares repurchased during the quarter ended December 31, 2010 and the maximum amount available to repurchase under the repurchase plan, which as a result of the suspension of the repurchase program was zero.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 October 1 through October 31, 2010	None	N/A	None	None
Month #2 November 1 through November 30, 2010	None	N/A	None	None
Month #3 December 1 through December 31, 2010	None	N/A	None	None
Total	None	N/A	None

The Company did not repurchase any of its shares in 2010 or in 2009. The Company purchased 115,815 shares in 2008, 426,668 shares in 2007, 299,410 shares in 2006, 92,986 shares in 2005, 11,869 shares in 2004, 1,915 shares in 2003 and 83,747 shares in 2002. Share amounts have been adjusted for stock dividends and/or splits.

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

As of and for the Years Ended December 31,
(In thousands, except per share amounts and ratios)

	2010	2009	2008	2007	2006
Operations Data:
Net interest income	$22,256	$24,032	$25,925	$26,402	$27,066
Provision for loan and lease losses	7,365	8,530	1,743	450	320
Noninterest income	1,804	2,269	2,168	2,599	2,443
Noninterest expenses	16,470	15,811	14,201	14,833	14,388
Income before income taxes	225	1,960	12,149	13,718	14,801
Income taxes (benefit)	(251)	374	4,578	5,240	5,739
Net income	$476	$1,586	$7,571	$8,478	$9,062

Share Data:
Earnings per share – basic	$0.05	$0.26	$1.30	$1.40	$1.42
Earnings per share – diluted	$0.05	$0.26	$1.30	$1.39	$1.39
Cash dividends per share (1)	$0.00	$0.29	$0.57	$0.55	$0.53
Book value per share	$9.07	$8.87	$10.95	$10.22	$10.00
Tangible book value per share	$7.37	$7.15	$7.98	$7.23	$7.14

Balance Sheet Data:
Assets	$578,940	$594,418	$563,157	$573,685	$604,003
Loans and leases, net	338,533	376,322	412,356	394,975	382,993
Deposits	465,122	469,755	437,061	455,645	493,875
Shareholders’ equity	89,544	87,345	63,447	59,973	62,371

Financial Ratios:
Return on average equity	0.53%	2.44%	12.39%	14.01%	14.48%
Return on average tangible equity	0.66%	3.31%	17.32%	19.78%	20.33%
Return on average assets	0.08%	0.28%	1.32%	1.47%	1.50%
Efficiency ratio (2)	66.87%	58.45%	48.92%	49.49%	47.11%
Net interest margin (2) (3)	4.49%	4.90%	5.03%	5.10%	5.03%
Net loans and leases to deposits	72.78%	80.11%	94.35%	86.68%	77.55%
Net charge-offs to average loans & leases	2.12%	1.62%	0.42%	0.11%	0.03%
Nonperforming loans and leases to total loans and leases (4)	6.52%	5.46%	1.49%	1.86%	0.02%
Allowance for loan and lease losses to total loans and leases	2.19%	2.06%	1.41%	1.47%	1.51%
Average equity to average assets	15.28%	11.36%	10.62%	10.52%	10.38%

Capital Ratios:
Leverage capital ratio	12.55%	12.45%	8.32%	7.72%	7.81%
Tier 1 risk-based capital ratio	19.07%	17.13%	11.50%	10.70%	11.59%
Total risk-based capital ratio	20.33%	18.39%	10.25%	9.45%	10.34%

(1)
On July 27, 2009, the Company announced that the Board of Directors temporarily suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. Regulatory approval will be required before the payment of cash dividends may be reestablished.

(2)	Fully taxable equivalent
(3)	Excludes the amortization of intangible assets.
(4)	Non-performing loans and leases consist of loans and leases past due 90 days or more and still accruing and nonaccrual loans and leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is American River Bankshares management’s discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2010, 2009, and 2008.

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

Stock-Based Compensation

The Company recognizes compensation expense over the vesting period in an amount equal to the fair value of all share-based payments which consist of stock options and restricted stock awarded to directors and employees. The fair value of each award is estimated on the date of grant and amortized over the service period using a Black-Scholes-Merton based option valuation model that requires the use of assumptions. Critical assumptions that affect the estimated fair value of each award include expected stock price volatility, dividend yields, option life and the risk-free interest rate.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company performed an evaluation of the goodwill, recorded as a result of the Bank of Amador acquisition, during the fourth quarter of 2010 and determined that there was no impairment. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

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

The Company accounts for uncertainty in income taxes under “Accounting for Uncertainty in Income Taxes”. Under the provisions of Accounting for Uncertainty in Income Taxes, only tax positions that met the more-likely-than-not recognition threshold are recognized. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The election has been made to record interest expense related to tax exposures in tax expense, if applicable, and the exposure for penalties related to tax exposures in tax expense, if applicable.

Other Events

In February 2010, in connection with the Bank’s regularly scheduled 2009 FDIC examination, the Bank entered into a Memorandum of Understanding (the “Memorandum”) with the FDIC and the California Commissioner of Financial Institutions. The Memorandum covers actions to be taken by the Board of Directors and management to, among other matters, (i) enhance BSA compliance; (ii) reduce the Bank’s level of classified assets and further strengthen and improve the Bank’s asset quality; (iii) obtain regulatory approval prior to paying any cash dividends; and (iv) maintain the Bank’s Tier 1 Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%. As of December 31, 2010, the foregoing ratios for the Bank were 11.8% and 19.1%, respectively. The Company believes that the Bank is currently in compliance in all material respects with the actions described in the Memorandum. Consequently, the Company does not expect these actions to significantly change its business strategy in any material respect; however, noncompliance with provisions of the Memorandum could result in regulatory enforcement actions that could have a material adverse effect upon the Company.

Overview

The Company recorded net income in 2010 of $476,000, down from $1,586,000 in 2009. Diluted earnings per share for 2010 were $0.05, a decrease of $0.21 from the $0.26 recorded in 2009. For 2010, the Company realized a return on average equity of 0.53% and a return on average assets of 0.08%, as compared to 2.44% and 0.28% for 2009.

Net income for 2009 was $5,985,000 (79.1%) lower than the $7,571,000 recorded in 2008. In 2008, diluted earnings per share were $1.30, return on average assets was 1.32% and return on average equity was 12.39%. Table One below provides a summary of the components of net income for the years indicated:

Table One: Components of Net Income

For the years ended:	2010	2009	2008
(dollars in thousands)

Net interest income*	$22,465	$24,331	$26,277
Provision for loan and lease losses	(7,365)	(8,530)	(1,743)
Noninterest income	1,804	2,269	2,168
Noninterest expense	(16,470)	(15,811)	(14,201)
Benefit from (provision for) income taxes	251	(374)	(4,578)
Tax equivalent adjustment	(209)	(299)	(352)

Net income	$476	$1,586	$7,571

Average total assets	$584,114	$572,473	$575,046
Net income as a percentage of average total assets	0.08%	0.28%	1.32%

* Fully taxable equivalent basis (FTE)

All share and per share data for 2008 has been adjusted for a 5% stock dividend distributed on December 18, 2008. There were no stock dividends distributed in 2010 or 2009.

During 2010, total assets of the Company decreased $15,478,000 (2.6%) to a total of $578,940,000 at year-end. At December 31, 2010, net loans totaled $338,533,000, down $37,789,000 (10.0%) from the ending balance on December 31, 2009. Deposits decreased $4,633,000 or 1.0% during 2010 resulting in ending deposit balances of $465,122,000. Shareholders’ equity increased 2.5% during 2010, increasing by $2,199,000 to end the year at $89,544,000. The Company ended 2010 with a Tier 1 capital ratio of 12.6% and a total risk-based capital ratio of 20.3% compared to Tier 1 capital ratio of 12.5% and a total risk-based capital ratio of 18.4% at the end of 2009.

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

The Company’s fully taxable equivalent net interest margin was 4.49% in 2010, 4.90% in 2009, and 5.03% in 2008. The fully taxable equivalent net interest income was down $1,866,000 (7.7%) in 2010 compared to 2009. The fully taxable equivalent net interest income was down $1,946,000 (7.4%) in 2009 compared to 2008.

The fully taxable equivalent interest income component decreased from $29,421,000 in 2009 to $25,915,000 in 2010, representing an 11.9% decrease. The decrease in the fully taxable equivalent interest income for 2010 compared to the same period in 2009 is comprised of two components - rate (down $2,695,000) and volume (down $811,000). The rate decrease can be attributed to the overall lower interest rate environment, forgone interest on nonaccrual loans, and lower average loans replaced with higher average investment securities. During 2010, foregone interest income on nonaccrual loans was approximately $1,736,000, compared to foregone interest of $1,281,000 during 2009. The average balance of earning assets increased 0.9% from $496,202,000 in 2009 to $500,882,000 in 2010, however, much of the increase relates to an increase in investment securities, offset by a decrease in loan balances. When compared to 2009, average loan balances were down $42,094,000 (10.4%) to $362,445,000 for 2010 and average investment securities were up $47,982,000 (53.3%) to $138,031,000 for 2010. The overall low interest rate environment, the negative effect of the foregone interest on loans, and the change in the asset mix (lower loan totals and higher investment security totals) resulted in a 76 basis point decrease in the yield on average earning assets from 5.93% for 2009 to 5.17% for 2010. The volume decrease of $811,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans.

The fully taxable equivalent interest income component decreased from $33,905,000 in 2008 to $29,421,000 in 2009, representing a 13.2% decrease. The decrease in the fully taxable equivalent interest income for 2009 compared to the same period in 2008 is comprised of two components - rate (down $3,100,000) and volume (down $1,384,000). The decline in rates can be attributed to decreases implemented by the Company on the loans and leases during 2007 and 2008 in response to the Federal Reserve Board (the “FRB”) decreases in the Federal funds and discount rates. Decreases by the FRB have resulted in ten rate reductions totaling 500 basis points from September 2007 to December 31, 2009. In addition, interest forgone on nonaccrual loans in 2009 increased when compared to 2008. Net interest income forgone on nonaccrual loans was approximately $1,281,000 during 2009 compared to $647,000 during 2008. The overall decreasing interest rate environment and the negative effect of the higher nonaccrual loans resulted in a 54 basis point decrease in the yield on average earning assets from 6.47% for 2008 to 5.93% for 2009. The volume decrease occurred due to a 5.0% decrease in average earning assets. The overall decrease in the average assets balance during that time period is mainly related to a decrease in loans and leases and investment securities balances. Loan and lease balances are down as the overall production for new loans is down. The investment securities balances are lower as the Company implemented a strategy to use the proceeds from principal reductions and maturing investment securities to provide funding for a decrease in average borrowings and to increase average noninterest-bearing cash balances. The increase in cash balances was used to bolster liquidity during an unsettling time in the banking environment.

This strategy to reduce the balances in investment securities resulted in a 15.8% decrease in average investment securities from $106,949,000 during 2008 to $90,049,000 during 2009, while average noninterest-bearing cash balances increased $21,804,000 or 113.2% from $19,260,000 during 2008 to $41,064,000 during 2009.

Interest expense was $1,640,000 (32.2%) lower in 2010 compared to 2009. The average balances on interest bearing liabilities were $19,366,000 (5.0%) lower in 2010 compared to 2009. The lower balances accounted for a $719,000 decrease in interest expense. Average borrowings were down $29,287,000 (58.9%) as the Company replaced higher cost borrowings with lower cost checking and money market accounts. Average deposit balances increased $16,449,000 or 3.6% from $452,728,000 during 2009 to $469,177,000 during 2010. The Company continues to have success attracting new deposit relationships, as a direct result of its business development efforts. As a result of the lower overall interest rate environment, the decrease in rates accounted for a $921,000 reduction in interest expense for 2010 compared to 2009. Rates paid on interest bearing liabilities decreased 38 basis points between 2009 to 2010 from 1.32% to 0.94%.

Interest expense decreased $2,538,000 (33.3%) in 2009 compared to 2008. The average balances of interest-bearing liabilities were $3,276,000 (0.9%) higher in 2009 compared to 2008. The higher balances, especially in the level of average time deposits accounted for a $168,000 increase in interest expense. This increase was offset by lower rates, which accounted for a $2,706,000 decrease in interest expense in 2009. Rates paid on interest-bearing liabilities decreased 67 basis points between 2008 to 2009 from 1.99% to 1.32%.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Year Ended December 31,	2010			2009			2008
(Taxable Equivalent Basis)	Avg		Avg	Avg		Avg	Avg		Avg
(dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield

Assets:
Earning assets
Loans and leases (1)	$362,445	$22,227	6.13%	$404,539	$25,378	6.27%	$410,293	$28,512	6.95%
Taxable investment securities	122,381	2,840	2.32%	67,480	2,763	4.09%	79,675	3,711	4.66%
Tax-exempt investment securities (2)	15,628	843	5.39%	22,541	1,215	5.39%	27,102	1,428	5.27%
Corporate stock	22	—	—	28	6	21.43%	172	22	12.79%
Federal funds sold	—	—	—	11	—	—	486	10	2.06%
Interest bearing deposits in other banks	406	5	1.23%	1,603	59	3.68%	4,838	222	4.59%
Total earning assets	500,882	25,915	5.17%	496,202	29,421	5.93%	522,566	33,905	6.47%
Cash & due from banks	48,318			41,064			19,260
Other assets	43,142			42,208			39,330
Allowance for loan & lease losses	(8,228)			(7,001)			(6,110)
	$584,114			$572,473			$575,046

Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
NOW & MMDA	$182,495	1,327	0.73%	$163,141	1,375	0.84%	$164,531	1,929	1.17%
Savings	41,510	224	0.54%	34,392	229	0.67%	36,033	324	0.90%
Time deposits	121,050	1,401	1.16%	137,601	2,399	1.74%	121,479	3,648	3.00%
Other borrowings	20,458	498	2.43%	49,745	1,087	2.19%	59,560	1,727	2.90%
Total interest bearing liabilities	365,513	3,450	0.94%	384,879	5,090	1.32%	381,603	7,628	1.99%
Demand deposits	124,122			117,594			126,125
Other liabilities	5,221			4,993			6,234
Total liabilities	494,856			507,466			513,962
Shareholders’ equity	89,258			65,007			61,084
	$584,114			$572,473			$575,046
Net interest income & margin (3)		$22,465	4.49%		$24,331	4.90%		$26,277	5.03%

(1)	Loan and lease interest includes loan and lease fees of $56,000, $46,000 and $250,000 in 2010, 2009 and 2008, respectively.
(2)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2010 and 2009 and 35% in 2008.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Year ended December 31, 2010 over 2009 (dollars in thousands)
Increase (decrease) due to change in:

	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans and leases (1)(2)	$(2,641)	$(510)	$(3,151)
Taxable investment securities	2,248	(2,171)	77
Tax-exempt investment securities (3)	(373)	1	(372)
Corporate stock	(1)	(5)	(6)
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	(44)	(10)	(54)
Total	(811)	(2,695)	(3,506)

Interest-bearing liabilities:

Demand deposits	163	(211)	(48)
Savings deposits	47	(52)	(5)
Time deposits	(289)	(709)	(998)
Other borrowings	(640)	51	(589)
Total	(719)	(921)	(1,640)
Interest differential	$(92)	$(1,774)	$(1,866)

Year Ended December 31, 2009 over 2008 (dollars in thousands)
Increase (decrease) due to change in:
	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans and leases (1)(2)	$(400)	$(2,734)	$(3,134)
Taxable investment securities	(568)	(380)	(948)
Tax-exempt investment securities (3)	(240)	27	(213)
Corporate stock	(18)	2	(16)
Federal funds sold & other	(10)	—	(10)
Interest bearing deposits in other banks	(148)	(15)	(163)
Total	(1,384)	(3,100)	(4,484)

Interest-bearing liabilities:
Demand deposits	(16)	(538)	(554)
Savings deposits	(15)	(80)	(95)
Time deposits	484	(1,733)	(1,249)
Other borrowings	(285)	(355)	(640)
Total	168	(2,706)	(2,538)
Interest differential	$(1,552)	$(394)	$(1,946)

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans and leases.
(2)	Loan and lease fees of $56,000, $46,000 and $250,000 for the years ended December 31, 2010, 2009 and 2008, respectively, have been included in the interest income computation.
(3)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2010 and 2009 and 35% in 2008.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $7,365,000 for loan and lease losses in 2010 as compared to $8,530,000 for 2009. Net loan and lease losses for 2010 were $7,689,000 as compared to $6,539,000 in 2009. In 2010, net loan and lease losses as a percentage of average loans outstanding were 2.12% compared to 1.62% in 2009. In 2008, the Company provided $1,743,000 for loan and lease losses and net charge-offs were $1,708,000. The Company has continued to provide significant amounts to the reserve for loan and lease losses for 2010 resulting from a continued high level of nonperforming loans and leases, due mainly to the overall challenging economy in the Company’s market areas and the United States, overall. Although loan chargeoffs increased from 2009 to 2010, the provision for loan and lease losses decreased for 2010 compared to 2009. Many of the loan chargeoffs in the 2010 had specific reserves on those loans and those reserves were reduced as the loan balances were partially charged off. At December 31, 2010, specific reserves were $1,619,000 compared to $3,810,000 as of December 31, 2009. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Service Charges and Fees and Other Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Year Ended December 31,
	2010	2009	2008
Service charges on deposit accounts	$866	$1,018	$741
Merchant fee income	420	437	482
Earnings on Bank owned life insurance	277	246	395
Income from residential lending division	—	7	283
Accounts receivable servicing fees	—	35	170
Gain (loss) on sale, call and impairment of securities	7	270	(119)
Other	234	256	216

	$1,804	$2,269	$2,168

Noninterest income was down $465,000 (20.5%) to $1,804,000 in 2010 from the 2009 level. The decrease from 2009 to 2010 was primarily related to lower service charges on deposit accounts (down $152,000 or 14.9%) and lower gain on sale of securities (down $263,000 or 97.4%). The lower service charges on deposit accounts resulted from decreased fees on overdrawn checking accounts (down $147,000 or 24.2%).

Noninterest income was up $101,000 (4.7%) to $2,269,000 in 2009 from the 2008 level. The increase from 2008 to 2009 was primarily related to higher service charges on deposit accounts (up $277,000 or 37.4%) and gain on sale of securities. The higher service charges on deposit accounts resulted from increased fees on overdrawn checking accounts (up $183,000 or 43.3%) and higher service fees on checking accounts (up $86,000 or 34.1%). The difference in the gain on sale of securities resulted from a loss in 2008 related to an impairment charge of $245,000 on the Company’s investment in Federal National Mortgage Association (“FNMA”) preferred stock. During 2009, the Company also experienced lower income from fees on accounts receivable servicing, which resulted from lower overall volume (down $135,000 or 79.4%); lower fees from residential lending, which resulted from lower volume (down $276,000); and lower income from bank owned life insurance, which resulted from lower yields on the bank owned life insurance investments (down $149,000 or 37.7%).

Salaries and Benefits

Salaries and benefits were $7,876,000 (up $597,000 or 8.2%) for 2010 as compared to $7,279,000 in 2009. The increase in salary and benefits was due in part to a decrease in direct costs associated with the production of new loans. The Company allocates the direct costs of originating loans as a credit to salary expense in accordance with generally accepted accounting principles. As loan volume decreases the Company allocates less direct costs of loan production against salary expense. The offset from direct cost reimbursement decreased $221,000 (32.8%) from $674,000 in 2009 to $453,000 in 2010. Overall salary expense increased $80,000 (1.3%) mainly due to the additional staff added to the loan collection and workout department. Employee benefits, which include employee health insurance, increased $279,000 (27.8%). The average FTE’s decreased from 117 in 2009 to 113 during 2010 and, at the end of 2010, the full-time equivalent staff was 111, down 7 from 118 at the end of 2009.

Salaries and benefits were $7,279,000 (down $408,000 or 5.3%) for 2009 as compared to $7,687,000 in 2008. The decrease in salary and benefit expense is primarily related to a decrease in the average full time equivalent employees (“FTE”). The average FTE’s decreased from 123 in 2008 to 117 during 2009 and, at the end of 2009, the full-time equivalent staff was 118, down 4 from 122 at the end of 2008.

Other Real Estate Owned

The total other real estate owned (“OREO”) expense in 2010 was $1,210,000 compared to $1,441,000 in 2009. The reduced expense ($231,000 or 16.0%) is related to lower valuation allowances in 2010 as compared to 2009. OREO expense increased from $1,000 in 2008 to $1,441,000 due to an increase in the number of foreclosed properties in 2009.

Occupancy, Furniture and Equipment

Occupancy expense decreased $118,000 (8.5%) during 2010 to $1,271,000, compared to $1,389,000 in 2009. The majority of the decrease relates to lower rent associated with the Company’s banking offices. Furniture and equipment expense was $720,000 in 2010 compared to $759,000 in 2009, representing a $39,000 (5.1%) decrease.

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

Federal Deposit Insurance Corporation (“FDIC”)

FDIC assessments increased $653,000 (84.8%) during 2010 to $1,423,000, up from $770,000 in 2009. The increase relates to increased assessments from the FDIC based on the growth in the Company’s deposits balances, changes to the Bank’s assessment category, and to cover higher expenses incurred by the FDIC.

FDIC assessments increased $619,000 (409.9%) during 2009 to $770,000, up from $151,000 in 2008. The increase relates to increased assessments from the FDIC.

Other Expenses

Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Professional fees	$1,191	$1,061	$936
Telephone and postage	336	375	403
Directors’ expense	371	390	321
Outsourced item processing	414	369	391
Advertising and promotion	198	232	339
Stationery and supplies	208	205	274
Amortization of intangible assets	242	263	286
Other operating expenses	1,010	1,278	1,143

	$3,970	$4,173	$4,093

Other expenses were $3,970,000 (down $203,000 or 4.9%) for 2010 as compared to $4,173,000 for 2009. Professional fees increased $130,000 (12.3%) due in part to higher legal, accounting, and other professional services to comply with changes in the regulatory environment and to resolve problem loans. This increase was offset by reductions in several other expense related items as the Company continued to focus on reducing expenses and outside services. The overhead efficiency ratio on a taxable equivalent basis for 2010 was 66.9% as compared to 58.5% in 2009. Much of the increase is related to the increase in salaries and benefits and FDIC assessments and overall lower revenue.

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

(Benefit from) Provision for Income Taxes

The effective tax rate on income was (-111.6%), 19.1%, and 37.7% in 2010, 2009 and 2008, respectively. The effective tax rate differs from the federal statutory tax rate due to state tax (benefit) expense (net of federal tax effect) of ($140,000) , $59,000, and $802,000 in these years. Tax-exempt income of $894,000, $1,125,000, and $1,415,000 from investment securities and bank owned life insurance in these years helped to reduce the effective tax rate. The benefit recorded in 2010 and the lower effective tax rate in 2009 results from the Company realizing the benefits of tax-free income related to such items as municipal bonds and bank owned life insurance against an overall lower amount of taxable income.

Balance Sheet Analysis

The Company’s total assets were $578,940,000 at December 31, 2010 as compared to $594,418,000 at December 31, 2009, representing a decrease of $15,478,000 (2.6%). The average balances of total assets during 2010 were $584,114,000, up $11,641,000 or 2.0% from the 2009 total of $572,473,000.

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

Table Six: Investment Securities Composition
(dollars in thousands)

Available-for-sale (at fair value)	2010	2009	2008
Debt securities:
Mortgage-backed securities	$138,644	$76,009	$32,232
Obligations of states and political subdivisions	15,792	20,587	31,012
Equity securities:
Corporate stock	79	86	90
Total available-for-sale investment securities	$154,515	$96,682	$63,334

Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$6,149	$12,331	$24,365
Total held-to-maturity investment securities	$6,149	$12,331	$24,365

See Table Fifteen for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At December 31, 2010, these categories accounted for approximately 17%, 62%, 2%, 5%, 7%, 1%, 2% and 4%, respectively, of the Company’s loan portfolio. This mix was relatively unchanged compared to 19%, 58%, 2%, 7%, 7%, 1%, 2% and 4% at December 31, 2009. Continuing focus in the Company’s market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating approximately $35 million in new loans in 2010. Normal pay downs, loan chargeoffs, and loans transferred to OREO, resulted in an overall decrease in total loans and leases of $38,286,000 (10.0%) from December 31, 2009. The market in which the Company operates continues to see a slowdown in new loan volume as existing borrowers continue to pay down debt and delay expansion plans. The Company reported net decreases in balances for commercial loans ($14,360,000 or 19.8%), commercial real estate ($7,609,000 or 3.4%), multi-family real estate ($1,508,000 or 17.8%), real estate construction ($11,511,000 or 41.9%), residential real estate ($823,000 or 3.1%), lease financing receivable ($1,154,000 or 29.4%), agriculture ($270,000 or 3.6%), and consumer loans ($1,051,000 or 7.4%). Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven: Loan and Lease Portfolio Composition
	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Commercial	$58,261	$72,621	$90,625	$94,632	$85,859
Real estate:
Commercial	216,076	223,685	218,626	191,774	175,643
Multi-family	6,968	8,476	8,938	5,830	3,618
Construction	15,971	27,482	48,664	66,022	90,314
Residential	26,099	26,922	24,706	20,120	8,689
Lease financing receivable	2,766	3,920	4,475	4,070	6,375
Agriculture	7,202	7,472	8,015	8,177	7,362
Consumer	13,202	14,253	14,796	10,750	11,712
	346,545	384,831	418,845	401,375	389,572
Deferred loan fees, net	(427)	(600)	(571)	(517)	(705)
Allowance for loan and lease losses	(7,585)	(7,909)	(5,918)	(5,883)	(5,874)
Total net loans and leases	$338,533	$376,322	$412,356	$394,975	$382,993

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans. Up until 2008, American River Bank had a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing. American River Bank acted as a broker between American River Bank’s clients and the loan wholesalers. American River Bank received an origination fee for loans closed.

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at December 31, 2010 and December 31, 2009.

Average loans and leases in 2010 were $362,445,000 which represents a decrease of $42,094,000 (10.4%) compared to the average in 2009. Average loans and leases in 2009 were $404,539,000 which represented a decrease of $5,754,000 (1.4%) over the average in 2008.

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, through active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio. In addition, the Company is taking actions to further strengthen and improve its asset quality in accordance with an informal agreement arising out of its 2009 regulatory examination including, among other matters, enhancement of existing procedures for appraisals and re-appraisals on secured loans and other real estate owned, and problem loan identification, including identification of impaired loans and leases and identification of troubled debt restructured loans (“TDRs”).

Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy but with a large State of California government presence and employment base. American River Bank operates in Sonoma County, through North Coast Bank, a division of American River Bank, whose business is focused on businesses within the two communities in which it has offices (Santa Rosa and Healdsburg) and in Amador County, through Bank of Amador, a division of American River Bank, whose business is focused on businesses and consumers within the three communities in which it has offices (Jackson, Pioneer, and Ione), as well as a diversified residential construction loan business in numerous Northern California counties. The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming.

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

In management’s judgment, a concentration exists in real estate loans which represented approximately 76.5% of the Company’s loan and lease portfolio at December 31, 2010, up from 74.5% at December 31, 2009. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability and taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques.

Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio. A continued substantial further decline in the economy in general, or a continued additional decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan and lease losses. This could adversely affect the Company’s future prospects, results of operations, profitability and stock price. Management believes that its lending practices and underwriting standards will tend to minimize losses in an economic downturn; however, it is uncertain whether losses will occur under such circumstances. The Company’s loan practices and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

Management generally places loans and leases on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely.

The recorded investments in nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual totaled $22,571,000 and $20,964,000 at December 31, 2010 and 2009, respectively. Of the $22,571,000 in non-performing loans and leases at December 31, 2010, there were twenty-nine real estate loans totaling $18,735,000; fifteen commercial loans totaling $3,491,000; seven consumer loans totaling $317,000; and three leases totaling $28,000. At December 31, 2009, the $20,964,000 in non-performing loans consisted of twenty-seven real estate loans totaling $14,048,000; thirteen commercial loans totaling $6,143,000; seven consumer loans totaling $718,000; and five leases totaling $55,000.

The net interest due on nonaccrual loans and leases but excluded from interest income was approximately $1,736,000 during 2010, $1,281,000 during 2009, and $647,000 during 2008. Interest income recognized from payments received on nonaccrual loans and leases was approximately $338,000 in 2010, $79,000 in 2009 and in 2008 it was not significant.

Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more and on accrual as of year-end for the past five years.

Table Eight: Non-Performing Loans and Leases
	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Past due 90 days or more and still accruing:
Commercial	$—	$—	$—	$—	$—
Real estate	—	—	444	455	13
Lease financing receivable	—	—	22	—	—
Consumer and other	—	—	8	—	—
Nonaccrual:
Commercial	3,491	6,143	261	148	—
Real estate	18,735	14,048	5,487	6,787	12
Lease financing receivable	28	55	19	50	53
Consumer and other	317	718	—	—	—
Total non-performing loans and leases	$22,571	$20,964	$6,241	$7,440	$78

Management monitors the Company’s performance metrics including those ratios related to non-performing loans and leases. Since 2008, the Company has experienced an increase in the non-performing loan and lease ratios. However, these increases do not directly impact the Company’s allowance for loan and lease losses as management monitors each of the loans and leases for loss potential or probability of loss on an individual basis using generally accepted accounting principles.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2010. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2010, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company.

Impaired Loans and Leases

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the loan or lease’s original effective interest rate, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan or lease. The Company generally does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company reviews all loans or leases graded substandard or lower with outstanding principal balances in excess of $100,000 as well as loans considered troubled debt restructures with outstanding principal balances in excess of $25,000, except in the instance where management believes it is prudent to do otherwise. The recorded investment in loans and leases that were considered to be impaired totaled $40,237,000 at December 31, 2010 and had a related valuation allowance of $1,619,000. The average recorded investment in impaired loans and leases during 2010 was approximately $44,594,000. As of December 31, 2009, the recorded investment in loans and leases that were considered to be impaired totaled $41,937,000 and had a related valuation allowance of $3,810,000. The average recorded investment in impaired loans and leases during 2009 was approximately $29,947,000. As of December 31, 2008, the recorded investment in loans and leases that were considered to be impaired totaled $6,083,000 and had a related valuation allowance of $788,000. The average recorded investment in impaired loans and leases during 2008 was approximately $8,291,000.

As of December 31, 2010, the Company had sixty TDRs, and of these there were seventeen extensions totaling $3,990,000, fifteen term outs totaling $1,744,000, ten rate reductions totaling $6,249,000, six changes to amortizing loans totaling $3,252,000, five interest only structure changes totaling $7,006,000, and one court ordered restructure totaling $683,000. All were performing as agreed except for five rate reductions totaling $4,427,000, three extensions totaling $101,000, two interest only structure changes totaling $2,190,000, and one term out totaling $16,000. The Company requires that TDRs can be returned to accrual status after to the borrower makes six consecutive payments on the restructured loan or lease and the borrower has demonstrated the capacity to continue to make payments.

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

The allowance for loan and lease losses totaled $7,585,000 or 2.19% of total loans and leases at December 31, 2010, $7,909,000 or 2.06% of total loans and leases at December 31, 2009, and $5,918,000 or 1.41% at December 31, 2008. The Company establishes general and specific reserves in accordance with generally accepted accounting principles. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 33.6% at December 31, 2010 and 37.7% at December 31, 2009. The allowance for loans and leases as a percentage of impaired loans and leases was 18.9% at December 31, 2010 and December 31, 2009. Of the total non-performing and impaired loans and leases outstanding as of December 31, 2010, there were $13,950,000 in loans or leases that had been reduced by partial charge-offs of $6,478,000. As these loan or lease balances are charged off the remaining balances, following analysis, normally do not require specific reserves and are not eligible for general reserves. The impact on credit ratios is such that the Company’s allowance for loan and lease losses as a percentage may be lower, however, the partial charge-offs have reduced the potential future losses related to those credits.

At December 31, 2010, there were $22,168,000 in impaired loans or leases that did not carry a specific reserve. Of this amount, $10,861,000 were loans or leases that had previous partial charge-offs and $11,307,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer.

The Company’s policy with regard to loan or lease charge-offs continues to be that a loan or lease is charged off against the allowance for loan and lease losses when management believes that the collectability of the principal is unlikely. Generally, a loan or lease is charged off when estimated losses related to impaired loans and leases are identified. If the loan is collateralized by real estate the impaired portion will be charged off to the allowance for loan and lease losses unless it in the process of collection, in which case a specific reserve may be warranted. If the collateral is other than real estate the Company will typically charge off the impaired portion of a loan, unless it is in the process of collection, in which case a specific reserve may be warranted.

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

Table Nine: Allowance for Loan and Lease Losses
(dollars in thousands)
	Year Ended December 31,
	2010	2009	2008	2007	2006

Average loans and leases outstanding	$362,445	$404,539	$410,293	$390,488	$381,465

Allowance for loan & lease losses at beginning of period	$7,909	$5,918	$5,883	$5,874	$5,679
Loans and leases charged off:
Commercial	2,570	2,944	422	301	71
Real estate	5,048	3,257	1,114	72	—
Consumer	173	216	139	105	1
Lease financing receivable	30	171	59	70	78
Total	7,821	6,588	1,734	548	150
Recoveries of loans and leases previously charged off:
Commercial	63	33	12	41	6
Real estate	68	1	—	—	—
Consumer	1	8	—	—	9
Lease financing receivable	—	7	14	66	10
Total	132	49	26	107	25
Net loans and leases charged off	7,689	6,539	1,708	441	125
Additions to allowance charged to operating expenses	7,365	8,530	1,743	450	320
Allowance for loan and lease losses at end of period	$7,585	$7,909	$5,918	$5,883	$5,874

Ratio of net charge-offs to average loans and leases outstanding	2.12%	1.62%	.42%	.11%	.03%

Provision for loan and lease losses to average loans and leases outstanding	2.03%	2.11%	.42%	.12%	.08%

Allowance for loan and lease losses to loans and leases, net of deferred fees, at end of period	2.19%	2.06%	1.41%	1.47%	1.51%

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2010.

Table Ten: Allowance for Loan and Lease Losses by Loan Category
(dollars in thousands)
	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial	$2,556	16.8%	$2,178	18.9%	$1,644	21.6%
Real estate	4,574	76.5%	5,009	74.5%	4,030	71.8%
Agriculture	228	2.1%	203	1.9%	8	1.9%
Consumer	220	3.8%	426	3.7%	170	3.5%
Lease financing receivable	7	0.8%	93	1.0%	66	1.2%
Total allocated	$7,585	100.0%	$7,909	100.0%	$5,918	100.0%

	December 31, 2007		December 31, 2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial	$1,369	23.6%	$1,269	22.1%
Real estate	4,314	70.7%	4,332	71.4%
Agriculture	8	2.0%	7	1.9%
Consumer	108	2.7%	131	3.0%
Lease financing receivable	84	1.0%	135	1.6%
Total allocated	$5,883	100.0%	$5,874	100.0%

The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate Owned

During 2010, the Company received $3,195,000 from the net proceeds of the sale of nineteen OREO properties with net losses of $103,000 recognized on these sales. There was $2,796,000 in other real estate owned at December 31, 2010 with a valuation allowance of $100,000 and $2,523,000 in other real estate owned at December 31, 2009 with a valuation allowance of $15,000.

The balance in OREO at December 31, 2010 consisted of twelve properties acquired through foreclosure. The balance in OREO at December 31, 2009 consisted of thirteen properties. During 2010, the Company acquired eighteen properties through foreclosure totaling $4,692,000. The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During 2010, this valuation process resulted in the Company reducing the book value of the properties by $705,000. During 2009, the valuation process resulted in $1,074,000 in book value reductions.

Deposits

At December 31, 2010, total deposits were $465,122,000 representing a decrease of $4,633,000 (1.0%) from the December 31, 2009 balance of $469,755,000. The Company’s deposit growth plan for 2010 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. Due to these efforts, the Company experienced increases during 2010 in noninterest-bearing ($8,308,000 or 7.0%), money market ($6,022,000 or 4.6%) and savings ($9,303,000 or 25.7%) and decreases in time deposits ($23,187,000 or 17.4%) and interest-bearing checking ($5,079,000 or 10.1%).

Other Borrowed Funds

Other borrowings outstanding as of December 31, 2010 consist of advances from the Federal Home Loan Bank (the “FHLB”). The following table summarizes these borrowings (dollars in thousands):

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate

Short-term borrowings:
FHLB advances	$7,000	2.40%	$14,500	2.84%	$43,231	1.83%

Long-term borrowings:
FHLB advances	$10,000	2.41%	$17,000	2.40%	$14,000	3.19%

The maximum amount of short-term borrowings at any month-end during 2010, 2009 and 2008, was $9,500,000, $69,448,000, and $59,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$7,000	$10,000
Maturity	2011	2012 to 2014
Average rates	2.40%	2.41%

The Company has also been issued a total of $9,000,000 as of December 31, 2010 and $8,000,000 as of December 31, 2009 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2010 or 2009 and management does not expect to draw upon these lines in the foreseeable future.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

The Company, through a Board of Directors authorized plan, may repurchase, as conditions warrant, up to 6.5% annually of the Company’s common stock. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with SEC Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase program at any time for any reason. Effective July 27, 2009, the Company temporarily suspended the stock repurchases. The Company relies on distributions from the Bank in the form of cash dividends in order to fund its repurchase program. As a result of a regularly scheduled FDIC examination in 2009, the Company entered into an informal agreement in February 2010 with the FDIC and the DFI to take certain actions including restricting the payment of cash dividends. As a result, any future cash dividends from the Bank will require prior approval from its regulators. The Company did not repurchase any shares in 2010 or 2009, repurchased 115,815 shares in 2008, 426,668 shares in 2007, 299,410 shares in 2006, 92,986 shares in 2005, 11,869 shares in 2004, 1,915 shares in 2003 and 83,747 shares in 2002. Share amounts have been adjusted for stock dividends and/or splits. See Part II, Item 5, “Stock Repurchases” for more information regarding the stock repurchase plan.

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As a result of a regularly scheduled 2009 FDIC examination, the Company entered into an informal agreement with the FDIC and the DFI to take certain actions including maintaining the Bank’s Tier 1 Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%. As of December 31, 2010, the foregoing capital ratios for the Bank were 11.8% and 19.2%, respectively. We believe that we are currently in compliance in all material respects with the actions described in the agreement, including the capital ratios as described above. See “Other Events” under Item 7 herein on page 36 for more information regarding the informal agreement.

At December 31, 2010, shareholders’ equity was $89,544,000, representing an increase of $2,199,000 (2.5%) from $87,345,000 at December 31, 2009. The increase results from the addition of the net income for the period, the stock based compensation expense, and the increase in other comprehensive income. In 2009, shareholders’ equity increased $23,898,000 (37.7%) from 2008. This increase was attributable principally to the public offering the Company undertook in the fourth quarter of 2009. The ratio of total risk-based capital to risk adjusted assets was 20.3% at December 31, 2010 compared to 18.4% at December 31, 2009. Tier 1 risk-based capital to risk-adjusted assets was 19.1% at December 31, 2010 and 17.1% at December 31, 2009.

Table Eleven below lists the Company’s actual capital ratios at December 31, 2010 and 2009 as well as the minimum capital ratios for capital adequacy.

Table Eleven: Capital Ratios
	At December 31,		Minimum Regulatory
Capital to Risk-Adjusted Assets	2010	2009	Capital Requirements
Leverage ratio	12.6%	12.4%	4.00%
Tier 1 Risk-Based Capital	19.1%	17.1%	4.00%
Total Risk-Based Capital	20.3%	18.4%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. American River Bank’s ratios are in excess of the regulatory definition of “well capitalized.”

The Company filed an application with the U.S. Treasury to preserve its opportunity to participate in the Capital Purchase Program (“CPP”) and received approval of its application on November 21, 2008. However, the Board of Directors subsequently determined that participation in the CPP was not in the best interests of the Company and its shareholders after evaluation of the CPP and due diligence reviews of the CPP agreements and documentation and other financial factors, and with advice of such advisors as the Company’s Board of Directors deemed appropriate. The Company gave notice to the U.S. Treasury on January 20, 2009 of its intention not to participate in the CPP and instead raised $25.3 million (in gross proceeds) in a public offering in December 2009 to augment capital. See “Capital Purchase Program” at page 16 for additional information about the CPP.

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

Table Twelve: Interest Rate Risk Simulation of Net Interest as of December 31, 2010
(dollars in thousands)	$ Change in NII from Current 12 Month Horizon
Variation from a constant rate scenario
+200bp	$289
–200bp	$(1,739)

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2010, 2009 and 2008.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2010 were approximately $42,448,000 and $10,033,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2010, consolidated liquid assets totaled $128.1 million or 22.1% of total assets compared to $79.8 million or 13.4% of total assets on December 31, 2009. In addition to liquid assets, the Company maintains a short-term line of credit in the amount of $10,000,000 with a correspondent bank. At December 31, 2010, the Company had $10,000,000 available under this credit line. Additionally, American River Bank is a member of the FHLB. At December 31, 2010, American River Bank could have arranged for up to $81,165,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2010, the Company had $55,165,000 available under these secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. At December 31, 2010, the Company’s borrowing capacity at the Federal Reserve Bank was $30,702,000.

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

Table Thirteen: Certificates of Deposit Maturities December 31, 2010
(dollars in thousands)	Less than $100,000	Over $100,000
Three months or less	$9,206	$44,878
Over three months through six months	7,255	9,239
Over six months through twelve months	8,693	11,996
Over twelve months	6,937	12,034
Total	$32,091	$78,147

Loan and lease demand also affects the Company’s liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen: Loan and Lease Maturities (Gross Loans and Leases)
December 31, 2010
	One year	One year through	Over
(dollars in thousands)	or less	five years	five years	Total
Commercial	$25,958	$27,091	$5,212	$58,261
Real estate	44,295	92,509	128,310	265,114
Agriculture	963	6,239	—	7,202
Consumer	1,164	4,575	7,463	13,202
Leases	63	2,590	113	2,766
Total	$72,443	$133,004	$141,098	$346,545

Loans and leases shown above with maturities greater than one year include $192,244,000 of floating interest rate loans and $81,858,000 of fixed rate loans and leases.

The carrying amount, maturity distribution and weighted average yield of the Company’s investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2010, 2009 and 2008 was $3,486,000, $3,922,000 and $3,922,000, respectively.

Table Fifteen: Securities Maturities and Weighted Average Yields December 31,
(Taxable Equivalent Basis)
	2010		2009		2008
(dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield

Available-for-sale securities:
State and political subdivisions
Maturing within 1 year	$499	5.24%	$3,749	4.40%	$2,055	4.42%
Maturing after 1 year but within 5 years	5,782	6.07%	7,397	6.10%	12,228	5.42%
Maturing after 5 years but within 10 years	5,511	5.78%	4,473	6.21%	11,782	6.08%
Maturing after 10 years	4,000	5.47%	4,968	5.77%	4,948	5.77%
Mortgage-backed securities	138,644	2.84%	76,009	3.50%	32,232	4.89%
Other
Non-maturing	79	0.00%	86	0.00%	89	0.00%
Total investment securities	$154,515	3.14%	$96,682	3.97%	$63,334	5.26%

Held-to-maturity securities:
Mortgage-backed securities	$6,149	4.49%	$12,331	4.48%	$24,365	4.89%
Total investment securities	$6,149	4.49%	$12,331	4.48%	$24,365	4.89%

The carrying values of available-for-sale securities include net unrealized gains of $2,848,000, $377,000 and $673,000 at December 31, 2010, 2009 and 2008, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses; however, the net unrealized gains at December 31, 2010, 2009 and 2008 were $323,000, $558,000 and $524,000, respectively.

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

As of December 31, 2010, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates.

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

	December 31,
	2010	2009
Commitments to extend credit (dollars in thousands):

Revolving lines of credit secured by 1-4 family residences	$5,964	$6,615
Commercial real estate, construction and land development commitments secured by real estate	12,746	18,202
Other unused commitments, principally commercial loans	23,738	43,008
	$42,448	$67,825

Letters of credit	$10,033	$10,190

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

Contractual Obligations

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2010. Included in the table are amounts payable under the Company’s Deferred Compensation and Deferred Fees Plans and are listed in the “Other Long-Term Liabilities…” category. At December 31, 2010, these amounts represented $2,330,000 and are anticipated to be primarily payable at least five years in the future.

Table Sixteen: Contractual Obligations
(dollars in thousands)	Payments due by period
		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Long-Term Debt	$10,000	$—	$5,000	$5,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	5,026	783	1,571	1,400	1,272
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	2,330	—	—	—	2,330
Total	$17,356	$783	$6,571	$6,400	$3,602

Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (Statement 166), which amends previously issued accounting guidance to enhance accounting and reporting for transfers of financial assets, including securitizations or continuing exposure to the risks related to transferred financial assets. Prior to the issuance of Statement 166, transfers under participation agreements and other partial loan sales fell under the general guidance for transfers of financial assets. Statement 166 introduces a new definition for a participating interest along with the requirement for partial loan sales to meet the definition of a participating interest for sale treatment to occur. If a participation or other partial loan sale does not meet the definition, the portion sold should remain on the books and the proceeds recorded as a secured borrowing until the definition is met. Additionally, existing provisions were retained which require (i) the transferred assets to be isolated from the originating institution (transferor), (ii) that the transferor does not maintain effective control through certain agreements to repurchase or redeem the transferred assets and (iii) that the purchasing institution (transferee) has the right to pledge or exchange the assets acquired. The new provisions became effective on January 1, 2010 and early adoption was not permitted. The impact of adoption was not material to the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends and clarifies existing standards to require additional disclosures regarding fair value measurements. Specifically, the standard requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. This standard clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities—previously separate fair value disclosures were required for each major category of assets and liabilities. This standard also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the year ended December 31, 2010. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Company for the year beginning on January 1, 2011. The Company adopted this new accounting standard as of January 1, 2010 and the impact of adoption was not material to the Company’s consolidated financial position, results of operations or cash flows.

In July 2010, the FASB issued FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan and lease losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance has significantly expanded disclosure requirements related to accounting policies and disclosures related to the allowance for loan and lease losses but did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the “Market Risk Management” section of Item 7-”Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 52-53.

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

We have audited the accompanying consolidated balance sheet of American River Bankshares and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Bankshares and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP
Sacramento, California
March 3, 2011

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2010 and 2009
(Dollars in thousands)

	2010	2009

ASSETS
Cash and due from banks	$31,871	$58,493
Interest-bearing deposits in banks	2,248
Investment securities (Note 5):
Available-for-sale, at fair value	154,515	96,682
Held-to-maturity, at amortized cost	6,149	12,331
Loans and leases, less allowance for loan and lease losses of $7,585 in 2010 and $7,909 in 2009 (Notes 6, 7, 12 and 17)	338,533	376,322
Premises and equipment, net (Note 8)	2,026	2,094
Federal Home Loan Bank of San Francisco stock	3,486	3,922
Other real estate owned, net (Note 2)	2,696	2,508
Goodwill (Note 4)	16,321	16,321
Intangible assets (Note 4)	402	644
Accrued interest receivable and other assets (Notes 11 and 16)	20,693	25,101

	$578,940	$594,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$126,636	$118,328
Interest-bearing (Note 9)	338,486	351,427

Total deposits	465,122	469,755

Short-term borrowings (Note 10)	7,000	14,500
Long-term borrowings (Note 10)	10,000	17,000
Accrued interest payable and other liabilities (Note 16)	7,274	5,818

Total liabilities	489,396	507,073

Commitments and contingencies (Note 12)

Shareholders’ equity (Notes 13 and 14):
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding – 9,874,867 shares in 2010 and 9,845,533 shares in 2009	71,814	71,578
Retained earnings	16,021	15,545
Accumulated other comprehensive income, net of taxes (Notes 5 and 18)	1,709	222

Total shareholders’ equity	89,544	87,345

	$578,940	$594,418

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share data)

	2010	2009	2008

Interest income:
Interest and fees on loans and leases	$22,227	$25,378	$28,512
Interest on Federal funds sold			10
Interest on deposits in banks	5	59	222
Interest and dividends on investment securities:
Taxable	2,840	2,763	3,711
Exempt from Federal income taxes	634	917	1,080
Dividends		5	18

Total interest income	25,706	29,122	33,553

Interest expense:
Interest on deposits (Note 9)	2,952	4,003	5,901
Interest on borrowings (Note 10)	498	1,087	1,727

Total interest expense	3,450	5,090	7,628

Net interest income	22,256	24,032	25,925

Provision for loan and lease losses (Note 7)	7,365	8,530	1,743

Net interest income after provision for loan and lease losses	14,891	15,502	24,182

Noninterest income:
Service charges	866	1,018	741
Gain (loss) on sale, call and impairment of investment securities (Note 5)	7	270	(119)
Other income (Note 15)	931	981	1,546

Total noninterest income	1,804	2,269	2,168

Noninterest expense:
Salaries and employee benefits (Notes 6 and 16)	7,876	7,279	7,687
FDIC assessments	1,423	770	151
Occupancy (Notes 8, 12 and 17)	1,271	1,389	1,495
Other real estate expense	1,210	1,441	1
Furniture and equipment (Notes 8 and 12)	720	759	774
Other expense (Notes 4 and 15)	3,970	4,173	4,093

Total noninterest expense	16,470	15,811	14,201

Income before provision for income taxes	225	1,960	12,149

(Benefit from) provision for income taxes (Note 11)	(251)	374	4,578

Net income	$476	$1,586	$7,571

Basic earnings per share (Note 13)	$0.05	$0.26	$1.30

Diluted earnings per share (Note 13)	$0.05	$0.26	$1.30

Cash dividends per share of issued and outstanding common stock, adjusted for stock dividends	$—	$0.29	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Net of Taxes)	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Amount

Balance, January 1, 2008	5,590,277	$45,668	$14,204	$101	$59,973

Comprehensive income (Note 18):
Net income			7,571		7,571	$7,571
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				296	296	296

Total comprehensive income						$7,867

Cash dividend ($0.57 per share) (Note 14)			(3,317)		(3,317)
Fractional shares redeemed for stock dividend		(10)			(10)
5% stock dividend (Note 13)	275,048	2,841	(2,841)
Stock options exercised	37,258	354			354
Stock option compensation		290			290
Retirement of common stock (Note 13)	(110,300)	(1,710)			(1,710)

Balance, December 31, 2008	5,792,283	47,433	15,617	397	63,447

Comprehensive income (Note 18):
Net income			1,586		1,586	$1,586
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(175)	(175)	(175)

Total comprehensive income						$1,411

Cash dividend ($0.29 per share) (Note 14)			(1,658)		(1,658)
Issuance of new shares, net of issuance costs ($6.25 per share)	4,048,000	23,901			23,901
Stock options exercised	5,250	34			34
Stock option compensation		210			210

Balance, December 31, 2009	9,845,533	71,578	15,545	222	87,345

Comprehensive income (Note 18):
Net income			476		476	$476
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)				1,487	1,487	1,487

Total comprehensive income						$1,963

Restricted stock awarded and related compensation expense	29,334	47			47
Stock option compensation		189			189

Balance, December 31, 2010	9,874,867	$71,814	$16,021	$1,709	$89,544

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008

Cash flows from operating activities:
Net income	$476	$1,586	$7,571
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,365	8,530	1,743
(Decrease) increase in deferred loan and lease origination fees, net	(173)	29	54
Depreciation and amortization	785	832	822
Amortization of investment security premiums and discounts, net	2,689	399	137
Provision for accounts receivable servicing receivable allowance for losses	(4)	171
(Gain) loss on sale, call and impairment of investment securities	(7)	(270)	119
Increase in cash surrender value of life insurance policies	(277)	(246)	(395)
Provision for deferred income taxes	(327)	(957)	(446)
Stock-based compensation expense	236	210	290
Tax benefit from exercise of stock options		(12)	(85)
Loss on sale/write-down of other real estate owed	908	1,106
Decrease (increase) in accrued interest receivable and other assets	3,991	(6,705)	1,762
Increase (decrease) in accrued interest payable and other liabilities	1,456	1,228	(1,035)

Net cash provided by operating activities	17,118	5,901	10,537

Cash flows from investing activities:
Proceeds from the sale of investment securities	9,032	9,995	24,225
Proceeds from called available-for-sale investment securities	670	1,080	1,455
Proceeds from matured available-for-sale investment securities	3,365	2,954	11,615
Purchases of available-for-sale investment securities	(90,443)	(61,448)	(29,629)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	19,204	13,517	8,137
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	6,310	12,163	10,469
Net (increase) decrease in interest-bearing deposits in banks	(2,248)	4,248	703
Net decrease (increase) in loans and leases	26,307	23,238	(21,335)
Net decrease in accounts receivable servicing receivables	40	1,029	430
Proceeds from sale of other real estate owned	3,195	2,808	61
Purchases of equipment	(475)	(548)	(670)
Capitalized additions to other real estate owned		(26)
Net decrease (increase) in FHLB stock	436		(1,122)

Net cash (used in) provided by investing activities	(24,607)	9,010	4,339

(Continued)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$18,554	$32,249	$(35,198)
Net (decrease) increase in time deposits	(23,187)	445	16,614
(Decrease) increase in long-term borrowings	(7,000)	3,000	14,000
Decrease in short-term borrowings	(7,500)	(28,731)	(8,372)
Exercise of stock options		22	269
Tax benefit from exercise of stock options		12	85
Cash paid to repurchase common stock			(1,710)
Payment of cash dividends		(2,486)	(3,329)
Cash paid for fractional shares			(10)
Net proceeds from stock issuance		23,901

Net cash (used in) provided by in financing activities	(19,133)	28,412	(17,651)

(Decrease) increase in cash and cash equivalents	(26,622)	43,323	(2,775)

Cash and cash equivalents at beginning of year	58,493	15,170	17,945

Cash and cash equivalents at end of year	$31,871	$58,493	$15,170

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$3,526	$5,208	$7,913
Income taxes	$190	$2,452	$5,010

Non-cash investing activities:
Real estate acquired through foreclosure	$4,274	$4,793	$2,158
Net change in unrealized gains on available-for-sale investment securities	$2,471	$(296)	$502

Non-cash financing activities:
Dividends declared and unpaid			$828

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

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

The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (“ARB” or the “Bank”). ARB was incorporated in 1983. ARB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. ARB operates five banking offices in Sacramento and Placer counties, two banking offices in Sonoma County under the name North Coast Bank, a division of ARB, and three banking offices in Amador County under the name Bank of Amador, a division of ARB. The Company also owns one inactive subsidiary, American River Financial.

ARB does not offer trust services or international banking services and does not plan to do so in the near future. The deposits of ARB are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits.

The Bank was participating in the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program was in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Although coverage under the Transaction Account Guarantee Program expired December 31, 2010, the FDIC adopted a final rule amending its deposit insurance regulations on November 15, 2010 to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing for unlimited deposit insurance for noninterest-bearing transaction accounts for two years starting December 31, 2010.

In February 2010, in connection with the Bank’s regularly scheduled 2009 FDIC examination, the Bank entered into a Memorandum of Understanding (Memorandum) with the FDIC and the California Department of Financial Institutions (the “DFI”). The Memorandum covers actions to be taken by the Board of Directors and management to enhance BSA compliance; reduce the Bank’s level of classified assets and further strengthen and improve the Bank’s asset quality; requesting regulatory approval prior to paying any cash dividends; and maintaining the Bank’s Tier 1 leverage capital ratio at not less than 8% and a total risk-based capital ratio of not less than 11%. As of December 31, 2010, the foregoing capital ratios for the Bank were 11.8% and 19.2%, respectively. The Company believes that it is currently in compliance in all material respects with the actions described in the Memorandum. Consequently, the Company does not expect these actions to significantly change its business strategy in any material respect.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2010.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers in the years ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, the Company did not have any trading securities.

Gains or losses on the sale of investment securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary and management does not intend to sell the security or it is more likely than not that management will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income (loss). If management intends to sell the security or it is more likely than not that management will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

Investments in Federal Home Loan Bank of San Francisco (the “FHLB”) stock are carried at cost and are redeemable at par with certain restrictions. Investments in FHLB stock are necessary to participate in FHLB programs.

Loans and Leases

Loans and leases are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan and lease losses. Loan and lease origination fees, net of certain deferred origination costs, and purchase premiums and discounts, are recognized as an adjustment to the yield of the related loans and leases.

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

Loan Sales and Servicing

Included in the loan and lease portfolio are Small Business Administration (SBA) loans and Farm Service Agency guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. There were no sales of loans subject to these recourse provisions at December 31, 2010, 2009 and 2008. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2010 and 2009.

SBA and Farm Service Agency loans with unpaid balances of $449,000 and $503,000 were being serviced for others as of December 31, 2010 and 2009, respectively. The Company also serviced loans that are participated with other financial institutions totaling $6,673,000 and $6,764,000 as of December 31, 2010 and 2009, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2010 and 2009.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of credit losses inherent in the Company’s credit portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired credits and general reserves for inherent losses related to credits that are not impaired.

A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the credit’s effective interest rate, except that as a practical expedient, it may measure impairment based on a credit’s observable market price, or the fair value of the collateral if the credit is collateral dependent. A loan or lease is collateral dependent if the repayment of the credit is expected to be provided solely by the underlying collateral.

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans or leases that are reported as TDRs are considered impaired and measured for impairment as described above.

The determination of the general reserve for loans and leases that are not impaired is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the credit portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company determines a separate allowance for each portfolio segment. These portfolio segments include commercial and industrial, real estate construction (including land and development loans), residential real estate, multi-family real estate, commercial real estate, leases, agriculture and consumer loans. The allowance for loan and lease losses attributable to each portfolio segment, which includes both impaired credits and credits that are not impaired, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet and available for all loss exposures.

The Company assigns a risk rating to all loans except pools of homogeneous loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual credit. The risk ratings can be grouped into six major categories, defined as follows:

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan and Lease Losses (Continued)

Watch – A watch credit is a loan or lease that otherwise meets the definition of a standard or minimum acceptable quality loan, but which requires more than normal attention due to any of the following items: deterioration of borrower financial condition less severe than those warranting more adverse grading, deterioration of repayment ability and/or collateral value, increased leverage, adverse effects from a downturn in the economy, local market or industry, adverse changes in local or regional employer, management changes (including illness, disability, and death), and adverse legal action. Payments are current per the terms of the agreement. If conditions persist or worsen, a more severe risk grade may be warranted.

Special Mention – A special mention credit is a loan or lease that has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit or in the Company’s position at some future date. Special Mention credits are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard credit is a loan or lease that is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Credits classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or a project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Credits classified as doubtful are loans or leases that have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss – Credits classified as loss are loans or leases considered uncollectible and charged off immediately.

The general reserve component of the allowance for loan and lease losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

Land and construction – Land and construction loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Commercial real estate – Commercial real estate mortgage loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan and Lease Losses (Continued)

Commercial and industrial – Commercial and industrial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Multi-family – Multi-family loans are non-construction term mortgages for the acquisition, refinance, or improvement of residential rental properties with generally more than 4 dwelling units. Underwriting is generally based on borrower creditworthiness, sufficiency of net operating income to service the bank loan payment, and a prudent loan-to-value ratio, among other factors.

Residential – Residential loans are generally loans to purchase or refinance 1-4 unit single-family residences, either owner-occupied or investor-owned. Some residential loans are short term to match their intended source of repayment through sale or refinance. The remainder are fixed or floating-rate term first mortgages with an original maturity between 2 and 10 years, generally with payments based on a 25-30 year amortization.

Leases – Leases originated by the bank are non-consumer finance leases (as contrasted with operating leases) for the acquisition of titled and non-titled business equipment. Leases are generally amortized over a period from 36 to 84 months, depending on the useful life of the equipment acquired. Residual (balloon) payments at lease end range from 0-20% of original cost, and are a non-optional obligation of the lessee. Lessees are contractually responsible for all costs, expenses, taxes, and liability associated with the leased equipment.

Agricultural land and production – Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Home equity lines of credit – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Installment – An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases, but business loans granted for the purchase of heavy equipment or industrial vehicles may also be included. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulators, the FDIC and the DFI, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet.

Other Real Estate Owned

Other real estate owned includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate may be maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. During 2010, the Company received $3,195,000 in net proceeds from the sale of other real estate owned with net losses of $103,000 recognized on the sale. During 2009, the Company received $2,808,000 in net proceeds from the sale of other real estate owned with net losses of $17,000 recognized on the sale. The recorded investment in other real estate owned totaled $2,796,000 and $2,523,000 at December 31, 2010 and 2009, respectively, and had related valuation allowances of $100,000 and $15,000, respectively.

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

The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount, combined with the current taxes payable or refundable, results in the income tax expense for the current year. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company’s analysis of available evidence, the Company determined that it is “more likely than not” that all of the deferred income tax assets as of December 31, 2010 and 2009 will be fully realized and therefore no valuation allowance was recorded.

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

Earnings Per Share

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock that shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. EPS is retroactively adjusted for stock splits and stock dividends for all periods presented. There were no stock splits or stock dividends in 2010.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2010, the Company has two stock-based compensation plans, which are described more fully in Note 13. Compensation expense, net of related tax benefits, recorded in 2010, 2009 and 2008 totaled $204,000, $155,000 and $254,000, or $0.02, $0.03 and $0.04 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

Restricted stock awards are grants of shares of the Company’s common stock that are subject to forfeiture until specific conditions or goals are met. Conditions may be based on continuing employment or service and/or achieving specified performance goals. During the period of restriction, Plan participants holding restricted share awards have no voting or cash dividend rights. The restrictions lapse in accordance with a schedule or with other conditions determined by the Board of Directors as reflected in each award agreement. Upon the vesting of each restricted stock award, the Company issues the associated common shares from its inventory of authorized common shares. All outstanding awards under the Plan immediately vest in the event of a change of control of the Company. The shares associated with any awards that fail to vest become available for re-issuance under the Plan.

	2009	2008

Dividend yield	6.74%	3.53% to 4.62%
Expected volatility	24.6%	21.3% to 24.3%
Risk-free interest rate	2.18%	3.38% to 3.45%
Expected option life in years	7	7
Weighted average fair value of options granted during the year	$0.69	$2.75

There were no options granted in 2010 under either stock-based compensation plans.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The following is a summary of stock-based compensation information as of or for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(Dollars in thousands)

Total intrinsic value of options exercised	$—	$28	$285

Aggregate cash received for option exercises	$—	$22	$269
Total fair value of options vested	$248	$298	$254
Total compensation cost, options and restricted stock	$236	$210	$290
Tax benefit recognized	$32	$55	$36
Net compensation cost, options and restricted stock	$204	$155	$254
Total compensation cost for nonvested option awards not yet recognized	$216	$377	$717
Weighted average years for compensation cost for nonvested options to be recognized	1.1	1.5	2.9
Total compensation cost for restricted stock not yet recognized	$158
Weighted average years for compensation cost for restricted stock to be recognized	1.7

There were no restricted stock awards in 2009 or 2008.

Adoption of New Financial Accounting Standards

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (Statement 166), which amends previously issued accounting guidance to enhance accounting and reporting for transfers of financial assets, including securitizations or continuing exposure to the risks related to transferred financial assets. Prior to the issuance of Statement 166, transfers under participation agreements and other partial loan sales fell under the general guidance for transfers of financial assets. Statement 166 introduces a new definition for a participating interest along with the requirement for partial loan sales to meet the definition of a participating interest for sale treatment to occur. If a participation or other partial loan sale does not meet the definition, the portion sold should remain on the books and the proceeds recorded as a secured borrowing until the definition is met. Additionally, existing provisions were retained which require (i) the transferred assets to be isolated from the originating institution (transferor), (ii) that the transferor does not maintain effective control through certain agreements to repurchase or redeem the transferred assets and (iii) that the purchasing institution (transferee) has the right to pledge or exchange the assets acquired. The new provisions became effective on January 1, 2010 and early adoption was not permitted. The impact of adoption was not material to the Company’s consolidated financial position, results of operations or cash flows.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Financial Accounting Standards (Continued)

Fair Value Measurements

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends and clarifies existing standards to require additional disclosures regarding fair value measurements. Specifically, the standard requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. This standard clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities—previously separate fair value disclosures were required for each major category of assets and liabilities. This standard also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the year ended December 31, 2010. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Company for the year beginning on January 1, 2011. The Company adopted this new accounting standard as of January 1, 2010 and the impact of adoption was not material to the Company’s consolidated financial position, results of operations or cash flows.

Disclosures about Credit Quality

In July 2010, the FASB issued FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan and lease losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance has significantly expanded disclosure requirements related to accounting policies and disclosures related to the allowance for loan and lease losses but did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$31,871	$31,871	$58,493	$58,493
Interest-bearing deposits in banks	2,248	2,248
Investment securities	160,664	160,987	109,013	109,571
Loans and leases, net	338,533	332,964	376,322	370,057
FHLB stock	3,486	3,486	3,922	3,922
Accounts receivable servicing receivables			35	35
Accrued interest receivable	1,876	1,876	1,941	1,941
Cash surrender value of life insurance policies	11,019	11,019	10,742	10,742

Financial liabilities:
Deposits	$465,122	$465,985	$469,755	$470,530
Short-term borrowings	7,000	7,000	14,500	14,500
Long-term borrowings	10,000	10,523	17,000	17,816
Accrued interest payable	268	268	344	344

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2010 and 2009:

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

Commitments to extend credit: The fair value of commitments are based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at December 31, 2010 and 2009.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2010 and 2009. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

(dollars in thousands)
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Assets and liabilities measured on a recurring basis:

Available-for-sale securities:
Mortgage-backed securities	$138,644		$138,644
Obligations of states and political subdivisions	15,792		15,792
Corporate stock	79	$75	4

Total recurring	$154,515	$75	$154,440	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial:
Commercial	$4,197		$3,870	$327	$(275)
Real estate:
Commercial	18,504		6,388	12,116	(381)
Multi-family	1,214			1,214	(93)
Construction	2,298		2,298		(952)
Residential	2,098		1,085	1,013	(162)
Other:
Leases	27			27
Agriculture	129		129
Consumer	490			490	109
Other real estate owned	2,696		2,696		(908)

Total nonrecurring	$31,653	$—	$16,466	$15,187	$(2,662)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

(dollars in thousands)
December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$76,009		$76,009
Obligations of states and political subdivisions	20,587		20,587
Corporate stock	86	$78	8

Total recurring	$96,682	$78	$96,604	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial:
Commercial	$5,092		$4,614	$478	$(1,238)
Real estate:
Commercial	7,946		6,919	1,027	(923)
Multi-family
Construction	3,758		2,929	829	(1,453)
Residential	822		822
Other:
Leases	21		21
Agriculture	322		322		(19)
Consumer	500		454	46
Other real estate owned	2,508		2,508		(1,089)

Total nonrecurring	$20,969	$—	$18,589	$2,380	$(4,722)

There were no significant transfers between Levels 1 and 2 during the years ended December 31, 2010 and 2009.

Impaired loans with a carrying value of $30,711,000 at December 31, 2010 were written down to $28,957,000, resulting in an impairment charge of $1,754,000, which was included in earnings for the period. Impaired loans with a carrying value of $22,094,000 at December 31, 2009 were written down to a fair value of $18,461,000, resulting in an impairment charge of $3,633,000, which was included in earnings for the period.

Other real estate owned with a carrying value of $3,604,000 at December 31, 2010 was written down to $2,696,000, resulting in an impairment charge of $908,000, which was included in earnings for the period. Other real estate owned with a carrying value of $3,597,000 at December 31, 2009 was written down to a fair value of $2,508,000, resulting in an impairment charge of $1,089,000, which was included in earnings for the period.

There were no material changes in the valuation techniques used during 2010. The following methods were used to estimate the fair value of each class of financial instrument above:

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

Impaired loans – The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and is estimated using a discounted cash flow model for other impaired loans.

Other real estate owned – Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. The fair value of other real estate owned is based on property appraisals at the time of transfer and as appropriate thereafter, less costs to sell.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2010 and 2009, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment under the provisions of the codification Topic 350, Goodwill and Other Intangibles. Management determined that no impairment recognition was required for the years ended December 31, 2010, 2009 and 2008. Goodwill is not deductible for tax purposes.

Other intangible assets are comprised of core deposit intangibles totaling $402,000 and $644,000 at December 31, 2010 and 2009, respectively. Amortization of the intangible included in other expense totaled $242,000, $263,000 and $286,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The remaining balance will be amortized over the next 1.9 years and is estimated as follows (dollars in thousands):

Year Ending December 31,

2011	$219
2012	183

$402

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2010 and 2009 consisted of the following (dollars in thousands):

Available-for-Sale

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government guaranteed mortgage-backed securities	$135,915	$3,156	$(427)	$138,644
Obligations of states and political subdivisions	15,675	242	(125)	15,792
Equity securities:
Corporate stock	77	8	(6)	79

	$151,667	$3,406	$(558)	$154,515

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	INVESTMENT SECURITIES (Continued)

Available-for-Sale (Continued)

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government guaranteed mortgage-backed securities	$75,823	$772	$(586)	$76,009
Obligations of states and political subdivisions	20,400	347	(160)	20,587
Equity securities:
Corporate stock	82	11	(7)	86

	$96,305	$1,130	$(753)	$96,682

Net unrealized gains on available-for-sale investment securities totaling $2,848,000 were recorded, net of $1,139,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2010. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2010 totaled $9,702,000 and $7,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2010.

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

During 2008 management determined that one equity security (FNMA Preferred Stock) had a loss considered to be other-than-temporary. The Company recorded an impairment charge of $245,000 in 2008.

Held-to-Maturity

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government guaranteed mortgage-backed securities	$6,149	$323	$—	$6,472

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	INVESTMENT SECURITIES (Continued)

Held to Maturity (Continued)

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government guaranteed mortgage-backed securities	$12,331	$558	$—	$12,889

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2010, 2009 and 2008.

The amortized cost and estimated fair value of investment securities at December 31, 2010 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$495	$499
After one year through five years	5,657	5,782
After five years through ten years	5,433	5,511
After ten years	4,090	4,000

	15,675	15,792

Investment securities not due at a single maturity date:
Mortgage-backed securities	135,915	138,644	$6,149	$6,472
Corporate stock	77	79

	$151,667	$154,515	$6,149	$6,472

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $47,729,000 and $58,510,000 and estimated fair values totaling $49,839,000 and $59,816,000 were pledged to secure treasury tax and loan accounts, State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2010 and 2009, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2010 and 2009 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:

U.S. Government guaranteed mortgage-backed securities	$29,535	$(427)			$29,535	$(427)
Obligations of states and political subdivisions	5,169	(125)			5,169	(125)
Corporate stock	5	(2)	$5	$(4)	10	(6)

	$34,709	$(554)	$5	$(4)	$34,714	$(558)

	2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:

U.S. Government guaranteed mortgage-backed securities	$41,046	$(527)	$2,752	$(59)	$43,798	$(586)
Obligations of states and political subdivisions	4,081	(80)	2,641	(80)	6,722	(160)
Corporate stock	5	(3)	3	(4)	8	(7)

	$45,132	$(610)	$5,396	$(143)	$50,528	$(753)

At December 31, 2010, the Company held 168 securities of which 29 were in a loss position for less than twelve months and 5 were in a loss position for twelve months or more. Of the 34 securities 15 are mortgage-backed securities, 11 are obligations of states and political sub-divisions and 8 are corporate stocks.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,
	2010	2009

Real estate – commercial	$216,076	$223,685
Real estate – construction	15,971	27,482
Real estate – multi-family	6,968	8,476
Real estate – residential	26,099	26,922
Commercial	58,261	72,621
Lease financing receivable	2,766	3,920
Agriculture	7,202	7,472
Consumer	13,202	14,253

	346,545	384,831

Deferred loan and lease origination fees, net	(427)	(600)
Allowance for loan and lease losses	(7,585)	(7,909)

	$338,533	$376,322

Certain loans are pledged as collateral for available borrowings with the FHLB and the Federal Reserve Bank of San Francisco (the “FRB”). Pledged loans totaled $201,749,000 and $222,923,000 at December 31, 2010 and 2009, respectively (see Note 10).

The components of the Company’s lease financing receivable are summarized as follows (dollars in thousands):

	December 31,
	2010	2009

Future lease payments receivable	$2,908	$4,246
Residual interests	104	85
Unearned income	(246)	(411)

Net lease financing receivable	$2,766	$3,920

Future lease payments receivable are as follows (dollars in thousands):

Year Ending December 31,

2011	$1,165
2012	955
2013	553
2014	151
2015	84

Total lease payments receivable	$2,908

Salaries and employee benefits totaling $453,000, $674,000 and $910,000 have been deferred as loan and lease origination costs for the years ended December 31, 2010, 2009 and 2008, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Balance, beginning of year	$7,909	$5,918	$5,883
Provision charged to operations	7,365	8,530	1,743
Losses charged to allowance	(7,821)	(6,588)	(1,734)
Recoveries	132	49	26

Balance, end of year	$7,585	$7,909	$5,918

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Allocation of the allowance for loan and lease losses as of December 31, 2010 by portfolio segment and by impairment methodology (dollars in thousands):

		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Ending balance allocated to portfolio segments	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585

Ending balance:
Individually evaluated for impairment	$274	$1,160	$22	$—	$152	$—	$—	$11	$—	$1,619

Ending balance:
Collectively evaluated for impairment	$2,300	$1,555	$93	$1,090	$429	$7	$131	$210	$151	$5,966

Loans

Ending balance	$58,261	$216,076	$6,968	$15,971	$26,099	$2,766	$7,202	$13,202	$—	$346,545

Ending balance:
Individually evaluated for impairment	$8,257	$21,186	$2,596	$4,695	$2,676	$—	$129	$698	$—	$40,237

Ending balance:
Collectively evaluated for impairment	$50,004	$194,890	$4,372	$11,276	$23,423	$2,766	$7,073	$12,504	$—	$306,308

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The loan portfolio allocated by management’s internal risk ratings as of December 31, 2010 (dollars in thousands):

	Credit Risk Profile by Internally Assigned Grade
		Real Estate
	Commercial	Commercial	Multi-Family	Construction	Residential

Grade:
Pass	$39,335	$175,319	$4,371	$7,884	$21,928
Watch	3,515	11,021	1,214	1,632
Special mention	4,228	11,713		1,178	953
Substandard	11,012	18,023	1,383	5,277	3,218
Doubtful	171

Total	$58,261	$216,076	$6,968	$15,971	$26,099

	Other Credit Exposure Credit Risk Profile by Internally Assigned Grade
	Leases	Agriculture	Consumer

Grade:
Pass	$2,740	$6,484	$12,277
Watch		589	514
Special mention			178
Substandard	26	129	217
Doubtful			16

Total	$2,766	$7,202	$13,202

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Aging analysis of the loan portfolio at December 31, 2010 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual

Commercial:
Commercial	$219	$19	$3,346	$3,584	$54,677	$58,261		$3,491

Real estate:
Commercial	1,207	3,140	10,101	14,448	201,628	216,076		10,975
Multi-family			1,383	1,383	5,585	6,968		1,383
Construction		1,835	2,859	4,694	11,277	15,971		4,694
Residential	795	366	1,149	2,310	23,789	26,099		1,554

Other:
Leases			28	28	2,738	2,766		28
Agriculture			129	129	7,073	7,202		129
Consumer	123	8	221	352	12,850	13,202		317

Total	$2,344	$5,368	$19,216	$26,928	$319,617	$346,545	$—	$22,571

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Impaired loans as of and for the year ended December 31, 2010 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial:
Commercial	$5,026	$5,418		$5,042	$137
Real estate:
Commercial	9,066	12,149		14,013	424
Multi-family	1,382	2,382		1,383	70
Construction	4,695	7,064		6,545	43
Residential	1,663	1,835		1,593	50
Other:
Agriculture	129	322		206	4
Consumer	207	207		317	16

	$22,168	$29,377	$—	$29,099	$744

With an allowance recorded:
Commercial:
Commercial	$3,231	$3,231	$274	$3,452	$196
Real estate:
Commercial	12,120	12,584	1,160	9,369	456
Multi-family	1,214	1,214	22	1,321	44
Residential	1,013	1,013	152	861	51
Other:
Consumer	491	491	11	492	24

	$18,069	$18,533	$1,619	$15,495	$771

Total:
Commercial:
Commercial	$8,257	$8,649	$274	$8,494	$333
Real estate:
Commercial	21,186	24,733	1,160	23,382	880
Multi-family	2,596	3,596	22	2,704	114
Construction	4,695	7,064		6,545	43
Residential	2,676	2,848	152	2,454	101
Other:
Agriculture	129	322		206	4
Consumer	698	698	11	809	40

	$40,237	$47,910	$1,619	$44,594	$1,515

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The recorded investment in loans and leases that were considered to be impaired totaled $40,237,000 at December 31, 2010 and had a related valuation allowance of $1,619,000. The average recorded investment in impaired loans and leases during 2010 was approximately $44,594,000.

The recorded investment in loans and leases that were considered to be impaired totaled $41,937,000 at December 31, 2009 and had a related valuation allowance of $3,810,000. The average recorded investment in impaired loans and leases during 2009 was approximately $29,947,000.

Non-accrual loans and leases totaled approximately $22,571,000 and $20,964,000 at December 31, 2010 and 2009, respectively. There were no loans and leases past due 90 days or more and still accruing interest at December 31, 2010 and 2009. Interest income on non-accrual loans is generally recognized on a cash basis and was approximately $338,000 and $79,000 for the years ended December 31, 2010 and 2009, and not significant for 2008. Interest foregone on non-accrual loans was approximately $1,736,000, $1,281,000 and $647,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2010	2009

Land	$206	$206
Building and improvements	734	730
Furniture, fixtures and equipment	5,180	7,017
Leasehold improvements	1,567	1,758

	7,687	9,711

Less accumulated depreciation and amortization	(5,661)	(7,617)

	$2,026	$2,094

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $543,000, $569,000 and $539,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

9.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2010	2009

Savings	$45,537	$36,234
Money market	137,636	131,614
NOW accounts	45,075	50,154
Time, $100,000 or more	78,147	98,061
Other time	32,091	35,364

	$338,486	$351,427

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	INTEREST-BEARING DEPOSITS (Continued)

The Company held $29,000,000 in certificates of deposit for the State of California as of December 31, 2010 and 2009. This amount represents 6.2% of total deposit balances at December 31, 2010 and 2009.

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,

2011	$91,267
2012	9,350
2013	5,952
2014	1,333
2015	2,249
Thereafter	87

$110,238

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Savings	$224	$229	$324
Money market	1,268	1,304	1,861
NOW accounts	59	71	68
Time, $100,000 or more	806	1,481	2,249
Other time	595	918	1,399

	$2,952	$4,003	$5,901

10.	BORROWING ARRANGEMENTS

The Company has a $10,000,000 unsecured short-term borrowing arrangement to purchase Federal funds with one of its correspondent banks. There were no advances under the borrowing arrangement as of December 31, 2010 and 2009.

In addition, the Company has a line of credit available with the FHLB which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $17,000,000 were outstanding from the FHLB at December 31, 2010, bearing fixed interest rates ranging from 1.85% to 3.78% and maturing between March 2, 2011 and January 13, 2014. Advances totaling $31,500,000 were outstanding from the FHLB at December 31, 2009, bearing fixed interest rates ranging from 1.60% to 3.78% and maturing between January 19, 2010 and January 13, 2014. Amounts available under the borrowing arrangement with the FHLB at December 31, 2010 and 2009 totaled $55,160,000 and $54,047,000, respectively.

In addition, the Company entered into a secured borrowing agreement with the FRB in 2008. The borrowing is secured by pledging selected loans (see Note 6) and investment securities (see Note 5). There were no advances outstanding as of December 31, 2010 and 2009. Amounts available under the borrowing arrangement with the FRB at December 31, 2010 and 2009 totaled $30,702,000 and $36,353,000, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	BORROWING ARRANGEMENTS (Continued)

The following table summarizes these borrowings (in thousands):

	December 31,
	2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term portion of borrowings	$7,000	2.40%	$14,500	2.84%
Long-term borrowings	10,000	2.41%	17,000	2.40%

	$17,000	2.40%	$31,500	2.60%

The Company has also been issued $9,000,000 in letters of credit by the FHLB, included in the amounts available from the FHLB previously discussed, which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2010 and management does not expect these lines to be drawn in the future.

11.	INCOME TAXES

The (benefit from) provision for income taxes for the years ended December 31, 2010, 2009, and 2008 consisted of the following (dollars in thousands):

	Federal	State	Total

2010

Current	$2	$74	$76
Deferred	(140)	(187)	(327)

Benefit from income taxes	$(138)	$(113)	$(251)

2009

Current	$824	$507	$1,331
Deferred	(540)	(417)	(957)

Provision for income taxes	$284	$90	$374

2008

Current	$3,617	$1,407	$5,024
Deferred	(263)	(183)	(446)

Provision for income taxes	$3,354	$1,224	$4,578

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Allowance for loan and lease losses	$3,401	$3,546
Future benefit of state tax deduction		123
Other real estate owned	703	280
Deferred compensation	1,747	1,715
Other	236	218

Total deferred tax assets	6,087	5,882

Deferred tax liabilities:
Core deposit intangible	(180)	(289)
Unrealized gains on available-for-sale investment securities	(1,139)	(155)
Investment mark to market	(17)	(24)
Future liability of state deferred tax assets	(459)	(372)
Deferred loan costs	(310)	(355)
Federal Home Loan Bank stock dividends	(238)	(268)
Premises and equipment	(15)

Total deferred tax liabilities	(2,358)	(1,463)

Net deferred tax assets	$3,729	$4,419

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2006 and by state and local taxing authorities for years before December 31, 2005. The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2010 were not significant.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34.0% in 2010, 34.0% in 2009 and 35.0% in 2008 to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,
	2010	2009	2008

Federal income tax statutory rate	34.0%	34.0%	35.0%
State franchise tax, net of Federal tax effect	(29.5)%	3.0%	6.6%
Tax benefit of interest on obligations of states and political subdivisions	(93.0)%	(15.2)%	(2.9)%
Tax-exempt income from life insurance policies	(42.0)%	(4.3)%	(1.1)%
Stock option compensation expense	17.0%	1.3%	0.5%
Other	1.9%	0.3%	(0.4)%

Effective tax rate	(111.6)%	19.1%	37.7%

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2019. Certain of the leases have five year renewal options. One of the branch facilities is leased from a current member of the Company’s Board of Directors (see Note 17).

Future minimum lease payments are as follows (dollars in thousands):

Year Ending December 31,

2011	$783
2012	783
2013	788
2014	729
2015	671
Thereafter	1,272

$5,026

Rental expense included in occupancy, furniture and equipment expense totaled $956,000, $1,050,000 and $1,110,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2010	2009

Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$5,964	$6,615
Commercial real estate, construction and land development commitments secured by real estate	12,746	18,202
Other unused commitments, principally commercial loans	23,738	43,008

	$42,448	$67,825

Standby letters of credit	$10,033	$10,190

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2010 and 2009. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

Significant Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to clients throughout Sacramento, Placer, Yolo, Amador, El Dorado, and Sonoma counties.

In management’s judgment, a concentration exists in real estate-related loans which represented approximately 76% and 74% of the Company’s loan portfolio at December 31, 2010 and 2009, respectively. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company did not have any uninsured deposits at December 31, 2010.

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

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per-Share Amount

December 31, 2010

Basic earnings per share	$476	9,846	$0.05

Effect of dilutive stock options		3

Diluted earnings per share	$476	9,849	$0.05

December 31, 2009

Basic earnings per share	$1,586	6,031	$0.26

Effect of dilutive stock options		7

Diluted earnings per share	$1,586	6,038	$0.26

December 31, 2008

Basic earnings per share	$7,571	5,811	$1.30

Effect of dilutive stock options		14

Diluted earnings per share	$7,571	5,825	$1.30
Stock Based Compensation

In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 379,571 options remain outstanding at December 31, 2010. On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan. The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. The total number of authorized shares that are available for issuance under the 2010 Plan is 1,447,495. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. The 2010 Plan and the 2000 Plan (collectively the “Plans”), under which equity incentives may be granted to employees and directors under incentive and nonstatutory agreements, require that the option price may not be less than the fair market value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration; however, no new options will be awarded under the 2000 Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of an option.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation (Continued)

A summary of the outstanding and vested stock option activity for the year ended December 31, 2010 is as follows:

	Outstanding		Nonvested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share

Balance, January 1, 2010	381,021	$17.20	180,597	$3.19

Options vested			(59,352)	$4.08
Options expired or canceled	(1,450)	$22.15	(1,450)	$5.12

Balance, December 31, 2010	379,571	$17.18	119,795	$2.73

A summary of options as of December 31, 2010 is as follows:

Weighted average exercise price of nonvested stock options	$15.09
Aggregate intrinsic value of nonvested stock options	$—
Weighted average remaining contractual term in years of nonvested stock options	7.18

Number of vested stock options	259,776
Weighted average exercise price per share	$18.15
Aggregate intrinsic value	$—
Weighted average remaining contractual term in years	4.72

Range of Exercise Prices	Number of Options Outstanding December 31, 2010	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2010

$8.50-11.66	61,903	8.14 years	12,398
$11.67-12.37	33,562	2.22 years	33,562
$12.38-12.65	1,575	7.39 years	630
$12.66-16.18	927	2.39 years	927
$16.19-16.77	58,942	7.15 years	23,576
$16.78-18.10	48,399	3.31 years	48,399
$18.11-18.23	36,174	4.27 years	36,169
$18.24-24.07	138,089	5.50 years	104,115

	379,571		259,776

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation (Continued)

During the third quarter of 2010, the Company awarded 29,334 shares of restricted common stock under the Company’s 2010 Equity Incentive Plan to certain employees and to directors. Grant date fair value is determined by the market price of the Company’s common stock at the date of grant. The aggregate value of these shares at the grant date amounts to approximately $205,000 or $6.99 per share and is recognized ratably as compensation expense or director expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in increments over one to five years from the date of grant. The Company recognized $47,000 in compensation expense and director expense related to restricted stock in 2010. The intrinsic value of the restricted stock outstanding at December 31, 2010 was approximately $176,000. The weighted average contractual term over which the restricted stock will vest is 1.68 years as of December 31, 2010. The shares awarded to employees and directors under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. New shares are issued upon vesting of the restricted common stock.

Common Stock Repurchase Program

On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program that allows for the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock. The repurchases under this plan can be made from time to time in the open market as conditions allow. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel the repurchase programs at any time for any reason. The 6.5% percent program announced in 2008 replaced a program announced in 2001 whereby the Company had the ability to repurchase up to five percent (5.0%) annually of the Company’s outstanding shares of common stock. On July 24, 2009, the Board of Directors temporarily suspended the Company’s stock repurchase program.

Stock Dividend

The Board of Directors declared a 5% stock dividend November 19, 2008. As appropriate, per share and relevant data in the consolidated financial statements have been retroactively restated to reflect the stock dividend.

14.	REGULATORY MATTERS

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

Dividends (Continued)

In 2009 and 2008, the Company declared cash dividends in the amount of $0.29 and $0.57, respectively, per common share. The amounts have been adjusted to reflect 5% stock dividends declared in 2008. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. On July 24, 2009, the Board of Directors temporarily suspended the payment of cash dividends until such time as it is prudent to reestablish payment of cash dividends. As a result there were no cash dividends declared or paid in 2010. Currently, any future cash dividends from the Bank to the Company will require prior regulatory approval.

Regulatory Capital

The Company and ARB are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. As a result of a regularly scheduled 2009 FDIC examination, management entered into a Memorandum of Understanding (MOU) with its regulators to take certain actions, including maintenance of certain capital ratios as described in “Note 1, The Business of the Company” herein.

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

Management believes that the Company and ARB met all their capital adequacy requirements as of December 31, 2010 and 2009.

	December 31,
	2010		2009
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Leverage Ratio

American River Bankshares and Subsidiaries	$71,112	12.6%	$70,158	12.4%
Minimum regulatory requirement	$22,663	4.0%	$22,535	4.0%

American River Bank	$66,371	11.8%	$65,385	11.7%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action provisions	$28,207	5.0%	$28,059	5.0%
Minimum regulatory requirement	$22,566	4.0%	$22,447	4.0%

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	REGULATORY MATTERS (Continued)

Regulatory Capital (Continued)

	December 31,
	2010		2009
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$71,112	19.1%	$70,158	17.1%
Minimum regulatory requirement	$14,913	4.0%	$16,384	4.0%

American River Bank	$66,371	17.9%	$65,385	16.0%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action provisions	$22,239	6.0%	$24,463	6.0%
Minimum regulatory requirement	$14,826	4.0%	$16,309	4.0%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$75,809	20.3%	$75,313	18.4%
Minimum regulatory requirement	$30,058	8.0%	$32,989	8.0%

American River Bank	$71,041	19.2%	$70,516	17.3%
Minimum requirement for “Well-Capitalized” institution under prompt corrective action provisions	$37,357	10.0%	$41,050	10.0%
Minimum regulatory requirement	$29,886	8.0%	$32,840	8.0%

15.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Merchant fee income	$420	$437	$482
Accounts receivable servicing fees		35	170
Income from residential lending division		7	283
Increase in cash surrender value of life insurance policies (Note 16)	277	246	395
Other	234	256	216

	$931	$981	$1,546

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	OTHER NONINTEREST INCOME AND EXPENSE (Continued)

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Professional fees	$1,191	$1,061	$936
Outsourced item processing	414	369	391
Directors’ expense	371	390	321
Telephone and postage	336	375	403
Amortization of intangible assets	242	263	286
Stationery and supplies	208	205	274
Advertising and promotion	198	232	339
Other operating expenses	1,010	1,278	1,143

	$3,970	$4,173	$4,093

16.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participants’ contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company’s contributions totaled $173,000, $176,000 and $200,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants’ deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 6.5% at December 31, 2010. Deferred compensation, including interest earned, totaled $2,330,000, $2,167,000 and $2,023,000 at December 31, 2010, 2009 and 2008, respectively. The expense recognized under this plan totaled $150,000, $116,000 and $142,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	EMPLOYEE BENEFIT PLANS (Continued)

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. As of December 31, 2010 and 2009, the Company had accrued $867,000 and $764,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement. The expense recognized under this plan totaled $153,000, $141,000 and $188,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

In connection with these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $11,019,000 and $10,742,000 at December 31, 2010 and 2009, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Tax-exempt income on these policies, net of expense, totaled approximately $277,000, $246,000 and $395,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2010 (dollars in thousands):

Balance, January 1, 2010	$4,051

Disbursements	38
Amounts repaid	(113)

Balance, December 31, 2010	$3,976

Undisbursed commitments to related parties, December 31, 2010	$5

The Company also leases one of its branch facilities from a current member of the Company’s Board of Directors. Rental payments to the Director totaled $101,000, $87,000 and $85,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2010, 2009 and 2008, the Company had other comprehensive income (loss) as follows (dollars in thousands):

	Before Tax	Tax Expense	After Tax

For the Year Ended December 31, 2010

Other comprehensive income:
Unrealized holding gain	$2,478	$(987)	$1,491
Less reclassification adjustment for realized gains included in net income	7	(3)	4

	$2,471	$(984)	$1,487

For the Year Ended December 31, 2009

Other comprehensive loss:
Unrealized holding loss	$(26)	$10	$(16)
Less reclassification adjustment for realized gains included in net income	270	(111)	159

	$(296)	$121	$(175)

For the Year Ended December 31, 2008

Other comprehensive income:
Unrealized holding gains	$628	$(258)	$370
Less reclassification adjustment for realized gains included in net income	126	(52)	74

	$502	$(206)	$296

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2010 and 2009
(Dollars in thousands)

	2010	2009

ASSETS

Cash and due from banks	$6,157	$6,067
Investment in subsidiaries	84,803	82,572
Other assets	2,461	2,165

	$93,421	$90,804

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Other liabilities	$3,877	$3,459

Total liabilities	3,877	3,459

Shareholders’ equity:
Common stock	71,814	71,578
Retained earnings	16,021	15,545
Accumulated other comprehensive income, net of taxes	1,709	222

Total shareholders’ equity	89,544	87,345

	$93,421	$90,804

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008

Income:
Dividends declared by subsidiaries – eliminated in consolidation		$1,655	$4,560
Management fee from subsidiaries – eliminated in consolidation	$4,057	4,057	3,706
Other income	29	26	39

Total income	4,086	5,738	8,305

Expenses:
Salaries and employee benefits	3,125	2,696	2,582
Professional fees	360	404	390
Directors’ expense	308	325	248
Other expenses	645	684	668

Total expenses	4,438	4,109	3,888

(Loss) income before equity in undistributed income of subsidiaries	(352)	1,629	4,417

Equity in undistributed (distributed) income of subsidiaries	699	(49)	3,113

Income before income taxes	347	1,580	7,530

Income tax benefit	129	6	41

Net income	$476	$1,586	$7,571

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008

Cash flows from operating activities:
Net income	$476	$1,586	$7,571
Adjustments to reconcile net income to net cash provided by operating activities:
(Distributed) undistributed earnings of subsidiaries	(699)	49	(3,113)
Decrease in dividends receivable from subsidiaries			840
Equity-based compensation expense	236	210	291
Increase in other assets	(193)	(267)	(104)
Increase (decrease) in other liabilities	418	495	220

Net cash provided by operating activities	238	2,073	5,705

Cash flows from investing activities:
Purchase of equipment	(148)	(50)	(26)
Investment in subsidiary		(19,000)

Net cash used in investing activities	(148)	(19,050)	(26)

Cash flows from financing activities:
Cash dividends paid		(2,486)	(3,328)
Exercise of stock options, including tax benefit		33	354
Cash paid to repurchase common stock			(1,710)
Cash paid for fractional shares			(10)
Net proceeds from stock issuance		23,901

Net cash provided by (used in) financing activities	—	21,448	(4,694)

Net increase in cash and cash equivalents	90	4,471	985

Cash and cash equivalents at beginning of year	6,067	1,596	611

Cash and cash equivalents at end of year	$6,157	$6,067	$1,596

Selected Quarterly Information (Unaudited)
(In thousands, except per share and price range of common stock)

	March 31,	June 30,	September 30,	December 31,

2010

Interest income	$6,714	$6,473	$6,344	$6,175
Net interest income	5,772	5,582	5,506	5,396
Provision for loan and lease losses	1,641	2,011	2,025	1,688
Noninterest income	461	460	441	442
Noninterest expense	4,185	4,055	3,972	4,258
Income (loss) before taxes	407	(24)	(50)	(108)
Net income	306	54	39	77

Basic earnings per share	$.03	$.01	$.00	$.01
Diluted earnings per share	.03	.01	.00	.01
Cash dividends per share	—	—	—	—
Price range, common stock	$7.50-8.50	$7.50-8.50	$5.65-7.58	$5.50-6.49

2009

Interest income	$7,751	$7,321	$7,163	$6,887
Net interest income	6,339	6,018	5,928	5,747
Provision for loan and lease losses	1,229	3,800	1,001	2,500
Noninterest income	510	649	597	513
Noninterest expense	3,601	4,239	4,268	3,703
Income (loss) before taxes	2,019	(1,372)	1,256	57
Net income (loss)	1,283	(704)	827	180

Basic earnings (loss) per share	$.22	$(0.12)	$.14	$.03
Diluted earnings (loss) per share	.22	(0.12)	.14	.03
Cash dividends per share	.143	.143	—	—
Price range, common stock	$7.02-10.97	$7.90-12.15	$7.45-10.99	$6.00-7.98

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2010. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2010, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended December 31, 2010, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based upon those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

/s/ DAVID T. TABER	/s/ MITCHELL A. DERENZO
David T. Taber	Mitchell A. Derenzo
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)Financial Statements. Listed and included in Part II, Item 8.

(2)Financial Statement Schedules. Not applicable.

(3)Exhibits.

Exhibit
	Number	Document Description

	(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

	(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

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

*(10.20)
American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008, the Fourth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, and the Fifth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010.

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

**Incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

***Incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-119085) filed with the Commission on September 17, 2004.

An Annual Report for the fiscal year ended December 31, 2010 and Notice of Annual Meeting and Proxy Statement for the Company’s 2011 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

March 3, 2011	By:	/s/ DAVID T. TABER
David T. Taber
Chief Executive Officer
(Principal Executive Officer)

March 3, 2011	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. FITE	Director, Chairman	3/03/11
Charles D. Fite

/s/ ROGER J. TAYLOR	Director, Vice Chairman	3/03/11
Roger J. Taylor

/s/ AMADOR S. BUSTOS	Director	3/03/11
Amador S. Bustos

/s/ MITCHELL A. DERENZO	Chief Financial Officer	3/03/11
Mitchell A. Derenzo	(Principal Financial and Accounting Officer)

/s/ DORENE C. DOMINGUEZ	Director	3/03/11
Dorene C. Dominguez

/s/ ROBERT J. FOX	Director	3/03/11
Robert J. Fox

/s/ WILLIAM A. ROBOTHAM	Director	3/03/11
William A. Robotham

/s/ DAVID T. TABER	Director, Chief Executive Officer	3/03/11
David T. Taber	(Principal Executive Officer)

/s/ STEPHEN H. WAKS	Director	3/03/11
Stephen H. Waks

/s/ PHILIP A. WRIGHT	Director	3/03/11
Philip A. Wright

/s/ MICHAEL A. ZIEGLER	Director	3/03/11
Michael A. Ziegler

EXHIBIT INDEX

Exhibit Number	Description	Page

23.1	Consent of Perry-Smith LLP	116

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	117

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	118

32.1	Certification of American River Bankshares Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	119