Form 10-Q
period 2011-03-31
AMERICAN RIVER BANKSHARES
filed 2011-05-10
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to ____________________________________

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

No par value Common Stock – 9,873,437 shares outstanding at May 10, 2011.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Exhibit Index		50

3.1	Articles of Incorporation, as amended	51
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	64
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	65
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	66

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES
CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in thousands)	March 31,	December 31,
	2011	2010

ASSETS

Cash and due from banks	$33,678	$31,871
Interest-bearing deposits in banks	2,248	2,248
Investment securities:
Available-for-sale (amortized cost: 2011--$157,031; 2010--$151,667)	160,092	154,515
Held-to-maturity (fair value: 2011--$5,762; 2010--$6,472)	5,486	6,149
Loans and leases, less allowance for loan and lease losses of $7,362 at March 31, 2011 and $7,585 at December 31, 2010	325,647	338,533
Premises and equipment, net	2,057	2,026
Federal Home Loan Bank stock	3,348	3,486
Goodwill and other intangible assets	16,668	16,723
Other real estate owned	3,742	2,696
Accrued interest receivable and other assets	20,374	20,693
	$573,340	$578,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$130,152	$126,636
Interest-bearing	335,756	338,486
Total deposits	465,908	465,122

Short-term borrowings	7,000	7,000
Long-term borrowings	5,000	10,000
Accrued interest payable and other liabilities	5,482	7,274

Total liabilities	483,390	489,396

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 9,874,867 shares at March 31, 2011 and December 31, 2010	71,886	71,814
Retained earnings	16,227	16,021
Accumulated other comprehensive income, net of taxes	1,837	1,709

Total shareholders’ equity	89,950	89,544
	$573,340	$578,940

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(dollars in thousands, except per share data)
For the three months ended March 31,
	2011	2010

Interest income:
Interest and fees on loans	$4,997	$5,837
Interest on deposits in banks	6	—
Interest and dividends on investment securities:
Taxable	801	708
Exempt from Federal income taxes	150	169
Total interest income	5,954	6,714
Interest expense:
Interest on deposits	631	798
Interest on borrowings	94	144
Total interest expense	725	942

Net interest income	5,229	5,772

Provision for loan and lease losses	1,375	1,641

Net interest income after provision for loan and lease losses	3,854	4,131

Noninterest income:
Service charges on deposit accounts	197	233
Gain on sale of securities	2	2
Other noninterest income	234	226
Total noninterest income	433	461

Noninterest expense:
Salaries and employee benefits	2,080	1,994
Occupancy	278	331
Furniture and equipment	187	198
Federal Deposit Insurance Corporation assessments	298	319
Other expense	1,208	1,343
Total noninterest expense	4,051	4,185

Income before provision for income taxes	236	407

Provision for income taxes	30	101

Net income	$206	$306

Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03

Cash dividends per share	$—	$—

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total	Total
			Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Earnings	Income	Equity	Income

Balance, January 1, 2010	9,845,533	$71,578	$15,545	$222	$87,345

Comprehensive income:
Net income			476		476	$476
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,487	1,487	1,487

Total comprehensive income						$1,963
Restricted stock awarded and related compensation expense	29,334	47			47
Stock option compensation expense		189			189

Balance, December 31, 2010	9,874,867	71,814	16,021	1,709	89,544

Comprehensive income:
Net income			206		206	$206
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				128	128	128

Total comprehensive income						$334
Restricted stock compensation expense		28			28
Stock option compensation expense		44			44

Balance, March 31, 2011	9,874,867	$71,886	$16,227	$1,837	$89,950

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$206	$306
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,375	1,641
Decrease in deferred loan origination fees, net	(23)	(57)
Depreciation and amortization	187	210
Gain on sale and call of investment securities	(2)	(2)
Amortization of investment security premiums and discounts, net	818	510
Credit to accounts receivable servicing receivable allowance for losses	—	(4)
Increase in cash surrender values of life insurance policies	(68)	(59)
Stock based compensation expense	72	55
Loss on sale and write-down of other real estate owned	28	248
Decrease in accrued interest receivable and other assets	301	3,050
Decrease in accrued interest payable and other liabilities	(1,792)	(1,494)

Net cash provided by operating activities	1,102	4,404

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	—	9
Proceeds from matured and called available-for-sale investment securities	602	1,370
Purchases of available-for-sale investment securities	(13,141)	(22,329)
Proceeds from principal repayments for available-for-sale investment securities	6,345	4,152
Proceeds from principal repayments for held-to-maturity investment securities	677	1,851
Net increase in interest-bearing deposits in banks	—	—
Net decrease in loans	9,935	10,248
Proceeds from sale of other real estate	526	688
Net decrease in FHLB stock	138	—
Net decrease in accounts receivable servicing receivables	—	40
Purchases of equipment	(163)	(65)

Net cash provided by (used in) investing activities	4,919	(4,036)

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2011	2010

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$7,980	$4,066
Net decrease in time deposits	(7,194)	(4,677)
Net decrease in short-term borrowings	—	(5,000)
Net decrease in long-term borrowings	(5,000)	(5,000)

Net cash used in financing activities	$(4,214)	$(10,611)

Increase (decrease) in cash and cash equivalents	1,807	(10,243)

Cash and cash equivalents at beginning of year	31,871	58,493

Cash and cash equivalents at end of period	$33,678	$48,250

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments  (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at March 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for the three-month periods ended March 31, 2011 and 2010 and its statement of changes in shareholders’ equity for the year ended December 31, 2010 and the three months ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The Company believes that the disclosures are adequate to make the information not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 annual report on Form 10-K.   The results of operations for the three-month period ended March 31, 2011 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan was approved by the Company’s shareholders on May 20, 2010.  In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 379,571 options remain outstanding at March 31, 2011.  The total number of authorized shares that remain available for issuance under the 2010 Plan is 1,447,495.  The 2010 Plan provides for the following types of stock-based awards:  incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units.  Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options.  Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonstatutory agreements and other awards agreements.  The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is granted.  The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors.  Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan.  New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended March 31, 2011 and 2010, the compensation cost recognized for equity compensation was $72,000 and $55,000, respectively.  The recognized tax benefit for equity compensation expense was $20,000 and $10,000, for the three-month periods ended March 31, 2011 and 2010, respectively.

At March 31, 2011, the total compensation cost related to nonvested stock option awards not yet recorded is expected to be $140,000.  This amount will be recognized over the next four years and the weighted average period of recognizing these costs is expected to be 1.5 years. At March 31, 2011, the total compensation cost related to restricted stock awards not yet recorded is expected to be $130,000.  This amount will be recognized over the next four and a half years and the weighted average period of recognizing these costs is expected to be 1.4 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month periods ended March 31, 2011 and 2010.  A summary of option activity under the Plans as of March 31, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	379,571	$17.18	4.7 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding at March 31, 2011	379,571	$17.18	4.4 years	$—

Exercisable at March 31, 2011	306,943	$18.10	4.8 years	$—

Restricted Stock

There was no restricted stock awarded during the three month periods ended March 31, 2011 or 2010.  There were no restricted awards that were fully vested, nor were there any awards that had been forfeited during the same period and the intrinsic value at March 31, 2011 was $194,000.

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three month periods ended March 31, 2011 or 2010.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $6.60 as of March 31, 2011.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $41,419,000 and standby letters of credit of approximately $10,121,000 at March 31, 2011.  Such loan commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans.  However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2011 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party.  These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The majority of all such commitments are collateralized.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees was not significant at March 31, 2011 or March 31, 2010.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (9,845,533 shares for the three-month period ended March 31, 2011 and 2010).  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock.  Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards (8,122 shares for the three-month period ended March 31, 2011 and zero shares for the three-month period ended March 31, 2010).  Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is comprised of net income plus other comprehensive income.  Other comprehensive income, net of taxes, was comprised of the unrealized gains on available-for-sale investment securities of $128,000 for the three-month period ended March 31, 2011 and $966,000 for the three-month period ended March 31, 2010. Comprehensive income was $334,000 for the three-month period ended March 31, 2011 and $1,272,000 for the three-month period ended March 31, 2010.  Reclassification adjustments resulting from gain or loss on sale of investment securities were not significant for all periods presented.

6. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at March 31, 2011 and December 31, 2010 consisted of the following (dollars in thousands):

Available-for-Sale
	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$139,337	$3,327	$(469)	$142,195
Obligations of states and political subdivisions	17,617	303	(112)	17,808
Equity securities:
Corporate stock	77	17	(5)	89
	$157,031	$3,647	$(586)	$160,092

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$135,915	$3,156	$(427)	$138,644
Obligations of states and political subdivisions	15,675	242	(125)	15,792
Equity securities:
Corporate stock	77	8	(6)	79
	$151,667	$3,406	$(558)	$154,515

Net unrealized gains on available-for-sale investment securities totaling $3,061,000 were recorded, net of $1,224,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2011.  Proceeds and gross realized gains from the call of available-for-sale investment securities for the period ended March 31, 2011 totaled $287,000 and $2,000, respectively.  There were no sales or transfers of available-for-sale investment securities for the period ended March 31, 2011.

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

Held-to-Maturity
March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$5,486	$276	$—	$5,762

December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$6,149	$323	$—	$6,472

There were no sales of held-to-maturity investment securities for the three months ended March 31, 2011 and the year ended December 31, 2010 and no transfers of held-to-maturity investment securities for the periods ended March 31, 2011 and December 31, 2010.

Investment securities with unrealized losses at March 31, 2011 and December 31, 2010 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$22,534	$(469)			$22,534	$(469)
Obligations of states and political subdivisions	4,304	(72)	$840	$(40)	5,144	(112)
Equity Securities:
Corporate stock			6	(5)	6	(5)
	$26,838	$(541)	$846	$(45)	$27,684	$(586)

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$29,535	$(427)			$29,535	$(427)
Obligations of states and political subdivisions	5,169	(125)			5,169	(125)
Equity Securities:
Corporate stock	5	(2)	$5	$(4)	10	(6)
	$34,709	$(554)	$5	$(4)	$34,714	$(558)

There were no held-to-maturity investment securities with unrealized losses as of March 31, 2011 or December 31, 2010.

At March 31, 2011, the Company held 170 securities of which 20 were in a loss position for less than twelve months and 9 were in a loss position for twelve months or more.  Of the 29 securities in a loss position, 11 are mortgage-backed securities, 11 are obligations of states and political subdivisions and 7 are corporate stocks.  At December 31, 2010, the Company held 168 securities of which 29 were in a loss position for less than twelve months and 5 were in a loss position for twelve months or more.  Of the 34 securities in a loss position, 15 are mortgage-backed securities, 11 are obligations of states and political subdivisions and 8 are corporate stocks.

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

The amortized cost and estimated fair values of investment securities at March 31, 2011 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$907	$915
After one year through five years	5,079	5,190
After five years through ten years	6,093	6,193
After ten years	5,538	5,510
	17,617	17,808
Investment securities not due at a single maturity date:
Mortgage-backed securities	139,337	142,195	$5,486	$5,762
Corporate stock	77	89
	$157,031	$160,092	$5,486	$5,762

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

7. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At March 31, 2011 and December 31, 2010, the recorded investment in nonperforming loans and leases was approximately $21,595,000 and $22,571,000, respectively.  Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection.  The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  At March 31, 2011, the recorded investment in loans and leases that were considered to be impaired totaled $38,550,000, which includes $21,338,000 in nonperforming loans and leases and $17,212,000 in performing loans and leases.  Of the total impaired loans of $38,550,000, loans totaling $21,699,000 were deemed to require no specific reserve and loans totaling $16,851,000 were deemed to require a related valuation allowance of $1,035,000.  At December 31, 2010, the recorded investment in loans and leases that were considered to be impaired totaled $40,237,000 and had a related valuation allowance of $1,619,000.  If interest had been accruing on the nonperforming loans, such income would have approximated $425,000 and $302,000 for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, there were 27 loans and leases that were considered to be troubled debt restructurings.  Of these loans and leases, 14 were modified and are currently performing (less than ninety days past due) totaling $8,215,000 and 13 are considered nonperforming (and included in the $21,595,000 noted above), totaling $6,700,000.  At March 31, 2011 and December 31, 2010, there were no unfunded commitments on those loans considered troubled debt restructures.

At March 31, 2011 and December 31, 2010, the recorded investment in other real estate owned (“OREO”) was  $3,742,000 and $2,696,000, respectively.  For the three months ended March 31, 2011, the Company transferred six properties from four relationships with loan balances in the amount of $1,988,000 to OREO and subsequently wrote these balances down by $222,000 to $1,766,000, and sold three properties with balances of $554,000 for a net loss of $28,000.  In addition to the $222,000 write downs, the Company also adjusted the balances, through charges to the allowance for loan and lease losses, to properties obtained in the prior quarter in the amount of $166,000.  The  March 31, 2011 OREO balance of $3,742,000 consists of 17 properties including 7 residential land properties in the amount of $513,000, 2 commercial land properties totaling $732,000, 4 commercial real estate properties in the amount of $1,717,000 and 4 are residential real estate properties in the amount of $780,000.  Nonperforming loans and leases and OREO at March 31, 2011 and December 31, 2010 are summarized as follows:

(in thousands)	March 31, 2011	December 31, 2010

Nonaccrual loans and leases that are current to terms	$1,559	$3,004
Nonaccrual loans and leases that are past due	20,036	19,567
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	3,742	2,696
Total nonperforming assets	$25,337	$25,267

Nonperforming loans and leases to total loans and leases	6.48%	6.52%
Total nonperforming assets to total assets	4.42%	4.36%

Impaired loans and leases as of and for the periods ended March 31, 2011 and December 31, 2010 are summarized as follows:

March 31, 2011		Unpaid		Average	Interest
(dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial:
Commercial	$5,460	$7,286	—	$5,243	$44
Real estate:
Commercial	7,301	9,186	—	8,183	55
Multi-family	2,589	2,682	—	1,985	9
Construction	4,586	6,620	—	4,641	—
Residential	1,478	1,776	—	1,571	8
Other:
Agriculture	129	322	—	129	—
Consumer	156	156	—	182	4
	$21,699	$28,028	$—	$21,934	$120

With an allowance recorded:
Commercial:
Commercial	$1,209	$1,209	$30	$2,220	$16
Real estate:
Commercial	12,880	14,169	789	12,500	81
Multi-family	—	—	—	607	—
Construction	441	580	9	221	6
Residential	1,832	1,874	197	1,422	21
Other:
Agriculture	—	—	—	—	—
Consumer	489	489	10	490	6
	$16,851	$18,321	$1,035	$17,460	$130
Total:
Commercial:
Commercial	$6,669	$8,495	$30	$7,463	$60
Real estate:
Commercial	20,181	23,355	789	20,684	136
Multi-family	2,589	2,682	—	2,592	9
Construction	5,027	7,200	9	4,861	6
Residential	3,310	3,650	197	2,993	29
Other:
Agriculture	129	322	—	129	—
Consumer	645	645	10	672	10
	$38,550	$46,349	$1,035	$39,394	$250

December 31, 2010		Unpaid		Average	Interest
(dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial:
Commercial	$5,026	$5,418	—	$5,042	$137
Real estate:
Commercial	9,066	12,149	—	14,013	424
Multi-family	1,382	2,382	—	1,383	70
Construction	4,695	7,064	—	6,545	43
Residential	1,663	1,835	—	1,593	50
Other:
Agriculture	129	322	—	206	4
Consumer	207	207	—	317	16
	$22,168	$29,377	$—	$29,099	$744

With an allowance recorded:
Commercial:
Commercial	$3,231	$3,231	$274	$3,452	$196
Real estate:
Commercial	12,120	12,584	1,160	9,369	456
Multi-family	1,214	1,214	22	1,321	44
Residential	1,013	1,013	152	861	51
Other:
Consumer	491	491	11	492	24
	$18,069	$18,533	$1,619	$15,495	$771

Total:
Commercial:
Commercial	$8,257	$8,649	$274	$8,494	$333
Real estate:
Commercial	21,186	24,733	1,160	23,382	880
Multi-family	2,596	3,596	22	2,704	114
Construction	4,695	7,064	—	6,545	43
Residential	2,676	2,848	152	2,454	101
Other:
Agriculture	129	322	—	206	4
Consumer	698	698	11	809	40
	$40,237	$47,910	$1,619	$44,594	$1,515

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of March 31, 2011 and December 31, 2010 are summarized below:

March 31, 2011	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)
		Real Estate
	Commercial	Commercial	Multi-Family	Construction	Residential
Grade:
Pass	$34,636	$170,736	$6,018	$6,771	$17,761
Watch	3,146	11,839	1,206	1,908	55
Special mention	4,157	11,914	—	838	3,869
Substandard	9,403	16,679	1,382	4,898	3,181
Doubtful	479	—	—	129	—
Total	$51,821	$211,168	$8,606	$14,544	$24,866

	Other Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Leases	Agriculture	Consumer
Grade:
Pass	$2,359	$6,247	$11,563
Watch	—	985	606
Special mention	—	—	270
Substandard	25	129	224
Doubtful	—	—	—
Total	$2,384	$7,361	$12,663

December 31, 2010	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)
		Real Estate
	Commercial	Commercial	Multi-Family	Construction	Residential
Grade:
Pass	$39,335	$175,319	$4,371	$7,884	$21,928
Watch	3,515	11,021	1,214	1,632	—
Special mention	4,228	11,713	—	1,178	953
Substandard	11,012	18,023	1,383	5,277	3,218
Doubtful	171	—	—	—	—
Total	$58,261	$216,076	$6,968	$15,971	$26,099

	Other Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Leases	Agriculture	Consumer

Grade:
Pass	$2,740	$6,484	$12,277
Watch	—	589	514
Special mention	—	—	178
Substandard	26	129	217
Doubtful	—	—	16
Total	$2,766	$7,202	$13,202

The allocation of the Company’s allowance for loan and lease losses as of March 31, 2011 and December 31, 2010, by portfolio segment and by impairment methodology are summarized below:

March 31, 2011
(dollars in thousands)		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance allocated to portfolio segments	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585
Charge-offs	(291)	(1,123)	—	(63)	(262)	—	—	(6)	—	(1,745)
Recoveries	133	—	—	—	—	—	—	14	—	147
Provision	(70)	1,187	12	(416)	375	88	4	(17)	212	1,375
Ending balance allocated to portfolio segments	$2,346	$2,779	$127	$611	$694	$95	$135	$212	$363	$7,362

Ending balance:
Individually evaluated for impairment	$30	$789	$—	$9	$197	$—	$—	$10	$—	$1,035

Ending balance:
Collectively evaluated for impairment	$2,316	$1,990	$127	$602	$497	$95	$135	$202	$363	$6,327

Loans

Ending balance	$51,821	$211,168	$8,606	$14,544	$24,866	$2,384	$7,361	$12,663	$—	$333,413

Ending balance:
Individually evaluated for impairment	$6,669	$20,181	$2,589	$5,027	$3,310	$—	$129	$645	$—	$38,550

Ending balance:
Collectively evaluated for impairment	$45,152	$190,987	$6,017	$9,517	$21,556	$2,384	$7,232	$12,018	$—	$294,863

December 31, 2010
(dollars in thousands)		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Ending balance allocated to portfolio segments	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585

Ending balance:
Individually evaluated for impairment	$274	$1,160	$22	$—	$152	$—	$—	$11	$—	$1,619

Ending balance:
Collectively evaluated for impairment	$2,300	$1,555	$93	$1,090	$429	$7	$131	$210	$151	$5,966
Loans

Ending balance	$58,261	$216,076	$6,968	$15,971	$26,099	$2,766	$7,202	$13,202	$—	$346,545

Ending balance:
Individually evaluated for impairment	$8,257	$21,186	$2,596	$4,695	$2,676	$—	$129	$698	$—	$40,237

Ending balance:
Collectively evaluated for impairment	$50,004	$194,890	$4,372	$11,276	$23,423	$2,766	$7,073	$12,504	$—	$306,308

The Company’s aging analysis of the loan and lease portfolio at March 31, 2011 and December 31, 2010 are summarized below:

March 31, 2011							Past Due
(dollars in thousands)			Past Due				Greater
			Greater				Than
	30-59 Days	60-89 Days	Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$139	$224	$3,026	$3,389	$48,432	$51,821	—	$3,258
Real estate:
Commercial	393	1,301	6,291	7,985	203,183	211,168	—	9,888
Multi-family		20	1,383	1,403	7,203	8,606	—	1,383
Construction	290	—	4,673	4,963	9,581	14,544	—	4,672
Residential	184	—	1,208	1,392	23,474	24,866	—	1,707
Other:
Leases	—	—	25	25	2,359	2,384	—	25
Agriculture	—	—	129	129	7,232	7,361	—	129
Consumer	57	6	462	525	12,138	12,663	—	533
Total	$1,063	$1,551	$17,197	$19,811	$313,602	$333,413	$—	$21,595

December 31, 2010							Past Due
(dollars in thousands)			Past Due				Greater
			Greater				Than
	30-59 Days	60-89 Days	Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$219	$19	$3,346	$3,584	$54,677	$58,261	—	$3,491
Real estate:
Commercial	1,207	3,140	10,101	14,448	201,628	216,076	—	10,975
Multi-family	—		1,383	1,383	5,585	6,968	—	1,383
Construction	—	1,835	2,859	4,694	11,277	15,971	—	4,694
Residential	795	366	1,149	2,310	23,789	26,099	—	1,554
Other:
Leases	—	—	28	28	2,738	2,766	—	28
Agriculture	—	—	129	129	7,073	7,202	—	129
Consumer	123	8	221	352	12,850	13,202	—	317

Total	$2,344	$5,368	$19,216	$26,928	$319,617	$346,545	$—	$22,571

9. BORROWING ARRANGEMENTS

At March 31, 2011, the Company had $20,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2011 or December 31, 2010.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $12,000,000 were outstanding from the FHLB at March 31, 2011, bearing interest rates ranging from 2.08% to 3.78% and maturing between August 22, 2011 and January 13, 2014. Advances totaling $17,000,000 were outstanding from the FHLB at December 31, 2010, bearing interest rates ranging from 1.85% to 3.78% and maturing between March 11, 2011 and January 13, 2014. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2011 and December 31, 2010 totaled $70,058,000 and $55,165,000, respectively. The increased borrowing capacity during the first quarter of 2011 resulted from the reduction in outstanding borrowings and an increase in the borrowing capacity of the pledged collateral. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at March 31, 2011 and December 31, 2010 were $27,842,000 and $30,702,000, respectively. There were no advances outstanding under this borrowing arrangement as of March 31, 2011 and December 31, 2010.

10. INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for (benefit from) income taxes.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three month period ended March 31, 2011.

11. FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:

Cash and cash equivalents	$33,678	$33,678	$31,871	$31,871
Interest-bearing deposits in banks	2,248	2,248	2,248	2,248
Investment securities	165,578	165,854	160,664	160,987

Loans and leases, net	325,647	319,884	338,533	332,964
FHLB stock	3,348	3,348	3,486	3,486
Accrued interest receivable	1,861	1,861	1,876	1,876
Cash surrender values of life insurance policies	11,087	11,087	11,019	11,019

Financial liabilities:

Deposits	$465,908	$466,767	$465,122	$465,985
Short-term borrowings	7,000	7,000	7,000	7,000
Long-term borrowings	5,000	5,174	10,000	10,523
Accrued interest payable	184	184	268	268

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at March 31, 2011 and December 31, 2010:

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

Cash surrender values of life insurance policies: The fair values of life insurance policies are based on cash surrender values at each reporting date as provided by insurers.

Deposits: The fair values for non-maturing deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis with interest rates offered at each reporting date for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Short-term and long-term borrowings: The fair values of short-term borrowings are estimated to be the carrying amount. The fair values of long-term borrowings are estimated using a discounted cash flow analysis with interest rates currently available for similar debt instruments.

Commitments to extend credit: The fair value of commitments is based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at March 31, 2011 and December 31, 2010.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Description	Fair Value	Fair Value Measurements Using			Total Gains (Losses)
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$142,195		$142,195
Obligations of states and political subdivisions	17,808		17,808
Corporate stock	89	$30	59
Total recurring	$160,092	$30	$160,062	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,179	$—	$—	$1,179	$19
Real estate:
Commercial	12,312	—	1,540	10,772	(22)
Multi-family	—	—	—	—	—
Construction	433	—	80	353	(22)
Residential	1,634	—	359	1,275	295
Other:
Leases	—	—	—	—	—
Agriculture	—	—	—	—	—
Consumer	479	—	—	479	—
Other real estate owned	3,742	—	3,742	—	172
Total nonrecurring	$19,779	$—	$5,721	$14,058	$442

December 31, 2010
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$138,644	—	$138,644	—	—
Obligations of states and political subdivisions	15,792	—	15,792	—	—
Corporate stock	79	$75	4
Total recurring	$154,515	$75	$154,440	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$4,197	$—	$3,870	$327	$(275)
Real estate:
Commercial	18,504	—	6,388	12,116	(381)
Multi-family	1,214	—	—	1,214	(93)
Construction	2,298	—	2,298	—	(952)
Residential	2,098	—	1,085	1,013	(162)
Other:
Leases	27	—	—	27	—
Agriculture	129	—	129	—	—
Consumer	490	—	—	490	109
Other real estate owned	2,696	—	2,696	—	(908)
Total nonrecurring	$31,653	$—	$16,466	$15,187	$(2,662)

There were no significant transfers between level 1and level 2 during the three months ended March 31, 2011 or the twelve months ended December 31, 2010.

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities - Fair values for investment securities are based on evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Evaluated pricing applications apply available information, as applicable, through processes such as benchmark curves, benchmarking to similar securities, sector groupings, and matrix pricing.

Impaired loans and leases - The fair value calculation for impaired loans and leases is based upon the fair values of the assets obtained through either collateral valuations or present value of future cash flows. For Level 2 impaired loans and leases, the analysis consists of a collateral analysis inclusive of an appraisal and detailed review of any mitigating factors pertaining to a complete valuation of the asset. For Level 3 impaired loans or leases, the analysis is one of determining the credit’s value based upon a review of the present value of the loan or lease’s future cash flows.

Other real estate owned - Other real estate owned (“OREO”) represents real estate which the Company has title to in partial or full satisfaction of loans. At or near the time of foreclosure, the Company obtains an independent third-party appraisal and the OREO is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis. The value of the OREO properties is periodically assessed by performing a property valuation, which could include a full or partial appraisal, and performed by either internally or by an independent third-party.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new standard provides clarification on what types of loan modifications constitute a troubled debt restructuring. The new standard provides that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The Company is required to adopt the provisions of ASU No. 2011-02 in its first interim period beginning on or after June 15, 2011, which must be applied retrospectively to any restructurings that occurred during the year of adoption. The Company is currently assessing the potential effect, if any, on its financial statements.

13. OTHER MATTERS

In February 2010, in connection with American River Bank’s (the “Bank”) regularly scheduled 2009 Federal Deposit Insurance Corporation (the “FDIC”) examination, the Bank entered into a Memorandum of Understanding (the “Memorandum”) with the FDIC and the California Commissioner of Financial Institutions. The Memorandum covers actions to be taken by the Board of Directors and management to (a) enhance BSA compliance; (b) reduce the Bank’s level of classified assets and further strengthen and improve the Bank’s asset quality; (c) request regulatory approval prior to paying any cash dividends; and (d) maintain the Bank’s Tier 1 Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%. As of March 31, 2011, the foregoing ratios for the Bank were 12.0% and 19.8%, respectively. The Company believes that the Bank is currently in compliance in all material respects with the actions described in the Memorandum. Consequently, the Company does not expect these actions to significantly change its business strategy in any material respect; however, noncompliance with provisions of the Memorandum could result in regulatory enforcement actions that could have a material adverse effect upon the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2010 and March 31, 2011 and its income and expense accounts for the three-month periods ended March 31, 2011 and 2010. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branch offices constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company performed an evaluation of goodwill, recorded as a result of the Bank of Amador acquisition, during the fourth quarter of 2010 and determined that there was no impairment. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows upon which the assessment is based.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for (benefit from) income taxes.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three month period ended March 31, 2011.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 111 full-time employees as of March 31, 2011.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act includes a permanent increase to $250,000 as the maximum FDIC insurance limit per depositor retroactive to January 1, 2008 and the extension of unlimited FDIC insurance for noninterest-bearing transaction accounts effective December 31, 2010 through December 31, 2012. On November 9, 2010, the FDIC implemented a final rule to increase the coverage and extension of FDIC insurance under the Dodd-Frank Act. FDIC insurance coverage and assessments are discussed under “Item 1A--Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for most types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2011, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $206,000 for the quarter ended March 31, 2011, which was $100,000 (32.7%) below the $306,000 reported for the same period of 2010. Diluted earnings per share for the first quarter of 2011 were $0.02 compared to $0.03 recorded in the first quarter of 2010. The return on average equity (ROAE) and the return on average assets (ROAA) for the first quarter of 2011 were 0.93% and 0.14%, respectively, as compared to 1.41% and 0.21%, respectively, for the same period in 2010.

Total assets of the Company decreased by $5,600,000 (1.0%) from $578,940,000 at December 31, 2010 to $573,340,000 at March 31, 2011. Net loans totaled $325,647,000 at March 31, 2011, down $12,886,000 (3.8%) from $338,533,000 at December 31, 2010. Deposit balances at March 31, 2011 totaled $465,908,000, up slightly from the $465,122,000 at December 31, 2010.

The Company ended the first quarter of 2011 with a Tier 1 capital ratio of 12.8% and a total risk-based capital ratio of 21.0% compared to 12.6% and 20.3%, respectively, at December 31, 2010. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income
	For the three months
	ended March 31
(dollars in thousands)	2011	2010
Net interest income*	$5,279	$5,829
Provision for loan losses	(1,375)	(1,641)
Noninterest income	433	461
Noninterest expense	(4,051)	(4,185)
Provision for income taxes	(30)	(101)
Tax equivalent adjustment	(50)	(57)

Net income	$206	$306

Average total assets	$576,622	$584,343
Net income (annualized) as a percentage of average total assets	0.14%	0.21%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 4.24% for the three months ended March 31, 2011 down 49 basis points from 4.73% for the three months ended March 31, 2010.

The fully taxable equivalent interest income component for the first quarter of 2011 decreased $767,000 (11.3%) to $6,004,000 compared to $6,771,000 for the three months ended March 31, 2010. The decrease in the fully taxable equivalent interest income for the first quarter of 2011 compared to the same period in 2010 is broken down by rate (down $421,000) and volume (down $346,000). The rate decrease can be attributed to the overall lower interest rate environment, forgone interest on nonaccrual loans, and lower average loans replaced with higher average investment securities. During the first quarter of 2011, foregone interest income on nonaccrual loans was approximately $425,000, compared to foregone interest of $302,000 during the first quarter of 2010. The foregone interest of $425,000 had a 34 basis point negative impact on the yield on earning assets. The average balance of earning assets increased 1.0% from $500,142,000 in the first quarter of 2010 to $505,041,000 in the first quarter of 2011. The overall increase in average assets during the three-month period was predominately related to an increase in investment securities offset by a decrease in loans. When compared to the first quarter of 2010, average investment securities were up $43,298,000 (35.5%) to $165,123,000 for the first quarter of 2011 and average loan balances were down $40,647,000 (10.7%) to $337,670,000 for the first quarter of 2011. Non-earning cash and principal reductions from loan balances were invested into investment securities. The change in the mix of assets, caused by a reduction in loan balances and an increase in lower yielding investment security balances, contributed to the decrease in the net interest margin. The overall low interest rate environment, the negative effect of the foregone interest on loans, and the change in the asset mix resulted in a 67 basis point decrease in the yield on average earning assets from 5.49% for 2010 to 4.82% for 2011. The volume decrease of $346,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans.

Interest expense was $217,000 (11.3%) lower in the first quarter of 2011 versus the first quarter of 2010. The average balances on interest bearing liabilities were $18,802,000 (5.3%) lower in the first quarter of 2011 compared to the same quarter in 2010. The lower balances accounted for a $99,000 decrease in interest expense for the same periods. Average borrowings were down $8,167,000 (34.8%) and average time deposits balances were down $21,399,000 (16.7%) during the first quarter of 2010 compared to the first quarter of 2011. The Company focused its marketing efforts on replacing higher cost borrowings and time deposits with lower cost checking and money market accounts. Despite the drop in average time deposits, average total deposit balances increased slightly from $466,225,000 during the first quarter of 2010 to $466,234,000 during the first quarter of 2011. The Company continues to have success attracting new deposit relationships as a direct result of its business development efforts. As a result of the lower overall interest rate environment, the decrease in rates accounted for a $118,000 reduction in interest expense for the three-month period ended March 31, 2011 compared to the same quarter in 2010. Rates paid on interest bearing liabilities decreased 19 basis points from 1.03% to 0.84% for the first quarter of 2010 compared to the first quarter of 2011.

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
	2011			2010
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$337,670	$4,997	6.00%	$378,317	$5,837	6.26%
Taxable investment securities	150,114	801	2.16%	105,426	708	2.72%
Tax-exempt investment securities (2)	14,982	200	5.41%	16,374	225	5.57%
Corporate stock (2)	27	—	—	25	1	16.22%
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	2,248	6	1.08%	—	—	—
Total earning assets	505,041	6,004	4.82%	500,142	6,771	5.49%
Cash & due from banks	36,903			46,942
Other assets	42,435			45,560
Allowance for loan & lease losses	(7,757)			(8,301)
	$576,622			$584,343

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$183,617	295	0.65%	$181,608	350	0.78%
Savings	45,830	54	0.48%	38,075	57	0.61%
Time deposits	106,968	282	1.07%	128,367	391	1.24%
Other borrowings	15,333	94	2.49%	23,500	144	2.49%
Total interest bearing liabilities	351,748	725	0.84%	371,550	942	1.03%
Noninterest bearing demand deposits	129,819			118,175
Other liabilities	5,594			6,526
Total liabilities	487,161			496,251
Shareholders’ equity	89,461			88,092
	$576,622			$584,343
Net interest income & margin (3)		$5,279	4.24%		$5,829	4.73%

(1)	Loan interest includes loan fees of $2,000 and $21,000 during the three months ending March 31, 2011 and March 31, 2010, respectively. Average loan balances include non-performing loans.
(2)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2011 and 2010.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in quarter (90 days) and annualized to actual days in year (365 days).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended March 31, 2011 over 2010 (dollars in thousands)
Increase (decrease) due to change in:
	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans (1)(2)	$(627)	$(213)	$(840)
Taxable investment securities	300	(207)	93
Tax exempt investment securities (3)	(19)	(6)	(25)
Corporate stock	—	(1)	(1)
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	6	6
Total	(346)	(421)	(767)
Interest-bearing liabilities:
Interest checking and money market	4	(59)	(55)
Savings deposits	12	(15)	(3)
Time deposits	(65)	(44)	(109)
Other borrowings	(50)	—	(50)
Total	(99)	(118)	(217)
Interest differential	$(247)	$(303)	$(550)

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.
(2)	Loan fees of $2,000 and $21,000 during the three months ending March 31, 2011 and March 31, 2010, respectively, have been included in the interest income computation.
(3)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2011 and 2010.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $1,375,000 for loan and lease losses for the first quarter of 2011 as compared to $1,641,000 for the first quarter of 2010. Net loan and lease losses for the three months ended March 31, 2011 were $1,598,000 or 1.92% (on an annualized basis) of average loans and leases as compared to $1,170,000 or 1.25% (on an annualized basis) of average loans and leases for the three months ended March 31, 2010. The Company has continued to provide significant amounts to the reserve for loan and lease losses for 2011 resulting from a continued high level of nonperforming loans and leases. The high level of nonperforming loans and leases is due to the impact that the overall challenging economy in the Company’s market areas and the United States, overall, has had on the Company’s borrowers. Although loan charge-offs increased from 2010 to 2011, the provision for loan and lease losses decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The majority of the loans charged off in the first three months of 2011 had specific reserves and those reserves were reduced as the loan balances were partially charged off. At March 31, 2011, specific reserves were $1,035,000 compared to $1,619,000 as of December 31, 2010. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended March 31,
	2011	2010
Service charges on deposit accounts	$197	$233
Gain on sale of securities	2	2
Merchant fee income	102	97
Bank owned life insurance	68	59
Other	64	70
Total noninterest income	$433	$461

Noninterest income decreased $28,000 (6.1%) to $433,000 for the three months ended March 31, 2011 as compared to $461,000 for the three months ended March 31, 2010. The decrease from the first quarter of 2010 to the first quarter of 2011 was primarily related to a decline in service charge income of $36,000 or 15.5% due to a decrease in fees from overdraft charges.

Noninterest Expense

Noninterest expense decreased $134,000 (3.2%) to a total of $4,051,000 in the first quarter of 2011 versus $4,185,000 in the first quarter of 2010. Salary and employee benefits expense increased $86,000 (4.3%) from $1,994,000 during the first quarter of 2010 to $2,080,000 during the first quarter of 2011. The increase in salary and employee benefits expense was due in part to a decrease in direct costs associated with the production of new loans and higher employer taxes and group insurance. The Company allocates the direct costs of originating loans as a credit to salary expense in accordance with generally accepted accounting principles. As loan volume decreases there are less direct costs of loan production charged against salary expense. The offset from direct cost reimbursement decreased $23,000 (22.1%) from $104,000 in 2010 to $81,000 in 2011. Taxes and insurance increased $43,000 (14.1%) from $306,000 in the first quarter of 2010 to $349,000 in the first quarter of 2011. Overall salary expense increased $12,000 (0.8%). On a quarter-over-quarter basis, occupancy expense decreased $53,000 (16.0%) and furniture and equipment expense decreased $11,000 (5.6%). FDIC assessments decreased $21,000 (6.6%) during 2011 to $298,000, from $319,000 in 2010. Other expense decreased $135,000 (10.1%) to a total of $1,208,000 in the first quarter of 2011 versus $1,343,000 in the first quarter of 2010. Much of the Other expense decrease is related to lower costs associated with maintaining the Company’s other real estate owned (“OREO”) properties. The total OREO expense in the first quarter of 2011 was $179,000 compared to $381,000 for the same period in 2010. Much of this OREO decrease is related to lower valuation allowances in 2011 as compared to 2010. The fully taxable equivalent efficiency ratio for the first quarter of 2011 increased to 69.96% from 65.56% for the first quarter of 2010.

Provision for Income Taxes

Federal and state income taxes for the quarter ended March 31, 2011 decreased $71,000 (70.3%) to $30,000, compared to $101,000 in the first quarter of 2010. The decrease was primarily related to the lower level of taxable income. The effective tax rate for the quarter ended March 31, 2011 was 12.7%, a decrease from 24.8% for the first quarter of 2010. The lower effective tax rate in 2011 results from the Company realizing the benefits of tax-free income related to such items as municipal bonds and bank owned life insurance against an overall lower amount of taxable income.

Balance Sheet Analysis

The Company’s total assets were $573,340,000 at March 31, 2011 as compared to $578,940,000 at December 31, 2010, representing a decrease of $5,600,000 (1.0%). The average assets for the three months ended March 31, 2011 were $576,622,000, which represents a decrease of $7,721,000 or 1.3% over the balance of $584,343,000 during the three-month period ended March 31, 2010.

Investment Securities

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. During the first quarter of 2011, the Company used the proceeds from loan paydowns and maturities and principal payments from investment securities to purchase mortgage backed-securities and municipal bonds. Table Five below summarizes the values of the Company’s investment securities held on March 31, 2011 and December 31, 2010.

Table Five: Investment Securities Composition
(dollars in thousands)

Available-for-sale (at fair value)	March 31, 2011	December 31, 2010
Debt securities:
Mortgage-backed securities	$142,195	$138,644
Obligations of states and political subdivisions	17,808	15,792
Corporate stock	89	79
Total available-for-sale investment securities	$160,092	$154,515
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$5,486	$6,149
Total held-to-maturity investment securities	$5,486	$6,149

Management periodically evaluates each investment security in a loss position for other than temporary impairment relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be until maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily-impaired.

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $6 million in new loans during the first three months of 2011. Normal pay downs, loan charge-offs, and loans transferred to OREO resulted in an overall decrease in total loans and leases of $13,132,000 (3.8%) from December 31, 2010. The market in which the Company operates continues to see a slowdown in new loan volume as existing borrowers continue to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of March 31, 2011 and December 31, 2010.

Table Six: Loan and Lease Portfolio Composition
(dollars in thousands)	March 31, 2011		December 31, 2010		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$51,821	16%	$58,261	17%	$(6,440)	(11.1%)
Real estate
Commercial	211,168	63%	216,076	62%	(4,908)	(2.3%)
Multi-family	8,606	3%	6,968	2%	1,638	23.5%
Construction	14,544	4%	15,971	5%	(1,427)	(8.9%)
Residential	24,866	7%	26,099	7%	(1,233)	(4.7%)
Lease financing receivable	2,384	1%	2,766	1%	(382)	(13.8%)
Agriculture	7,361	2%	7,202	2%	159	2.2%
Consumer	12,663	4%	13,202	4%	(539)	(4.1%)
Total loans and leases	333,413	100%	346,545	100%	(13,132)	(3.8%)
Deferred loan and lease fees, net	(404)		(427)		23
Allowance for loan and lease losses	(7,362)		(7,585)		223
Total net loans and leases	$325,647		$338,533		$(12,886)	(3.8%)

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial, multi-family, and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans.

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at March 31, 2011 and December 31, 2010.

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, through active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio. The Company is taking actions to further strengthen and improve its asset quality in accordance with recommendations arising out of its 2009 regulatory examination including, among other matters, enhancement of existing procedures for appraisals and re-appraisals on secured loans and other real estate owned, and problem loan identification, including identification of impaired loans and leases and identification of troubled debt restructured loans. See also “Note 13— OTHER MATTERS,” for more information regarding the Memorandum entered into with the FDIC and the California Commissioner of Financial Institutions.

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base, in Sonoma County, through North Coast Bank, a division of American River Bank, whose business is focused on businesses within the two communities in which it has offices (Santa Rosa and Healdsburg) and in Amador County, through Bank of Amador, a division of American River Bank, whose business is focused on businesses and consumers within the three communities in which it has offices (Jackson, Pioneer, and Ione) as well as a diversified residential construction loan business in numerous Northern California counties. The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 77.7% of the Company’s loan and lease portfolio at March 31, 2011, an increase from 76.5% at December 31, 2010. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

A continued substantial further decline in the economy in general, or a continued additional decline in real estate values in the Company’s primary market areas, in particular, has had and could continue to have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan and lease losses. This could adversely affect the Company’s future prospects, results of operations, profitability and stock price. Management believes that its lending practices and underwriting standards are structured with the intent to minimize losses; however, there is no assurance that losses will not occur. The Company’s loan practices and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonperforming Loans and Leases

Management generally places loans and leases on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely.

At March 31, 2011, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $21,595,000 or 6.48% of total loans and leases. The $21,595,000 in nonperforming loans and leases was made up of fifty-four loans and two leases. Eleven of those loans totaling $1,559,000 were current (less than 30 days past due) pursuant to their original or modified terms. Nonperforming loans and leases were $22,571,000 or 6.77% of total loans and leases at December 31, 2010. Of the March 31, 2011 balance, a valuation allowance of $416,000 was established on the nonperforming loans. Of the December 31, 2010 balance, a valuation allowance of $385,000 was established.

The overall level of nonperforming loans decreased $976,000 (4.3%) to $21,595,000 at March 31, 2011 compared to $22,571,000 at of December 31, 2010. At December 31, 2010, nonperforming loans were comprised of twenty-nine real estate loans totaling $18,735,000; fifteen commercial loans totaling $3,491,000; seven consumer loans totaling $317,000; and three leases totaling $28,000. During the first quarter of 2011, five of those loans totaling $1,988,000 were moved to OREO, four loans were partially charged off in the amount of $521,000, one loan in the amount of $2,000 was paid off, one loan was completely charged off in the amount of $27,000, one loan in the amount of $49,000 was current and returned to performing status and ten loans in the total amount of $1,666,000 were placed on nonperforming status. The Company also collected approximately $55,000 in principal paydowns. Of the ten loans added in the first quarter, seven in the total amount of $1,305,000 are real estate secured, one in the amount of $95,000 was a commercial loan and two in the amount of $266,000 were consumer loans. Two of these lending relationships were over $250,000. The first consisted of five loans originated to a single borrower for real estate development in Placer and Sacramento Counties. The five loans totaled $588,000. The second relationship was one loan secured by commercial property in Sacramento County in the amount of $473,000.

The net interest due on nonaccrual loans and leases but excluded from interest income was $425,000 for the three months ended March 31, 2011, compared to foregone interest of $302,000 during the same period in 2010.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of March 31, 2011. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2011, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2011 and December 31, 2010.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	March 31,	December 31,
	2011	2010
Past due 90 days or more and still accruing
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Consumer and other	—	—
Nonaccrual
Commercial	3,387	3,491
Real estate	17,650	18,735
Lease financing receivable	25	28
Consumer and other	533	317
Total nonperforming loans	$21,595	$22,571

Impaired Loans and Leases

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the loan or lease’s original effective interest rate, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans or leases that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company typically reviews loans or leases graded substandard or lower with outstanding principal balances in excess of $100,000 as well as loans considered troubled debt restructures with outstanding principal balances in excess of $25,000. At March 31, 2011, the recorded investment in loans and leases that were considered to be impaired totaled $38,550,000, which includes $20,156,000 in performing loans and leases. Of the total impaired loans of $38,550,000, loans totaling $21,699,000 were deemed to require no specific reserve and loans totaling $16,851,000 were deemed to require a related valuation allowance of $1,035,000. Of the $21,699,000 impaired loans that did not carry a specific reserve there were $10,464,000 in loans or leases that had previous partial charge-offs and $11,235,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $40,237,000 at December 31, 2010. Of the total impaired loans of $40,237,000, loans totaling $22,168,000 were deemed to require no specific reserve and loans totaling $18,069,000 were deemed to require a related valuation allowance of $1,619,000. The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer. In the first three months of 2011, the Company had a net charge-off of $1,598,000 with a provision of $1,375,000. In the first three months of 2010, the Company had net charge-offs of $1,170,000 with a provision of $1,641,000.

At March 31, 2011, there were fourteen loans and leases that were modified and are currently performing (less than ninety days past due) totaling $8,215,000 and thirteen loans and leases that are considered nonperforming (and included in Table Seven above), totaling $6,700,000, that are considered troubled debt restructures (“TDR”). These TDRs have a specific reserve of $187,000. As of March 31, 2011, of the twenty-seven TDRs, there were thirteen extensions, five changes in terms, four rate reductions, three term outs, one interest only structure change and one forbearance. All were performing as agreed except for five extensions, four rate reductions, two changes to amortizing loans, one interest only structure change, and one term out. The Company generally requires TDRs that are on non-accrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

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

The allowance for loan and lease losses totaled $7,362,000 or 2.21% of total loans and leases at March 31, 2011 compared to $7,585,000 or 2.19% of total loans and leases at December 31, 2010. The Company establishes general and specific reserves in accordance with the generally accepted accounting principles. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 34.1% at March 31, 2011 and 33.6% at December 31, 2010. The allowance for loans and leases as a percentage of impaired loans and leases was 20.1% at March 31, 2011 and 18.9% at December 31, 2010. Of the total non-performing and impaired loans and leases outstanding as of March 31, 2011, there were $20,088,000 in loans or leases that had been reduced by partial charge-offs of $7,801,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not require specific reserves and are not eligible for general reserves. The impact on credit ratios is such that the Company’s allowance for loan and lease losses as a percentage may be lower, however, the partial charge-offs have reduced the potential future losses related to those credits.

The Company’s policy with regard to loan or lease charge-offs continues to be that a loan or lease is charged off against the allowance for loan and lease losses when management believes that the collectability of the principal is unlikely. Generally, a loan or lease is charged off when estimated losses related to impaired loans and leases are identified. If the loan is collateralized by real estate the impaired portion will be charged off to the allowance for loan and lease losses unless it in the process of collection, in which case a specific reserve may be warranted. If the collateral is other than real estate the Company will typically charge-off the impaired portion of a loan, unless it is in the process of collection, in which case a specific reserve may be warranted.

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

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended March 31,
	2011	2010

Average loans and leases outstanding	$337,670	$378,317

Allowance for loan and lease losses at beginning of period	$7,585	$7,909

Loans and leases charged off:
Commercial	(291)	(998)
Real estate	(1,448)	(152)
Lease financing receivable	—	—
Consumer	(6)	(99)
Total	(1,745)	(1,249)
Recoveries of loans and leases previously charged off:
Commercial	133	63
Real estate	—	16
Lease financing receivable	—	—
Consumer	14	—
Total	147	79
Net loans and leases charged off	(1,598)	(1,170)
Additions to allowance charged to operating expenses	1,375	1,641
Allowance for loan and lease losses at end of period	$7,362	$8,380
Ratio of net charge-offs to average loans and leases outstanding (annualized)	1.92%	1.25%
Provision for loan and lease losses to average loans and leases outstanding (annualized)	1.65%	1.76%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.21%	2.26%

Other Real Estate Owned

At March 31, 2011, the Company had 17 other real estate owned (“OREO”) properties totaling $3,742,000. This compares to 14 properties totaling $2,696,000 at December 31, 2010 and 18 properties totaling $3,271,000 at March 31, 2010. During the first quarter of 2011, the Company sold three properties with balances of $554,000 for a loss of $28,000 and added six properties to OREO with fair values less costs to sell totaling $1,766,000 after writing the related loans down by $222,000 through the allowance for loan losses. Of the six properties added during the quarter was one is a multi-tenant office building in Sacramento County carried for $1,037,000; two properties are single family residences (one in El Dorado County carried for $210,000 and the other in Calaveras County carried for $127,000); two properties are commercial buildings both in Calaveras County (one is a wine storage facility carried at $178,000 and the other is a single tenant lease of a 2,300 square foot retail building carried for $131,000); and one property is 2.1 acres of residential land in Calaveras County carried for $83,000.

The Company periodically obtains property valuations to determine whether the recorded book value represents fair value. During the first quarter of 2011, this valuation process resulted in the Company reducing the book value of the OREO properties by $37,000. In addition, the Company received updated appraisals on two properties that were obtained in late 2010 resulting in write downs to the allowance for loan and lease losses of $166,000. At March 31, 2011, the OREO reserve was $63,000. This compares to a reserve balance of zero at March 31, 2010 and $100,000 at December 31, 2010. The Company believes that all 17 OREO properties owned at March 31, 2011 are carried approximately at fair value.

Deposits

At March 31, 2011, total deposits were $465,908,000 representing a slight increase from the December 31, 2010 balance of $465,122,000. The Company’s deposit growth plan for 2011 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts and allow higher cost time deposits to mature and close. The Company experienced increases in noninterest-bearing ($3,516,000 or 2.8%), interest-bearing checking ($659,000 or 1.5%), money market ($2,952,000 or 2.1%) and savings ($853,000 or 1.9%) accounts and a decrease in time deposits ($7,194,000 or 6.5%) during the first quarter of 2011.

Other Borrowed Funds

Other borrowings outstanding as of March 31, 2011 and December 31, 2010, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	March 31, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Short-term borrowings:

FHLB advances	$7,000	2.57%	$7,000	2.40%

Long-term borrowings:

FHLB advances	$5,000	2.73%	$10,000	2.41%

The maximum amount of short-term borrowings at any month-end during the first quarters of 2011 and 2010 was $12,000,000 and $9,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$7,000	$5,000
Maturity	2011 to 2012	2012 to 2014
Average rates	2.57%	2.73%

The Company has also been issued a total of $10,000,000 in letters of credit by the FHLB which are pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2011 or 2010 and management does not currently expect to draw upon these lines in the foreseeable future. See the Liquidity section that follows for additional information on FHLB borrowings.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As a result of a 2009 FDIC examination, management entered into a Memorandum of Understanding as of February 10, 2010 with the FDIC and the California Commissioner of Financial Institutions, which requires the Bank to take certain actions including maintaining the Bank’s Tier I Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%. As of March 31, 2011, the foregoing capital ratios for the Bank were 12.0% and 19.8%, respectively. We believe that we are currently in compliance in all material respects with the actions described in the Memorandum, including the capital ratios as described above. See “Note 13, OTHER MATTERS” herein for more information regarding the Memorandum.

At March 31, 2011, shareholders’ equity was $89,950,000, representing an increase of $406,000 (0.5%) from $89,544,000 at December 31, 2010. The increase results from net income for the period, the stock based compensation, and the increase in other comprehensive income. The ratio of total risk-based capital to risk adjusted assets was 21.0% at March 31, 2011 and 20.3% at December 31, 2010. Tier 1 risk-based capital to risk-adjusted assets was 19.8% at March 31, 2011 and 19.1% at December 31, 2010. The leverage ratio was 12.8% at March 31, 2011 and 12.6% at December 31, 2010.

Table Ten below lists the Company’s actual capital ratios at March 31, 2011 and December 31, 2010 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At March 31, 2011	At December 31, 2010	Minimum Regulatory Capital Requirements

Leverage ratio	12.8%	12.6%	4.00%

Tier 1 Risk-Based Capital	19.8%	19.1%	4.00%

Total Risk-Based Capital	21.0%	20.3%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of March 31, 2011 and December 31, 2010.

On December 17, 2009, the Company filed a Current Report with the SEC on Form 8-K announcing the completion of an offering of approximately $24 million of its common stock. Effective July 27, 2009, the Company temporarily suspended both the payment of cash dividends and stock repurchases. See Part II, Item 2, for additional disclosure regarding the stock repurchase plan.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2011 and 2010.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2011 were approximately $41,419,000 and $10,121,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2011, consolidated liquid assets totaled $137.4 million or 24.0% of total assets compared to $128.1 million or 22.1% of total assets on December 31, 2010. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $20,000,000 with two of its correspondent banks. At March 31, 2011, the Company had $20,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2011, the Bank could have arranged for up to $92,058,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2011, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $22,000,000, leaving $70,058,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2011, the Company’s borrowing capacity at the Federal Reserve Bank was $27,842,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2011 and December 31, 2010, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $51,540,000 and $52,481,000 at March 31, 2011 and December 31, 2010, respectively. As a percentage of net loans and leases these off-balance sheet items represent 15.8% and 15.5%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2011 and December 31, 2010
(dollars in thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2011	$ Change in NII from Current 12 Month Horizon December 31, 2010
Variation from a constant rate scenario
+200bp	$37	$289
- 200bp	$(1,380)	$(1,739)

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

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2010, filed with the Securities and Exchange Commission on March 4, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allows for the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock. On July 27, 2009, the Company announced that the Board of Directors was temporarily suspending the stock repurchase program, therefore the number of shares reported in column (d) of the table as shares that may be repurchased under the plan are zero for the periods stated. The Company relies on distributions from the Bank in the form of cash dividends in order to fund its repurchase program. As a result of a regularly scheduled FDIC examination in 2009, the Bank entered into a Memorandum of Understanding in February 2010 with the FDIC and the California Commissioner of Financial Institutions which requires the Bank to take certain actions including restricting the payment of cash dividends. As a result, any future cash dividends from the Bank will require prior approval from its regulators. The following table lists shares repurchased during the quarter ended March 31, 2011 and the maximum amount available to repurchase under the repurchase plan, which as a result on the suspension of the repurchase program was zero.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 January 1 through January 31, 2011	None	N/A	None	None
Month #2 February 1 through February 28, 2011	None	N/A	None	None
Month #3 March 1 through March 31, 2011	None	N/A	None	None
Total	None	N/A	None

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

AMERICAN RIVER BANKSHARES

May 10, 2011	By:	/s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 10, 2011	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page

3.1	Articles of Incorporation, as amended.	51

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	64

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	65

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	66