Form 10-Q
period 2011-06-30
AMERICAN RIVER BANKSHARES
filed 2011-08-09
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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
Yes ☒ No ☐

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

No par value Common Stock – 9,872,007 shares outstanding at August 8, 2011.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	June 30, 2011	December 31, 2010

ASSETS

Cash and due from banks	$35,048	$31,871
Interest-bearing deposits in banks	2,249	2,248
Investment securities:
Available-for-sale (amortized cost: 2011--$161,052; 2010--$151,667)	165,747	154,515
Held-to-maturity (fair value: 2011--$5,248; 2010--$6,472)	4,983	6,149
Loans and leases, less allowance for loan and lease losses of $7,887 at June 30, 2011 and $7,585 at December 31, 2010	316,861	338,533
Premises and equipment, net	2,074	2,026
Federal Home Loan Bank stock	3,204	3,486
Goodwill and other intangible assets	16,613	16,723
Other real estate owned	3,224	2,696
Accrued interest receivable and other assets	19,722	20,693
	$569,725	$578,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$123,550	$126,636
Interest-bearing	331,713	338,486
Total deposits	455,263	465,122

Short-term borrowings	7,000	7,000
Long-term borrowings	10,000	10,000
Accrued interest payable and other liabilities	6,275	7,274

Total liabilities	478,538	489,396

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding –9,872,007 shares at June 30, 2011 and 9,874,867 shares at December 31, 2010	71,922	71,814
Retained earnings	16,448	16,021
Accumulated other comprehensive income, net of taxes	2,817	1,709

Total shareholders’ equity	91,187	89,544
	$569,725	$578,940

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months		Six months
For the periods ended June 30,	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$4,845	$5,580	$9,842	$11,417
Interest on deposits in banks	5	—	11	—
Interest and dividends on investment securities:
Taxable	1,351	726	2,152	1,434
Exempt from Federal income taxes	166	162	316	331
Dividends	—	5	—	5
Total interest income	6,367	6,473	12,321	13,187
Interest expense:
Interest on deposits	592	761	1,223	1,559
Interest on borrowings	86	130	180	274
Total interest expense	678	891	1,403	1,833

Net interest income	5,689	5,582	10,918	11,354

Provision for loan and lease losses	1,700	2,011	3,075	3,652

Net interest income after provision for loan and lease losses	3,989	3,571	7,843	7,702

Noninterest income:
Service charges on deposit accounts	187	232	383	465
Gain (loss) on sale of securities	25	(7)	27	(5)
Other noninterest income	242	235	477	461
Total noninterest income	454	460	887	921

Noninterest expense:
Salaries and employee benefits	2,043	1,980	4,123	3,974
Occupancy	290	334	568	665
Furniture and equipment	174	179	361	377
Federal Deposit Insurance Corporation assessments	242	359	540	678
Other expense	1,448	1,203	2,656	2,546
Total noninterest expense	4,197	4,055	8,248	8,240

Income (loss) before provision for (benefit from)income taxes	246	(24)	482	383

Provision for (benefit from) income taxes	25	(78)	55	23

Net income	$221	$54	$427	$360

Basic earnings per share	$0.02	$0.01	$0.04	$0.04
Diluted earnings per share	$0.02	$0.01	$0.04	$0.04

Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’	Total Comprehensive
(dollars in thousands)	Shares	Amount	Earnings	Income	Equity	Income
Balance, January 1, 2010	9,845,533	$71,578	$15,545	$222	$87,345

Comprehensive income:
Net income			476		476	$476
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,487	1,487	1,487

Total comprehensive income						$1,963
Restricted stock awarded and related compensation expense	29,334	47			47
Stock option compensation expense		189			189

Balance, December 31, 2010	9,874,867	71,814	16,021	1,709	89,544

Comprehensive income:
Net income			427		427	$427
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,108	1,108	1,108

Total comprehensive income						$1,535
Forfeiture of restricted stock	(2,860)
Restricted stock compensation expense		39			39
Stock option compensation expense		69			69

Balance, June 30, 2011	9,872,007	$71,922	$16,448	$2,817	$91,187

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the six months ended June 30,	2011	2010

Cash flows from operating activities:
Net income	$427	$360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,075	3,652
Decrease in deferred loan origination fees, net	(67)	(97)
Depreciation and amortization	373	420
(Gain) loss on sale and call of investment securities	(27)	5
Amortization of investment security premiums and discounts, net	1,122	1,131
Increase in cash surrender value of life insurance policies	(137)	(127)
Stock based compensation expense	108	110
Loss on sale and write-down of other real estate owned	260	405
Decrease in accrued interest receivable and other assets	371	3,518
Decrease in accrued interest payable and other liabilities	(999)	(1,628)

Net cash provided by operating activities	4,506	7,749

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	632	3,451
Proceeds from matured and called available-for-sale investment securities	1,275	3,120
Purchases of available-for-sale investment securities	(24,557)	(47,185)
Proceeds from principal repayments for available-for-sale investment securities	12,156	7,896
Proceeds from principal repayments for held-to-maturity investment securities	1,179	3,967
Net increase in interest-bearing deposits in banks	(1)
Net decrease in loans	17,197	16,740
Proceeds from sale of other real estate	678	1,502
Purchases of equipment	(311)	(151)
Net decrease in FHLB stock	282	146

Net cash provided by (used in) investing activities	8,530	(10,514)

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the six months ended June 30,	2011	2010

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(1,868)	$9,219
Net decrease in time deposits	(7,991)	(15,366)
Net decrease in short-term borrowings	—	(5,000)
Net decrease in long-term borrowings	—	(5,000)
Payment of cash dividends	—	—
Exercise of stock options	—	—
Tax benefit from exercise of stock options	—	—

Net cash used in financing activities	(9,859)	(16,147)

Increase (decrease) increase in cash and cash equivalents	3,177	(18,912)

Cash and cash equivalents at beginning of year	31,871	58,493

Cash and cash equivalents at end of period	$35,048	$39,581

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments(consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at June 30, 2011 and December 31, 2010, and the results of its operations and its cash flows for six-month periods ended June 30, 2011 and 2010 and its statement of changes in shareholders’ equity for the year ended December 31, 2010 and the six months ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 annual report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2011 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 374,280 options remain outstanding at June 30, 2011. The total number of authorized shares that remain available for issuance under the 2010 Plan is 1,450,355. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonstatutory agreements and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

During the third quarter of 2010, the Company awarded 29,334 shares of restricted common stock under the Company’s 2010 Equity Incentive Plan to certain employees and to directors. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at the grant date amounts to approximately $205,000 and is recognized ratably as compensation expense or director expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in increments over one to five years from the date of grant. The shares awarded to employees and directors under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. New shares are issued upon vesting of the restricted common stock. There have been no restricted stock or stock options awarded in 2011.

Equity Compensation

For the three-month periods ended June 30, 2011 and 2010, the compensation cost recognized for equity compensation was $36,000 and $55,000, respectively. The recognized tax benefit for equity compensation expense was $9,000 and $10,000, for the three-month periods ended June 30, 2011 and 2010, respectively. For the six-month periods ended June 30, 2011 and 2010, the compensation cost recognized for equity compensation was $108,000 and $110,000, respectively. The recognized tax benefit for equity compensation expense was $29,000 and $20,000, for the six-month periods ended June 30, 2011 and 2010, respectively.

At June 30, 2011, the total compensation cost related to nonvested stock option awards not yet recorded is $115,000. This amount will be recognized over the next 3.75 years and the weighted average period of recognizing these costs is expected to be 1.3 years. At June 30, 2011, the total compensation cost related to restricted stock awards not yet recorded is $100,000. This amount will be recognized over the next 4.25 years and the weighted average period of recognizing these costs is expected to be 1.2 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three and six-month periods ended June 30, 2011 and 2010. A summary of option activity under the Plans as of June 30, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2011	379,571	$17.18	5.5 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(5,291)	11.33	—	—
Outstanding at June 30, 2011	374,280	$17.18	5.0 years	$—
Exercisable at June 30, 2011	307,258	$18.09	4.5 years	$—

Restricted Stock

There was no restricted stock awarded during the three and six-month periods ended June 30, 2011 or 2010. There were no restricted awards that were fully vested during the same period. There were 2,860 awards that had been forfeited during the three and six-month periods ended June 30, 2011 and zero during the three and six-month periods ended June 30, 2010. The intrinsic value of unvested restricted stock at June 30, 2011 was $161,000.

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three or six month periods ended June 30, 2011 or 2010.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $6.09 as of June 30, 2011.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $38,841,000 and standby letters of credit of approximately $9,971,000 at June 30, 2011. Such loans relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2011 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2011 or June 30, 2010.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (9,845,533 shares for the three-month and six-month periods ended June 30, 2011, and 9,845,533 for the three-month and six-month periods ended June 30, 2010). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 11,960 and 10,541, respectively, diluted shares for the three-month and six-month periods ended June 30, 2011 and zero diluted shares for the three-month and six-month periods ended June 30, 2010. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income. Other comprehensive income, net of taxes, was comprised of the unrealized gains on available-for-sale investment securities of $980,000 and $1,108,000, respectively, for the three-month and six-month periods ended June 30, 2011 and $964,000 and $1,930,000, respectively, for the three-month and six-month periods ended June 30, 2010. Comprehensive income was $1,201,000 and $1,535,000, respectively, for the three-month and six-month periods ended June 30, 2011 and $1,018,000 and $2,290,000, respectively, for the three-month and six-month periods ended June 30, 2010. Reclassification adjustments resulting from realized gains or loss on sale of investment securities were $25,000 and $27,000, respectively, for the three-month and six-month periods ending June 30, 2011 and $(7,000) and $(5,000), respectively, for the three three-month and six-month periods ending June 30, 2010.

6. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at June 30, 2011 and December 31, 2010 consisted of the following (dollars in thousands):

Available-for-Sale

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$140,847	$4,307	$(185)	$144,969
Obligations of states and political subdivisions	20,141	582	(22)	20,701
Equity securities:
Corporate stock	64	13	—	77
	$161,052	$4,902	$(207)	$165,747

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$135,915	$3,156	$(427)	$138,644
Obligations of states and political subdivisions	15,675	242	(125)	15,792
Equity securities:
Corporate stock	77	8	(6)	79
	$151,667	$3,406	$(558)	$154,515

Net unrealized gains on available-for-sale investment securities totaling $4,695,000 were recorded, net of $1,878,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2011. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the six-month period ended June 30, 2011 totaled $1,566,000 and $27,000, respectively. There were no transfers of available-for-sale investment securities for the six-month period ended June 30, 2011.

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

Held-to-Maturity

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$4,983	$265	$—	$5,248

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$6,149	$323	$—	$6,472

There were no sales or transfers of held-to-maturity investment securities for the periods ended June 30, 2011 and December 31, 2010.

Investment securities with unrealized losses at June 30, 2011 and December 31, 2010 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$11,647	$(185)			$11,647	$(185)
Obligations of states and political subdivisions	3,233	(18)	$582	$(4)	3,815	(22)
	$14,880	$(203)	$582	$(4)	$15,462	$(207)

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$29,535	$(427)			$29,535	$(427)
Obligations of states and political subdivisions	5,169	(125)			5,169	(125)
Equity Securities:
Corporate stock	5	(2)	$5	$(4)	10	(6)
	$34,709	$(554)	$5	$(4)	$34,714	$(558)

There were no held-to-maturity investment securities with unrealized losses as of June 30, 2011 or December 31, 2010.

At June 30, 2011, the Company held 168 securities of which 11 were in a loss position for less than twelve months and 1 was in a loss position for twelve months or more. Of the 12 securities in a loss position, 6 are mortgage-backed securities and 6 are obligations of states and political subdivisions. At December 31, 2010, the Company held 168 securities of which 29 were in a loss position for less than twelve months and 5 were in a loss position for twelve months or more. Of the 34 securities in a loss position, 15 are mortgage-backed securities, 11 are obligations of states and political subdivisions and 8 are corporate stocks.

The unrealized loss on the Company’s investments in mortgage-backed securities and obligations of states and political subdivisions at June 30, 2011 is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be until maturity, management does not consider these investments to be other-than-temporarily impaired.

The amortized cost and estimated fair value of investment securities at June 30, 2011 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$1,409	$1,438
After one year through five years	3,896	3,993
After five years through ten years	5,936	6,162
After ten years	8,900	9,108
	20,141	20,701

Investment securities not due at a single maturity date:
Mortgage-backed securities	140,847	144,969	$4,983	$5,248
Corporate stock	64	77
	$161,052	$165,747	$4,983	$5,248

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

7. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At June 30, 2011 and December 31, 2010, the recorded investment in nonperforming loans and leases was approximately $22,228,000 and $22,571,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. At June 30, 2011, the recorded investment in loans and leases that were considered to be impaired totaled $38,139,000, which includes $21,278,000 in nonperforming loans and leases and $16,861,000 in performing loans and leases. Of the total impaired loans of $38,139,000, loans totaling $21,278,000 were deemed to require no specific reserve and loans totaling $16,861,000 were deemed to require a related valuation allowance of $792,000. At December 31, 2010, the recorded investment in loans and leases that were considered to be impaired totaled $40,237,000 and had a related valuation allowance of $1,619,000. If interest had been accruing on the nonperforming loans, such income would have approximated $465,000 and $890,000, respectively, for the three-month and six-month periods ended June 30, 2011 and $401,000 and $712,000, respectively, for the three-month and six-month periods ended June 30, 2010.

At June 30, 2011, there were 41 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, 25 were modified and are currently performing (less than ninety days past due) totaling $11,682,000 and 16 are considered nonperforming (and included in the $22,228,000 noted above), totaling $7,760,000. At June 30, 2011 and December 31, 2010, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

At June 30, 2011 and December 31, 2010, the recorded investment in other real estate owned (“OREO”) was $3,224,000 and $2,696,000, respectively. For the three months ended March 31, 2011, the Company transferred six properties from four relationships with loan balances in the amount of $1,988,000 to OREO and subsequently wrote these balances down by $222,000 to $1,766,000, and sold three properties with balances of $554,000 for a net loss of $28,000. In addition to the $222,000 in write downs, the Company also adjusted the balances, through charges to the allowance for loan and lease losses, to properties obtained in the prior quarter in the amount of $166,000. For the three months ended June 30, 2011, the Company transferred two properties with loan balances in the amount of $293,000 to OREO and subsequently wrote these balances down by $31,000 to $262,000, and sold three properties with balances of $150,000 for a net gain of $2,000. The Company also adjusted the balance on two properties that were obtained in the prior quarter for which fair value evaluations were received in the current quarter in the amount of $187,000. The $187,000 had been reserved for in the allowance for loan and lease losses at March 31, 2011. The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the second quarter of 2011, this valuation process resulted in the Company reducing the book value of certain properties by $441,000. The June 30, 2011 OREO balance of $3,224,000 consists of 16 properties including 7 residential land properties in the amount of $727,000, 1 commercial land property totaling $313,000, 5 commercial real estate properties in the amount of $1,604,000 and 3 residential real estate properties in the amount of $580,000. Nonperforming loans and leases and OREO at June 30, 2011 and December 31, 2010 are summarized as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010

Nonaccrual loans and leases that are current to terms	$1,643	$3,004
Nonaccrual loans and leases that are past due	20,582	19,567
Loans and leases past due 90 days and accruing interest	3	—
Other real estate owned	3,224	2,696
Total nonperforming assets	$25,452	$25,267

Nonperforming loans and leases to total loans and leases	6.84%	6.52%
Total nonperforming assets to total assets	4.47%	4.36%

Impaired loans and leases as of and for the periods ended June 30, 2011 and December 31, 2010 are summarized as follows:

		Unpaid		Average	Interest
June 30, 2011	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial:
Commercial	$2,950	$4,615	—	$3,988	$63
Real estate:
Commercial	10,663	12,865	—	9,865	111
Multi-family	—	—	—	691	9
Construction	4,211	6,693	—	4,629	6
Residential	3,000	3,000	—	2,332	26
Other:
Agriculture	252	252	—	191	—
Consumer	202	205	—	205	6
	$21,278	$27,630	$—	$21,901	$221
With an allowance recorded:
Commercial:
Commercial	$1,361	$1,612	$154	$2,297	$29
Real estate:
Commercial	10,758	12,960	503	11,439	212
Multi-family	1,198	1,198	9	1,206	8
Construction	573	251	4	111	6
Residential	2,318	2,654	98	1,666	41
Other:
Agriculture	597	838	13	299	3
Consumer	56	56	11	274	7
	$16,861	$19,569	$792	$17,292	$306
Total:
Commercial:
Commercial	$4,311	$6,227	$154	$6,285	$92
Real estate:
Commercial	21,421	25,825	503	21,304	323
Multi-family	1,198	1,198	9	1,897	17
Construction	4,784	6,944	4	4,740	12
Residential	5,318	5,654	98	3,998	67
Other:
Agriculture	849	1,090	13	490	3
Consumer	258	261	11	479	13
	$38,139	$47,199	$792	$39,193	$527

		Unpaid		Average	Interest
December 31, 2010	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial:
Commercial	$5,026	$5,418	—	$5,042	$137
Real estate:
Commercial	9,066	12,149	—	14,013	424
Multi-family	1,382	2,382	—	1,383	70
Construction	4,695	7,064	—	6,545	43
Residential	1,663	1,835	—	1,593	50
Other:
Agriculture	129	322	—	206	4
Consumer	207	207	—	317	16
	$22,168	$29,377	$—	$29,099	$744

With an allowance recorded:
Commercial:
Commercial	$3,231	$3,231	$274	$3,452	$196
Real estate:
Commercial	12,120	12,584	1,160	9,369	456
Multi-family	1,214	1,214	22	1,321	44
Residential	1,013	1,013	152	861	51
Other:
Consumer	491	491	11	492	24
	$18,069	$18,533	$1,619	$15,495	$771

Total:
Commercial:
Commercial	$8,257	$8,649	$274	$8,494	$333
Real estate:
Commercial	21,186	24,733	1,160	23,382	880
Multi-family	2,596	3,596	22	2,704	114
Construction	4,695	7,064	—	6,545	43
Residential	2,676	2,848	152	2,454	101
Other:
Agriculture	129	322	—	206	4
Consumer	698	698	11	809	40
	$40,237	$47,910	$1,619	$44,594	$1,515

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of June 30, 2011 and December 31, 2010 are summarized below:

June 30, 2011	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)
		Real Estate
	Commercial	Commercial	Multi-Family	Construction	Residential
Grade:
Pass	$35,315	$166,284	$6,820	$7,867	$16,920
Watch	2,628	19,754	1,198	395	466
Special mention	4,557	9,434	19	913	990
Substandard	4,864	14,278	—	4,656	5,189
Doubtful	481	—	—	128	—
Total	$47,845	$209,750	$8,037	$13,959	$23,565

	Other Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Leases	Agriculture	Consumer
Grade:
Pass	$2,247	$6,185	$10,835
Watch	—	800	638
Special mention	—	—	189
Substandard	23	849	154
Doubtful	—	—	35
Total	$2,270	$7,834	$11,851

December 31, 2010	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)
		Real Estate
	Commercial	Commercial	Multi-Family	Construction	Residential
Grade:
Pass	$39,335	$175,319	$4,371	$7,884	$21,928
Watch	3,515	11,021	1,214	1,632	—
Special mention	4,228	11,713	—	1,178	953
Substandard	11,012	18,023	1,383	5,277	3,218
Doubtful	171	—	—	—	—
Total	$58,261	$216,076	$6,968	$15,971	$26,099

	Other Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Leases	Agriculture	Consumer

Grade:
Pass	$2,740	$6,484	$12,277
Watch	—	589	514
Special mention	—	—	178
Substandard	26	129	217
Doubtful	—	—	16
Total	$2,766	$7,202	$13,202

The allocation of the Company’s allowance for loan and lease losses as of June 30, 2011 and December 31, 2010, by portfolio segment and by impairment methodology are summarized below:

June 30, 2011
(dollars in thousands)		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance allocated to portfolio segments	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585
Charge-offs	(509)	(1,491)	(83)	(217)	(602)	—	(241)	(27)	—	(3,170)
Recoveries	141	—	—	—	1	—	241	14	—	397
Provision	235	1,390	158	(378)	546	94	12	97	921	3,075
Ending balance allocated to portfolio segments	$2,441	$2,614	$190	$495	$526	$101	$143	$305	$1,072	$7,887

Ending balance:
Individually evaluated for impairment	$154	$503	$9	$4	$98	$—	$13	$11	$—	$792

Ending balance:
Collectively evaluated for impairment	$2,287	$2,111	$181	$491	$428	$101	$130	$294	$1,072	$7,095

Loans

Ending balance	$47,845	$209,750	$8,037	$13,959	$23,565	$2,270	$7,834	$11,851	$—	$325,111

Ending balance:
Individually evaluated for impairment	$4,311	$21,421	$1,198	$4,784	$5,318	$—	$849	$258	$—	$38,139

Ending balance:
Collectively evaluated for impairment	$43,534	$188,329	$6,839	$9,175	$18,247	$2,270	$6,985	$11,593	$—	$286,972

December 31, 2010
(dollars in thousands)		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Ending balance allocated to portfolio segments	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585

Ending balance:
Individually evaluated for impairment	$274	$1,160	$22	$—	$152	$—	$—	$11	$—	$1,619

Ending balance:
Collectively evaluated for impairment	$2,300	$1,555	$93	$1,090	$429	$7	$131	$210	$151	$5,966
Loans

Ending balance	$58,261	$216,076	$6,968	$15,971	$26,099	$2,766	$7,202	$13,202	$—	$346,545

Ending balance:
Individually evaluated for impairment	$8,257	$21,186	$2,596	$4,695	$2,676	$—	$129	$698	$—	$40,237

Ending balance:
Collectively evaluated for impairment	$50,004	$194,890	$4,372	$11,276	$23,423	$2,766	$7,073	$12,504	$—	$306,308

The Company’s aging analysis of the loan and lease portfolio at June 30, 2011 and December 31, 2010 are summarized below:

June 30, 2011							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$376	$607	$2,303	$3,286	$44,559	$47,845	—	$2,890
Real estate:
Commercial	6	388	7,925	8,319	201,431	209,750	—	9,584
Multi-family		—	—	—	8,037	8,037	—	—
Construction	—	—	4,431	4,431	9,528	13,959	—	4,431
Residential	—	3,000	833	3,833	19,732	23,565	—	4,191
Other:
Leases	—	—	23	23	2,247	2,270	—	23
Agriculture	—	597	252	849	6,985	7,834	—	849
Consumer	135	210	245	590	11,261	11,851	3	257
Total	$517	$4,802	$16,012	$21,331	$303,780	$325,111	$3	$22,225

December 31, 2010							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$219	$19	$3,346	$3,584	$54,677	$58,261	—	$3,491
Real estate:
Commercial	1,207	3,140	10,101	14,448	201,628	216,076	—	10,975
Multi-family	—		1,383	1,383	5,585	6,968	—	1,383
Construction	—	1,835	2,859	4,694	11,277	15,971	—	4,694
Residential	795	366	1,149	2,310	23,789	26,099	—	1,554
Other:
Leases	—	—	28	28	2,738	2,766	—	28
Agriculture	—	—	129	129	7,073	7,202	—	129
Consumer	123	8	221	352	12,850	13,202	—	317

Total	$2,344	$5,368	$19,216	$26,928	$319,617	$346,545	$—	$22,571

9. BORROWING ARRANGEMENTS

At June 30, 2011, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2011 or December 31, 2010.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $17,000,000 were outstanding from the FHLB at June 30, 2011, bearing interest rates ranging from 0.67% to 3.78% and maturing between August 22, 2011 and May 19, 2014. Advances totaling $17,000,000 were outstanding from the FHLB at December 31, 2010, bearing interest rates ranging from 1.85% to 3.78% and maturing between March 11, 2011 and January 13, 2014. Remaining amounts available under the borrowing arrangement with the FHLB at June 31, 2011 and December 31, 2010 totaled $63,308,000 and $55,165,000, respectively. The increased borrowing capacity in 2011 resulted from an increase in the borrowing capacity of the pledged collateral. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at June 30, 2011 and December 31, 2010 were $25,872,000 and $30,702,000, respectively. The decreased borrowing capacity in 2011 resulted from a decrease in the pledged collateral, primarily from principal reductions on the loan collateral. There were no advances outstanding under this borrowing arrangement as of June 30, 2011 and December 31, 2010.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at June 30, 2011 or for the three-month and six-month periods then ended.

11. FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:

Cash and cash equivalents	$35,048	$35,048	$31,871	$31,871
Interest-bearing deposits in banks	2,249	2,254	2,248	2,248
Investment securities	170,730	170,995	160,664	160,987

Loans and leases, net	316,861	311,606	338,533	332,964
FHLB stock	3,204	3,204	3,486	3,486
Accrued interest receivable	1,837	1,837	1,876	1,876
Cash surrender values of life insurance policies	11,157	11,157	11,019	11,019

Financial liabilities:

Deposits	$455,263	$456,104	$465,122	$465,985
Short-term borrowings	7,000	7,000	7,000	7,000
Long-term borrowings	10,000	10,240	10,000	10,523
Accrued interest payable	247	247	268	268

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at June 30, 2011 and December 31, 2010:

Cash and cash equivalents:For cash and cash equivalents, the carrying amount is estimated to be fair value.

Interest-bearing deposits in banks:The fair values of interest-bearing deposits in banks are estimated by discounting their future cash flows using rates ate each reporting date for instruments with similar remaining maturities offered by comparable financial institutions.

Investment securities:For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

Loans and leases:For variable-rate loans and leases that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans and leases with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

FHLB stock:The carrying amount of FHLB stock approximates its fair value. This investment is carried at cost and is redeemable at par with certain restrictions.

Cash surrender values of life insurance policies:The fair values of life insurance policies are based on cash surrender values at each reporting date as provided by insurers.

Deposits:The fair values for non-maturing deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis with interest rates offered at each reporting date for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Short-term and long-term borrowings:The fair values of short-term borrowings are estimated to be the carrying amount. The fair values of long-term borrowings are estimated using a discounted cash flow analysis with interest rates currently available for similar debt instruments.

Commitments to extend credit:The fair value of commitments is based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at June 30, 2011 and December 31, 2010.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Description	Fair Value	Fair Value Measurements Using			Total Gains (Losses)
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$144,969		$144,969
Obligations of states and political subdivisions	20,701		20,701
Corporate stock	77	$18	59
Total recurring	$165,747	$18	$165,729	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,361	$—	$538	$823	$(546)
Real estate:
Commercial	10,758	—	1,116	9,642	(442)
Multi-family	1,198	—	—	1,198	13
Construction	573	—	—	573	(303)
Residential	2,318	—	1,312	1,006	(244)
Other:
Leases	—	—	—	—	—
Agriculture	597	—	597	—	(253)
Consumer	56	—	—	56	(12)
Other real estate owned	3,224	—	3,224	—	(474)
Total nonrecurring	$20,087	$—	$6,787	$13,298	$(2,261)

December 31, 2010
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$138,644	—	$138,644	—	—
Obligations of states and political subdivisions	15,792	—	15,792	—	—
Corporate stock	79	$75	4
Total recurring	$154,515	$75	$154,440	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$3,231	$—	$2,904	$327	$(11)
Real estate:
Commercial	12,120	—	194	11,926	(397)
Multi-family	1,214	—	—	1,214	(93)
Construction	—	—	—	—	—
Residential	1,013	—	—	1,013	—
Other:
Leases	—	—	—	—	—
Agriculture	—	—	—	—	—
Consumer	491	—	—	491	107
Other real estate owned	2,696	—	2,696	—	(908)
Total nonrecurring	$20,765	$—	$5,794	$14,971	$(1,302)

There were no significant transfers between level 1and level 2 during the three-month and six-month periods ended June 30, 2011 or the twelve months ended December 31, 2010.

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

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 should be applied retrospectively. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Management does not believe that the adoption of this ASU will have a material impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosure.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles and International Financial Reporting Standards. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement, and resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”The amendments to the Codification in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management does not believe that the adoption of this ASU will have a material impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosure.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Codification Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management does not believe that the adoption of this ASU will have a material impact on the Company’s consolidate financial position, results of operation, cash flows, or disclosure.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to Codification Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. Management does not believe that the adoption of this ASU will have a material impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosure.

13. OTHER MATTERS

In February 2010, in connection with American River Bank’s (the “Bank”) regularly scheduled 2009 Federal Deposit Insurance Corporation (the “FDIC”) examination, the Bank entered into a Memorandum of Understanding (the “Memorandum”) with the FDIC and the California Commissioner of Financial Institutions. The Memorandum covered actions to be taken by the Board of Directors and management to (a) enhance BSA compliance; (b) reduce the Bank’s level of classified assets and further strengthen and improve the Bank’s asset quality; (c) request regulatory approval prior to paying any cash dividends; and (d) maintain the Bank’s Tier 1 Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%. In July 2011, the Bank was notified by the FDIC and the California Commissioner of Financial Institutions that the Memorandum was terminated. The Board has resolved to continue to take the necessary steps to improve the Bank’s asset quality and to continue to focus on strategies to improve earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2010 and June 30, 2011 and its income and expense accounts for the three-month and six-month periods ended June 30, 2011 and 2010. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

●	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
●	projected business increases following any future strategic expansion could be lower than expected;
●	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;

●	the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers;
●	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized; and
●	downgrades in the credit rating of the United States by credit rating agencies

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) “Accounting for Contingencies,” which requires that losses be accrued when it is probable that a loss has occurred at the balance sheet date and such loss can be reasonably estimated; and (2) the “Receivables” topic, which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk, loss events, or changes in other factors, occur. The analysis of the allowance uses an historical loss view as an indicator of future losses and as a result could differ from the actual losses incurred in the future. If the allowance for loan and lease losses falls below that deemed adequate (by reason of loan and lease growth, actual losses, the effect of changes in risk factors, or some combination of these), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short-term. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses Activity” discussion later in this Item 2.

Stock-Based Compensation

The Company recognizes compensation expense over the vesting period in an amount equal to the fair value of all share-based payments which consist of stock options and restricted stock awarded to directors and employees. The fair value of each stock option award is estimated on the date of grant and amortized over the service period using a Black-Scholes-Merton based option valuation model that requires the use of assumptions. Critical assumptions that affect the estimated fair value of each award include expected stock price volatility, dividend yields, option life and the risk-free interest rate.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branch offices constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net fair value of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company performed an evaluation of goodwill, recorded as a result of the Bank of Amador acquisition, during the fourth quarter of 2010 and determined that there was no impairment. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows upon which the assessment is based.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at June 30, 2011 or for the three-month and six-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 109 full-time employees as of June 30, 2011.

The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (the “Bank”), and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates five full service offices in Sacramento and Placer Counties including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices in Sacramento, Fair Oaks, and Roseville. American River Bank also operates two full service offices in Sonoma County in Healdsburg and Santa Rosa, operated under the name “North Coast Bank, a division of American River Bank.”North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. In 2000, North Coast Bank was acquired by the Company as a separate bank subsidiary. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank. On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Bank of Amador was merged with and into American River Bank and now operates three full service banking offices in Amador County in Jackson, Pioneer, and Ione, operating as “Bank of Amador, a division of American River Bank.”

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

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2011, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $221,000 for the quarter ended June 30, 2011, which was an increase of $167,000 compared to $54,000 reported for the same period of 2010. Diluted earnings per share for the second quarter of 2011 were $0.02 compared to $0.01 recorded in the second quarter of 2010. The return on average equity (ROAE) and the return on average assets (ROAA) for the second quarter of 2011 were 0.97% and 0.16%, respectively, as compared to 0.24% and 0.04%, respectively, for the same period in 2010.

Net income for the six months ended June 30, 2011 and 2010 was $427,000 and $360,000, respectively, with diluted earnings per share of $0.04 for each period. For the first six months of 2011, ROAE was 0.95% and ROAA was 0.15% compared to 0.82% and 0.12%, respectively, for the same period in 2010.

Total assets of the Company decreased by $9,215,000 (1.6%) from $578,940,000 at December 31, 2010 to $569,725,000 at June 30, 2011. Net loans totaled $316,861,000 at June 30, 2011, down $18,872,000 (5.6%) from $338,533,000 at December 31, 2010. Deposit balances at June 30, 2011 totaled $455,263,000, down $9,859,000 (2.1%) from $465,122,000 at December 31, 2010.

The Company ended the second quarter of 2011 with a Tier 1 capital ratio of 13.0% and a total risk-based capital ratio of 21.7% compared to 12.6% and 20.3%, respectively, at December 31, 2010. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income
	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Net interest income*	$5,744	$5,635	$11,023	$11,464
Provision for loan and lease losses	(1,700)	(2,011)	(3,075)	(3,652)
Noninterest income	454	460	887	921
Noninterest expense	(4,197)	(4,055)	(8,248)	(8,240)
(Provision for) benefit from income taxes	(25)	78	(55)	(23)
Tax equivalent adjustment	(55)	(53)	(105)	(110)

Net income	$221	$54	$427	$360

Average total assets	$570,683	$584,511	$573,636	$584,428
Net income (annualized) as a percentage of average total assets	0.16%	0.04%	0.15%	0.12%

* Fully taxable equivalent basis

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 4.58% for the three months ended June 30, 2011, 4.52% for the three months ended June 30, 2010, 4.41% for the six months ended June 30, 2011 and 4.62% for the six months ended June 30, 2010.

The fully taxable equivalent interest income component for the second quarter of 2011 decreased $104,000 (1.6%) to $6,422,000 compared to $6,526,000 for the three months ended June 30, 2010. The decrease in the fully taxable equivalent interest income for the second quarter of 2011 compared to the same period in 2010 is broken down by rate (up $234,000) and volume (down $338,000). Although the Company was impacted by the overall lower interest rate environment, forgone interest on nonaccrual loans, and loans with higher interest rates replaced with lower yielding investment securities, these items were offset by an increase in yield on its investment portfolio. The yield on investment securities was positively impacted by a slowdown in mortgage prepayments. As mortgage prepayments slow, the premium paid on these securities is amortized over a longer period of time, resulting in a higher yield. In addition, we have also recently upgraded our investment accounting system that allows us to obtain the actual mortgage prepayment speeds from an external source. This more accurate information also contributed to the increased yield during the second quarter of 2011. The yield on investment securities increased from 2.81% in the second quarter of 2010 to 3.62% in the second quarter of 2011. Approximately 0.35% of this increase was related to the new system’s ability to more accurately reflect the updated prepayment speeds. While the overall dollar increase due to rates was $234,000, investment securities added $396,000. Offsetting this increase was foregone interest income on nonaccrual loans, which was approximately $465,000, compared to foregone interest of $401,000 during the second quarter of 2010. The foregone interest of $465,000 had a 37 basis point negative impact on the yield on earning assets. The average balance of earning assets increased 0.5% from $499,975,000 in the second quarter of 2010 to $502,505,000 in the second quarter of 2011. The overall increase in average assets during the three month period was predominately related to an increase in investment securities offset by a decrease in loans. When compared to the second quarter of 2010, average loan balances were down $38,219,000 (10.5%) to $327,169,000 for the second quarter of 2011 and average investment securities were up $38,879,000 (28.9%) to $173,466,000 for the second quarter of 2011. The increased yield on investments securities offset by the overall low interest rate environment, the negative effect of the foregone interest on loans, and the change in the asset mix resulted in an 11 basis point decrease in the yield on average earning assets from 5.24% for 2010 to 5.13% for 2011. The volume decrease of $338,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans. Total fully taxable equivalent interest income for the six months ended June 30, 2011 decreased $871,000 (6.6%) to $12,426,000 compared to $13,297,000 for the six months ended June 30, 2010. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2011 over the same period in 2010 resulted from decreases in rate (down $184,000) and a decrease in volume (down $687,000). Average earning assets increased $3,708,000 (0.7%) during the first six months of 2011 as compared to the same period in 2010. Average loan balances decreased $39,426,000 (10.6%) during that same period and average investment securities balances increased $41,076,000 (32.0%).

Interest expense was $678,000 or $213,000 (23.9%) lower in the second quarter of 2011 versus the prior year period. The average balances on interest bearing liabilities were $21,591,000 (5.9%) lower in the second quarter of 2011 compared to the same quarter in 2010. The lower balances accounted for a $94,000 decrease in interest expense for the same periods. Average borrowings were down $7,248,000 (33.3%) as the Company replaced higher cost borrowings with lower cost checking and money market accounts. Average deposit balances decreased $9,983,000 or 2.1% from $469,090,000 during the second quarter of 2010 to $459,107,000 during the second quarter of 2011. While there was an overall decrease in deposits, the Company continues to have success attracting new deposit relationships as a direct result of its business development efforts. The Company’s business development efforts have been focused on building checking and savings deposits and other non-CD balances. These non-CD balances increased $11,511,000 (3.3%) from the 2nd quarter of 2010 to the second quarter of 2011 and CD balances decreased $21,494,000 (17.2%) during the same time period. The overall lower interest rate environment accounted for a decrease in rates and a $119,000 reduction in interest expense for the three-month period ended June 30, 2011 compared to the same quarter in 2010. Rates paid on interest bearing liabilities decreased 19 basis points from the second quarter of 2010 to the second quarter of 2011 from 0.97% to 0.78%.

Interest expense was $430,000 (23.5%) lower in the six-month period ended June 30, 2011 versus the prior year period. The average balances on interest-bearing liabilities were $20,802,000 (5.6%) lower in the six-month period ended June 30, 2011 compared to the same period in 2010. The lower balances, especially in the level of average borrowings and time deposits accounted for a $193,000 decrease in interest expense. The decrease in interest expense was also aided by lower rates, which accounted for a $237,000 decrease in interest expense for the six-month period. Rates paid on interest-bearing liabilities decreased 19 basis points from the first six months of 2010 to the first six months of 2011 from 1.00% to 0.81%.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
Three Months Ended June 30,	2011			2010
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$327,169	$4,845	5.94%	$365,388	$5,580	6.13%
Taxable investment Securities	156,264	1,351	3.47%	118,768	726	2.45%
Tax-exempt investment securities (2)	17,187	221	5.16%	15,793	215	5.46%
Corporate stock (2)	15	—	—	26	5	77.13%
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	1,870	5	1.07%	—	—	—
Total earning assets	502,505	6,422	5.13%	499,975	6,526	5.24%
Cash & due from banks	34,014			49,838
Other assets	41,981			43,414
Allowance for loan & lease losses	(7,817)			(8,716)
	$570,683			$584,511

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$184,056	281	0.61%	$181,892	343	0.76%
Savings	45,770	50	0.44%	40,783	58	0.57%
Time deposits	103,118	261	1.02%	124,612	360	1.16%
Other borrowings	14,527	86	2.37%	21,775	130	2.39%
Total interest bearing liabilities	347,471	678	0.78%	369,062	891	0.97%
Noninterest bearing demand deposits	126,163			121,803
Other liabilities	5,878			4,743
Total liabilities	479,512			495,608
Shareholders’ equity	91,171			88,903
	$570,683			$584,511
Net interest income & margin (3)		$5,744	4.58%		$5,635	4.52%

(1)	Loan interest includes loan fees of $26,000 and $3,000, respectively, during the three months ended June 30, 2011 and June 30, 2010. Average loan balances include non-performing loans.
(2)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2011 and 2010.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the quarter (91 days) and annualized to actual days in the year (365 days).

Six Months Ended June 30,	2011			2010
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$332,390	$9,842	5.97%	$371,816	$11,417	6.19%
Taxable investment securities	153,205	2,152	2.83%	112,133	1,434	2.58%
Tax-exempt investment securities (2)	16,091	421	5.28%	16,082	440	5.52%
Corporate stock (2)	21	—	—	26	6	46.54%
Federal funds sold	—	—	—	—	—	0.00%
Interest-bearing deposits in banks	2,058	11	1.08%	—	—	0.00%
Total earning assets	503,765	12,426	4.97%	500,057	13,297	5.36%
Cash & due from banks	35,451			48,398
Other assets	42,207			44,482
Allowance for loan & lease losses	(7,787)			(8,509)
	$573,636			$584,428

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$183,738	576	0.63%	$181,751	693	0.77%
Savings	45,800	104	0.46%	39,437	115	0.59%
Time deposits	105,033	543	1.04%	126,480	751	1.20%
Other borrowings	14,928	180	2.43%	22,633	274	2.44%
Total interest-bearing liabilities	349,499	1,403	0.81%	370,301	1,833	1.00%
Noninterest-bearing demand deposits	127,980			119,998
Other liabilities	5,836			5,629
Total liabilities	483,315			495,928
Shareholders’ equity	90,321			88,500
	$573,636			$584,428
Net interest income & margin (3)		$11,023	4.41%		$11,464	4.62%

(1)	Loan interest includes loan fees of $28,000 and $24,000, respectively, during the six months ended June 30, 2011 and June 30, 2010. Average loan balances include non-performing loans.
(2)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2011 and 2010.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (181days) and annualized to actual days in the year (365 days).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended June 30, 2011 over 2010 (dollars in thousands)
Increase (decrease) due to change in:
	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans (1)(2)	$(584)	$(151)	$(735)
Taxable investment securities	229	396	625
Tax exempt investment securities (3)	19	(13)	6
Corporate stock	(2)	(3)	(5)
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	5	5
Total	(338)	234	(104)
Interest-bearing liabilities:
Interest checking and money market	4	(66)	(62)
Savings deposits	7	(15)	(8)
Time deposits	(62)	(37)	(99)
Other borrowings	(43)	(1)	(44)
Total	(94)	(119)	(213)
Interest differential	$(244)	$353	$109

Six Months Ended June 30, 2011 over 2010 (dollars in thousands)
Increase (decrease) due to change in:
	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans (1)(2)	$(1,211)	$(364)	$(1,575)
Taxable investment securities	525	193	718
Tax exempt investment securities (3)	—	(19)	(19)
Corporate stock	(1)	(5)	(6)
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	11	11
Total	(687)	(184)	(871)
Interest-bearing liabilities:
Interest checking and money market	8	(125)	(117)
Savings deposits	19	(30)	(11)
Time deposits	(127)	(81)	(208)
Other borrowings	(93)	(1)	(94)
Total	(193)	(237)	(430)
Interest differential	$(494)	$53	$(441)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)
Loan fees of $26,000 and $3,000, respectively, during the three months ended June 30, 2011 and June 30, 2010, and loan fees of $28,000 and $24,000, respectively, during the six months ended June 30, 2011 and June 30, 2010, have been included in the interest income computation.

(3)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2011 and 2010.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $1,700,000 for loan and lease losses for the second quarter of 2011 as compared to $2,011,000 for the second quarter of 2010. Net loan and lease losses for the three months ended June 30, 2011 were $1,175,000 or 1.44% (on an annualized basis) of average loans and leases as compared to $2,950,000 or 3.24% (on an annualized basis) of average loans and leases for the three months ended June 30, 2010. For the first six months of 2011, the Company made provisions for loan and lease losses of $3,075,000 and net loan and lease losses were $2,773,000 or 1.68% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $3,652,000 and net loan and lease losses of $4,120,000 for the first six months of 2010 or 2.23% (on an annualized basis) of average loans and leases outstanding. The Company has continued to provide significant amounts to the allowance for loan and lease losses for 2011 resulting from a continued high level of nonperforming loans and leases. The high level of nonperforming loans and leases is due to the impact that the overall challenging economy in the Company’s market areas and the United States, overall, has had on the Company’s borrowers. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Service charges on deposit accounts	$187	$232	$383	$465
Gain (loss) on sale/call of securities	25	(7)	27	(5)
Merchant fee income	120	104	222	201
Bank owned life insurance	69	69	137	127
Other	53	62	118	133
Total noninterest income	$454	$460	$887	$921

Noninterest income decreased $6,000 (1.3%) to $454,000 for the three months ended June 30, 2011 as compared to $460,000 for the three months ended June 30, 2010. Although the decrease was insignificant there were two areas that fluctuated. Service charges on deposit accounts decreased $45,000 (19.4%) from the second quarter of 2010 to the second quarter of 2011 and gains on sale and call of securities increased $32,000 during the same period. The decrease in service charges was primarily related to a decline in fees from overdraft charges and the gain from securities sales and calls was related to more volume. For the six months ended June 30, 2011, noninterest income decreased $34,000 (3.7%) to $887,000. The decrease from the first six months of 2010 compared to the same period in 2011 was also related to lower service charges on deposit accounts.

Noninterest Expense

Noninterest expense increased $142,000 (3.5%) to a total of $4,197,000 in the second quarter of 2011 compared to $4,055,000 in the second quarter of 2010. Salary and employee benefits expense increased $63,000 (3.2%) from $1,980,000 during the second quarter of 2010 to $2,043,000 during the second quarter of 2011. The increase in salary and benefits was due in part to an increase in core salaries which increased $32,000 (2.1%) mainly due to the additional staff added to the loan collection and workout department and normal merit increases. Employee health insurance increased $24,000 (15.7%). On a quarter-over-quarter basis, occupancy expense decreased $44,000 (13.2%) and furniture and equipment expense decreased $5,000 (2.8%). FDIC assessments decreased $117,000 (32.6%) during 2011 to $242,000, from $359,000 in 2010. The majority of this decrease relates to lower deposit balances. Other expense increased $245,000 (20.4%) to a total of $1,448,000 in the second quarter of 2011 versus the second quarter of 2010. Much of this increase is related to higher costs associated with maintaining the Company’s other real estate owned (“OREO”). The total OREO expense in the second quarter of 2011 was $508,000 compared to $203,000 for the same period in 2010. The increased OREO expense related to valuation adjustments and higher costs related to maintaining the Company’s existing and sold properties during the quarter. A portion of the increase in OREO expenses was offset by lower overall expenses. The fully taxable equivalent efficiency ratio for the second quarter of 2011 increased to 66.8% from 65.5% for the second quarter of 2010.

Noninterest expense for the six-month period ended June 30, 2011 was $8,248,000 versus $8,240,000 for the same period in 2010 for an increase of $8,000 (0.1%). Salaries and benefits expense increased $149,000 (3.7%) from $3,974,000 for the six months ended June 30, 2010 to $4,123,000 for the same period in 2011. The increase in salary and benefits was due in part to an increase in overall salary expense which increased $45,000 (1.5%) mainly due to the additional staff added to the loan collection and workout department. Employee health insurance increased $53,000 (17.5%). Occupancy expense decreased $97,000 (14.6%) and furniture and equipment expense decreased $16,000 (4.2%). FDIC assessments decreased $138,000 (20.4%) during 2011 to $540,000, from $678,000 in 2010. Other expense increased $110,000 (4.3%) from $2,546,000 for the six months ended June 30, 2010 to $2,656,000 for the same period in 2011. Much of this increase is related to higher costs associated with maintaining the Company’s OREO. The total OREO expense in the first half of 2011 was $709,000 compared to $584,000 for the same period in 2010. The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first six months of 2011 was 68.3% as compared to 65.6% in the same period of 2010.

Provision for (Benefit from) Income Taxes

The Company recorded a provision for income taxes for the quarter ended June 30, 2011 of $25,000, or an effective tax rate of 10.2%, compared to a benefit of $78,000 for the quarter ended June 30, 2010. For the six months ended June 30, 2011, the provision for income taxes was $55,000 with an effective tax rate of 11.4%, compared to a provision of $23,000 and an effective tax rate of 6.0% for the six months ended June 30, 2010. The lower effective tax rate for the past two years compared to historical averages results from the Company realizing the benefits of tax-free income related to such items as municipal bonds and bank owned life insurance, in conjunction with an overall lower amount of taxable income.

Balance Sheet Analysis

The Company’s total assets were $569,725,000 at June 30, 2011 as compared to $578,940,000 at December 31, 2010, representing a decrease of $9,215,000 (1.6%). The average assets for the three months ended June 30, 2011 were $570,683,000, which represents a decrease of $13,828,000 or 2.4% compared to the average balance of $584,511,000 during the three-month period ended June 30, 2010. The average assets for the six months ended June 30, 2011 were $573,636,000, which represents a decrease of $10,792,000 or 1.8% from the average balance of $584,428,000 during the six-month period ended June 30, 2010. The decrease in average assets for both periods is the result of decreased time deposits and lower loan balances. See “Net Interest Income and Net Interest Margin” above for a discussion of the average balances of loans and deposits.

Investment Securities

The Company classifies its investment securities as either available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold, for liquidity purposes, to implement asset/liability management strategies, and in response to changes in interest rates, prepayment rates and similar factors. During the first half of 2011, the Company used the majority of the proceeds from loan paydowns and principal payments from investment securities to purchase mortgage backed-securities and municipal bonds. Table Five below summarizes the values of the Company’s investment securities held on June 30, 2011 and December 31, 2010.

Table Five: Investment Securities Composition
(dollars in thousands)

Available-for-sale (at fair value)	June 30, 2011	December 31, 2010
Debt securities:
Mortgage-backed securities	$144,969	$138,644
Obligations of states and political subdivisions	20,701	15,792
Corporate stock	77	79
Total available-for-sale investment securities	$165,747	$154,515
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$4,983	$6,149
Total held-to-maturity investment securities	$4,983	$6,149

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

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $17 million in new loans during the first half of 2011. Normal pay downs, loan chargeoffs, and loans transferred to OREO, resulted in an overall decrease in total loans and leases of $21,434,000 (6.2%) from December 31, 2010. The market in which the Company operates continues to see a slowdown in new loan volume as existing borrowers continue to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of June 30, 2011 and December 31, 2010.

Table Six: Loan and Lease Portfolio Composition
(dollars in thousands)	June 30, 2011		December 31, 2010		Change in	Percentage
	$	%	$	%	dollars	change

Commercial	$47,845	15%	$58,261	17%	$(10,416)	(17.9%)
Real estate
Commercial	209,750	65%	216,076	62%	(6,326)	(2.9%)
Multi-family	8,037	2%	6,968	2%	1,069	15.3%
Construction	13,959	4%	15,971	5%	(2,012)	(12.6%)
Residential	23,565	7%	26,099	7%	(2,534)	(9.7%)
Lease financing receivable	2,270	1%	2,766	1%	(496)	(17.9%)
Agriculture	7,834	2%	7,202	2%	632	8.8%
Consumer	11,851	4%	13,202	4%	(1,351)	(6.2%)
Total loans and leases	325,111	100%	346,545	100%	(21,434)	(6.2%)
Deferred loan and lease fees, net	(363)		(427)		64
Allowance for loan and lease losses	(7,887)		(7,585)		(302)
Total net loans and leases	$316,861		$338,533		$(21,672)	(6.4%)

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at June 30, 2011 and December 31, 2010.

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

The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following:lease rates and terms, vacancy rates, absorption and sale rates and capitalization rates; real estate values, supply and demand factors, and rates of return; operating expenses; inflation and deflation; and sufficiency of repayment sources independent of the real estate including, in some instances, personal guarantees.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 78.5% of the Company’s loan and lease portfolio at June 30, 2011, an increase from 76.5% at December 31, 2010. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

A continued substantial further decline in the economy in general, or a continued additional decline in real estate values in the Company’s primary market areas, in particular, has had and could continue to have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan and lease losses. This could adversely affect the Company’s financial condition, future prospects, results of operations, profitability and stock price. Management believes that its lending practices and underwriting standards are structured with the intent to minimize losses; however, there is no assurance that losses will not occur. The Company’s loan practices and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

Management generally places loans and leases on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely.

At June 30, 2011, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $22,228,000 or 6.84% of total loans and leases. Nonperforming loans and leases were $22,571,000 or 6.77% of total loans and leases at December 31, 2010. The $22,228,000 in nonperforming loans and leases at June 30, 2011, was made up of forty-eight loans and two leases. Five of those loans totaling $1,643,000 were current (less than 30 days past due) pursuant to their original or modified terms. Of the June 30, 2011 balance, a valuation allowance of $560,000 was established on the nonperforming loans. Of the December 31, 2010 balance, a valuation allowance of $385,000 was established. The overall level of nonperforming loans increased $633,000 (2.9%) to $22,228,000 at June 30, 2011 compared to $21,595,000 at of March 31, 2011. At March 31, 2011, the Company had thirty-one real estate loans totaling $17,779,000; fifteen commercial loans totaling $3,258,000; eight consumer loans totaling $533,000; and two leases totaling $25,000. During the second quarter of 2011, ten loans incurred charge offs in the amount of $724,000, six loans in the amount of $751,000 were current and returned to performing status, four loans in the amount of $2,093,000 were paid off, two loans totaling $262,000 were adjusted to market value and moved to OREO, and ten loans in the total amount of $4,631,000 were placed on nonperforming status during the quarter. The Company also collected approximately $168,000 in principal paydowns.

Of the ten loans added in the second quarter of 2011, five loans in the total amount of $4,404,000 were real estate secured, three loans in the amount of $83,000 were consumer loans and two loans in the amount of $144,000 were commercial loans. Four of these lending relationships were over $250,000. The first loan was originated as an SBA 504 product to purchase a commercial building in Sacramento County with a quarter-end balance of $367,000. The second loan was originated for construction of an owner occupied property in Sonoma County with a quarter-end balance of $3,000,000. The third loan was for the purchase of adjoining agricultural property to an existing agricultural loan in Sacramento County with a quarter-end balance of $397,000. The final loan was for the purchase of agricultural property as part of a government program in Amador County with a quarter-end balance of $252,000.

The net interest due on nonaccrual loans and leases but excluded from interest income was $465,000 for the three months ended June 30, 2011, compared to foregone interest of $401,000 during the same period in 2010. The net interest due on nonaccrual loans and leases but excluded from interest income was $890,000 for the six months ended June 30, 2011, compared to $712,000 during the same period in 2010. There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of June 30, 2011. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2011, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2011 and December 31, 2010.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	June 30,	December 31,
	2011	2010
Past due 90 days or more and still accruing
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Consumer and other	3	—
Nonaccrual
Commercial	2,890	3,491
Real estate	19,055	18,735
Lease financing receivable	23	28
Consumer and other	257	317
Total nonperforming loans and leases	$22,228	$25,571

Impaired Loans and Leases

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the loan or lease’s original effective interest rate, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans or leases that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company typically reviews loans or leases graded substandard or lower with outstanding principal balances in excess of $100,000 as well as loans considered troubled debt restructures with outstanding principal balances in excess of $25,000. At June 30, 2011, the recorded investment in loans and leases that were considered to be impaired totaled $38,139,000, which includes $16,406,000 in performing loans and leases. Of the total impaired loans of $38,139,000, loans totaling $21,278,000 were deemed to require no specific reserve and loans totaling $16,861,000 were deemed to require a related valuation allowance of $792,000. Of the $21,278,000 in impaired loans that did not carry a specific reserve there were $9,440,000 in loans or leases that had previous partial charge-offs and $11,838,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $40,237,000 at December 31, 2010. Of the total impaired loans of $40,237,000, loans totaling $22,168,000 were deemed to require no specific reserve and loans totaling $18,069,000 were deemed to require a related valuation allowance of $1,619,000.

The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six to twelve months, and are reviewed by a qualified credit officer or by an independent qualified third-party appraiser. In the second quarter of 2011, the Company had a net charge-off of $1,175,000 with a provision of $1,700,000. In the second quarter of 2010, the Company had net charge-offs of $2,950,000 with a provision of $2,011,000.

At June 30, 2011, there were twenty-five loans and leases that were modified and are currently performing (less than ninety days past due) totaling $11,682,000 and sixteen loans and leases that are considered nonperforming (and included in Table Seven above), totaling $7,760,000, which are considered troubled debt restructures (“TDR”). These TDRs have a specific reserve of $412,000. As of June 30, 2011, of the forty-one TDRs, modifications to terms included twenty-one extensions, eight partial charge off/ terms modifications, six term outs, four rate reductions, one change to amortizing loan and one forbearance. All were performing as agreed except for six extensions, four partial charge off/ terms modifications, three term outs, two rate reductions, and one change to amortizing loan. The Company generally requires TDRs that are on non-accrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

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

The allowance for loan and lease losses totaled $7,887,000 or 2.43% of total loans and leases at June 30, 2011 compared to $7,585,000 or 2.19% of total loans and leases at December 31, 2010. The Company establishes general and specific reserves in accordance with generally accepted accounting principles. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 35.5% at June 30, 2011 and 33.6% at December 31, 2010. The allowance for loans and leases as a percentage of impaired loans and leases was 20.7% at June 30, 2011 and 18.9% at December 31, 2010. Of the total non-performing and impaired loans and leases outstanding as of June 30, 2011, there were $20,250,000 in loans or leases that had been reduced by partial charge-offs of $8,166,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not require specific reserves and are not eligible for general reserves.

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

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Average loans and leases outstanding	$327,169	$365,338	$332,390	$371,816

Allowance for loan and lease losses at beginning of period	$7,362	$8,380	$7,585	$7,909

Loans and leases charged off:
Commercial	(459)	(699)	(750)	(1,698)
Real estate	(802)	(2,198)	(2,250)	(2,350)
Lease financing receivable	—	—	—	—
Consumer	(164)	(73)	(170)	(171)
Total	(1,425)	(2,970)	(3,170)	(4,219)
Recoveries of loans and leases previously charged off:
Commercial	250	—	383	63
Real estate	—	20	—	36
Lease financing receivable	—	—	14	—
Consumer	—	—	—	—
Total	250	20	397	99
Net loans and leases charged off	(1,175)	(2,950)	(2,773)	(4,120)
Additions to allowance charged to operating expenses	1,700	2,011	3,075	3,652
Allowance for loan and lease losses at end of period	$7,887	$7,441	$7,887	$7,441
Ratio of net charge-offs to average loans and leases outstanding (annualized)	1.44%	3.24%	1.68%	2.23%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	2.08%	2.21%	1.87%	1.98%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.43%	2.06%	2.43%	2.06%

Other Real Estate Owned

At June 30, 2011, the Company had sixteen OREO properties with a carrying cost of $3,224,000. This compares to fourteen properties with a carrying cost of $2,696,000 at December 31, 2010 and seventeen properties with a carrying cost of $3,219,000 at June 30, 2010. During the second quarter of 2011, the Company sold three properties for a gain of $2,000 and added two properties to OREO with loan balances totaling $293,000. These two properties added during the quarter were simultaneously written down to fair value by $31,000 leaving a net value of $262,000. Of the two properties added during the quarter, one was 16.6 acre parcel of residential land in El Dorado County carried at $87,000 and the other was a commercial building currently occupied by a specialty retail store on the ground floor and two upstairs rented apartment units in Amador County, carried at $175,000. The Company also adjusted the balance on two properties that were obtained in the first quarter of 2011 for which fair value adjustments were made in the current quarter in the amount of $187,000. The amount had been reserved for in the allowance for loan and lease losses at March 31, 2011.

During the first quarter of 2011, the Company sold three properties with balances of $554,000 for a loss of $28,000 and added six properties to OREO with fair values less costs to sell totaling $1,766,000 after writing the related loans down by $222,000 through the allowance for loan and lease losses. Of the six properties added during the First quarter of 2011, one is a multi-tenant office building in Sacramento County carried for $1,037,000; two properties are single family residences (one in El Dorado County carried for $210,000 and the other in Calaveras County carried for $127,000); two properties are commercial buildings both in Calaveras County (one is a wine storage facility carried at $178,000 and the other is a single tenant lease of a 2,300 square foot retail building carried for $131,000); and one property is 2.1 acres of residential land in Calaveras County carried for $83,000.

The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the second quarter of 2011, this valuation process resulted in the Company reducing the book value of certain properties by $441,000. At June 30, 2011, the OREO valuation allowance was at $68,000. This compares to a valuation allowance of $100,000 at December 31, 2010. There was no valuation allowance at June 30, 2010. The Company believes that all sixteen OREO properties owned at June 30, 2011 are carried approximately at fair value.

Deposits

At June 30, 2011, total deposits were $455,263,000 representing a decrease of $9,859,000 (2.1%) from the December 31, 2010 balance of $465,122,000. The Company’s deposit growth plan for 2011 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. The Company experienced increases in interest-bearing checking ($284,000 or 0.6%), money market ($694,000 or 0.5%) and savings ($240,000 or 0.5%) and decreases in noninterest-bearing ($3,086,000 or 2.4%) and time deposits ($7,991,000 or 7.2%) in the six month period ended June 30, 2011. A portion of the decrease in the noninterest-bearing balances relates to purchases of real estate and inventory by the Company’s business depositors and the decrease in time deposits is related to the Company’s decision to reduce the offering rates on time deposits in light of reduced liquidity needs due to the decrease in loan balances.

Other Borrowed Funds

Other borrowings outstanding as of June 30, 2011 and December 31, 2010, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)

	June 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$7,000	2.57%	$7,000	2.40%

Long-term borrowings:
FHLB advances	$10,000	1.86%	$10,000	2.41%

The maximum amount of short-term borrowings at any month-end during the first two quarters of 2011 and 2010 was $12,000,000 and $9,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$7,000	$10,000
Maturity	2011 to 2012	2012 to 2014
Average rates	2.57%	1.86%

The Company has also been issued a total of $10,000,000 in letters of credit by the FHLB that are pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2011 or 2010 and management does not currently expect to draw upon them in the foreseeable future. See the Liquidity section that follows for additional information on FHLB borrowings.

Capital Resources

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As a result of a 2009 FDIC examination, management entered into a Memorandum of Understanding as of February 10, 2010 with the FDIC and the California Commissioner of Financial Institutions, which required the Bank to take certain actions including maintaining the Bank’s Tier I Leverage capital ratio at not less than 8% and a Total Risk-Based capital ratio of not less than 11%. In July 2011, this Memorandum was terminated by the FDIC and the California Commissioner of Financial Institutions. See “Note 13, OTHER MATTERS” herein for more information regarding the Memorandum.

At June 30, 2011, shareholders’ equity was $91,187,000, representing an increase of $1,643,000 (1.8%) from $89,544,000 at December 31, 2010. The increase results from net income for the period, the stock based compensation expense, and the increase in other comprehensive income. The ratio of total risk-based capital to risk adjusted assets was 21.7% at June 30, 2011 and 20.3% at December 31, 2010. Tier 1 risk-based capital to risk-adjusted assets was 20.4% at June 30, 2011 and 19.1% at December 31, 2010. The leverage ratio was 13.0% at June 30, 2011 and 12.6% at December 31, 2010.

Table Ten below lists the Company’s actual capital ratios at June 30, 2011 and December 31, 2010 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At June 30, 2011	At December 31, 2010	Minimum Regulatory Capital Requirements

Leverage ratio	13.0%	12.6%	4.00%

Tier 1 Risk-Based Capital	20.4%	19.1%	4.00%

Total Risk-Based Capital	21.7%	20.3%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of June 30, 2011 and December 31, 2010.

On December 17, 2009, the Company filed a Current Report with the SEC on Form 8-K announcing the completion of an offering of approximately $24 million of its common stock. Effective July 27, 2009, the Company temporarily suspended both the payment of cash dividends and stock repurchases. See Part II, Item 2, for additional disclosure regarding the stock repurchase plan.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and its subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2011 and 2010.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2011 were approximately $38,841,000 and $9,971,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2011, consolidated liquid assets totaled $142.8 million or 25.1% of total assets compared to $128.1 million or 22.1% of total assets on December 31, 2010. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with two of its correspondent banks. At June 30, 2011, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At June 30, 2011, the Bank could have arranged for up to $90,308,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2011, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $27,000,000, leaving $63,308,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At June 30, 2011, the Company’s borrowing capacity at the Federal Reserve Bank was $25,872,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2011 and December 31, 2010, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $48,812,000 and $52,481,000 at June 30, 2011 and December 31, 2010, respectively. As a percentage of net loans and leases these off-balance sheet items represent 15.4% and 15.5%, respectively.

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

Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, borrowing, and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of June 30, 2011 and December 31, 2010
(dollars in thousands)	$ Change in NII from Current 12 Month Horizon June 30, 2011	$ Change in NII from Current 12 Month Horizon December 31, 2010
Variation from a constant rate scenario
+200bp	$194	$289
- 200bp	$(1,175)	$(1,739)

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

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2010, filed with the Securities and Exchange Commission on March 4, 2011, other than the addition of the following risk factor.

Credit Downgrade Risk and European Market Risk

On August 5, 2011, Standard & Poor’s downgraded the long-term credit rating of the U.S. from “AAA” to “AA+.”  This was the first downgrade of the U.S. credit rating in history.  Prior to the action taken by S&P, Moody’s placed the U.S. government under review for a possible credit ratings downgrade, but on August 2, 2011, Moody’s confirmed the U.S. government’s “AAA” credit rating while stating that the rating outlook was negative.  Also, on August 2, 2011, Fitch affirmed its existing U.S. government credit rating, but stated that the rating was under review.  It is uncertain whether Moody’s and Fitch will change their credit ratings.  It is also uncertain whether future additional downgrades may occur by such rating agencies.

The federal bank regulatory agencies jointly issued guidance on August 5, 2011 regarding the impact of the S&P downgrade upon risk-based capital treatment.  The agencies advised banks that for risk-based capital purposes, the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not change.  The agencies also advised that treatment of Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities under other federal banking agency regulations, including, for example, the Federal Reserve Board’s Regulation W, will also be unaffected.

The effects of credit agency downgrade of the U.S. government’s credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities is uncertain, but such downgrades could result in risks to the Company and general economic conditions in the U.S. and in the Company’s market areas, which we are unable to predict.  In addition, there is existing uncertainty about the effects upon the U.S. economy of the financial instability of several countries in the European Union and the risks of debt defaults posed by those countries.  These economic circumstances could have a significant adverse effect on our business, results of operations and financial condition, which in turn could adversely affect our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allows for the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock. On July 27, 2009, the Company announced that the Board of Directors was temporarily suspending the stock repurchase program, therefore the number of shares reported in column (d) of the table as shares that may be repurchased under the plan are “none” for the periods stated. The Company relies on distributions from the Bank in the form of cash dividends in order to fund its repurchase program. The following table lists shares repurchased during the quarter ended June 30, 2011 and the maximum amount available to repurchase under the repurchase plan, which was none as a result on the suspension of the repurchase program.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 April 1 through April 30, 2011	None	N/A	None	None
Month #2 May 1 through May 31, 2011	None	N/A	None	None
Month #3 June 1 through June 30, 2011	None	N/A	None	None
Total	None	N/A	None

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

(3.1)
Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

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

(10.14)
Lease agreement between Bank of Amador and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California,incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

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

*(10.20)
American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008, the Fourth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, the Fifth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010, and the Sixth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011.

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

(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Registrant by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

*Denotes management contracts, compensatory plans or arrangements.

**Incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-36326) filed with the Commission on May 5, 2000.

***Incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 333-119085) filed with the Commission on September 17, 2004.

****These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

August 8, 2011	By:	/s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

August 8, 2011	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation