Form 10-Q
period 2011-09-30
AMERICAN RIVER BANKSHARES
filed 2011-11-02
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or
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

    No par value Common Stock – 9,890,909 shares outstanding at November 1, 2011.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	September 30, 2011	December 31, 2010
ASSETS

Cash and due from banks	$50,562	$31,871
Interest-bearing deposits in banks	1,749	2,248
Investment securities:
Available-for-sale (amortized cost: 2011--$167,235; 2010--$151,667)	173,309	154,515
Held-to-maturity (fair value: 2011--$4,759; 2010--$6,472)	4,505	6,149
Loans and leases, less allowance for loan and lease losses of $7,888 at September 30, 2011 and $7,585 at December 31, 2010	306,614	338,533
Premises and equipment, net	2,238	2,026
Federal Home Loan Bank stock	3,093	3,486
Goodwill and other intangible assets	16,557	16,723
Other real estate owned	3,827	2,696
Accrued interest receivable and other assets	19,266	20,693
	$581,720	$578,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$132,145	$126,636
Interest-bearing	331,444	338,486
Total deposits	463,589	465,122

Short-term borrowings	5,000	7,000
Long-term borrowings	14,000	10,000
Accrued interest payable and other liabilities	6,019	7,274

Total liabilities	488,608	489,396

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding –9,890,909 shares at September 30, 2011 and 9,874,867 shares at December 31, 2010	71,970	71,814
Retained earnings	17,497	16,021
Accumulated other comprehensive income, net of taxes	3,645	1,709

Total shareholders’ equity	93,112	89,544
	$581,720	$578,940

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$4,777	$5,466	$14,619	$16,883
Interest on deposits in banks	7	—	18	—
Interest and dividends on investment securities:
Taxable	1,099	721	3,251	2,160
Exempt from Federal income taxes	187	157	503	488
Dividends	—	—	—	—
Total interest income	6,070	6,344	18,391	19,531
Interest expense:
Interest on deposits	541	718	1,764	2,277
Interest on borrowings	99	120	279	394
Total interest expense	640	838	2,043	2,671

Net interest income	5,430	5,506	16,348	16,860

Provision for loan and lease losses	550	2,025	3,625	5,677

Net interest income after provision for loan and lease losses	4,880	3,481	12,723	11,183

Noninterest income:
Service charges on deposit accounts	185	201	568	666
Gain (loss) on sale of securities	326	1	353	(4)
Other noninterest income	239	239	716	700
Total noninterest income	750	441	1,637	1,362

Noninterest expense:
Salaries and employee benefits	2,219	1,926	6,342	5,900
Occupancy	275	314	842	979
Furniture and equipment	167	169	528	546
Federal Deposit Insurance Corporation assessments	172	383	712	1,061
Other real estate owned expense	260	159	969	743
Other expense	893	1,021	2,841	2,983
Total noninterest expense	3,986	3,972	12,234	12,212

Income (loss) before provision for (benefit from) income taxes	1,644	(50)	2,126	333

Provision for (benefit from) income taxes	595	(89)	650	(66)

Net income	$1,049	$39	$1,476	$399

Basic earnings per share	$0.11	$0.00	$0.15	$0.04
Diluted earnings per share	$0.11	$0.00	$0.15	$0.04

Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Total Comprehensive Income

	Shares	Amount
Balance, January 1, 2010	9,845,533	$71,578	$15,545	$222	$87,345

Comprehensive income:
Net income			476		476	$476
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,487	1,487	1,487

Total comprehensive income						$1,963

Restricted stock awarded and related compensation expense	29,334	47			47
Stock option compensation expense		189			189
Balance, December 31, 2010	9,874,867	71,814	16,021	1,709	89,544

Comprehensive income:
Net income			1,476		1,476	$1,476
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,936	1,936	1,936

Total comprehensive income						$3,412

Restricted stock awarded, net of forfeitures, and related compensation expense	16,042	63			63
Stock option compensation expense		93			93

Balance, September 30, 2011	9,890,909	$71,970	$17,497	$3,645	$93,112

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,	2011	2010

Cash flows from operating activities:
Net income	$1,476	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,625	5,677
Decrease in deferred loan origination fees, net	(111)	(172)
Depreciation and amortization	546	566
(Gain) loss on sale and call of investment securities	(353)	4
Amortization of investment security premiums and discounts, net	1,678	1,842
Increase in cash surrender value of life insurance policies	(206)	(201)
Stock based compensation expense	156	177
Loss on sale and write-down of other real estate owned	449	528
Decrease in accrued interest receivable and other assets	344	3,891
Decrease in accrued interest payable and other liabilities	(1,255)	(1,679)

Net cash provided by operating activities	6,349	11,032

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	9,706	6,526
Proceeds from matured available-for-sale investment securities	315	2,725
Proceeds from called available-for-sale investment securities	1,180	620
Purchases of available-for-sale investment securities	(47,157)	(56,444)
Proceeds from principal repayments for available-for-sale investment securities	19,048	12,927
Proceeds from principal repayments for held-to-maturity investment securities	1,659	5,250
Net decrease in interest-bearing deposits in banks	499
Net decrease in loans	25,936	22,473
Proceeds from sale of other real estate	888	2,261
Purchases of equipment	(592)	(280)
Net decrease in FHLB stock	393	331

Net cash provided by (used in) investing activities	11,875	(3,611)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$9,456	$17,670
Net decrease in time deposits	(10,989)	(17,626)
Net decrease in short-term borrowings	(2,000)	(7,500)
Net increase (decrease) in long-term borrowings	4,000	(7,000)
Payment of cash dividends	—	—
Exercise of stock options	—	—
Tax benefit from exercise of stock options	—	—

Net cash provided by (used in) financing activities	467	(14,456)

Increase (decrease) increase in cash and cash equivalents	18,691	(7,035)

Cash and cash equivalents at beginning of year	31,871	58,493

Cash and cash equivalents at end of period	$50,562	$51,458

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at September 30, 2011 and December 31, 2010, and the results of its operations and its cash flows for nine-month periods ended September 30, 2011 and 2010 and its statement of changes in shareholders’ equity for the year ended December 31, 2010 and the nine months ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 annual report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2011 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses, the provision for taxes, the valuation of goodwill and the estimated fair value of investment securities, impaired loans and other real estate owned.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 359,569 options remain outstanding at September 30, 2011. The total number of authorized shares that remain available for issuance under the 2010 Plan is 1,431,453. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonstatutory agreements and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

During the third quarter of 2011, the Company awarded 18,902 shares of restricted common stock under the Company’s 2010 Equity Incentive Plan to certain employees and to directors. During the third quarter of 2010, the Company awarded 29,334 shares of restricted common stock under the Company’s 2010 Equity Incentive Plan to certain employees and to directors. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at the grant date amounted to approximately $99,000 for the awards in 2011 and $205,000 for the awards in 2010 and is recognized ratably as compensation expense or director expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in increments over one to five years from the date of grant. The shares awarded to employees and directors under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. New shares are issued upon vesting of the restricted common stock.

Equity Compensation

For the three-month periods ended September 30, 2011 and 2010, the compensation cost recognized for equity compensation was $48,000 and $67,000, respectively. The recognized tax benefit for equity compensation expense was $15,000 and $17,000, for the three-month periods ended September 30, 2011 and 2010, respectively. For the nine-month periods ended September 30, 2011 and 2010, the compensation cost recognized for equity compensation was $156,000 and $177,000, respectively. The recognized tax benefit for equity compensation expense was $44,000 and $34,000, for the nine-month periods ended September 30, 2011 and 2010, respectively.

At September 30, 2011, the total compensation cost related to nonvested stock option awards not yet recorded is $86,000. This amount will be recognized over the next 3.5 years and the weighted average period of recognizing these costs is expected to be 1.06 years. At September 30, 2011, the total compensation cost related to restricted stock awards not yet recorded is $174,000. This amount will be recognized over the next 5.0 years and the weighted average period of recognizing these costs is expected to be 1.82 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three and nine-month periods ended September 30, 2011 and 2010. A summary of option activity under the Plans as of September 30, 2011 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2011	379,571	$17.18	5.5 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(20,002)	$16.47	—	—
Outstanding at September 30, 2011	359,569	$17.22	4.7 years	$—
Exercisable at September 30, 2011	293,104	$18.09	4.2 years	$—

Restricted Stock

There were 18,902 shares of restricted stock awarded during the three and nine-month periods ended September 30, 2011. Of the 18,902 restricted common shares, 13,335 will vest one year from the date of the award and 5,567 will vest over five years at 20% per year from the date of the award. There were 29,334 shares of restricted stock awarded during the three and nine-month periods ended September 30, 2010. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant ($5.25 on August 17, 2011 and $6.99 on July 21, 2010). Of the 29,334 restricted common shares awarded in 2010, 13,298 vested on July 21, 2011, 2,860 were forfeited and 13,176 will vest 20% per year. The intrinsic value of unvested restricted stock at September 30, 2011 was $160,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	29,334	$6.99
Awarded	18,902	5.25
Vested	(13,298)	6.99
Cancelled	(2,860)	6.99
Nonvested at September 30, 2011	32,078	$5.96

Other Equity Awards

There were no stock appreciation rights, restricted performance stock, unrestricted Company stock, or performance units awarded during the three or nine month periods ended September 30, 2011 or 2010. The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $4.97 as of September 30, 2011.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $39,250,000 and standby letters of credit of approximately $10,086,000 at September 30, 2011. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2011 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2011 or December 31, 2010.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (9,849,040 shares for the three-month and nine-month periods ended September 30, 2011, and 9,845,533 for the three-month and nine-month periods ended September 30, 2010). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 2,938 and 7,979 diluted shares, respectively, for the three-month and nine-month periods ended September 30, 2011 and 142 and 48 diluted shares, respectively, for the three-month and nine-month periods ended September 30, 2010. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is comprised of net income plus other comprehensive income. Other comprehensive income, net of taxes, was comprised of the unrealized gains on available-for-sale investment securities of $828,000 and $1,936,000, respectively, for the three-month and nine-month periods ended September 30, 2011 and $143,000 and $2,073,000, respectively, for the three-month and nine-month periods ended September 30, 2010. Comprehensive income was $1,877,000 and $3,412,000, respectively, for the three-month and nine-month periods ended September 30, 2011 and $182,000 and $2,472,000, respectively, for the three-month and nine-month periods ended September 30, 2010. Reclassification adjustments resulting from realized gains or losses on sale of investment securities were $326,000 and $353,000, respectively, for the three-month and nine-month periods ended September 30, 2011 and $1,000 and $(4,000), respectively, for the three three-month and nine-month periods ended September 30, 2010.

6. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at September 30, 2011 and December 31, 2010 consisted of the following (dollars in thousands):

Available-for-Sale
	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$141,743	$5,122	$(54)	$146,811
Obligations of states and political subdivisions	25,428	1,027	(29)	26,426
Equity securities:
Corporate stock	64	8	—	72
	$167,235	$6,157	$(83)	$173,309

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$135,915	$3,156	$(427)	$138,644
Obligations of states and political subdivisions	15,675	242	(125)	15,792
Equity securities:
Corporate stock	77	8	(6)	79
	$151,667	$3,406	$(558)	$154,515

Net unrealized gains on available-for-sale investment securities totaling $6,074,000 were recorded, net of $2,429,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2011. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended September 30, 2011 totaled $9,294,000 and $326,000, respectively and for the nine-month period ended September 30, 2011 totaled $10,886,000 and $353,000, respectively. There were no transfers of available-for-sale investment securities for the nine-month period ended September 30, 2011.

Net unrealized gains on available-for-sale investment securities totaling $2,848,000 were recorded, net of $1,139,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2010. Proceeds and gross realized gains (losses) from the sale and call of available-for-sale investment securities for the three-month period ended September 30, 2010 totaled $3,076,000 and $1,000, respectively and for the nine-month period ended September 30, 2010 totaled $6,921,000 and $(4,000), respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2010.

Held-to-Maturity
September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$4,505	$254	$—	$4,759

December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$6,149	$323	$—	$6,472

There were no sales or transfers of held-to-maturity investment securities for the periods ended September 30, 2011 and December 31, 2010.

Investment securities with unrealized losses at September 30, 2011 and December 31, 2010 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$12,948	$(54)			$12,948	$(54)
Obligations of states and political subdivisions	2,633	(29)			2,633	(29)
	$15,581	$(83)	$—	$—	$15,581	$(83)

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$29,535	$(427)			$29,535	$(427)
Obligations of states and political subdivisions	5,169	(125)			5,169	(125)
Equity Securities:
Corporate stock	5	(2)	$5	$(4)	10	(6)
	$34,709	$(554)	$5	$(4)	$34,714	$(558)

There were no held-to-maturity investment securities with unrealized losses as of September 30, 2011 or December 31, 2010.

At September 30, 2011, the Company held 169 securities of which 9 were in a loss position for less than twelve months and none were in a loss position for twelve months or more. Of the 9 securities in a loss position, 6 are mortgage-backed securities and 3 are obligations of states and political subdivisions. At December 31, 2010, the Company held 168 securities of which 29 were in a loss position for less than twelve months and 5 were in a loss position for twelve months or more. Of the 34 securities in a loss position, 15 were mortgage-backed securities, 11 were obligations of states and political subdivisions and 8 were corporate stocks.

The unrealized loss on the Company’s investments in mortgage-backed securities and obligations of states and political subdivisions at September 30, 2011 is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be until maturity, management does not consider these investments to be other-than-temporarily impaired.

The amortized cost and estimated fair value of investment securities at September 30, 2011 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$1,126	$1,139
After one year through five years	2,205	2,229
After five years through ten years	8,243	8,586
After ten years	13,854	14,472
	25,428	26,426

Investment securities not due at a single maturity date:
Mortgage-backed securities	141,743	146,811	$4,505	$4,759
Corporate stock	64	72
	$167,235	$173,309	$4,505	$4,759

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

7. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At September 30, 2011 and December 31, 2010, the recorded investment in nonperforming loans and leases was approximately $20,965,000 and $22,571,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. At September 30, 2011, the recorded investment in loans and leases that were considered to be impaired totaled $38,780,000, which includes $20,801,000 in nonperforming loans and leases and $17,979,000 in performing loans and leases. Of the total impaired loans of $38,780,000, loans totaling $16,320,000 were deemed to not require a specific reserve and loans totaling $22,460,000 were deemed to require a specific reserve of $1,465,000. At December 31, 2010, the recorded investment in loans and leases that were considered to be impaired totaled $40,237,000, which included $22,168,000 with no specific reserve and $18,069,000 were deemed to require a specific reserve of $1,619,000. If interest had been accruing on the nonperforming loans, such income would have approximated $398,000 and $1,288,000, respectively, for the three-month and nine-month periods ended September 30, 2011 and $528,000 and $1,231,000, respectively, for the three-month and nine-month periods ended September 30, 2010.

At September 30, 2011 and December 31, 2010, the recorded investment in other real estate owned (“OREO”) was $3,827,000 and $2,696,000, respectively. In addition, the Company owned one repossessed mobile home classified on the balance sheet in accrued interest receivable and other assets with a book value of $55,000. For the three months ended March 31, 2011, the Company transferred six properties from four relationships with loan balances in the amount of $1,988,000 to OREO and subsequently wrote these balances down by $222,000 to $1,766,000, and sold three properties with balances of $554,000 for a net loss of $28,000. In addition to the $222,000 in write downs, the Company also adjusted the balances, through charges to the allowance for loan and lease losses, of properties obtained in the prior quarter in the amount of $166,000. For the three months ended June 30, 2011, the Company transferred two properties with loan balances in the amount of $293,000 to OREO and subsequently wrote these balances down by $31,000 to $262,000, and sold three properties with balances of $150,000 for a net gain of $2,000. The Company also adjusted the balance on two properties that were obtained in the prior quarter for which fair value evaluations were received in the current quarter in the amount of $187,000. The $187,000 had been reserved for in the allowance for loan and lease losses at March 31, 2011. The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the second quarter of 2011, this valuation process resulted in the Company reducing the book value of certain properties by $441,000. For the three months ended September 30, 2011, the Company transferred seven properties with loan balances in the amount of $1,109,000 to OREO and subsequently wrote these balances down by $26,000 to $1,083,000, and sold one property with a balance of $210,000 for no gain or loss. The Company also adjusted the balance on three properties that were obtained in prior quarters for which new appraisals were received in the current quarter in the amount of $156,000. The Company also had a $126,000 valuation allowance on properties that it expects to sell in the fourth quarter of 2011.

The September 30, 2011 OREO balance of $3,827,000 consists of 22 properties including 7 residential land properties in the amount of $658,000, 1 commercial land property totaling $313,000, 5 commercial real estate properties in the amount of $1,525,000 and 9 residential real estate properties in the amount of $1,331,000. Nonperforming loans and leases, OREO, and other repossessed assets at September 30, 2011 and December 31, 2010 are summarized as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010

Nonaccrual loans and leases that are current to terms	$1,031	$3,004
Nonaccrual loans and leases that are past due	19,934	19,567
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned and other repossessed assets	3,882	2,696
Total nonperforming assets	$24,847	$25,267

Nonperforming loans and leases to total loans and leases	6.67%	6.52%
Total nonperforming assets to total assets	4.27%	4.36%

Impaired loans and leases as of and for the periods ended September 30, 2011 and December 31, 2010 are summarized as follows:

September 30, 2011		Unpaid		Average	Interest
(dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial:
Commercial	$2,552	$2,552	—	$3,654	$116
Real estate:
Commercial	9,627	11,085	—	9,197	224
Multi-family	18	18	—	869	6
Construction	494	494	—	3,097	1
Residential	3,490	3,490	—	2,656	16
Other:
Agriculture	—	—	—	127	—
Consumer	139	139	—	166	12
	$16,320	$17,778	$—	$19,766	$375
With an allowance recorded:
Commercial:
Commercial	$2,677	$4,256	$465	$1,749	$121
Real estate:
Commercial	13,123	15,106	463	12,254	1,745
Multi-family	1,190	1,283	6	796	26
Construction	3,831	5,002	367	1,615	19
Residential	869	869	35	1,673	16
Other:
Agriculture	597	597	89	398	3
Consumer	173	173	40	239	22
	$22,460	$27,286	$1,465	$18,724	$1,952
Total:
Commercial:
Commercial	$5,229	$6,808	$465	$5,403	$237
Real estate:
Commercial	22,750	26,191	463	21,451	1,969
Multi-family	1,208	1,301	6	1,665	32
Construction	4,325	5,496	367	4,712	20
Residential	4,359	4,359	35	4,329	32
Other:
Agriculture	597	597	89	525	3
Consumer	312	312	40	405	34
	$38,780	$45,064	$1,465	$38,490	$2,327

December 31, 2010		Unpaid		Average	Interest
(dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial:
Commercial	$5,026	$5,418	—	$5,042	$137
Real estate:
Commercial	9,066	12,149	—	14,013	424
Multi-family	1,382	2,382	—	1,383	70
Construction	4,695	7,064	—	6,545	43
Residential	1,663	1,835	—	1,593	50
Other:
Agriculture	129	322	—	206	4
Consumer	207	207	—	317	16
	$22,168	$29,377	$—	$29,099	$744
With an allowance recorded:
Commercial:
Commercial	$3,231	$3,231	$274	$3,452	$196
Real estate:
Commercial	12,120	12,584	1,160	9,369	456
Multi-family	1,214	1,214	22	1,321	44
Residential	1,013	1,013	152	861	51
Other:
Consumer	491	491	11	492	24
	$18,069	$18,533	$1,619	$15,495	$771
Total:
Commercial:
Commercial	$8,257	$8,649	$274	$8,494	$333
Real estate:
Commercial	21,186	24,733	1,160	23,382	880
Multi-family	2,596	3,596	22	2,704	114
Construction	4,695	7,064	—	6,545	43
Residential	2,676	2,848	152	2,454	101
Other:
Agriculture	129	322	—	206	4
Consumer	698	698	11	809	40
	$40,237	$47,910	$1,619	$44,594	$1,515

8. TROUBLED DEBT RESTRUCTURINGS

At September 30, 2011, there were 45 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, 30 were modified and are currently performing (less than ninety days past due) totaling $14,958,000 and 15 are considered nonperforming (and included in the $20,965,000 noted above), totaling $7,148,000. At September 30, 2011 and December 31, 2010, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

The Company has allocated $291,000 and $1,428,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010. The Company has not committed to lend additional amounts to these borrowers as of September 30, 2011 and December 31, 2010.

During the nine-month period ended September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications not considered troubled debt restructurings involving a reduction of the stated interest rate of the loan were for periods ranging from ten years to thirteen years. Modifications not considered troubled debt restructurings involving an extension of the maturity date were for periods ranging from ten months to ten years. The following table presents loans by class modified as troubled debt restructurings that occurred during the nine-month period ended September 30, 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	2	$2,711,000	$2,683,000
Real estate
Commercial	5	2,960,000	2,719,000
Multi-family	1	78,000	78,000
Construction	1	683,000	683,000
Consumer	2	855,000	855,000

Total	11	$7,288,000	$7,019,000

The troubled debt restructurings described above increased the allowance for loan losses by $164,000 and resulted in charge offs of $269,000 during the nine-month period ended September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine-month period ended September 30, 2011:

	Number of Loans	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	3	$207,000
Real estate
Commercia1	3	1,450,000
Residential	1	357,000
Agriculture	1	597,000
Consumer	1	68,000

Total	9	$2,679,000

A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $97,000 and resulted in no charge offs during the nine-month period ended September 30, 2011.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

9. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of September 30, 2011 and December 31, 2010 are summarized below:

September 30, 2011	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)
		Real Estate
	Commercial	Commercial	Multi-Family	Construction	Residential
Grade:
Pass	$33,372	$163,220	$6,110	$7,076	$16,334
Watch	1,516	20,548	1,190	456	811
Special mention	2,853	7,372	764	831	1,021
Substandard	4,774	16,850	—	4,197	3,847
Doubtful	393	129	—	—	—
Total	$42,908	$208,119	$8,064	$12,560	$22,013

	Other Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Leases	Agriculture	Consumer
Grade:
Pass	$2,133	$6,086	$9,730
Watch	—	860	665
Special mention	—	—	262
Substandard	19	597	769
Doubtful	—	—	35
Total	$2,152	$7,543	$11,461

December 31, 2010	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)
		Real Estate
	Commercial	Commercial	Multi-Family	Construction	Residential
Grade:
Pass	$39,335	$175,319	$4,371	$7,884	$21,928
Watch	3,515	11,021	1,214	1,632	—
Special mention	4,228	11,713	—	1,178	953
Substandard	11,012	18,023	1,383	5,277	3,218
Doubtful	171	—	—	—	—
Total	$58,261	$216,076	$6,968	$15,971	$26,099

	Other Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Leases	Agriculture	Consumer
Grade:
Pass	$2,740	$6,484	$12,277
Watch	—	589	514
Special mention	—	—	178
Substandard	26	129	217
Doubtful	—	—	16
Total	$2,766	$7,202	$13,202

The allocation of the Company’s allowance for loan and lease losses as of September 30, 2011 and December 31, 2010, by portfolio segment and by impairment methodology are summarized below:

September 30, 2011
(dollars in thousands)		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance allocated to portfolio segments	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585
Charge-offs	(587)	(1,820)	(83)	(456)	(333)	—	(240)	(220)	—	(3,739)
Recoveries	152	5	—	—	—	—	241	19	—	417
Provision	(221)	1,991	167	186	222	87	86	320	787	3,625
Ending balance allocated to portfolio segments	$1,918	$2,891	$199	$820	$470	$94	$218	$340	$938	$7,888

Ending balance:
Individually evaluated for impairment	$465	$463	$6	$367	$35	$—	$89	$40	$—	$1,465

Ending balance:
Collectively evaluated for impairment	$1,453	$2,428	$193	$453	$435	$94	$129	$300	$938	$6,423

Loans

Ending balance	$42,908	$208,119	$8,064	$12,560	$22,013	$2,152	$7,543	$11,461	$—	$314,820

Ending balance:
Individually evaluated for impairment	$5,229	$22,878	$1,208	$4,197	$4,359	$—	$597	$312	$—	$38,780

Ending balance:
Collectively evaluated for impairment	$37,679	$185,241	$6,856	$8,363	$17,654	$2,152	$6,946	$11,149	$—	$276,040

December 31, 2010
(dollars in thousands)		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Ending balance allocated to portfolio segments	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585

Ending balance:
Individually evaluated for impairment	$274	$1,160	$22	$—	$152	$—	$—	$11	$—	$1,619

Ending balance:
Collectively evaluated for impairment	$2,300	$1,555	$93	$1,090	$429	$7	$131	$210	$151	$5,966

Loans

Ending balance	$58,261	$216,076	$6,968	$15,971	$26,099	$2,766	$7,202	$13,202	$—	$346,545

Ending balance:
Individually evaluated for impairment	$8,257	$21,186	$2,596	$4,695	$2,676	$—	$129	$698	$—	$40,237

Ending balance:
Collectively evaluated for impairment	$50,004	$194,890	$4,372	$11,276	$23,423	$2,766	$7,073	$12,504	$—	$306,308

The Company’s aging analysis of the loan and lease portfolio at September 30, 2011 and December 31, 2010 are summarized below:

September 30, 2011							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing	Nonaccrual
Commercial:
Commercial	$1,065	$245	$2,730	$4,040	$38,868	$42,908	—	$3,104
Real estate:
Commercial	3,338	3,602	7,762	14,702	193,417	208,119	—	10,047
Multi-family	746	—	—	746	7,318	8,064	—	—
Construction	440	—	3,974	4,414	8,146	12,560	—	3,974
Residential	—	—	3,000	3,000	19,013	22,013	—	3,000
Other:
Leases	—	—	19	19	2,133	2,152	—	19
Agriculture	—	—	597	597	6,946	7,543	—	597
Consumer	35	17	207	259	11,202	11,461	—	224
Total	$5,624	$3,864	$18,289	$27,777	$287,043	$314,820	$—	$20,965

December 31, 2010							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past		Total	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing	Nonaccrual
Commercial:
Commercial	$219	$19	$3,346	$3,584	$54,677	$58,261	—	$3,491
Real estate:
Commercial	1,207	3,140	10,101	14,448	201,628	216,076	—	10,975
Multi-family	—		1,383	1,383	5,585	6,968	—	1,383
Construction	—	1,835	2,859	4,694	11,277	15,971	—	4,694
Residential	795	366	1,149	2,310	23,789	26,099	—	1,554
Other:
Leases	—	—	28	28	2,738	2,766	—	28
Agriculture	—	—	129	129	7,073	7,202	—	129
Consumer	123	8	221	352	12,850	13,202	—	317
Total	$2,344	$5,368	$19,216	$26,928	$319,617	$346,545	$—	$22,571

10. BORROWING ARRANGEMENTS

At September 30, 2011, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2011 or December 31, 2010.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $19,000,000 were outstanding from the FHLB at September 30, 2011, bearing interest rates ranging from 0.67% to 2.73% and maturing between January 9, 2012 and July 20, 2016. Advances totaling $17,000,000 were outstanding from the FHLB at December 31, 2010, bearing interest rates ranging from 1.85% to 3.78% and maturing between March 11, 2011 and January 13, 2014. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2011 and December 31, 2010 totaled $64,252,000 and $55,165,000, respectively. The increased borrowing capacity in 2011 resulted from an increase in the value of the pledged collateral. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at September 30, 2011 and December 31, 2010 were $30,078,000 and $30,702,000, respectively. There were no advances outstanding under this borrowing arrangement as of September 30, 2011 and December 31, 2010.

11. INCOME TAXES

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at September 30, 2011 or for the three-month and nine-month periods then ended.

12. FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:

Cash and cash equivalents	$50,562	$50,562	$31,871	$31,871
Interest-bearing deposits in banks	1,749	1,749	2,248	2,248
Investment securities	177,814	178,068	160,664	160,987

Loans and leases, net	306,614	304,055	338,533	332,964
FHLB stock	3,093	3,093	3,486	3,486
Accrued interest receivable	1,834	1,834	1,876	1,876
Cash surrender values of life insurance policies	11,225	11,225	11,019	11,019

Financial liabilities:

Deposits	$463,589	$464,551	$465,122	$465,985
Short-term borrowings	5,000	5,000	7,000	7,000
Long-term borrowings	14,000	14,268	10,000	10,523
Accrued interest payable	160	160	268	268

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at September 30, 2011 and December 31, 2010:

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

Commitments to extend credit: The fair value of commitments is based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at September 30, 2011 and December 31, 2010.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Description	Fair Value	Fair Value Measurements Using			Total Gains (Losses)
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$146,811		$146,811
Obligations of states and political subdivisions	26,426		26,426
Corporate stock	72	$13	59
Total recurring	$173,309	$13	$173,296	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$2,642	$—	$1,432	$1,210	$(512)
Real estate:
Commercial	13,123	—	6,431	6,692	(1,402)
Multi-family	1,190	—	—	1,190	16
Construction	3,831	—	3,480	351	(863)
Residential	512	—	357	155	67
Other:
Leases	—	—	—	—	—
Agriculture	597	—	597	—	(329)
Consumer	174	—	121	53	(40)
Other real estate owned	3,827	—	3,397	430	(718)
Repossessed assets	55	—	55	—	(2)
Total nonrecurring	$25,951	$—	$15,870	$10,081	$(3,783)

December 31, 2010
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$138,644	—	$138,644	—	—
Obligations of states and political subdivisions	15,792	—	15,792	—	—
Corporate stock	79	$75	4
Total recurring	$154,515	$75	$154,440	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$3,231	$—	$2,904	$327	$(11)
Real estate:
Commercial	12,120	—	194	11,926	(397)
Multi-family	1,214	—	—	1,214	(93)
Construction	—	—	—	—	—
Residential	1,013	—	—	1,013	—
Other:
Agriculture	—	—	—	—	—
Consumer	491	—	—	491	107
Other real estate owned	2,696	—	2,696	—	(908)
Total nonrecurring	$20,765	$—	$5,794	$14,971	$(1,302)

There were no significant transfers between level 1and level 2 during the three-month and nine-month periods ended September 30, 2011 or the twelve months ended December 31, 2010.

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

Other real estate owned - Other real estate owned (“OREO”) represents real estate which the Company has title to in partial or full satisfaction of loans. At or near the time of foreclosure, the Company obtains an independent third-party appraisal and the OREO is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis. The value of the OREO properties is periodically assessed by performing a property valuation, which could include a full or partial appraisal performed by internally or by an independent third-party. Recent appraisals or sales that are in contract are considered a Level 2 valuation. In instances where a recent appraisal or contractual sales price is not available, an internal analysis employing third party information to value the property will be performed. This valuation will be considered Level 3.

13. FINANCIAL ACCOUNTING STANDARDS

Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings (“TDR”) in Update No. 2010-20. ASU 2011-01 approved the deferral of certain disclosure requirements surrounding TDRs included in ASU 2010-20, which were scheduled to be effective on January 1, 2011. The disclosure requirements were delayed until the FASB finalized the standards update related to their exposure draft, Clarifications to Accounting for Troubled Debt Restructurings by Creditors. In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered a TDR. The amendments and the disclosures which were deferred by ASU 2011-01 are effective for the Company for the quarter ended September 30, 2011. The adoption of this guidance did not have an impact on the Company’s financial position, results of operation or cash flows. See Footnote 8 for the required disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2010 and September 30, 2011 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2011 and 2010. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;

•	the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers;
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized; and
•	downgrades in the credit rating of the United States by credit rating agencies

    The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and risk factors and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

    The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at September 30, 2011 or for the three-month and nine-month periods then ended.

General Development of Business

    The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 114 full-time employees as of September 30, 2011.

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

Overview

    The Company recorded net income of $1,409,000 for the quarter ended September 30, 2011, which was an increase of $1,010,000 compared to $39,000 reported for the same period of 2010. Diluted earnings per share for the third quarter of 2011 were $0.11 compared to $0.00 recorded in the third quarter of 2010. The return on average equity (ROAE) and the return on average assets (ROAA) for the third quarter of 2011 were 4.53% and 0.72%, respectively, as compared to 0.17% and 0.03%, respectively, for the same period in 2010.

    Net income for the nine months ended September 30, 2011 and 2010 was $1,476,000 and $399,000, respectively, with diluted earnings per share of $0.15 in 2011 and $0.04 in 2010. For the first nine months of 2011, ROAE was 2.17% and ROAA was 0.34% compared to 0.60% and 0.09%, respectively, for the same period in 2010.

    Total assets of the Company increased by $2,780,000 (0.5%) from $578,940,000 at December 31, 2010 to $581,720,000 at September 30, 2011. Net loans totaled $306,614,000 at September 30, 2011, down $31,919,000 (9.4%) from $338,533,000 at December 31, 2010. Deposit balances at September 30, 2011 totaled $463,589,000, down $1,533,000 (0.3%) from $465,122,000 at December 31, 2010.

    The Company ended the third quarter of 2011 with a Tier 1 capital ratio of 13.0% and a total risk-based capital ratio of 22.4% compared to 12.6% and 20.3%, respectively, at December 31, 2010. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income
	For the three		For the nine
	months ended		months ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Net interest income*	$5,497	$5,558	$16,520	$17,021
Provision for loan and lease losses	(550)	(2,025)	(3,625)	(5,677)
Noninterest income	750	441	1,637	1,362
Noninterest expense	(3,986)	(3,972)	(12,234)	(12,212)
(Provision for) benefit from income taxes	(595)	89	(650)	66
Tax equivalent adjustment	(67)	(52)	(172)	(161)

Net income	$1,049	$39	$1,476	$399

Average total assets	$579,985	$581,958	$575,775	$583,595
Net income (annualized) as a percentage of average total assets	0.72%	0.03%	0.34%	0.09%

* Fully taxable equivalent basis

Results of Operations

Net Interest Income and Net Interest Margin

    Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 4.41% for the three months ended September 30, 2011, 4.55% for the three months ended September 30, 2010, 4.39% for the nine months ended September 30, 2011 and 4.41% for the nine months ended September 30, 2010.

    The fully taxable equivalent interest income component for the third quarter of 2011 decreased $259,000 (5.0%) to $6,137,000 compared to $6,396,000 for the three months ended September 30, 2010. The decrease in the fully taxable equivalent interest income for the third quarter of 2011 compared to the same period in 2010 is broken down by rate (up $94,000) and volume (down $353,000). Although the Company was impacted by the overall lower interest rate environment, forgone interest on nonaccrual loans, and loans with higher interest rates replaced with lower yielding investment securities, these items were offset by an increase in yield on its investment portfolio. The yield on investment securities was positively impacted by a slowdown in mortgage prepayments. As mortgage prepayments slow, the premium paid on these securities is amortized over a longer period of time, resulting in a higher yield. The yield on investment securities increased from 2.57% in the third quarter of 2010 to 3.08% in the third quarter of 2011. While the overall dollar increase due to rates was $94,000, investment securities added $225,000. Offsetting this increase was a decrease in yield on loans, partially due to foregone interest income on nonaccrual loans, but mainly due to an overall lower interest rate environment. Foregone interest income on nonaccrual loans was lower in the third quarter of 2011 (approximately $398,000) compared to the third quarter of 2010 (approximately $528,000). The foregone interest of $398,000 had a 32 basis point negative impact on the yield on earning assets. The average balance of earning assets decreased 0.7% from $499,787,000 in the third quarter of 2010 to $496,500,000 in the third quarter of 2011. The overall decrease in average assets during the three month period was predominately related to an increase in investment securities offset by a decrease in loans. When compared to the third quarter of 2010, average loan balances were down $36,431,000 (10.2%) to $319,909,000 for the third quarter of 2011 and average investment securities were up $30,944,000 (21.6%) to $174,391,000 for the third quarter of 2011. The increased yield on investments securities offset by the overall low interest rate environment, and the change in the asset mix resulted in an 18 basis point decrease in the yield on average earning assets from 5.08% for 2010 to 4.90% for 2011. The volume decrease of $353,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans. Total fully taxable equivalent interest income for the nine months ended September 30, 2011 decreased $1,129,000 (5.7%) to $18,563,000 compared to $19,692,000 for the nine months ended September 30, 2010. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2011 over the same period in 2010 resulted from decreases in rate (down $83,000) and a decrease in volume (down $1,046,000). Average earning assets increased $1,352,000 (0.3%) during the first nine months of 2011 as compared to the same period in 2010. Average loan balances decreased $38,416,000 (10.5%) during that same period and average investment securities balances increased $37,662,000 (28.2%).

    Interest expense was $640,000 or $198,000 (23.6%) lower in the third quarter of 2011 versus the prior year period. The average balances on interest bearing liabilities were $14,585,000 (4.0%) lower in the third quarter of 2011 compared to the same quarter in 2010. The lower balances accounted for a $47,000 decrease in interest expense for the same periods. Average deposit balances decreased $5,469,000 or 1.2% from $467,742,000 during the third quarter of 2010 to $462,273,000 during the third quarter of 2011. While there was an overall decrease in deposits, the Company continues to have success attracting new deposit relationships as a direct result of its business development efforts. The Company’s business development efforts have been focused on building checking and savings deposits and other non-CD balances. These non-CD balances increased $12,004,000 (3.4%) from the third quarter of 2010 to the third quarter of 2011 and CD balances decreased $17,473,000 (14.8%) during the same time period. The overall lower interest rate environment accounted for a decrease in rates and a $151,000 reduction in interest expense for the three-month period ended September 30, 2011 compared to the same quarter in 2010. Rates paid on interest bearing liabilities decreased 19 basis points from the third quarter of 2010 to the third quarter of 2011 from 0.92% to 0.73%.

    Interest expense was $628,000 (23.5%) lower in the nine-month period ended September 30, 2011 versus the prior year period. The average balances on interest-bearing liabilities were $18,640,000 (5.1%) lower in the nine-month period ended September 30, 2011 compared to the same period in 2010. The lower balances, especially in the level of average borrowings and time deposits accounted for a $241,000 decrease in interest expense. The decrease in interest expense was also aided by lower rates, which accounted for a $387,000 decrease in interest expense for the nine-month period. Rates paid on interest-bearing liabilities decreased 19 basis points from the first nine months of 2010 to the first nine months of 2011 from 0.97% to 0.78%.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
Three Months Ended September 30,	2011			2010
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$319,909	$4,777	5.92%	$356,340	$5,465	6.08%
Taxable investment securities	154,709	1,099	2.82%	127,788	722	2.24%
Tax-exempt investment securities (2)	19,670	254	5.12%	15,640	209	5.30%
Corporate stock (2)	12	—	—	19	—	—
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	2,200	7	1.26%	—	—	—
Total earning assets	496,500	6,137	4.90%	499,787	6,396	5.08%
Cash & due from banks	48,835			48,021
Other assets	42,811			42,215
Allowance for loan & lease losses	(8,161)			(8,065)
	$579,985			$581,958

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$180,554	253	0.56%	$182,165	330	0.72%
Savings	46,846	44	0.37%	42,146	55	0.52%
Time deposits	100,819	244	0.96%	118,292	333	1.12%
Other borrowings	19,435	99	2.02%	19,636	120	2.42%
Total interest bearing liabilities	347,654	640	0.73%	362,239	838	0.92%
Noninterest bearing demand deposits	134,054			125,139
Other liabilities	6,379			4,591
Total liabilities	488,087			491,969
Shareholders’ equity	91,898			89,989
	$579,985			$581,958
Net interest income & margin (3)		$5,497	4.39%		$5,558	4.41%

(1)	Loan interest includes loan fees of $14,000 and $17,000, respectively, during the three months ended September 30, 2011 and September 30, 2010. Average loan balances include nonperforming loans.
(2)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2011 and 2010.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the quarter (92 days) and annualized to actual days in the year (365 days).

Nine Months Ended September 30,	2011			2010
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$328,185	$14,619	5.96%	$366,601	$16,883	6.16%
Taxable investment securities	153,712	3,251	2.83%	117,409	2,160	2.46%
Tax-exempt investment securities (2)	17,297	675	5.22%	15,933	649	5.45%
Corporate stock (2)	18	—	—	23	—	—
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	2,106	18	1.14%	—	—	—
Total earning assets	501,318	18,563	4.95%	499,966	19,692	5.27%
Cash & due from banks	39,961			48,271
Other assets	42,409			43,718
Allowance for loan & lease losses	(7,913)			(8,360)
	$575,775			$583,595

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$182,731	829	0.61%	$181,890	1,023	0.75%
Savings	46,152	148	0.43%	40,350	170	0.56%
Time deposits	103,613	787	1.02%	123,720	1,084	1.17%
Other borrowings	16,447	279	2.27%	21,623	394	2.44%
Total interest-bearing liabilities	348,943	2,043	0.78%	367,583	2,671	0.97%
Noninterest-bearing demand deposits	130,027			121,731
Other liabilities	5,953			5,280
Total liabilities	484,923			494,594
Shareholders’ equity	90,852			89,001
	$575,775			$583,595
Net interest income & margin (3)		$16,520	4.41%		$17,021	4.55%

(1)	Loan interest includes loan fees of $42,000 and $41,000, respectively, during the nine months ended September 30, 2011 and September 30, 2010. Average loan balances include nonperforming loans.
(2)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2011 and 2010.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (273days) and annualized to actual days in the year (365 days).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended September 30, 2011 over 2010 (dollars in thousands)
Increase (decrease) due to change in:

	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans (1)(2)	$(559)	$(129)	$(688)
Taxable investment securities	152	225	377
Tax exempt investment securities (3)	54	(9)	45
Corporate stock	—	—	—
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	7	7
Total	(353)	94	(259)
Interest-bearing liabilities:
Interest checking and money market	(3)	(74)	(77)
Savings deposits	6	(17)	(11)
Time deposits	(49)	(40)	(89)
Other borrowings	(1)	(20)	(21)
Total	(47)	(151)	(198)
Interest differential	$(306)	$245	$(61)

Nine Months Ended September 30, 2011 over 2010 (dollars in thousands)
Increase (decrease) due to change in:

	Volume	Rate (4)	Net Change
Interest-earning assets:
Net loans (1)(2)	$(1,769)	$(495)	$(2,264)
Taxable investment securities	668	423	1,091
Tax exempt investment securities (3)	56	(30)	26
Corporate stock	—	—	—
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	18	18
Total	(1,045)	(84)	(1,129)
Interest-bearing liabilities:
Interest checking and money market	5	(199)	(194)
Savings deposits	24	(46)	(22)
Time deposits	(176)	(121)	(297)
Other borrowings	(94)	(21)	(115)
Total	(241)	(387)	(628)
Interest differential	$(804)	$303	$(501)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)
Loan fees of $14,000 and $17,000, respectively, during the three months ended September 30, 2011 and September 30, 2010, and loan fees of $42,000 and $41,000, respectively, during the nine months ended September 30, 2011 and September 30, 2010, have been included in the interest income computation.

(3)
Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2011 and 2010.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

    The Company provided $550,000 for loan and lease losses for the third quarter of 2011 as compared to $2,025,000 for the third quarter of 2010. Net loan and lease losses for the three months ended September 30, 2011 were $549,000 or 0.68% (on an annualized basis) of average loans and leases as compared to $2,019,000 or 2.25% (on an annualized basis) of average loans and leases for the three months ended September 30, 2010. The decreased additions to the allowance for loan and lease losses in the third quarter of 2011 compared to the third quarter of 2010 are directly related to a reduction in losses in the third quarter of 2011 as compared to the third quarter of 2010. For the first nine months of 2011, the Company made provisions for loan and lease losses of $3,625,000 and net loan and lease losses were $3,322,000 or 1.35% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $5,677,000 and net loan and lease losses of $6,139,000 for the first nine months of 2010 or 2.24% (on an annualized basis) of average loans and leases outstanding. The Company has continued to provide significant amounts to the allowance for loan and lease losses for 2011 resulting from a continued high level of nonperforming loans and leases. The high level of nonperforming loans and leases is due to the impact that the overall challenging economy in the Company’s market areas and the United States, overall, has had on the Company’s borrowers. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

    Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service charges on deposit accounts	$185	$201	$568	$666
Gain (loss) on sale/call of securities	326	1	353	(4)
Merchant fee income	120	107	342	308
Bank owned life insurance	69	74	205	201
Other	50	58	169	191
Total noninterest income	$750	$441	$1,637	$1,362

    Noninterest income increased $309,000 (70.1%) to $750,000 for the three months ended September 30, 2011 as compared to $441,000 for the three months ended September 30, 2010. The change relates to an increase in the gains on sales of investment securities. For the third quarter of 2011, sales of investment securities were $326,000 compared to $1,000 for the third quarter of 2010. During the third quarter of 2011, the Company sold selected municipal bonds to improve the credit quality of the securities portfolio and some mortgage related bonds to reinvest in better structured mortgage bonds. For the nine months ended September 30, 2011, noninterest income increased $275,000 (20.2%) to $1,637,000. The increase from the first nine months of 2010 compared to the same period in 2011 was also related to higher gains on sale of investment securities. Gains on sale of investment securities were $353,000 for the nine months ended September 30, 2011 compared to a loss of $4,000 for the nine months ended September 30, 2010.

Noninterest Expense

    Noninterest expense increased $14,000 (0.4%) to a total of $3,986,000 in the third quarter of 2011 compared to $3,972,000 in the third quarter of 2010. Salary and employee benefits expense increased $293,000 (15.2%) from $1,926,000 during the third quarter of 2010 to $2,219,000 during the third quarter of 2011. The increase in salary and benefits was due in part to an increase in core salaries which increased $76,000 (5.1%) mainly due to the additional staff added to operations support and policy and procedure monitoring, increased general support staff and normal merit increases. Incentive accruals increased $164,000 from $28,000 in the third quarter of 2010 to $192,000 in the third quarter of 2011, primarily due to an increase in the Company’s net income in relationship to targeted net income. These incentive accruals are estimates based on full year results and will be adjusted before the end of the year when actual results are known. In addition, salary and benefit expense was higher due to a decrease in direct costs associated with the production of new loans. The Company allocates the direct costs of originating loans as a credit to salary expense in accordance with generally accepted accounting principles. As loan volume decreases the Company allocates less direct costs of loan production against salary expense. The offset from direct cost reimbursement decreased $41,000 (36.9%) from $112,000 in 2010 to $71,000 in 2011. On a quarter-over-quarter basis, occupancy expense decreased $39,000 (12.4%) and furniture and equipment expense decreased $2,000 (1.2%). FDIC assessments decreased $211,000 (55.1%) during 2011 to $172,000, from $383,000 in 2010. The majority of this decrease relates to lower deposit balances and the change in the FDIC assessment methodology from a deposit based system to an asset risk-based system. Other real estate owned (“OREO”) expense increased from $159,000 during the third quarter of 2010 to $260,000 during the third quarter of 2011. The increased OREO expense relates to higher valuation adjustments and higher costs related to maintaining the Company’s existing and sold properties during the quarter. Other expense decreased $128,000 (12.5%) to a total of $893,000 in the third quarter of 2011 compared to $1,021,000 in the third quarter of 2010. The largest portion of this decrease is related to professional fees. Professional fees have decreased $72,000 (22.6%) from $319,000 in the third quarter of 2010 to $247,000 in the third quarter of 2011, primarily as a result of lower legal fees in the loan collections and workout area. The fully taxable equivalent efficiency ratio for the third quarter of 2011 decreased to 62.9% from 65.2% for the third quarter of 2010.

    Noninterest expense for the nine-month period ended September 30, 2011 was $12,234,000 versus $12,212,000 for the same period in 2010 for an increase of $22,000 (0.2%). Salaries and benefits expense increased $442,000 (7.5%) from $5,900,000 for the nine months ended September 30, 2010 to $6,342,000 for the same period in 2011. The increase in salary and benefits was due in part to an increase in overall salary expense which increased $120,000 (2.7%) mainly due to the additional staff and normal merit increases. Incentive accruals increased $204,000 from $60,000 in 2010 to $264,000 in 2011. The offset from direct cost reimbursement decreased $79,000 (22.9%) from $345,000 in 2010 to $266,000 in 2011. Occupancy expense decreased $137,000 (14.0%) and furniture and equipment expense decreased $186,000 (3.3%). FDIC assessments decreased $349,000 (32.9%) during 2011 to $712,000, from $1,061,000 in 2010. OREO expense increased $226,000 (30.4%) from $743,000 in 2010 to $969,000 in 2011. Other expense decreased $142,000 (4.8%) from $2,983,000 for the nine months ended September 30, 2010 to $2,841,000 for the same period in 2011. Much of this decrease is related to lower professional fees, which decreased $111,000 (12.5%) from $889,000 in 2010 to $778,000 in 2011. The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first nine months of 2011 was 66.5% as compared to 65.4% in the same period of 2010.

Provision for (Benefit from) Income Taxes

    The Company recorded a provision for income taxes for the quarter ended September 30, 2011 of $595,000, or an effective tax rate of 36.2%, compared to a benefit of $89,000 for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, the provision for income taxes was $650,000 with an effective tax rate of 30.6%, compared to a benefit of $66,000 for the nine months ended September 30, 2010. The higher level of pretax income resulted in a more normalized tax expense and effective tax rate when compared to the tax benefits recorded in 2010.

Balance Sheet Analysis

    The Company’s total assets were $581,720,000 at September 30, 2011 as compared to $578,940,000 at December 31, 2010, representing an increase of $2,780,000 (0.5%). The average assets for the three months ended September 30, 2011 were $579,985,000, which represents a decrease of $1,973,000 or 0.3% compared to the average balance of $581,958,000 during the three-month period ended September 30, 2010. The average assets for the nine months ended September 30, 2011 were $575,775,000, which represents a decrease of $7,820,000 or 1.3% from the average balance of $583,595,000 during the nine-month period ended September 30, 2010. The decrease in average assets for both periods is the result of lower loan balances. See “Net Interest Income and Net Interest Margin” above for a discussion of the average balances of loans and deposits.

Investment Securities

    The Company classifies its investment securities as either available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold, for liquidity purposes, to implement asset/liability management strategies, and in response to changes in interest rates, prepayment rates and similar factors. During the first nine months of 2011, the Company used the majority of the proceeds from loan paydowns and principal payments from investment securities to purchase mortgage backed-securities and municipal bonds. Table Five below summarizes the values of the Company’s investment securities held on September 30, 2011 and December 31, 2010.

Table Five: Investment Securities Composition
(dollars in thousands)

Available-for-sale (at fair value)	September 30, 2011	December 31, 2010
Debt securities:
Mortgage-backed securities	$146,811	$138,644
Obligations of states and political subdivisions	26,426	15,792
Corporate stock	72	79
Total available-for-sale investment securities	$173,309	$154,515
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$4,505	$6,149
Total held-to-maturity investment securities	$4,505	$6,149

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

Loans and Leases

    The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $22 million in new loans during the first nine months of 2011. Normal pay downs, loan chargeoffs, and loans transferred to OREO, resulted in an overall decrease in total loans and leases of $31,725,000 (9.2%) from December 31, 2010. The market in which the Company operates continues to see a slowdown in new loan volume as existing borrowers continue to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of September 30, 2011 and December 31, 2010.

Table Six: Loan and Lease Portfolio Composition
(dollars in thousands)	September 30, 2011		December 31, 2010		Change in	Percentage
	$	%	$	%	dollars	change

Commercial	$42,908	14%	$58,261	17%	$(15,353)	(26.4%)
Real estate
Commercial	208,119	66%	216,076	62%	(7,957)	(3.7%)
Multi-family	8,064	2%	6,968	2%	1,096	15.7%
Construction	12,560	4%	15,971	5%	(3,411)	(21.4%)
Residential	22,013	7%	26,099	7%	(4,086)	(15.7%)
Lease financing receivable	2,152	1%	2,766	1%	(614)	(22.2%)
Agriculture	7,543	2%	7,202	2%	341	4.7%
Consumer	11,461	4%	13,202	4%	(1,741)	(13.2%)
Total loans and leases	314,820	100%	346,545	100%	(31,725)	(9.2%)
Deferred loan and lease fees, net	(318)		(427)		109
Allowance for loan and lease losses	(7,888)		(7,585)		(303)
Total net loans and leases	$306,614		$338,533		$(31,919)	(9.4%)

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

    “Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at September 30, 2011 and December 31, 2010.

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

    Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base, in Sonoma County, through North Coast Bank, a division of American River Bank, whose business is focused on businesses within the two communities in which it has offices (Santa Rosa and Healdsburg) and in other areas of Sonoma County and in Amador County, through Bank of Amador, a division of American River Bank, whose business is focused on businesses and consumers within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming.

    The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rates and terms, vacancy rates, absorption and sale rates and capitalization rates; real estate values, supply and demand factors, and rates of return; operating expenses; inflation and deflation; and sufficiency of repayment sources independent of the real estate including, in some instances, personal guarantees.

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

    In management’s judgment, a concentration exists in real estate loans, which represented approximately 79.7% of the Company’s loan and lease portfolio at September 30, 2011, an increase from 76.5% at December 31, 2010. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonaccrual, Past Due and Restructured Loans and Leases

    At September 30, 2011, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $20,965,000 or 6.67% of total loans and leases. Nonperforming loans and leases were $22,571,000 or 6.52% of total loans and leases at December 31, 2010. The $20,965,000 in nonperforming loans and leases at September 30, 2011, was made up of thirty-eight loans and two leases. Six of those loans totaling $1,031,000 were current (less than 30 days past due) pursuant to their original or modified terms. Specific reserves of $943,000 were held on the nonperforming loans at September 30, 2011 and specific reserves of $385,000 were held on the nonperforming loans at December 31, 2010.

    The overall level of nonperforming loans decreased $1,263,000 (5.7%) to $20,965,000 at September 30, 2011 compared to $22,228,000 as of June 30, 2011. At June 30, 2011, the Company had thirty real estate loans totaling $19,055,000; twelve commercial loans totaling $2,890,000; five consumer loans totaling $257,000; and two leases totaling $23,000. During the third quarter of 2011, four loans in the amount of $1,599,000 were placed on non-performing status. Of the four loans added during the quarter, two in the amount of $335,000 were commercial loans, one in the amount of $1,196,000 was a commercial real estate secured loan and one in the amount of $68,000 was a consumer loan. The commercial real estate loan was an owner occupied property in Sonoma County operating as a camp ground and equestrian center.

    Also, during the third quarter of 2011, seven of the nonperforming loans incurred charge offs in the amount of $532,000, seven loans with balances of $1,054,000 were foreclosed upon and transferred to OREO and concurrently written down by $26,000, two loans in the amount of $590,000 were paid off and one loan in the amount of $358,000 was current and returned to performing status. The Company also collected approximately $18,000 in principal paydowns.

    The net interest due on nonaccrual loans and leases but excluded from interest income was $398,000 for the three months ended September 30, 2011, compared to foregone interest of $528,000 during the same period in 2010. The net interest due on nonaccrual loans and leases but excluded from interest income was $1,288,000 for the nine months ended September 30, 2011, compared to $1,231,000 during the same period in 2010. There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of September 30, 2011. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2011, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2011 and December 31, 2010.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	September 30,	December 31,
	2011	2010
Past due 90 days or more and still accruing
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Consumer and other	—	—
Nonaccrual
Commercial	3,104	3,491
Real estate	17,618	18,735
Lease financing receivable	19	28
Consumer and other	224	317
Total nonperforming loans and leases	$20,965	$22,571

Impaired Loans and Leases

    The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the loan or lease original effective interest rate, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans or leases that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company typically reviews loans or leases graded substandard or lower with outstanding principal balances in excess of $100,000, as well as loans considered troubled debt restructures with outstanding principal balances in excess of $25,000. The Company identifies troubled debt restructures by reviewing each renewal, modification, or extension of a loan with a screening document. This document is designed to identify any characteristic of the given loan that would qualify it as a troubled debt restructure. If the characteristics are not present that would qualify a loan as a troubled debt restructure, it is deemed to be a modification.

    At September 30, 2011, the recorded investment in loans and leases that were considered to be impaired totaled $38,780,000, which includes $17,979,000 in performing loans and leases. Of the total impaired loans of $38,780,000, loans totaling $16,320,000 were deemed to require no valuation allowance and loans totaling $22,460,000 were deemed to require a specific reserve of $1,465,000. Of the $16,320,000 in impaired loans that did not carry a specific reserve there were $1,508,000 in loans or leases that had previous partial charge-offs and $14,812,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $40,237,000 at December 31, 2010. Of the total impaired loans of $40,237,000, loans totaling $22,168,000 were deemed to require no valuation allowance and loans totaling $18,069,000 were deemed to require a specific reserve of $1,619,000.

    The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six to twelve months, and are reviewed by a qualified credit officer or by an independent qualified third-party appraiser. In the third quarter of 2011, the Company had a net charge-off of $549,000 with a provision of $550,000. In the third quarter of 2010, the Company had net charge-offs of $2,019,000 with a provision of $2,025,000.

    At September 30, 2011, there were 25 loans and leases that were modified and are currently performing (less than ninety days past due) totaling $14,958,000 and 15 loans and leases that are considered nonperforming (and included in Table Seven above), totaling $7,148,000, which are considered troubled debt restructures (“TDR”). These TDRs have a specific reserve of $291,000. In addition, the Company had 45 TDR’s at September 30, 2011, which included 21 modifications to terms (including extensions), eight partial charge off/ terms modifications, six rate reductions, five term outs, three court ordered terms adjustments and two prior year TDRs that have become past due in the current year. All of the 45 TDR’s were performing as agreed at September 30, 2011, except for eight extensions, five partial charge off/ terms modifications, one term out, two rate reductions, and the two prior year TDRs. The Company generally requires TDRs that are on non-accrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

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

    The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management’s judgment after consideration of numerous factors including but not limited to: (i) local and regional economic conditions, (ii) the financial condition of the borrowers, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans and leases which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrowers’ business, valuation of collateral, the impairment analysis performed on loans or leases and exposure to potential losses.

    The allowance for loan and lease losses totaled $7,888,000 or 2.51% of total loans and leases at September 30, 2011 compared to $7,585,000 or 2.19% of total loans and leases at December 31, 2010. The Company establishes general and specific reserves in accordance with generally accepted accounting principles. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

    The allowance for loans and leases as a percentage of nonperforming loans and leases was 37.6% at September 30, 2011 and 33.6% at December 31, 2010. The allowance for loans and leases as a percentage of impaired loans and leases was 20.5% at September 30, 2011 and 18.9% at December 31, 2010. Of the total nonperforming and impaired loans and leases outstanding as of September 30, 2011, there were $11,499,000 in loans or leases that had been reduced by partial charge-offs of $6,318,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not require specific reserves and are not eligible for general reserves.

    The Company’s policy with regard to loan or lease charge-offs continues to be that a loan or lease is charged off against the allowance for loan and lease losses when management believes that the collectability of the principal is unlikely. Generally, a loan or lease is charged off, or partially charged down, when estimated losses related to impaired loans and leases are identified. If the loan is collateralized by real estate the impaired portion will be charged off to the allowance for loan and lease losses unless the loan or lease is in the process of collection, in which case a specific reserve may be warranted. If the collateral is other than real estate the Company will typically charge-off the impaired portion of a loan or lease, unless the loan or lease is in the process of collection, in which case a specific reserve may be warranted.

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

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Average loans and leases outstanding	$320,250	$365,340	$328,569	$366,601

Allowance for loan and lease losses at beginning of period	$7,887	$7,441	$7,585	$7,909

Loans and leases charged off:
Commercial	(77)	(200)	(587)	(1,898)
Real estate	(442)	(1,802)	(2,692)	(3,881)
Lease financing receivable	—	(18)	—	(18)
Agriculture	—	—	(240)	(270)
Consumer	(50)	—	(220)	(172)
Total	(569)	(2,020)	(3,739)	(6,239)
Recoveries of loans and leases previously charged off:
Commercial	10	—	152	63
Real estate	5	—	5	36
Lease financing receivable	—	—	—	1
Agriculture	—	—	241	—
Consumer	5	1	19	—
Total	20	1	417	100
Net loans and leases charged off	(549)	(2,019)	(3,322)	(6,139)
Additions to allowance charged to operating expenses	550	2,025	3,625	5,677
Allowance for loan and lease losses at end of period	$7,888	$7,447	$7,888	$7,447
Ratio of net charge-offs to average loans and leases outstanding (annualized)	0.68%	2.25%	1.35%	2.24%
Provision for allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.68%	2.25%	1.48%	2.07%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.51%	2.11%	2.51%	2.11%

Other Real Estate Owned

    At September 30, 2011, the Company had 22 OREO properties with a carrying cost of $3,827,000. This compares to 14 properties with a carrying cost of $2,696,000 at December 31, 2010 and 13 properties with a carrying cost of $3,067,000 at September 30, 2010. During the third quarter of 2011, the Company sold one property for no gain or loss and added seven properties to OREO with loan balances totaling $1,054,000. One of the properties added during the quarter was simultaneously written down to fair value by $26,000 leaving a net combined value of $1,028,000. Of the seven properties added during the quarter, all were single family residences. One property is in Amador County with a book value of $221,000, two properties are in Sacramento County with a combined book value of $276,000 and four properties are in Placer County with a combined book value of $531,000.

    During the second quarter of 2011, the Company sold three properties for a gain of $2,000 and added two properties to OREO with loan balances totaling $293,000. These two properties added during the second quarter were simultaneously written down to fair value by $31,000 leaving a net value of $262,000. Of the two properties added during the second quarter, one was 16.6 acre parcel of residential land in El Dorado County carried at $87,000 and the other was a commercial building currently occupied by a specialty retail store on the ground floor and two upstairs rented apartment units in Amador County, carried at $175,000. The Company also adjusted the balance on two properties that were obtained in the first quarter of 2011 for which updated appraisals were received in the second quarter in the amount of $187,000. That amount had already been reserved for in the allowance for loan and lease losses at March 31, 2011.

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

    The Company periodically obtains property valuations, typically in the form of an updated appraisal, to determine whether the recorded book value is considered fair value. During the third quarter of 2011, this valuation process resulted in the Company reducing the book value of three properties by $156,000. At September 30, 2011, the Company held valuation allowances on properties it expected to sell during the fourth quarter. This OREO valuation allowance was at $126,000, compared to a valuation allowance of $100,000 at December 31, 2010. There was no valuation allowance at September 30, 2010. The Company believes that all 22 OREO properties owned at September 30, 2011 are carried approximately at fair value.

Deposits

    At September 30, 2011, total deposits were $463,589,000 representing a decrease of $1,533,000 (0.3%) from the December 31, 2010 balance of $465,122,000. The Company’s deposit growth plan for 2011 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. The Company experienced increases in noninterest-bearing ($5,509,000 or 4.4%), money market ($3,619,000 or 2.6%) and savings ($2,060,000 or 4.5%) and decreases in interest-bearing checking ($1,732,000 or 3.8%) and time deposits ($10,989,000 or 10.0%) in the nine month period ended September 30, 2011. The decrease in time deposits is related to the Company’s decision to reduce the offering rates on time deposits in light of reduced liquidity needs due to the decrease in loan balances.

Other Borrowed Funds

    Other borrowings outstanding as of September 30, 2011 and December 31, 2010, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	September 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$5,000	2.08%	$7,000	2.40%
Long-term borrowings:
FHLB advances	$14,000	1.80%	$10,000	2.41%

    The maximum amount of short-term borrowings at any month-end during the first three quarters of 2011 and 2010 was $12,000,000 and $9,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$5,000	$14,000
Maturity	2011 to 2012	2013 to 2016
Average rates	2.07%	1.80%

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

    At September 30, 2011, shareholders’ equity was $93,112,000, representing an increase of $3,568,000 (4.0%) from $89,544,000 at December 31, 2010. The increase results from net income for the period, the stock based compensation expense, and the increase in other comprehensive income. The ratio of total risk-based capital to risk adjusted assets was 22.4% at September 30, 2011 and 20.3% at December 31, 2010. Tier 1 risk-based capital to risk-adjusted assets was 21.1% at September 30, 2011 and 19.1% at December 31, 2010. The leverage ratio was 13.0% at September 30, 2011 and 12.6% at December 31, 2010.

    Table Ten below lists the Company’s actual capital ratios at September 30, 2011 and December 31, 2010 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At September 30, 2011	At December 31, 2010	Minimum Regulatory Capital Requirements

Leverage ratio	13.0%	12.6%	4.00%

Tier 1 Risk-Based Capital	21.1%	19.1%	4.00%

Total Risk-Based Capital	22.4%	20.3%	8.00%

    Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of September 30, 2011 and December 31, 2010.

    On December 17, 2009, the Company filed a Current Report with the SEC on Form 8-K announcing the completion of an offering of approximately $24 million of its common stock. Effective July 27, 2009, the Company temporarily suspended both the payment of cash dividends and stock repurchases. See Part II, Item 2, for additional disclosure regarding the stock repurchase plan.

Inflation

    The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and its subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2011 and 2010.

Liquidity

    Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2011 were approximately $39,250,000 and $10,086,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2011, consolidated liquid assets totaled $158.6 million or 27.3% of total assets compared to $128.1 million or 22.1% of total assets on December 31, 2010. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with two of its correspondent banks. At September 30, 2011, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At September 30, 2011, the Bank could have arranged for up to $93,252,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2011, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $29,000,000, leaving $64,252,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At September 30, 2011, the Company’s borrowing capacity at the Federal Reserve Bank was $30,078,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

    Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. The Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. Furthermore, the Bank can pledge additional unencumbered securities to borrow from the Federal Reserve Bank of San Francisco and the FHLB.

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

    The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2011 and December 31, 2010, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $49,336,000 and $52,481,000 at September 30, 2011 and December 31, 2010, respectively. As a percentage of net loans and leases these off-balance sheet items represent 16.1% and 15.5%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of September 30, 2011 and December 31, 2010
(dollars in thousands)	$ Change in NII from Current 12 Month Horizon September 30, 2011	$ Change in NII from Current 12 Month Horizon December 31, 2010

Variation from a constant rate scenario
+200bp	$358	$289
- 200bp	$(1,217)	$(1,739)

    Management does not consider the fluctuations, as outlined in the table above, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk policies. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

    The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

    During the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

    There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2010, filed with the Securities and Exchange Commission on March 4, 2011, other than the addition of the following risk factor:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allows for the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock. On July 27, 2009, the Company announced that the Board of Directors was temporarily suspending the stock repurchase program, therefore the number of shares reported in column (d) of the table as shares that may be repurchased under the plan are “none” for the periods stated. The Company relies on distributions from the Bank in the form of cash dividends in order to fund its repurchase program. The following table lists shares repurchased during the quarter ended September 30, 2011 and the maximum amount available to repurchase under the repurchase plan, which was none as a result on the suspension of the repurchase program.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 July 1 through July 31, 2011	None	N/A	None	None
Month #2 August 1 through August 31, 2011	None	N/A	None	None
Month #3 September 1 through September 30, 2011	None	N/A	None	None
Total	None	N/A	None

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

(10.14)
Lease agreement between Bank of Amador and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

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

AMERICAN RIVER BANKSHARES

November 2, 2011	By: /s/ DAVID T. TABER

David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

November 2, 2011	By: /s/ MITCHELL A. DERENZO

Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	56

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	57

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	58

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation