Form 10-K
period 2011-12-31
AMERICAN RIVER BANKSHARES
filed 2012-03-02
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No. 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

3100 Zinfandel Drive, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code 916-851-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, no par value	NASDAQ Global Select Market

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $55,870,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2012, the registrant’s no par value Common Stock totaled 9,858,707 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2012 annual meeting of shareholders.

1

AMERICAN RIVER BANKSHARES

PART I

Item 1. Business.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	the duration of financial and economic volatility and decline and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system;
•	the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential continued or increasing loan and lease losses;
•	potential increasing levels of expenses associated with resolving nonperforming assets as well as regulatory changes;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	potential declines in fee and other noninterest income earned associated with economic factors as well as regulatory changes;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
•	changes in the regulatory environment including government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing and other operational systems failures or fraud;
•	potential continued decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•	the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers;
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized; and
•	downgrades in the credit rating of the United States by credit rating agencies.

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

At December 31, 2011, the Company had consolidated assets of $582 million, deposits of $462 million and shareholders’ equity of $94 million.

General

The Company is a community-oriented bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from interest and fees on loans and leases and interest on investments (principally government securities) and Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2011, these sources comprised 79.5% and 20.5%, respectively, of the Company’s interest income.

American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

As of December 31, 2011 and December 31, 2010, American River Bank held $29,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000 insured by the FDIC.

American River Bank competes with approximately 35 other banking or savings institutions in Sacramento County and 30 in Placer County. American River Bank’s market share of FDIC insured deposits in the service areas of Sacramento County and Placer County was approximately 1.3% and 0.9%, respectively, (based upon the most recent information made available by the FDIC through June 30, 2011). North Coast Bank, a division of American River Bank, competes with approximately 21 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Sonoma County was approximately .7% (based upon the most recent information made available by the FDIC through June 30, 2011). Bank of Amador, a division of American River Bank, competes with approximately 6 other banking or savings institutions in its service areas and its market share of FDIC insured deposits in the service area of Amador County was approximately 13.6% (based upon the most recent information made available by the FDIC through June 30, 2011).

Employees

At December 31, 2011, the Company and its subsidiaries employed 110 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

American River Bank is licensed by the California Commissioner of Financial Institutions (the “Commissioner”), and its deposits are insured by the FDIC up to the applicable legal limits. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. American River Bank has chosen not to become a member of the Federal Reserve System. Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank’s business and condition, including its capital ratios, allowance for possible loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. American River Bankshares and American River Bank are required to file reports with the Board of Governors, the Commissioner, and the FDIC and provide any additional information that the Board of Governors, the Commissioner, and the FDIC may require.

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

At December 31, 2011, American River Bankshares and American River Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

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

Limitations on Dividends

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. On July 27, 2009, it was announced that the Board of Directors had temporarily suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding cash dividends.

Competition

Competitive Data

American River Bank. At June 30, 2011, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 195 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 5 Sacramento area offices, 60 offices in the cities of Healdsburg and Santa Rosa, California, where American River Bank has its 2 Sonoma County offices, and 3 offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its 3 Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2011, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $14,504,000 on an unsecured basis and $24,173,000 on a fully secured basis based on capital and allowable reserves of $96,693,000.

American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2011, there were 230 operating commercial and savings bank offices in Sacramento County with total deposits of $20,330,590,000. This was an increase of $584,434,000 compared to the June 30, 2010 balances. American River Bank held a total of $254,365,000 in deposits, representing approximately 1.3% of total commercial and savings banks deposits in Sacramento County as of June 30, 2011.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2011, there were 116 operating commercial and savings bank offices in Placer County with total deposits of $7,291,615,000. This was an increase of $142,456,000 over the June 30, 2010 balances. American River Bank held a total of $68,408,000 in deposits, representing approximately 0.9% of total commercial and savings banks deposits in Placer County as of June 30, 2011.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2011, there were 132 operating commercial and savings bank offices in Sonoma County with total deposits of $10,303,217,000. This was an increase of $232,444,000 compared to the June 30, 2010 balances. American River Bank held a total of $72,482,000 in deposits, representing approximately 0.7% of total commercial and savings banks deposits in Sonoma County as of June 30, 2011.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2011, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $620,252,000. This was an increase of $84,129,000 compared to the June 30, 2010 balances. American River Bank held a total of $84,129,000 in deposits, representing approximately 13.6% of total commercial and savings bank deposits in Amador County as of June 30, 2011.

FDIC Insurance

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

On December 16, 2008, the FDIC approved an earlier proposed seven basis point rate increase for the first quarter 2009 assessment period effective January 1, 2009 as part of the Deposit Insurance Fund (“DIF”) restoration plan to achieve a minimum Designated Reserve Ratio (“DRR”) of 1.15 percent within five years. In addition, the FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involved adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively resulted in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. Depending on any future losses that the FDIC DIF may suffer due to failed institutions, additional significant premium increases might occur in order to replenish the DIF. The FDIC also imposed a special assessment of 5 basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009 and paid on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the Bank was assessed approximately $253,000 for the special assessment. On November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012. This prepaid amount for the Bank was $3,886,000.

The Dodd-Frank Act signed into law on July 21, 2010 also established a minimum DRR of 1.35 percent of estimated insured deposits. The Act also mandates that the FDIC adopt a restoration plan should the DIF balance fall below 1.35 percent and provides for dividends to financial institutions should the DIF balance exceed 1.50 percent. On February 7, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act; makes changes to insurance premium assessment rates; implements DIF dividend provisions; and revises the risk-based assessment system for large insured depository institutions (i.e., those institutions with at least $10 billion in total assets). In December 2010, the FDIC increased the DRR of the DIF to 2.0 percent effective January 1, 2011.

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

Gramm-Leach-Bliley Act . In 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. The GLB Act eliminates most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repealed Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as “financial holding companies” can acquire securities firms or create them as subsidiaries, and securities firms can acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a “financial holding company” or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the GLB Act.

Prior to the GLB Act, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The GLB Act removed these restrictions and substantially eliminated the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies which qualify as financial holding companies can insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the GLB Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are “well capitalized” and “well managed” and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities “closely related to banking” which to date have defined the permissible activities of bank holding companies under the Bank Holding Company Act.

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

Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the “USA Patriot Improvement and Reauthorization Act of 2005” and the “USA Patriot Act Additional Reauthorizing Amendments Act of 2006,” which reauthorized all expiring provisions of the Patriot Act and extended certain provisions related to surveillance and production of business records until December 31, 2009. The extended deadline for those provisions was subsequently further extended at various times during 2010 and 2011 and on May 26, 2011, President Obama signed a further four year extension of the surveillance provisions.

The effects which the Patriot Act and any amendments to the Patriot Act or additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company’s results of operations.

Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which responded to issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the SEC pursuant to the Act include the following:

•	Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.
•	Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
•	Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.
•	Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
•	Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.
•	Disclosure of whether a company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.

•	Disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.”
•	A prohibition on insider trading during pension plan black-out periods.
•	Disclosure of off-balance sheet transactions.
•	A prohibition on personal loans to directors and officers.
•	Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
•	Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report “up the ladder” to the audit committee, another board committee or the entire board of directors certain material violations.
•	Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.
•	Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as “accelerated filers” to a phased-in reduction of the filing deadline for Form 10-K reports and Form 10-Q reports.
•	Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.
•	Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.
•	The requirement to report on internal controls over financial reporting in accordance with Section 404 of the Act.

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

Recent Legislation to Stabilize Financial Markets

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

American Recovery and Reinvestment Act. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury was required to promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. Since the Company determined not to participate in the CPP, the executive compensation restrictions and standards set forth in Section 7001 of the ARRA are not applicable to the Company.

Term Asset-Backed Securities Loan Facility. On March 3, 2009, the U.S, Treasury and the Board of Governors announced the Term Asset-Backed Securities Loan Facility (the “TALF”). The TALF is one of the programs under the Financial Stability Plan announced by the U.S. Treasury on February 10, 2009. The TALF was intended to help stimulate the economy by facilitating securitization activities which allow lenders to increase the availability of credit to consumers and businesses. Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) would lend up to $200 billion to provide financing to investors as support for purchases of certain AAA-rated asset-backed securities (“ABS”) initially for newly and recently originated auto loans, credit card loans, student loans, SBA-guaranteed small business loans, and rental, commercial, and government vehicle fleet leases, small ticket equipment, heavy equipment, and agricultural equipment loans and leases. The loan asset classes included commercial mortgages, non-Agency residential mortgages, and/or other asset classes. The FRBNY indicated an intention to cease making new loans on June 30, 2010, but loans collateralized by certain types of ABS were scheduled to cease on March 31, 2010, subject to extension of the TALF by the Board of Governors.

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

•	Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act requires capital requirements to be counter cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

•	Enhanced Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•	Consumer Protection. The Dodd-Frank Act creates the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.

•	Deposit Insurance. The Dodd-Frank Act permanently increases the deposit insurance limit for insured deposits to $250,000 per depositor and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011.

•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•	Enhanced Lending Limitations. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment of the Dodd-Frank Act, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

•	Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branch offices in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branch offices in other states if the host state expressly permitted out-of-state banks to establish branch offices in that state. Accordingly, banks may be able to enter new markets more freely.

•	Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Dodd-Frank Act and the Guidance may impact our compensation policies and arrangements.

•	Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

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

The participating banks (or bank holding companies) will pay an annual dividend on the preferred stock or subordinated debt purchased by the U.S. Treasury in an amount which ranges between 5% and 1% during the initial measurement period of approximately two years determined by reducing the dividend rate 1% for every 2.5% increase in the bank’s small business lending up to a lending increase of 10%. The dividend rate will be adjusted quarterly during the initial period. If a participant’s lending activity does not increase in the initial period, the dividend rate will increase thereafter to 7%. After 4.5 years, the dividend rate increases to 9% until the SBLF funds are repaid. The Company did not participate in the SBLF.

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

•	We are subject to extensive regulation, which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of our business. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. These laws, rules and regulations may be modified, or other new laws, rules or regulations, may be adopted in the future, which could make compliance much more difficult or expensive, or restrict our ability to originate, broker or sell loans, reduce service charge income on deposits, or further limit or restrict the amount of commissions, or interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business, results of operations, financial condition, or future prospects. The Dodd-Frank Act, signed into law on July 21, 2010, has had and is expected to continue to have a broad impact on the financial services sector, including significant regulatory and compliance changes. Many of the Dodd-Frank Act requirements will be implemented over an extended period of time and due to the uncertainty associated with the manner in which they will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations is not clear. Changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business, results of operations, financial condition or future prospects.

•	Difficult market conditions have adversely affected our business.

Dramatic declines have occurred in the housing market during the recent economic downturn resulting in falling home prices and increasing foreclosures. These circumstances along with unemployment and under-employment have negatively impacted the credit performance of our loan portfolio and resulted in significant write-downs of asset values. These asset write-downs have had a significant impact on the Company’s financial results and ratios, including our net income, earnings per share, return on average equity and return on average assets. Our net income decreased from $7,751,000 in 2008 to $1,586,000 in 2009 and $476,000 in 2010, then increased to $2,504,000 in 2011. Our earnings per share decreased from $1.30 per share in 2008 to $0.26 per share in 2009 and $0.05 per share in 2010, then increased to $0.25 per share in 2011. Our return on average equity decreased from 12.39% in 2008 to 2.44% in 2009 and 0.53% in 2010, then increased to 2.74% in 2011. Our return on average assets decreased from 1.32% in 2008 to 0.28% in 2009 and 0.08% in 2010, then increased to 0.43% in 2011. While there were increases in our financial results and ratios in 2011, the increases are below our historical averages and there is no guarantee that these increases will continue into the future, which could adversely affect our stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

•	Worsening economic conditions could adversely affect our business.

The economic conditions in the United States in general and within California and in our operating markets may continue to deteriorate. Unemployment nationwide and in California has increased significantly through the recent economic downturn and is anticipated to increase or remain elevated for the foreseeable future. As of December 31, 2011, the unemployment rate nationwide was 8.5% compared to 9.4% at December 31, 2010, 9.9% at December 31, 2009, and 7.3% at December 31, 2008. As of December 31, 2011, the unemployment rate in California was 11.1% compared to 12.5% at December 31, 2010, 12.3% at December 31, 2009 and 8.7% at December 31, 2008. The unemployment rate in the Company’s primary markets of Sacramento, Sonoma, and Amador Counties was 10.9%, 8.9% and 12.7% at December 31, 2011, compared to 12.7%, 10.0% and 13.4% at December 31, 2010, 12.2%, 10.3% and 12.5% at December 31, 2009, and 8.7%, 7.0% and 9.3% at December 31, 2008, respectively. These unemployment statistics may not reflect the full extent of unemployment conditions nationwide, in California and in the Company’s primary operating markets due to the exclusion of statistics regarding the number of persons who are no longer seeking employment, among other statistical data. Availability of credit and consumer spending, real estate values, and consumer confidence have all declined markedly. The volatility of the capital markets and the credit, capital and liquidity problems confronting the U.S. financial system have not been resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system. These conditions may not improve or be resolved in the foreseeable future.

The Bank conducts banking operations principally in Northern California. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in Northern California. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California, and continued adverse economic conditions could have a material adverse effect upon us. In addition, California is currently experiencing significant budgetary and fiscal difficulties, which has resulted in the number of California government employees being reduced. The businesses operating in California and, in particular in the City of Sacramento, depend on these government employees for business, and reduced spending activity by these government employees could have a material impact on the success or failure of these businesses, some of which are current or could become future customers of the Bank.

The economic conditions in the United States in general and in the State of California and within our operating markets may further deteriorate and such deterioration may materially and adversely affect us. A further deterioration in economic conditions locally, regionally or nationally could result in a further economic downturn in Northern California with the following consequences, any of which could further adversely affect our business:

▪	loan delinquencies and defaults may increase;
▪	problem assets and foreclosures may increase;
▪	demand for our products and services may decline;
▪	low cost or noninterest bearing deposits may decrease;
▪	collateral for loans may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans;
▪	foreclosed assets may not be able to be sold;
▪	volatile securities market conditions could adversely affect valuations of investment portfolio assets; and
▪	reputational risk may increase due to public sentiment regarding the banking industry.

•	Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2011, our non-performing loans and leases were 4.46% of total loans and leases compared to 6.52% at December 31, 2010, 5.46% at December 31, 2009 and 1.49% at December 31, 2008, and at December 31, 2011, our non-performing assets (which include foreclosed real estate and repossessed assets) to total assets were 3.73% compared to 4.36% at December 31, 2010, 3.95% at December 31, 2009, and 1.49% at December 31, 2008. The allowance for loan and lease losses as a percentage of non-performing loans and leases was 52.5% as of December 31, 2011 compared to 33.6% at December 31, 2010, 37.7% at December 31, 2009 and 94.8% at December 31, 2008. Non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to an increase in non-performing assets. We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets and/or raise additional capital. When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. We may experience increases in non-performing assets and the disposition of such non-performing assets may adversely affect our profitability.

•	Tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

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

•	We have a concentration risk in real estate related loans.

At December 31, 2011, $241.7 million, or 80.3% of our total loan and lease portfolio, consisted of real estate related loans. Of that amount, $204.0 million, or 84.4%, consisted of commercial real estate, $10.4 million, or 4.3% consisted of commercial and residential construction loans (including land acquisition and development loans) and $27.3 million, or 11.3%, consisted of residential mortgages and residential multi-family real estate. Substantially all of our real property collateral is located in our operating markets in Northern California. The continuing trend of deteriorating economic conditions in California and in our operating markets has contributed to an overall decline in commercial and residential real estate values. A continuing substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.

At December 31, 2011, our residential construction loans (including land acquisition and development loans) were just $6.8 million, or 2.2% of our total loans and leases, and these loans were comprised of 13.6% owner-occupied loans and 86.4% non-owner-occupied loans. Construction, land acquisition and development lending involves additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, non-owner-occupied construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance and accrued interest related to the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

•	Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance, but its allowance for loan and lease losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Bank’s and therefore our Company’s operating results. The adequacy of the Bank’s allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of realizable future losses is susceptible to changes in economic, operating and other conditions, including changes in the local and general California real estate market and operating environment, as well as interest rates, employment levels and other economic factors that may be beyond our control, and these losses may exceed current estimates.

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

•	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

As of December 31, 2011, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $2.5 million and $5.9 million, respectively. At such date, our commercial real estate loans amounted to $204.0 million, or 67.8% of our total loan and lease portfolio, and our commercial business loans amounted to $42.1 million, or 14.0% of our total loan and lease portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

•	Our business is subject to interest rate risk, and variations in interest rates may negatively affect our financial performance.

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

•	Governmental monetary policies and intervention to stabilize the U.S. financial system may affect our business and are beyond our control.

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

Recent legislation including the Emergency Economic Stabilization Act of 2008 (the “EESA”), signed into law by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), signed into law by President Obama on February 17, 2009, each included programs intended to help stabilize the U.S. financial system. However, the degree to which such legislation has helped to resolve the volatility of capital and credit markets or improve capital and liquidity problems confronting the financial system remains uncertain. The failure of the EESA or ARRA and other legislation intended to mitigate or eliminate such volatility and problems affecting the financial markets and a continuation or worsening of current financial market conditions could limit our access to capital or sources of liquidity in amounts and at times necessary to conduct operations in compliance with applicable regulatory requirements.

•	The Bank faces strong competition from banks, financial service companies and other companies that offer banking services, which could adversely affect our business.

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

•	Our operations are dependent upon key personnel.

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

•	Technology implementation problems or computer system failures could adversely affect us.

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

•	Information security breaches or other technological difficulties could adversely affect us.

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

•	Our controls over financial reporting and related governance procedures may fail or be circumvented.

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

•	We may not be successful in raising additional capital needed in the future.

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

•	The effects of legislation in response to current credit conditions may adversely affect us.

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

•	The effects of changes to FDIC insurance coverage limits and assessments are uncertain and increased premiums may adversely affect us.

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

The FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involved adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively resulted in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. The FDIC also imposed a special assessment of 5 basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009 and paid on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the Bank was assessed approximately $253,000 for the special assessment. In addition, on November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012. This prepaid amount for the Bank was $3,886,000.

On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that made permanent a $250,000 deposit insurance limit per depositor and provides unlimited insurance coverage for noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

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

In addition to permanently increasing the deposit insurance limit for insured deposits to $250,000 per depositor and extending unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012, the Dodd-Frank Act also made other deposit insurance changes which may affect our insurance premium assessments to include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the DIF by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the designated reserve ratio of the DIF to 2.0 percent effective January 1, 2011. It is uncertain what effect these changes will have on our future insurance assessments and costs of operations, but any increases in premium assessments or further prepayment of assessments will adversely impact our earnings.

•	In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2011, we did not recognize any securities as other than temporarily impaired. Future evaluations of the securities portfolio may require us to recognize an impairment charge with respect to these and other holdings. In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2011, we held stock in the FHLB totaling $3.1 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB currently distributes cash dividends on its shares, however, this dividend paying practice may not continue. As of December 31, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

•	If the goodwill we have recorded in connection with our acquisition of Bank of Amador becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2011, we had approximately $16.3 million of goodwill on our balance sheet attributable to our merger with Bank of Amador in December 2004. In accordance with accounting principles generally accepted in the United States of America, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in findings of impairment and write-downs, which could be material.

•	The effects of terrorism and other events beyond our control may adversely affect our results of operations.

The terrorist actions on September 11, 2001 and thereafter, as well as the military conflicts in Afghanistan and Iraq, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact us and the extent of such impact is uncertain. Similar events beyond our control including, but not limited to, financial and economic volatility and governmental actions in response, natural disasters such as earthquakes, floods, fires, and similar adverse weather occurrences, disruption of power supplies and communications equipment such as telephones, cellular phones, computers, and other forms of electronic equipment or media, and widespread, adverse public health occurrences, may adversely affect our future results of operations by, among other things, disrupting the conduct of our operations and those of our customers, which could result in a reduction in the demand for loans and other products and services offered by the Bank, increase non-performing loans and the amounts reserved for loan and lease losses, or cause significant declines in our level of deposits.

•	Future acquisitions and expansion activities may disrupt our business and adversely affect our operating results.

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

•	We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

In December 2009, the Company raised $25.3 million (in gross proceeds) in a public offering of 4,048,000 shares of its common stock at $6.25 per share. Our articles of incorporation, as amended, provide the authority to issue without further shareholder approval, 20,000,000 shares of common stock, no par value per share, of which 9,890,909 shares were issued and outstanding at December 31, 2011. Pursuant to the Company’s 2010 Equity Incentive Plan and its 2000 Stock Option Plan, at December 31, 2011, employees and directors of the Company had outstanding options to purchase 358,198 shares of common stock. As of December 31, 2011, 1,463,531 shares of common stock remained available for awards under the 2010 Equity Incentive Plan.

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

•	The price of our common stock may fluctuate significantly, and this may make it difficult for shareholders to resell shares of common stock they own at times or at prices they find attractive.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility, which reached unprecedented levels during the recent economic downturn. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength. As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. This may make it difficult for shareholders to resell shares of common stock they own at times or at prices they find attractive. The low trading volume in our common shares on the NASDAQ Global Select Market means that our shares may have less liquidity than other publicly traded companies. We cannot ensure that the volume of trading in our common shares will be maintained or will increase in the future.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above in the forward-looking statement discussion in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Cautionary Statements Regarding Forward-Looking Statements” and below. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

▪	actual or anticipated quarterly fluctuations in our operating results and financial condition;
▪	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;
▪	failure to meet analysts’ revenue or earnings estimates;
▪	speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;
▪	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
▪	actions by our current shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;
▪	fluctuations in the stock price and operating results of our competitors;
▪	future sales of our equity, equity-related or debt securities;
▪	changes in the frequency or amount of dividends or share repurchases;
▪	proposed or adopted regulatory changes or developments;
▪	anticipated or pending investigations, proceedings, or litigation that involves or affects us;
▪	trading activities in our common stock, including short-selling;
▪	domestic and international economic factors unrelated to our performance; and
▪	general market conditions and, in particular, developments related to market conditions for the financial services industry.

A significant decline in our stock price could result in substantial losses for individual shareholders.

•	We may be unable or choose not to pay cash dividends in the foreseeable future.

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

•	Anti-takeover provisions in our articles of incorporation and bylaws and California law could make a third party acquisition of us difficult.

Our articles of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us (even if doing so would be beneficial to our shareholders) and for holders of our common stock to receive any related takeover premium for their common stock. We are also subject to certain provisions of California law that would delay, deter or prevent a change in control of the Company. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

•	Credit Downgrade Risk and European Market Risk.

On August 5, 2011, Standard & Poor’s downgraded the long-term credit rating of the U.S. from “AAA” to “AA+.” This was the first downgrade of the U.S. credit rating in history. Prior to the action taken by S&P, Moody’s placed the U.S. government under review for a possible credit ratings downgrade, but on August 2, 2011, Moody’s confirmed the U.S. government’s “AAA” credit rating while stating that the rating outlook was negative. Also, on August 2, 2011, Fitch affirmed its existing U.S. government credit rating, but stated that the rating was under review. It is uncertain whether future additional downgrades may occur by such rating agencies.

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

North Coast Bank, a division of American River Bank, leases premises at 90 South E Street, Santa Rosa, California. The premises were subleased from Chicago Title Company through November 11, 2011 and now are leased from 90 E Street, LLC until January 31, 2019. The combined sublease and lease term is ten (10) years and expires on January 31, 2019. The premises consist of 3,600 square feet on the ground floor.

Bank of Amador, a division of American River Bank, leases premises at 422 Sutter Street, Jackson, California. The premises are leased from the United States Postal Service. The most recent lease term was five (5) years and expired on May 31, 2011 and the premises consisted of 6,400 square feet on the ground floor and second floor. Effective June 1, 2011, the lease was extended for an additional five (5) years set to expire on May 31, 2016. The new lease term does not include the second floor and the new premises consists of approximately 3,600 square feet on the ground floor.

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

The leases on the premises located at 1545 River Park Drive, 9750 Business Park Drive, 90 South E Street, 26395 Buckhorn Ridge Road, 422 Sutter Street, and 3100 Zinfandel Drive, contain options to extend for five years. Included in the above premises are two facilities leased from current or former directors of the Company at terms and conditions which management believes are consistent with the commercial lease market. The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The following table shows the high and the low prices for the common stock, for each quarter during 2011 and 2010, as reported by Nasdaq.

2011	High	Low

First quarter	$6.75	$5.95
Second quarter	6.89	6.00
Third quarter	6.59	4.55
Fourth quarter	5.00	4.55

2010	High	Low

First quarter	$8.50	$7.50
Second quarter	8.91	7.25
Third quarter	7.58	5.65
Fourth quarter	6.49	5.50

The closing price for the Company’s common stock on February 29, 2012 was $6.74.

Holders

As of February 27, 2012, there were approximately 2,700 shareholders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends on its common stock from the first quarter of 2004 through the second quarter of 2009. Prior to that, the Company paid cash dividends twice a year since 1992. On July 27, 2009, the Company announced that the Board of Directors had temporarily suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. In 2011 and 2010, there were no cash dividends paid. It is uncertain whether any dividends will be paid in the future since they are subject to regulatory and statutory restrictions and the evaluation by the Company’s Board of Directors of financial factors including, but not limited to earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

Stock Repurchases

On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allowed the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock (adjusted for stock splits or stock dividends). On July 27, 2009, the Company announced that the Board of Directors was temporarily suspending the stock repurchase program. The following table lists shares repurchased during the quarter ended December 31, 2011 and the maximum amount available to repurchase under the repurchase plan, which as a result of the suspension of the repurchase program was zero.

	(a)	(b)	(c)	(d)
Period
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 October 1 through October 31, 2011	None	N/A	None	None
Month #2 November 1 through November 30, 2011	None	N/A	None	None
Month #3 December 1 through December 31, 2011	None	N/A	None	None
Total	None	N/A	None

The Company did not repurchase any of its shares in 2011, 2010 or in 2009. The Company purchased 115,815 shares in 2008, 426,668 shares in 2007, 299,410 shares in 2006, 92,986 shares in 2005, 11,869 shares in 2004, 1,915 shares in 2003 and 83,747 shares in 2002. Share amounts have been adjusted for stock dividends and/or splits.

On January 26, 2012, the Company terminated the existing stock repurchase program and approved and authorized a new stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorizes the repurchase during 2012 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 494,500 shares based on the 9,890,909 shares outstanding as of January 26, 2012. Any repurchases under the 2012 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2012 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2012 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2012 Program at any time without notice.

Item 6. Selected Financial Data.

FINANCIAL SUMMARY- The following table presents certain consolidated financial information concerning the business of the Company and its subsidiaries. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management’s Discussion and Analysis included in this report. All per share data has been retroactively restated to reflect stock dividends and stock splits.

As of and for the Years Ended December 31,

(In thousands, except per share amounts and ratios)

	2011	2010	2009	2008	2007
Operations Data:
Net interest income	$21,591	$22,256	$24,032	$25,925	$26,402
Provision for loan and lease losses	3,625	7,365	8,530	1,743	450
Noninterest income	2,108	1,804	2,269	2,168	2,599
Noninterest expenses	16,301	16,470	15,811	14,201	14,833
Income before income taxes	3,773	225	1,960	12,149	13,718
Income tax expense (benefit)	1,269	(251)	374	4,578	5,240
Net income	$2,504	$476	$1,586	$7,571	$8,478

Share Data:
Earnings per share – basic	$0.25	$0.05	$0.26	$1.30	$1.40
Earnings per share – diluted	$0.25	$0.05	$0.26	$1.30	$1.39
Cash dividends per share (1)	$0.00	$0.00	$0.29	$0.57	$0.55
Book value per share	$9.51	$9.07	$8.87	$10.95	$10.22
Tangible book value per share	$7.85	$7.37	$7.15	$7.98	$7.23

Balance Sheet Data:
Assets	$581,518	$578,940	$594,418	$563,157	$573,685
Loans and leases, net	293,731	338,533	376,322	412,356	394,975
Deposits	462,285	465,122	469,755	437,061	455,645
Shareholders’ equity	94,099	89,544	87,345	63,447	59,973

Financial Ratios:
Return on average equity	2.74%	0.53%	2.44%	12.39%	14.01%
Return on average tangible equity	3.35%	0.66%	3.31%	17.32%	19.78%
Return on average assets	0.43%	0.08%	0.28%	1.32%	1.47%
Efficiency ratio (2)	67.18%	66.87%	58.45%	48.92%	49.49%
Net interest margin (2) (3)	4.39%	4.49%	4.90%	5.03%	5.10%
Net loans and leases to deposits	63.54%	72.78%	80.11%	94.35%	86.68%
Net charge-offs to average loans & leases	1.29%	2.12%	1.62%	0.42%	0.11%
Nonperforming loans and leases to total loans and leases (4)	4.46%	6.52%	5.46%	1.49%	1.86%
Allowance for loan and lease losses to total loans and leases	2.34%	2.19%	2.06%	1.41%	1.47%
Average equity to average assets	15.81%	15.28%	11.36%	10.62%	10.52%
Dividend payout ratio (1)	0%	0%	109%	44%	40%

Capital Ratios:
Leverage capital ratio	13.09%	12.55%	12.45%	8.32%	7.72%
Tier 1 risk-based capital ratio	21.52%	19.07%	17.13%	11.50%	10.70%
Total risk-based capital ratio	22.78%	20.33%	18.39%	10.25%	9.45%

(1)	On July 27, 2009, the Company announced that the Board of Directors temporarily suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends.
(2)	Fully taxable equivalent
(3)	Excludes the amortization of intangible assets.
(4)	Non-performing loans and leases consist of loans and leases past due 90 days or more and still accruing and nonaccrual loans and leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is American River Bankshares management’s discussion and analysis of the significant changes in income and expense accounts for the years ended December 31, 2011, 2010, and 2009.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic volatility and decline and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates; (3) variances in the actual versus projected growth in assets and return on assets; (4) potential continued or increasing loan and lease losses; (5) potential increasing levels of expenses associated with resolving non-performing assets as well as regulatory changes; (6)changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (7) competitive effects; (8) potential declines in fee and other noninterest income earned associated with economic factors as well as regulatory changes; (9) general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (10) changes in the regulatory environment including government intervention in the U.S. financial system; (11) changes in business conditions and inflation; (12) changes in securities markets, public debt markets, and other capital markets; (13) potential data processing and other operational systems failures or fraud; (14) potential continued decline in real estate values in our operating markets; (15) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; (16) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations; (17) projected business increases following any future strategic expansion could be lower than expected; (18) the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings; (19) the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; (20) the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized; and (21) downgrades in the credit rating of the United States by credit rating agencies.

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

The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk, loss events, or changes in other factors, occur. The analysis of the allowance uses an historical loss view as an indicator of future losses and as a result could differ from the actual losses incurred in the future. If the allowance for loan and lease losses falls below that deemed adequate (by reason of loan and lease growth, actual losses, the effect of changes in risk factors, or some combination of these), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short-term. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses Activity.”

Stock-Based Compensation

The Company recognizes compensation expense over the vesting period in an amount equal to the fair value of all share-based payments which consist of stock options and restricted stock awarded to directors and employees. The fair value of each stock option award is estimated on the date of grant and amortized over the service period using a Black-Scholes-Merton based option valuation model that requires the use of assumptions. Critical assumptions that affect the estimated fair value of each award include expected stock price volatility, dividend yields, option life and the risk-free interest rate. The fair value of each restricted award is estimated on the date of award and amortized over the service period.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branch offices constituting a business may give rise to goodwill. Goodwill represents the excess of the consideration paid for an acquired entity over the net fair value of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition. The Company performed an evaluation of goodwill, recorded as a result of the Bank of Amador acquisition, during the December 2011 and determined that there was no impairment. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows upon which the assessment is based.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2011. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. A valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than percent) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carry forward periods.

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

Overview

The Company recorded net income in 2011 of $2,504,000, a 426.1% increase from $476,000 in 2010. Diluted earnings per share for 2011 were $0.25, an increase of $0.20 from the $0.05 recorded in 2010. For 2011, the Company realized a return on average equity of 2.74% and a return on average assets of 0.43%, as compared to 0.53% and 0.08% for 2010.

Net income for 2010 was $1,110,000 (70.0%) lower than the $1,586,000 recorded in 2009. In 2009, diluted earnings per share were $0.26, return on average assets was 0.28% and return on average equity was 2.44%. Table One below provides a summary of the components of net income for the years indicated (dollars in thousands):

Table One: Components of Net Income

For the years ended:	2011	2010	2009

Net interest income*	$21,830	$22,465	$24,331
Provision for loan and lease losses	(3,625)	(7,365)	(8,530)
Noninterest income	2,108	1,804	2,269
Noninterest expense	(16,301)	(16,470)	(15,811)
(Provision for) benefit from income taxes	(1,269)	251	(374)
Tax equivalent adjustment	(239)	(209)	(299)
Net income	$2,504	$476	$1,586

Average total assets	$578,217	$584,114	$572,473
Net income as a percentage of average total assets	0.43%	0.08%	0.28%

* Fully taxable equivalent basis (FTE)

Under accounting principles generally accepted in the United States of America all share and per share data is adjusted for stock dividends and stock splits. There were no stock dividends or stock splits in 2011, 2010 or 2009.

During 2011, total assets of the Company increased $2,578,000 (0.4%) to a total of $581,518,000 at year-end. At December 31, 2011, net loans totaled $293,731,000, down $44,802,000 (13.2%) from the ending balance on December 31, 2010. Deposits decreased $2,837,000 or 0.6% during 2011 resulting in ending deposit balances of $462,285,000. Shareholders’ equity increased 5.1% during 2011, increasing by $4,555,000 to end the year at $94,099,000. The Company ended 2011 with a leverage capital ratio of 13.1% and a total risk-based capital ratio of 22.8% compared to leverage 1 capital ratio of 12.6% and a total risk-based capital ratio of 20.3% at the end of 2010.

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

The Company’s fully taxable equivalent net interest margin was 4.36% in 2011, 4.49% in 2010, and 4.90% in 2009. The fully taxable equivalent net interest income was down $635,000 (2.8%) in 2011 compared to 2010. The fully taxable equivalent net interest income was down $1,866,000 (7.7%) in 2010 compared to 2009.

The fully taxable equivalent interest income component decreased from $25,915,000 in 2010 to $24,438,000 in 2011, representing a 5.7% decrease. The decrease in the fully taxable equivalent interest income for 2011 compared to the same period in 2010 is comprised of two components - rate (down $72,000) and volume (down $1,405,000). The rate decrease can be attributed to the overall lower interest rate environment, forgone interest on nonaccrual loans, and lower average loan balances replaced with higher average investment securities. During 2011, foregone interest income on nonaccrual loans was approximately $1,706,000, compared to foregone interest of $1,736,000 during 2010. The average balance of earning assets decreased slightly from $500,882,000 in 2010 to $500,200,000 in 2011; however, there was a significant change in the average earning asset mix in 2011. There was an increase in investment securities, offset by a decrease in loan balances. When compared to 2010, average loan balances were down $39,135,000 (10.8%) to $323,310,000 for 2011 and average investment securities were up $36,926,000 (26.8%) to $174,935,000 for 2011. The overall low interest rate environment, the negative effect of the foregone interest on loans, and the change in the asset mix (lower loan totals and higher investment security totals) resulted in a 28 basis point decrease in the yield on average earning assets from 5.17% for 2010 to 4.89% for 2011. The decrease in the yield on earning assets was partially offset by higher rates on investment securities. The yield on investment securities was positively impacted by a slowdown in mortgage prepayments. As mortgage prepayments slow, the premium paid on these securities is amortized over a longer period of time, resulting in a higher yield. The yield on investment securities increased from 2.67% in 2010 to 2.96% in 2011. While the overall dollar decrease in 2011 of fully taxable equivalent interest income due to rates was $72,000, the increase in the investment securities due to rate added $525,000. The volume decrease of $1,405,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans.

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

Interest expense was $842,000 (24.4%) lower in 2011 compared to 2010. The average balances on interest bearing liabilities were $16,438,000 (4.5%) lower in 2011 compared to 2010. The lower balances accounted for a $267,000 decrease in interest expense. Average borrowings were down $3,418,000 (16.7%) as the Company replaced higher cost borrowings with lower cost checking and money market accounts. Average deposit balances decreased $5,649,000 or 1.2% from $469,177,000 during 2010 to $463,528,000 during 2011. While there was an overall decrease in deposits, the Company continues to have success attracting new deposit relationships as a direct result of its business development efforts. The Company’s business development efforts have been focused on building checking and savings deposits and other non-CD balances. These non-CD balances increased $12,956,000 (3.7%) during 2011 and CD balances decreased $18,605,000 (15.4%) during 2011. The overall lower interest rate environment accounted for a decrease in rates and a $575,000 reduction in interest expense in 2011 compared to 2010. Rates paid on interest bearing liabilities decreased 19 basis points from 0.94% in 2010 to 0.75% in 2011.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Year Ended December 31,	2011			2010			2009

(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets
Loans and leases (1)	$323,310	$19,235	5.95%	$362,445	$22,227	6.13%	$404,539	$25,378	6.27%
Taxable investment securities	155,428	4,225	2.72%	122,381	2,840	2.32%	67,480	2,763	4.09%
Tax-exempt investment securities (2)	19,507	959	4.92%	15,628	843	5.39%	22,541	1,215	5.39%
Corporate stock	16	—	—	22	—	—	28	6	21.43%
Federal funds sold	—	—	—	—	—	—	11	—	—
Interest bearing deposits in other banks	1,939	19	0.98%	406	5	1.23%	1,603	59	3.68%
Total earning assets	500,200	24,438	4.89%	500,882	25,915	5.17%	496,202	29,421	5.93%
Cash & due from banks	41,932			48,318			41,064
Other assets	43,941			43,142			42,208
Allowance for loan & lease losses	(7,856)			(8,228)			(7,001)
	$578,217			$584,114			$572,473
Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
NOW & MMDA	$182,922	1,044	0.57%	$182,495	1,327	0.73%	$163,141	1,375	0.84%
Savings	46,668	183	0.39%	41,510	224	0.54%	34,392	229	0.67%
Time deposits	102,445	1,011	0.99%	121,050	1,401	1.16%	137,601	2,399	1.74%
Other borrowings	17,040	370	2.17%	20,458	498	2.43%	49,745	1,087	2.19%
Total interest bearing liabilities	349,075	2,608	0.75%	365,513	3,450	0.94%	384,879	5,090	1.32%
Demand deposits	131,493			124,122			117,594
Other liabilities	6,204			5,221			4,993
Total liabilities	486,772			494,856			507,466
Shareholders’ equity	91,445			89,258			65,007
	$578,217			$584,114			$572,473
Net interest income & margin (3)		$21,830	4.36%		$22,465	4.49%		$24,331	4.90%

(1)	Loan and lease interest includes loan and lease fees of $95,000, $56,000 and $46,000 in 2011, 2010 and 2009, respectively.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2011, 2010 and 2009.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Year ended December 31, 2011 over 2010 (dollars in thousands)

Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans and leases (1)(2)	$(2,400)	$(592)	$(2,992)
Taxable investment securities	767	618	1,385
Tax-exempt investment securities (3)	209	(93)	116
Corporate stock	—	—	—
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	19	(5)	14
Total	(1,405)	(72)	(1,477)

Interest-bearing liabilities:

Demand deposits	3	(286)	(283)
Savings deposits	28	(69)	(41)
Time deposits	(215)	(175)	(390)
Other borrowings	(83)	(45)	(128)
Total	(267)	(575)	(842)
Interest differential	$(1,138)	$503	$(635)

Year Ended December 31, 2010 over 2009 (dollars in thousands)
Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans and leases (1)(2)	$(2,641)	$(510)	$(3,151)
Taxable investment securities	2,248	(2,171)	77
Tax-exempt investment securities (3)	(373)	1	(372)
Corporate stock	(1)	(5)	(6)
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	(44)	(10)	(54)
Total	(811)	(2,695)	(3,506)

Interest-bearing liabilities:
Demand deposits	163	(211)	(48)
Savings deposits	47	(52)	(5)
Time deposits	(289)	(709)	(998)
Other borrowings	(640)	51	(589)
Total	(719)	(921)	(1,640)
Interest differential	$(92)	$(1,774)	$(1,866)

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and, as such, has been included in net loans and leases.
(2)	Loan and lease fees of $95,000, $66,000 and $46,000 for the years ended December 31, 2011, 2010 and 2009, respectively, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2011, 2010 and 2009.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $3,625,000 for loan and lease losses in 2011 as compared to $7,365,000 for 2010. Net loan and lease losses for 2011 were $4,168,000 as compared to $7,689,000 in 2010. In 2011, net loan and lease losses as a percentage of average loans outstanding were 1.29% compared to 2.12% in 2010. In 2009, the Company provided $8,530,000 for loan and lease losses and net charge-offs were $6,539,000. The Company has continued to provide amounts to the allowance for loan and lease losses in 2011 because of a continued high level of nonperforming loans and leases. The high level of nonperforming loans and leases is due to the impact that the overall challenging economy in the Company’s market areas and the United States, overall, has had on the Company’s borrowers. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Service Charges and Fees and Other Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Year Ended December 31,
	2011	2010	2009

Service charges on deposit accounts	$761	$866	$1,018
Merchant fee income	467	420	437
Earnings on Bank owned life insurance	272	277	246
Gain on sale and call of securities	353	7	270
Other	255	234	298

	$2,108	$1,804	$2,269

Noninterest income was up $304,000 (16.9%) to $2,108,000 in 2011 from the 2010 level. The increase from 2010 to 2011 was primarily related to an increase in the gains on sales of investment securities. For 2011, gains on sales of investment securities were $353,000 compared to $7,000 for 2010. During 2011, the Company sold selected municipal bonds to improve the credit quality of the securities portfolio and some mortgage related bonds to reinvest in mortgage bonds with better risk reward structures. The increase from investment sales was partially offset by lower service charges on deposit accounts (down $105,000 or 12.1%). The lower service charges on deposit accounts resulted from decreased fees on overdrawn checking accounts (down $81,000 or 17.6%).

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

Salaries and Benefits

Salaries and benefits were $8,465,000 (up $589,000 or 7.5%) for 2011 as compared to $7,876,000 in 2010. The increase in salary and benefits was due in part to an increase in core salaries which increased $58,000 (1.0%) mainly due to normal merit increases. Incentive accruals increased $385,000 from $82,000 in 2010 to $467,000 in 2011, primarily due to an increase in the Company’s net income in relationship to targeted net income and the reduction in classified loans in relationship to the targeted levels. In addition, salary and benefit expense was higher due to a decrease in direct costs associated with the production of new loans since the Company allocates the direct costs of originating loans as a reduction to salary expense in accordance with accounting principles generally accepted in the United States of America. As loan volume decreases less direct costs of loan production are allocated against salary expense. The offset direct cost allocation decreased $82,000 (18.1%) from $453,000 in 2010 to $371,000 in 2011. The remaining increase in salaries and benefits is related to an increase in employee benefits, would include employee health insurance, and employer taxes. The average FTE’s decreased from 113 in 2010 to 111 during 2011 and, at the end of 2011, the full-time equivalent staff was 110, down from 111 at the end of 2010.

Salaries and benefits were $7,876,000 (up $597,000 or 8.2%) for 2010 as compared to $7,279,000 in 2009. The increase in salaries and benefits was due in part to a decrease in direct costs associated with the production of new loans. The direct cost allocation decreased $221,000 (32.8%) from $674,000 in 2009 to $453,000 in 2010. Overall salary expense increased $80,000 (1.3%) mainly due to the additional staff added to the loan collection and workout department. Employee benefits, which include employee health insurance, increased $279,000 (27.8%). The average FTE’s decreased from 117 in 2009 to 113 during 2010 and, at the end of 2010, the full-time equivalent staff was 111, down 7 from 118 at the end of 2009.

Other Real Estate Owned

The total other real estate owned (“OREO”) expense in 2011 was $1,288,000 (up $78,000 or 6.4%) compared to $1,210,000 in 2010. The increased expense is related to the higher valuation allowances required on the properties held due to further declines is property values during 2011 as compared to 2010. Write-downs due to updated property valuations in 2011 were $978,000 compared to $805,000 in 2010.

The total OREO expense in 2010 was $1,210,000 compared to $1,441,000 in 2009. The reduced expense ($231,000 or 16.0%) is related to lower write-downs due to property valuations in 2010 as compared to 2009.

Occupancy, Furniture and Equipment

Occupancy expense decreased $131,000 (10.3%) during 2011 to $1,140,000, compared to $1,271,000 in 2010. The majority of the decrease relates to lower rent associated with the Company’s banking offices as a result of restructuring some leases during the last two years. Furniture and equipment expense was $718,000 in 2011 compared to $720,000 in 2010, representing a $2,000 decrease.

Occupancy expense decreased $118,000 (8.5%) during 2010 to $1,271,000, compared to $1,389,000 in 2009. The majority of the decrease relates to lower rent associated with the Company’s banking offices. Furniture and equipment expense was $720,000 in 2010 compared to $759,000 in 2009, representing a $39,000 (5.1%) decrease.

Regulatory Assessments

Regulatory assessments include fees paid to the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). FDIC assessments decreased $560,000 (39.4%) during 2011 to $863,000, compared to $1,423,000 in 2010. The majority of this decrease relates to lower deposit balances, the change in the FDIC assessment methodology from a deposit based system to an asset risk-based system, and the Bank’s improved risk assessment category. The assessments paid to the DFI in 2011 were $68,000 compared to $67,000 in 2010.

FDIC assessments increased $653,000 (84.8%) during 2010 to $1,423,000, up from $770,000 in 2009. The increase relates to increased assessments from the FDIC based on the growth in the Company’s deposits balances, changes to the Bank’s assessment category, and higher expenses incurred by the FDIC. The assessments paid to the DFI in 2010 were $67,000 compared to $69,000 in 2009.

Other Expenses

Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009

Professional fees	$1,037	$1,191	$1,061
Telephone and postage	330	336	375
Directors’ expense	327	371	390
Outsourced item processing	427	414	369
Advertising and promotion	231	198	232
Stationery and supplies	183	208	205
Amortization of intangible assets	219	242	263
Other operating expenses	1,004	1,010	1,278

	$3,758	$3,970	$4,173

Other expenses were $3,758,000 (down $212,000 or 5.3%) for 2011 as compared to $3,970,000 for 2010. Professional fees decreased $154,000 (12.9%) due in part to lower legal and other professional services to resolve problem loans. The remainder of the decrease in other expenses resulted as the Company continued to focus on reducing expenses and outside services. The overhead efficiency ratio on a taxable equivalent basis for 2011 was 67.2% as compared to 66.9% in 2010. Much of the increase in the overhead efficiency is related to the decrease in the net interest margin and not as a result of an increase in noninterest expense.

Other expenses were $3,970,000 (down $203,000 or 4.9%) for 2010 as compared to $4,173,000 for 2009. Professional fees increased $130,000 (12.3%) due in part to higher legal, accounting, and other professional services to comply with changes in the regulatory environment and to resolve problem loans. This increase was offset by reductions in several other expense related items. The overhead efficiency ratio on a taxable equivalent basis for 2010 was 66.9% as compared to 58.5% in 2009. Much of the increase is related to the increase in salaries and benefits and FDIC assessments, in addition to overall lower revenue.

Provision for (Benefit from) Income Taxes

The effective tax rate (benefit) on income was 33.6%, (111.6%), and 19.1% in 2011, 2010 and 2009, respectively. The effective tax rate differs from the federal statutory tax rate due to state tax (benefit) expense (net of federal tax effect) of $287,000, ($66,000), and $59,000 in these years. Tax-exempt income of $1,006,000, $894,000, and $1,125,000 from investment securities and bank owned life insurance in these years helped to reduce the effective tax rate. The benefit recorded in 2010 and the lower effective tax rate in 2009 resulted from the Company realizing the benefits of tax-free income related to such items as municipal bonds and bank owned life insurance against an overall lower amount of taxable income.

Balance Sheet Analysis

The Company’s total assets were $581,518,000 at December 31, 2011 as compared to $578,940,000 at December 31, 2010, representing an increase of $2,578,000 (0.4%). The average balances of total assets during 2011 were $578,217,000, down $5,897,000 or 1.0% from the 2010 total of $584,114,000.

Investment Securities

The Company classifies its investment securities as trading, held-to-maturity or available-for-sale. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities classified as available-for-sale may be sold to implement asset/liability management strategies as part of our contingency funding plan and in response to changes in interest rates, prepayment rates and similar factors. Table Six below summarizes the values of the Company’s investment securities held on December 31 of the years indicated. The Company did not have any investment securities classified as trading in any of the years indicated below.

Table Six: Investment Securities Composition
(dollars in thousands)

Available-for-sale (at fair value)	2011	2010	2009
Debt securities:
Mortgage-backed securities	$179,454	$138,644	$76,009
Obligations of states and political subdivisions	29,188	15,792	20,587
Equity securities:
Corporate stock	69	79	86
Total available-for-sale investment securities	$208,711	$154,515	$96,682

Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$4,010	$6,149	$12,331
Total held-to-maturity investment securities	$4,010	$6,149	$12,331

See Table Fifteen for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At December 31, 2011, these categories accounted for approximately 14%, 68%, 2%, 3%, 7%, 1%, 1% and 4%, respectively, of the Company’s loan portfolio. This mix was relatively unchanged compared to 17%, 62%, 2%, 5%, 7%, 1%, 2% and 4%, at December 31, 2010. Continuing focus in the Company’s market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating approximately $39 million in new loans in 2011. Normal pay downs, loan charge-offs, and loans transferred to OREO during 2011, resulted in an overall decrease in total loans and leases of $45,471,000 (13.2%) from December 31, 2010. The market in which the Company operates continues to see a slowdown in new loan volume as existing borrowers continue to pay down debt and delay expansion plans. The Company reported net decreases in balances for commercial loans ($16,153,000 or 27.7%), commercial real estate ($12,033,000 or 5.6%), real estate construction ($5,615,000 or 35.2%), residential real estate ($6,404,000 or 24.5%), lease financing receivable ($1,041,000 or 37.6%), agriculture ($2,619,000 or 36.4%), and consumer loans ($2,218,000 or 16.8%) and an increase in multi-family real estate ($612,000 or 8.8%). Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven: Loan and Lease Portfolio Composition

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Commercial	$42,108	$58,261	$72,621	$90,625	$94,632
Real estate:
Commercial	204,043	216,076	223,685	218,626	191,774
Multi-family	7,580	6,968	8,476	8,938	5,830
Construction	10,356	15,971	27,482	48,664	66,022
Residential	19,695	26,099	26,922	24,706	20,120
Lease financing receivable	1,725	2,766	3,920	4,475	4,070
Agriculture	4,583	7,202	7,472	8,015	8,177
Consumer	10,984	13,202	14,253	14,796	10,750
	301,074	346,545	384,831	418,845	401,375
Deferred loan fees, net	(302)	(427)	(600)	(571)	(517)
Allowance for loan and lease losses	(7,041)	(7,585)	(7,909)	(5,918)	(5,883)
Total net loans and leases	$293,731	$338,533	$376,322	$412,356	$394,975

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and non-mortgage products to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans.

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at December 31, 2011 and December 31, 2010.

Average loans and leases in 2011 were $323,310,000 which represents a decrease of $39,135,000 (10.8%) compared to the average in 2010. Average loans and leases in 2010 were $362,445,000 which represented a decrease of $42,094,000 (10.4%) from the average in 2009.

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio to assist in assesses and managing credit risk. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, through active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio.

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

In management’s judgment, a concentration exists in real estate loans which represented approximately 80.3% of the Company’s loan and lease portfolio at December 31, 2011, up from 76.5% at December 31, 2010. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk that it has seen in the past several years due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability and taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques.

Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio. A continued substantial further decline in the economy in general, or a continued additional decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan and lease losses. This could adversely affect the Company’s future prospects, results of operations, profitability and stock price. Management believes that its lending practices and underwriting standards may help to manage the risk of loss in an economic downturn; however, it is uncertain whether such lending practices and underwriting standards will result in a reduction of losses under such economic circumstances. The Company’s lending practices and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

Management generally places loans and leases on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely.

The recorded investments in nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual totaled $13,423,000 and $22,571,000 at December 31, 2011 and 2010, respectively. Of the $13,423,000 in non-performing loans and leases at December 31, 2011, there were sixteen real estate loans totaling $9,809,000; thirteen commercial loans totaling $2,775,000; one agriculture loan totaling $597,000; four consumer loans totaling $225,000; and two leases totaling $17,000. At December 31, 2010, the $22,571,000 in non-performing loans consisted of twenty-nine real estate loans totaling $18,735,000; fifteen commercial loans totaling $3,491,000; seven consumer loans totaling $317,000; and three leases totaling $28,000.

The net interest due on nonaccrual loans and leases but excluded from interest income was approximately $1,706,000 during 2011, $1,736,000 during 2010, and $1,281,000 during 2009. Interest income recognized from payments received on nonaccrual loans and leases was approximately $440,000 in 2011, $338,000 in 2010 and $79,000 in 2009.

Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more and on accrual as of year-end for the past five years.

Table Eight: Non-Performing Loans and Leases

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Past due 90 days or more and still accruing:
Commercial	$—	$—	$—	$—	$—
Real estate	—	—	—	444	455
Lease financing receivable	—	—	—	22	—
Consumer and other	—	—	—	8	—
Nonaccrual:
Commercial	2,775	3,491	6,143	261	148
Real estate	9,809	18,735	14,048	5,487	6,787
Lease financing receivable	17	28	55	19	50
Consumer and other	822	317	718	—	—
Total non-performing loans and leases	$13,423	$22,571	$20,964	$6,241	$7,440

Management monitors the Company’s performance metrics including those ratios related to non-performing loans and leases. From 2008 to 2010, the Company had experienced an increase in non-performing loan and lease ratios. However, in 2011, the focused efforts of the previous three years resulted in a decrease in these ratios. Furthermore, the variations in the amount of non-performing loans and leases does not directly impact the level of the Company’s allowance for loan and lease losses as management monitors each of the loans and leases for loss potential or probability of loss on an individual basis using accounting principles generally accepted in the United States of America.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2011. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2011, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company.

Impaired Loans and Leases

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the loan or lease’s original effective interest rate, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan or lease. The Company generally does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company reviews all loans or leases graded substandard or lower with outstanding principal balances in excess of $100,000 as well as loans considered troubled debt restructures with outstanding principal balances in excess of $25,000, except in the instance where management believes it is prudent to do otherwise. The recorded investment in loans and leases that were considered to be impaired totaled $30,085,000 at December 31, 2011 and had a related valuation allowance of $1,680,000. The average recorded investment in impaired loans and leases during 2011 was approximately $31,956,000. As of December 31, 2010, the recorded investment in loans and leases that were considered to be impaired totaled $40,237,000 and had a related valuation allowance of $1,619,000. The average recorded investment in impaired loans and leases during 2010 was approximately $44,594,000. As of December 31, 2009, the recorded investment in loans and leases that were considered to be impaired totaled $41,937,000 and had a related valuation allowance of $3,810,000. The average recorded investment in impaired loans and leases during 2009 was approximately $29,947,000.

As of December 31, 2011, the Company had forty-nine TDRs, and of these there were twenty-seven extensions totaling $6,076,000, seven conversions to amortizing loans totaling $7,275,000, six conversion from revolving lines of credit to term loans totaling $605,000, five rate reductions totaling $3,493,000, two interest only structure changes totaling $1,948,000, and two court ordered restructures totaling $724,000. All were performing as agreed except for six extensions totaling $1,040,000, four conversions to amortizing loans totaling $1,482,000, two conversions to term loans totaling $140,000, one interest only structure change totaling $1,880,000 and one rate reduction totaling $60,000. The Company will return TDRs to accrual status after the borrower makes six consecutive payments on the restructured loan or lease and has demonstrated the capacity to continue to make these payments.

Allowance for Loan and Lease Losses Activity

The Company maintains an allowance for loan and lease losses (“ALLL”) to cover probable losses inherent in the loan and lease portfolio, which is based upon management’s estimate of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and recoveries and reduced by charge-offs. Actual losses for loans and leases can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

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

The allowance for loan and lease losses totaled $7,041,000 or 2.34% of total loans and leases at December 31, 2011, $7,585,000 or 2.19% of total loans and leases at December 31, 2010, and $7,909,000 or 2.06% at December 31, 2009. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 27.0% at December 31, 2011 and 33.6% at December 31, 2010. The allowance for loans and leases as a percentage of impaired loans and leases was 12.0% at December 31, 2011 and 18.9% at December 31, 2010. Of the total non-performing and impaired loans and leases outstanding as of December 31, 2011, there were $5,878,000 in loans or leases that had been reduced by partial charge-offs of $4,194,000. As these loan or lease balances are charged off the remaining balances, following analysis, normally do not require specific reserves and are not eligible for general reserves. The impact on credit ratios is such that the Company’s allowance for loan and lease losses as a percentage may be lower, however, the partial charge-offs have reduced the potential future losses related to those credits.

At December 31, 2011, there were $8,139,000 in impaired loans or leases that did not carry a specific reserve. Of this amount, $1,572,000 were loans or leases that had previous partial charge-offs and $6,567,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer.

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

Table Nine: Allowance for Loan and Lease Losses

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009	2008	2007

Average loans and leases outstanding	$323,310	$362,445	$404,539	$410,293	$390,488

Allowance for loan & lease losses at beginning of period	$7,585	$7,909	$5,918	$5,883	$5,874
Loans and leases charged off:
Commercial	713	2,570	2,944	422	301
Real estate	3,765	5,048	3,257	1,114	72
Consumer	—	173	216	139	105
Lease financing receivable	220	30	171	59	70
Total	4,698	7,821	6,588	1,734	548
Recoveries of loans and leases previously charged off:
Commercial	163	63	33	12	41
Real estate	346	68	1	—	—
Consumer	—	1	8	—	—
Lease financing receivable	20	—	7	14	66
Total	529	132	49	26	107
Net loans and leases charged off	4,169	7,689	6,539	1,708	441
Additions to allowance charged to operating expenses	3,625	7,365	8,530	1,743	450
Allowance for loan and lease losses at end of period	$7,041	$7,585	$7,909	$5,918	$5,883

Ratio of net charge-offs to average loans and leases outstanding	1.29%	2.12%	1.62%	.42%	.11%

Provision for loan and lease losses to average loans and leases outstanding	1.12%	2.03%	2.11%	.42%	.12%

Allowance for loan and lease losses to loans to nonperforming loans and leases, at end of period	2.34%	2.19%	2.06%	1.41%	1.47%

Allowance for loan and lease losses to loans to nonperforming loans and leases, at end of period	52.45%	33.60%	37.73%	94.83%	79.07%

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2011.

Table Ten: Allowance for Loan and Lease Losses by Loan Category

(dollars in thousands)

	December 31, 2011		December 31, 2010		December 31, 2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$1,620	14.0%	$2,556	16.8%	$2,178	18.9%
Real estate	4,794	80.3%	4,574	76.5%	5,009	74.5%
Agriculture	176	1.5%	228	2.1%	203	1.9%
Consumer	367	3.6%	220	3.8%	426	3.7%
Lease financing receivable	84	0.6%	7	0.8%	93	1.0%
Total allocated	$7,041	100.0%	$7,585	100.0%	$7,909	100.0%

	December 31, 2008		December 31, 2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$1,644	21.6%	$1,369	23.6%
Real estate	4,030	71.8%	4,314	70.7%
Agriculture	8	1.9%	8	2.0%
Consumer	170	3.5%	108	2.7%
Lease financing receivable	66	1.2%	84	1.0%
Total allocated	$5,918	100.0%	$5,883	100.0%

The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate Owned

The balance in OREO at December 31, 2011 consisted of 21 properties acquired through foreclosure. The balance in OREO at December 31, 2010 consisted of fourteen properties. During 2011, the Company received $1,705,000 from the net proceeds of the sale of thirteen OREO properties with net losses of $24,000 recognized on these sales and acquired 20 properties through foreclosure totaling $9,489,000 and subsequently reduced these balances by $1,288,000 after receiving updated property appraisals. There was $8,246,000 in other real estate owned at December 31, 2011 with a valuation allowance of $56,000 and $2,796,000 in other real estate owned at December 31, 2010 with a valuation allowance of $100,000.

The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During 2011, this valuation process resulted in the Company reducing the book value of the properties by $1,022,000. During 2010, the valuation process resulted in $705,000 in book value reductions.

Deposits

At December 31, 2011, total deposits were $462,285,000 representing a decrease of $2,837,000 (0.6%) from the December 31, 2010 balance of $465,122,000. The Company’s deposit growth plan for 2011 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts. Due to these efforts, the Company experienced increases during 2011 in noninterest-bearing ($6,804,000 or 5.4%), money market ($1,608,000 or 1.2%) and savings ($2,382,000 or 5.2%) and decreases in time deposits ($12,515,000 or 11.4%) and interest-bearing checking ($1,116,000 or 2.5%).

Other Borrowed Funds

Other borrowings outstanding as of December 31, 2011 consist of advances from the Federal Home Loan Bank (the “FHLB”). The following table summarizes these borrowings (dollars in thousands):

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$5,000	2.08%	$7,000	2.40%	$14,500	2.84%

Long-term borrowings:
FHLB advances	$14,000	1.80%	$10,000	2.41%	$17,000	2.41%

The maximum amount of short-term borrowings at any month-end during 2011, 2010 and 2009, was $12,000,000, $9,500,000, and $69,448,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$5,000	$14,000
Maturity	2012	2013 to 2016
Average rates	2.08%	1.80%

The Company has also been issued a total of $10,000,000 as of December 31, 2011 and $9,000,000 as of December 31, 2010 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2011 or 2010 and management does not expect to draw upon these lines in the foreseeable future.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allowed the repurchase of up to 6.5% annually of the Company’s outstanding common stock. Effective July 27, 2009, the Company temporarily suspended the stock repurchases. On January 26, 2012, the Company terminated the existing stock repurchase program and approved and authorized a new stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorizes the repurchase during 2012 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 494,500 shares based on the 9,890,909 shares outstanding as of January 26, 2012. Any repurchases under the 2012 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2012 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2012 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2012 Program at any time without notice. The Company did not repurchase any shares in 2011, 2010 or 2009 and repurchased 115,815 shares in 2008. Under stock repurchase programs in effect prior to 2008, the Company repurchased 426,668 shares in 2007, 299,410 shares in 2006, 92,986 shares in 2005, 11,869 shares in 2004, 1,915 shares in 2003 and 83,747 shares in 2002. Share amounts have been adjusted for stock dividends and/or splits. See Part II, Item 5, “Stock Repurchases” for more information regarding stock repurchases.

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

At December 31, 2011, shareholders’ equity was $94,099,000, representing an increase of $4,555,000 (5.1%) from $89,544,000 at December 31, 2010. The increase resulted from the addition of the net income for the period, the increase due to stock based compensation expense, and the increase in other comprehensive income. In 2010, shareholders’ equity increased $2,199,000 (2.5%) from $87,345,000 at December 31, 2009. The increase resulted from the addition of the net income for the period, the increase due to stock based compensation expense, and the increase in other comprehensive income. The ratio of total risk-based capital to risk adjusted assets was 22.8% at December 31, 2011 compared to 20.3% at December 31, 2010. Tier 1 risk-based capital to risk-adjusted assets was 21.5% at December 31, 2011 and 19.1% at December 31, 2010.

Table Eleven below lists the Company’s actual capital ratios at December 31, 2011 and 2010, as well as the minimum capital ratios for capital adequacy.

Table Eleven: Capital Ratios

	At December 31,		Minimum Regulatory
Capital to Risk-Adjusted Assets	2011	2010	Capital Requirements
Leverage ratio	13.1%	12.6%	4.00%
Tier 1 Risk-Based Capital	21.5%	19.1%	4.00%
Total Risk-Based Capital	22.8%	20.3%	8.00%

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

Table Twelve: Interest Rate Risk Simulation of Net Interest as of December 31, 2011

(dollars in thousands)

$ Change in NII from Current 12 Month Horizon
Variation from a constant rate scenario
+200bp	$773
-200bp	$(1,192)

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2011, 2010 and 2009.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2011 were approximately $36,479,000 and $10,086,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2011, consolidated liquid assets totaled $177.3 million or 30.5% of total assets compared to $128.1 million or 22.1% of total assets on December 31, 2010. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with two of its correspondent banks. At December 31, 2011, the Company had $17,000,000 available under this credit line. Additionally, American River Bank is a member of the FHLB. At December 31, 2011, American River Bank could have arranged for up to $91,242,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2011, the Company had $62,242,000 available under these secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. Based on the amount of assets pledged at the Federal Reserve Bank at December 31, 2011, the Company’s borrowing capacity was $30,396,000.

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

The maturity distribution of certificates of deposit is set forth in Table Thirteen below for the period presented. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Table Thirteen: Certificates of Deposit Maturities

December 31, 2011
(dollars in thousands)	Less than $100,000	Over $100,000
Three months or less	$8,060	$39,323
Over three months through six months	5,755	6,626
Over six months through twelve months	7,479	7,680
Over twelve months	6,965	15,835
Total	$28,259	$69,464

Loan and lease demand also affects the Company’s liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen: Loan and Lease Maturities (Gross Loans and Leases)

December 31, 2011
	One year	One year through	Over
(dollars in thousands)	or less	five years	five years	Total
Commercial	$20,116	$20,981	$1,011	$42,108
Real estate	26,468	102,362	112,844	241,674
Agriculture	411	1,442	2,730	4,583
Consumer	935	7,060	2,989	10,984
Leases	207	1,518	—	1,725
Total	$48,137	$133,363	$119,574	$301,074

Loans and leases shown above with maturities greater than one year include $188,120,000 of floating interest rate loans and $64,817,000 of fixed rate loans and leases.

The carrying amount, maturity distribution and weighted average yield of the Company’s investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Yields may not represent actual future income to be recorded. Timing of principal prepayments on mortgage-backed securities may increase or decrease depending on market factors and the homeowners’ ability to make unscheduled principal payments. Fast prepayments on bonds that were purchased with a premium will result in a lower yield and slower prepayments on premium bonds will result in a higher yield, the opposite would be true for bonds purchased at a discount. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2011, 2010 and 2009 was $3,093,000, $3,486,000 and $3,922,000, respectively.

Table Fifteen: Securities Maturities and Weighted Average Yields

December 31,
(Taxable Equivalent Basis)
	2011		2010		2009
(dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Available-for-sale securities:
State and political subdivisions
Maturing within 1 year	$833	5.69%	$499	5.24%	$3,749	4.40%
Maturing after 1 year but within 5 years	2,675	6.08%	5,782	6.07%	7,397	6.10%
Maturing after 5 years but within 10 years	10,139	5.93%	5,511	5.78%	4,473	6.21%
Maturing after 10 years	15,541	5.26%	4,000	5.47%	4,968	5.77%
Mortgage-backed securities	179,454	2.54%	138,644	2.84%	76,009	3.50%
Other
Non-maturing	69	0.00%	79	0.00%	86	0.00%
Total investment securities	$208,711	2.45%	$154,515	3.14%	$96,682	3.97%

Held-to-maturity securities:
Mortgage-backed securities	$4,010	4.50%	$6,149	4.49%	$12,331	4.48%
Total investment securities	$4,010	4.50%	$6,149	4.49%	$12,331	4.48%

The carrying values of available-for-sale securities include net unrealized gains of $5,930,000, $2,848,000 and $377,000 at December 31, 2011, 2010 and 2009, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses; however, the net unrecognized gains at December 31, 2011, 2010 and 2009 were $221,000, $323,000 and $558,000, respectively.

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

As of December 31, 2011, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. At origination, real estate commitments are generally secured by property with a loan-to-value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates.

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheets. The following financial instruments represent off-balance-sheet credit:

	December 31,
	2011	2010

Commitments to extend credit (dollars in thousands):

Revolving lines of credit secured by 1-4 family residences	$4,642	$5,964
Commercial real estate, construction and land development commitments secured by real estate	10,129	12,746
Other unused commitments, principally commercial loans	21,708	23,738
	$36,479	$42,448

Letters of credit	$10,086	$10,033

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

Contractual Obligations

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2011. Included in the table are amounts payable under the Company’s Deferred Compensation Plan, Deferred Fees Plan and salary continuation agreements listed in the “Other Long-Term Liabilities…” category. At December 31, 2011, these amounts represented $3,310,000 most of which is anticipated to be primarily payable at least five years in the future.

Table Sixteen: Contractual Obligations

(dollars in thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$14,000	$—	$10,000	$4,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	4,483	850	1,630	1,378	625
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	3,310	95	129	125	2,961
Total	$21,793	$945	$11,759	$5,503	$3,586

Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) amended existing guidance relating to goodwill impairment testing. This guidance requires that if the carrying amount of a reporting unit is zero or negative, a qualitative assessment be performed to determine if it is more likely than not that goodwill is impaired. Step 2 of the impairment test shall be performed if it is determined that it is more likely than not that goodwill is impaired. The amendments in this guidance were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The effect of adopting this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as this presentation will no longer be included as part of the consolidated statement of shareholders’ equity.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

American River Bankshares

Rancho Cordova, California

We have audited the accompanying consolidated balance sheet of American River Bankshares and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American River Bankshares and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California

March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

American River Bankshares

Rancho Cordova, California

We have audited the accompanying consolidated balance sheet of American River Bankshares and subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American River Bankshares and subsidiaries as of December 31, 2010, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California

March 3, 2011

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010

ASSETS

Cash and due from banks	$23,768	$31,871
Interest-bearing deposits in banks	1,250	2,248
Investment securities (Note 5):
Available-for-sale, at fair value	208,711	154,515
Held-to-maturity, at amortized cost	4,010	6,149
Loans and leases, less allowance for loan and lease losses of $7,041 in 2011 and $7,585 in 2010 (Notes 6, 7, 12 and 17)	293,731	338,533
Premises and equipment, net (Note 8)	2,355	2,026
Federal Home Loan Bank of San Francisco stock	3,093	3,486
Other real estate owned, net	8,190	2,696
Goodwill (Note 4)	16,321	16,321
Intangible assets (Note 4)	183	402
Accrued interest receivable and other assets (Notes 11 and 16)	19,906	20,693

	$581,518	$578,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$133,440	$126,636
Interest-bearing (Note 9)	328,845	338,486

Total deposits	462,285	465,122

Short-term borrowings (Note 10)	5,000	7,000
Long-term borrowings (Note 10)	14,000	10,000
Accrued interest payable and other liabilities (Note 16)	6,134	7,274

Total liabilities	487,419	489,396

Commitments and contingencies (Note 12)

Shareholders’ equity (Notes 13 and 14):
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding – 9,890,909 shares in 2011 and 9,874,867 shares in 2010	72,016	71,814
Retained earnings	18,525	16,021
Accumulated other comprehensive income, net of taxes (Notes 5 and 18)	3,558	1,709

Total shareholders’ equity	94,099	89,544

	$581,518	$578,940

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010	2009

Interest income:
Interest and fees on loans and leases	$19,235	$22,227	$25,378
Interest on deposits in banks	20	5	59
Interest and dividends on investment securities:
Taxable	4,224	2,840	2,763
Exempt from Federal income taxes	720	634	917
Dividends			5

Total interest income	24,199	25,706	29,122

Interest expense:
Interest on deposits (Note 9)	2,238	2,952	4,003
Interest on borrowings	370	498	1,087

Total interest expense	2,608	3,450	5,090

Net interest income	21,591	22,256	24,032

Provision for loan and lease losses (Note 7)	3,625	7,365	8,530

Net interest income after provision for loan and lease losses	17,966	14,891	15,502

Noninterest income:
Service charges	761	866	1,018
Gain on sale and call of investment securities (Note 5)	353	7	270
Other income (Note 15)	994	931	981

Total noninterest income	2,108	1,804	2,269

Noninterest expense:
Salaries and employee benefits (Notes 6 and 16)	8,465	7,876	7,279
Regulatory assessments	931	1,423	770
Occupancy (Notes 8, 12 and 17)	1,140	1,271	1,389
Other real estate expense	1,288	1,210	1,441
Furniture and equipment (Notes 8 and 12)	719	720	759
Other expense (Notes 4 and 15)	3,758	3,970	4,173

Total noninterest expense	16,301	16,470	15,811

Income before provision for income taxes	3,773	225	1,960

Provision for (benefit from) income taxes (Note 11)	1,269	(251)	374

Net income	$2,504	$476	$1,586

Basic earnings per share (Note 13)	$0.25	$0.05	$0.26

Diluted earnings per share (Note 13)	$0.25	$0.05	$0.26

Cash dividends per share of issued and outstanding common stock	$—	$—	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

				Accumulated
				Other	Total	Total
				Comprehensive	Share-	Compre-
	Common Stock		Retained	Income	holders’	hensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2009	5,792,283	$47,433	$15,617	$397	$63,447

Comprehensive income (Note 18):
Net income			1,586		1,586	$1,586
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(175)	(175)	(175)

Total comprehensive income						$1,411

Cash dividend ($0.29 per share) (Note 14)			(1,658)		(1,658)
Issuance of new shares, net of issuance costs ($6.25 per share)	4,048,000	23,901			23,901
Stock options exercised	5,250	34			34
Stock option compensation expense		210			210

Balance, December 31, 2009	9,845,533	71,578	15,545	222	87,345

Comprehensive income (Note 18):
Net income			476		476	$476
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,487	1,487	1,487

Total comprehensive income						$1,963

Net restricted stock award activity and related compensation expense	29,334	47			47
Stock option compensation expense		189			189

Balance, December 31, 2010	9,874,867	71,814	16,021	1,709	89,544

Comprehensive income (Note 18):
Net income			2,504		2,504	$2,504
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)				1,849	1,849	1,849

Total comprehensive income						$4,353

Net restricted stock award activity and related compensation expense	16,042	86			86
Stock option compensation expense		116			116

Balance, December 31, 2011	9,890,909	$72,016	$18,525	$3,558	$94,099

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009

Cash flows from operating activities:
Net income	$2,504	$476	$1,586
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,625	7,365	8,530
(Decrease) increase in deferred loan and lease origination fees, net	(125)	(173)	29
Depreciation and amortization	739	785	832
Amortization of investment security premiums and discounts, net	2,484	2,689	399
Provision for accounts receivable servicing receivable allowance for losses		(4)	171
Gain on sale and call of investment securities	(353)	(7)	(270)
Increase in cash surrender value of life insurance policies	(273)	(277)	(246)
Provision for deferred income taxes	(438)	(327)	(957)
Stock-based compensation expense	202	236	210
Tax benefit from exercise of stock options			(12)
Loss on sale/write-down of other real estate owned	1,319	908	1,106
Increase (decrease) in accrued interest receivable and other assets	265	3,991	(6,705)
(Decrease) increase in accrued interest payable and other liabilities	(1,140)	1,456	1,228

Net cash provided by operating activities	8,809	17,118	5,901

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	9,706	9,032	9,995
Proceeds from called available-for-sale investment securities	1,365	670	1,080
Proceeds from matured available-for-sale investment securities	430	3,365	2,954
Purchases of available-for-sale investment securities	(93,208)	(90,443)	(61,448)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	28,445	19,204	13,517
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	2,156	6,310	12,163
Net decrease (increase) in interest-bearing deposits in banks	998	(2,248)	4,248
Net decrease in loans and leases	32,784	26,307	23,238
Net decrease in accounts receivable servicing receivables		40	1,029
Proceeds from sale of other real estate owned	1,705	3,195	2,808
Purchases of equipment	(849)	(475)	(548)
Capitalized additions to other real estate owned			(26)
Net decrease in FHLB stock	393	436
Net cash (used in) provided by investing activities	(16,075)	(24,607)	9,010

(Continued)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$9,678	$18,554	$32,249
Net (decrease) increase in time deposits	(12,515)	(23,187)	445
Increase (decrease) in long-term borrowings	4,000	(7,000)	3,000
Decrease in short-term borrowings	(2,000)	(7,500)	(28,731)
Exercise of stock options			22
Tax benefit from exercise of stock options			12
Payment of cash dividends			(2,486)
Net proceeds from stock issuance			23,901

Net cash (used in) provided by financing activities	(837)	(19,133)	28,412

(Decrease) increase in cash and cash equivalents	(8,103)	(26,622)	43,323

Cash and cash equivalents at beginning of year	31,871	58,493	15,170

Cash and cash equivalents at end of year	$23,768	$31,871	$58,493

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$2,650	$3,526	$5,208
Income taxes	$1,250	$190	$2,452

Non-cash investing activities:
Real estate acquired through foreclosure	$9,489	$4,274	$4,793

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

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

The Bank was participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program was in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Although coverage under the Transaction Account Guarantee Program expired December 31, 2010, the FDIC adopted a final rule amending its deposit insurance regulations on November 15, 2010 to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing for unlimited deposit insurance for noninterest-bearing transaction accounts for two years starting December 31, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2011. Reclassifications had no affect on prior year net income or shareholders’ equity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The allowance for loan and lease losses, deferred tax assets and fair values of financial instruments are particularly subject to change.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers during the years ended December 31, 2011 and 2010. As of December 31, 2011 and 2010, the Company did not have any trading securities.

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

Loan Sales and Servicing

Included in the loan and lease portfolio are Small Business Administration (SBA) loans and Farm Service Agency guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date. There were no sales of loans subject to these recourse provisions at December 31, 2011, 2010 and 2009. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or fair value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2011 and 2010.

SBA and Farm Service Agency loans with unpaid balances of $390,000 and $449,000 were being serviced for others as of December 31, 2011 and 2010, respectively. The Company also serviced loans that are participated with other financial institutions totaling $5,873,000 and $6,673,000 as of December 31, 2011 and 2010, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2011 and 2010.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of probable credit losses inherent in the Company’s credit portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is typically recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired credits and general reserves for inherent losses related to credits that are not impaired.

For all segments of the portfolio, a loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Impaired loans are individually evaluated to determine the extent of impairment, if any, except for smaller-balance loans that are collectively evaluated for credit risk. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the credit’s original interest rate, except that as a practical expedient, it may measure impairment based on a credit’s observable market price, or the fair value of the collateral if the credit is collateral dependent. A loan or lease is collateral dependent if the repayment of the credit is expected to be provided by the sale or operation of the underlying collateral.

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Company grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans or leases that are reported as TDRs are evaluated for impairment and, if impaired, measured for impairment as described above.

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

The Company determines a separate allowance for each portfolio segment. These portfolio segments include commercial, real estate construction (including land and development loans), residential real estate, multi-family real estate, commercial real estate, leases, agriculture and consumer loans. The allowance for loan and lease losses attributable to each portfolio segment, which includes both impaired credits and credits that are not impaired, is combined to determine the Company’s overall allowance, which is included as a component of loans and leases on the consolidated balance sheet and available for all loss exposures.

The Company assigns a risk rating to all loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual credit. The risk ratings can be grouped into six major categories, defined as follows:

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

Substandard – A substandard credit is a loan or lease that is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Credits classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include inadequate cash flow or collateral support, a project’s lack of marketability, failure to complete construction on time or a project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

Real estate construction – These loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

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

Allowance for Loan and Lease Losses (Continued)

Commercial – Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

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

Agricultural – Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Consumer – The consumer loan portfolio is comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases, but business loans granted for the purchase of heavy equipment or industrial vehicles may also be included. Also included in the consumer loan portfolio are home equity lines of credit. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulators, the FDIC and the California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

Other Real Estate Owned

Other real estate owned includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate may be maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. During 2011, the Company received $1,705,000 in net proceeds from the sale of other real estate owned with net losses of $24,000 recognized on the sale. During 2010, the Company received $3,195,000 in net proceeds from the sale of other real estate owned with net losses of $103,000 recognized on the sale. The recorded investment in other real estate owned totaled $8,246,000 and $2,796,000 at December 31, 2011 and 2010, respectively, and had related valuation allowances of $56,000 and $100,000, respectively.

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

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually.

Intangible assets are comprised of core deposit intangibles which represent the estimated fair value of the long-term deposit relationships that were assumed when the Company acquired Bank of Amador in December 2004. Core deposit intangibles are amortized over a period that approximates the expected run-off of the deposit base, which, in this case, is eight years. Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible assets or the remaining amortization period.

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

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company’s analysis of available evidence, the Company determined that it is “more likely than not” that all of the deferred income tax assets as of December 31, 2011 and 2010 will be fully realized and therefore no valuation allowance was recorded.

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

Earnings Per Share

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock that shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options and restricted stock in computing diluted EPS. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the consolidated financial statements. There were no stock splits or stock dividends in 2011, 2010 or 2009.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2011, the Company has two stock-based compensation plans, which are described more fully in Note 13. Compensation expense, net of related tax benefits, recorded in 2011, 2010 and 2009 totaled $180,000, $204,000 and $155,000, or $0.02, $0.02 and $0.03 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton based option valuation model that uses the assumptions noted in the following table. Because Black-Scholes-Merton based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate the dividend yield, option life and forfeiture rate within the valuation model. The expected option life represents the period of time that options granted are expected to be outstanding. The risk-free rate for the period representing the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2009

Dividend yield	6.74%
Expected volatility	24.6%
Risk-free interest rate	2.18%
Expected option life in years	7
Weighted average fair value of options granted during the year	$0.69

There were no options granted in 2011 or 2010 under either stock-based compensation plans.

Restricted stock awards are grants of shares of the Company’s common stock that are subject to forfeiture until specific conditions or goals are met. Conditions may be based on continuing employment or service and/or achieving specified performance goals. During the period of restriction, Plan participants holding restricted share awards have voting and cash dividend rights. The restrictions lapse in accordance with a schedule or with other conditions determined by the Board of Directors as reflected in each award agreement. Upon the vesting of each restricted stock award, the Company issues the associated common shares from its inventory of authorized common shares. All outstanding awards under the Plan immediately vest in the event of a change of control of the Company. The shares associated with any awards that fail to vest become available for re-issuance under the Plan.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The following is a summary of stock-based compensation information as of or for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(Dollars in thousands)

Total intrinsic value of options exercised	$—	$—	$28

Aggregate cash received for option exercises	$—	$—	$22
Total fair value of options vested	$178	$248	$298
Total compensation cost, options and restricted stock	$202	$236	$210
Tax benefit recognized	$22	$32	$55
Net compensation cost, options and restricted stock	$180	$204	$155
Total compensation cost for nonvested option awards not yet recognized	$62	$216	$377
Weighted average years for compensation cost for nonvested options to be recognized	.8	1.1	1.5
Total compensation cost for restricted stock not yet recognized	$151	$158
Weighted average years for compensation cost for restricted stock to be recognized	1.6	1.7

There were no restricted stock awards in 2009.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Adoption of New Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) amended existing guidance relating to goodwill impairment testing. This guidance requires that if the carrying amount of a reporting unit is zero or negative, a qualitative assessment be performed to determine if it is more likely than not that goodwill is impaired. Step 2 of the impairment test shall be performed if it is determined that it is more likely than not that goodwill is impaired. The amendments in this guidance were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The effect of adopting this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards (Continued)

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company, as this presentation will no longer be included as part of the consolidated statement of shareholders’ equity.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if financial statements for the most recent annual or interim period have not yet been issued. The Company did not early adopt this guidance and is currently evaluating the impact of this amendment on the consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$23,768	$23,768	$31,871	$31,871
Interest-bearing deposits in banks	1,250	1,254	2,248	2,248
Investment securities	212,721	212,942	160,664	160,987
Loans and leases, net	293,731	290,505	338,533	332,964
FHLB stock	3,093	3,093	3,486	3,486
Accrued interest receivable	1,952	1,952	1,876	1,876

Financial liabilities:
Deposits	$462,285	$463,218	$465,122	$465,985
Short-term borrowings	5,000	5,000	7,000	7,000
Long-term borrowings	14,000	14,326	10,000	10,523
Accrued interest payable	226	226	268	268

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2011 and 2010:

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

FHLB stock: It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

Commitments to extend credit: The fair value of commitments are based on fees currently charged to enter into similar agreements, net of origination fees. These fees were not material at December 31, 2011 and 2010.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2011 and 2010. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

(dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Residential mortgage-backed securities	$179,454		$179,454
Obligations of states and political subdivisions	29,188		29,188
Corporate stock	69	$9	60

Total recurring	$208,711	$9	$208,702	$—	$—

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

(dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,828			$1,828	$(181)
Real estate:
Commercial	7,982			7,982	(489)
Construction	2,083			2,083	(422)
Other:
Agriculture	597			597	(330)
Consumer	585			565	(66)
Other real estate owned	8,190			8,190	(1,002)

Total nonrecurring	$21,245	$—	$—	$21,245	$(2,490)

(dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Residential mortgage-backed securities	$138,644		$138,644
Obligations of states and political subdivisions	15,792		15,792
Corporate stock	79	$75	4

Total recurring	$154,515	$75	$154,440	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$3,870			$3,870	$(14)
Real estate:
Commercial	6,388			6,388	(270)
Construction	2,298			2,298	(952)
Residential	1,085			1,085	(162)
Other:
Agriculture	129			129
Other real estate owned	2,696			2,696	(908)

Total nonrecurring	$16,466	$—	$—	$16,466	$(2,306)

There were no significant transfers between Levels 1 and 2 during the years ended December 31, 2011 and 2010.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Impaired loans with an unpaid principal balance of $31,744,000 were written down to $30,085,000 at December 31, 2011, resulting in an impairment charge of $1,659,000, which was included in earnings for the period. Impaired loans with a carrying value of $30,711,000 at December 31, 2010 were written down to $28,957,000, resulting in an impairment charge of $1,754,000, which was included in earnings for the period.

Other real estate owned of $9,168,000 was written down to $8,190,000 at December 31, 2011, resulting in an impairment charge of $978,000, which was included in earnings for the period. Other real estate owned with a carrying value of $3,604,000 at December 31, 2010 was written down to $2,696,000, resulting in an impairment charge of $908,000, which was included in earnings for the period.

There were no material changes in the valuation techniques used during 2011. The following methods were used to estimate the fair value of each class of financial instrument above:

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

Impaired loans – The fair value of collateral dependent impaired loans adjusted for specific allocations of the allowance for loan losses is generally based on recent real estate appraisals and/or evaluations. These appraisals and/or evaluations may utilize a single valuation approach or a combination of approaches including comparable sales, cost and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income and other available data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other real estate owned – Certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals and/or evaluations. These appraisals and/or evaluations may use a single valuation approach or a combination of approaches including comparable sales, cost and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income and other available data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2011 and 2010, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment and was most recently evaluated in December 2011 under the provisions of the codification Topic 350, Goodwill and Other Intangibles. Management determined that no impairment recognition was required for the years ended December 31, 2011, 2010 and 2009.

Other intangible assets are comprised of core deposit intangibles totaling $183,000 and $402,000 at December 31, 2011 and 2010, respectively. Amortization of the intangible assets included in other expense totaled $219,000, $242,000 and $263,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The entire remaining balance of $183,000 will be amortized over the next year.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2011 and 2010 consisted of the following (dollars in thousands):

Available-for-Sale

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$175,038	$4,570	$(154)	$179,454
Obligations of states and political subdivisions	27,678	1,510		29,188
Equity securities:
Corporate stock	65	4		69

	$202,781	$6,084	$(154)	$208,711

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$135,915	$3,156	$(427)	$138,644
Obligations of states and political subdivisions	15,675	242	(125)	15,792
Equity securities:
Corporate stock	77	8	(6)	79

	$151,667	$3,406	$(558)	$154,515

Net unrealized gains on available-for-sale investment securities totaling $5,930,000 were recorded, net of $2,372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2011. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2011 totaled $11,071,000 and $353,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2011.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Held-to-Maturity
2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$4,010	$221	$—	$4,231

2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$6,149	$323	$—	$6,472

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2011, 2010 and 2009.

The amortized cost and estimated fair value of investment securities at December 31, 2011 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$826	$833
After one year through five years	2,648	2,675
After five years through ten years	9,602	10,139
After ten years	14,602	15,541

	27,678	29,188

Investment securities not due at a single maturity date:
Mortgage-backed securities	175,038	179,454	$4,010	$4,231
Corporate stock	65	69

	$202,781	$208,711	$4,010	$4,231

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $46,518,000 and $47,729,000 and estimated fair values totaling $48,709,000 and $49,839,000 were pledged to secure State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2011 and 2010, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2011 and 2010 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

2011

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$23,749	$(154)	$—	$—	$23,749	$(154)

	2010

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$29,535	$(427)			$29,535	$(427)
Obligations of states and political sub-divisions	5,169	(125)			5,169	(125)
Corporate stock	5	(2)	$5	$(4)	10	(6)

	$34,709	$(554)	$5	$(4)	$34,714	$(558)

At December 31, 2011, the Company held 189 securities of which 11 were in a loss position for less than twelve months and none were in a loss position for twelve months or more. All 11 securities are mortgage-backed securities.

The unrealized loss on the Company’s investments in mortgage-backed securities is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, management does not consider these investments to be other-than-temporarily impaired.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,

	2011	2010

Real estate – commercial	$204,043	$216,076
Real estate – construction	10,356	15,971
Real estate – multi-family	7,580	6,968
Real estate – residential	19,695	26,099
Commercial	42,108	58,261
Lease financing receivable	1,725	2,766
Agriculture	4,583	7,202
Consumer	10,984	13,202

	301,074	346,545

Deferred loan and lease origination fees, net	(302)	(427)
Allowance for loan and lease losses	(7,041)	(7,585)

	$293,731	$338,533

Certain loans are pledged as collateral for available borrowings with the FHLB and the Federal Reserve Bank of San Francisco (the “FRB”). Pledged loans totaled $181,034,000 and $201,749,000 at December 31, 2011 and 2010, respectively (see Note 10).

The components of the Company’s lease financing receivable are summarized as follows (dollars in thousands):

	December 31,

	2011	2010

Future lease payments receivable	$1,731	$2,908
Residual interests	122	104
Unearned income	(128)	(246)

Net lease financing receivable	$1,725	$2,766

Future lease payments receivable are as follows (dollars in thousands):

Year Ending
December 31,

2012	$804
2013	548
2014	226
2015	148
2016	5

Total lease payments receivable	$1,731

Salaries and employee benefits totaling $371,000, $453,000 and $674,000 have been deferred as loan and lease origination costs for the years ended December 31, 2011, 2010 and 2009, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

	Year Ended December 31,

	2011	2010	2009

Balance, beginning of year	$7,585	$7,909	$5,918
Provision charged to operations	3,625	7,365	8,530
Losses charged to allowance	(4,698)	(7,821)	(6,588)
Recoveries	529	132	49

Balance, end of year	$7,041	$7,585	$7,909

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show the activity in the allowance for loan and lease losses for the year ended December 31, 2011 and the allocation of the allowance for loan and lease losses as of December 31, 2011 and 2010 by portfolio segment and by impairment methodology (dollars in thousands):

	December 31, 2011

		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585
Provision for loan losses	(488)	2,341	203	327	593	72	35	327	215	3,625
Loans charged-off	(713)	(2,005)	(120)	(835)	(565)		(240)	(220)		(4,698)
Recoveries	163	105					241	20		529

Ending balance allocated to portfolio segments	$1,536	$3,156	$198	$582	$609	$79	$167	$348	$366	$7,041

Ending balance:
Individually evaluated for impairment	$538	$707	$5	$147	$118	$—	$89	$76	$—	$1,680

Ending balance:
Collectively evaluated for impairment	$998	$2,449	$193	$435	$491	$79	$78	$272	$366	$5,361

Loans

Ending balance	$42,108	$204,043	$7,580	$10,356	$19,695	$1,725	$4,583	$10,984	$—	$301,074

Ending balance:
Individually evaluated for impairment	$5,123	$18,227	$1,204	$2,083	$2,116	$17	$597	$718	$—	$30,085

Ending balance:
Collectively evaluated for impairment	$36,985	$185,816	$6,376	$8,273	$17,579	$1,708	$3,986	$10,266	$—	$270,989

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2010

		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Ending balance allocated to portfolio segments	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585

Ending balance:
Individually evaluated for impairment	$274	$1,160	$22	$—	$152	$—	$—	$11	$—	$1,619

Ending balance:
Collectively evaluated for impairment	$2,300	$1,555	$93	$1,090	$429	$7	$131	$210	$151	$5,966

Loans

Ending balance	$58,261	$216,076	$6,968	$15,971	$26,099	$2,766	$7,202	$13,202	$—	$346,545

Ending balance:
Individually evaluated for impairment	$8,257	$21,186	$2,596	$4,695	$2,676	$—	$129	$698	$—	$40,237

Ending balance:
Collectively evaluated for impairment	$50,004	$194,890	$4,372	$11,276	$23,423	$2,766	$7,073	$12,504	$—	$306,308

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show the loan portfolio allocated by management’s internal risk ratings as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011

	Credit Risk Profile by Internally Assigned Grade

		Real Estate				Other Credit Exposure

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer

Grade:
Pass	$33,856	$164,117	$5,669	$6,462	$16,215	$1,708	$3,416	$9,684
Watch	1,540	20,673	1,204	984	1,163		570	237
Special mention	2,173	7,187	449	827	1,372			264
Substandard	3,794	11,939	258	2,083	945	17	597	799
Doubtful	745	128

Total	$42,108	$204,043	$7,580	$10,356	$19,695	$1,725	$4,583	$10,984

	December 31, 2010

	Credit Risk Profile by Internally Assigned Grade

		Real Estate				Other Credit Exposure

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer

Grade:
Pass	$39,335	$175,319	$4,371	$7,884	$21,928	$2,740	$6,484	$12,277
Watch	3,515	11,021	1,214	1,632			589	514
Special mention	4,228	11,713		1,178	953			178
Substandard	11,012	18,023	1,383	5,277	3,218	26	129	217
Doubtful	171							16

Total	$58,261	$216,076	$6,968	$15,971	$26,099	$2,766	$7,202	$13,202

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011
			Past				Past Due
			Due				Greater
	30-59 Days	60-89 Days	Greater Than	Total			Than 90 Days
	Past Due	Past Due	90 Days	Past Due	Current	Total Loans	and Accruing	Nonaccrual

Commercial:
Commercial	$60	$277	$2,472	$2,809	$39,299	$42,108		$2,775

Real estate:
Commercial	2,318	1,527	5,271	9,116	194,927	204,043		7,469
Multi-family			257	257	7,323	7,580		257
Construction		244	1,967	2,211	8,145	10,356		2,083
Residential					19,695	19,695

Other:
Leases			17	17	1,708	1,725		17
Agriculture			597	597	3,986	4,583		597
Consumer	188	411	139	738	10,246	10,984		225

Total	$2,566	$2,459	$10,721	$15,746	$285,328	$301,074	$—	$13,423

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2010
							Past Due
			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total			90 Days
	Past Due	Past Due	90 Days	Past Due	Current	Total Loans	and Accruing	Nonaccrual

Commercial:
Commercial	$219	$19	$3,346	$3,584	$54,677	$58,261		$3,491

Real estate:
Commercial	1,207	3,140	10,101	14,448	201,628	216,076		10,975
Multi-family			1,383	1,383	5,585	6,968		1,383
Construction		1,835	2,859	4,694	11,277	15,971		4,694
Residential	795	366	1,149	2,310	23,789	26,099		1,554

Other:
Leases			28	28	2,738	2,766		28
Agriculture			129	129	7,073	7,202		129
Consumer	123	8	221	352	12,850	13,202		317

Total	$2,344	$5,368	$19,216	$26,928	$319,617	$346,545	$—	$22,571

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show information related to impaired loans as of and for the years ended December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$3,069	$3,089		$3,880	$166
Real estate:
Commercial	4,723	6,428		4,830	185
Multi-family	17	17		19	2
Residential	180	180		182	12
Other:
Leases	17	17		21	1
Consumer	133	133		142	10

	$8,139	$9,864	$—	$9,074	$376

With an allowance recorded:
Commercial	$2,054	$3,705	$538	$2,404	$37
Real estate:
Commercial	13,504	13,853	707	13,898	609
Multi-family	1,187	1,280	5	1,200	42
Construction	2,083	2,402	147	2,222	19
Residential	1,936	1,936	118	1,973	93
Other:
Agriculture	597	597	89	598	3
Consumer	585	585	76	587	31

	$21,946	$24,358	$1,680	$22,882	$834

Total:
Commercial	$5,123	$6,794	$538	$6,284	$203
Real estate:
Commercial	18,227	20,281	707	18,728	794
Multi-family	1,204	1,297	5	1,219	44
Construction	2,083	2,402	147	2,222	19
Residential	2,116	2,116	118	2,155	105
Other:
Leases	17	17		21	1
Agriculture	597	597	89	598	3
Consumer	718	718	76	729	41

	$30,085	$34,222	$1,680	$31,956	$1,210

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$5,026	$5,418		$5,042	$137
Real estate:
Commercial	9,066	12,149		14,013	424
Multi-family	1,382	2,382		1,383	70
Construction	4,695	7,064		6,545	43
Residential	1,663	1,835		1,593	50
Other:
Agriculture	129	322		206	4
Consumer	207	207		317	16

	$22,168	$29,377	$—	$29,099	$744

With an allowance recorded:
Commercial	$3,231	$3,231	$274	$3,452	$196
Real estate:
Commercial	12,120	12,584	1,160	9,369	456
Multi-family	1,214	1,214	22	1,321	44
Residential	1,013	1,013	152	861	51
Other:
Consumer	491	491	11	492	24

	$18,069	$18,533	$1,619	$15,495	$771

Total:
Commercial	$8,257	$8,649	$274	$8,494	$333
Real estate:
Commercial	21,186	24,733	1,160	23,382	880
Multi-family	2,596	3,596	22	2,704	114
Construction	4,695	7,064		6,545	43
Residential	2,676	2,848	152	2,454	101
Other:
Agriculture	129	322		206	4
Consumer	698	698	11	809	40

	$40,237	$47,910	$1,619	$44,594	$1,515

The recorded investment in loans and leases that were considered to be impaired totaled $30,085,000 at December 31, 2011 and had a related valuation allowance of $1,680,000. The average recorded investment in impaired loans and leases during 2011 was approximately $31,956,000.

The recorded investment in loans and leases that were considered to be impaired totaled $40,237,000 at December 31, 2010 and had a related valuation allowance of $1,619,000. The average recorded investment in impaired loans and leases during 2010 was approximately $44,594,000.

Non-accrual loans and leases totaled approximately $13,423,000 and $22,571,000 at December 31, 2011 and 2010, respectively. There were no loans and leases past due 90 days or more and still accruing interest at December 31, 2011 and 2010. Interest income on non-accrual loans is generally recognized on a cash basis and was approximately $440,000, $338,000 and $79,000 for the years ended December 31, 2011, 2010 and 2009. Interest foregone on non-accrual loans was approximately $1,706,000, $1,736,000 and $1,281,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Troubled Debt Restructurings

The Company has allocated $535,000 and $1,491,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010, respectively. The Company has not committed to lend additional amounts as of December 31, 2011 and 2010 to borrowers with outstanding loans that are classified as troubled debt restructurings.

During the period ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan at a stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 2 months to 5 years. Modifications involving an extension of the maturity date were for periods ranging from 1 year to 10 years.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2011:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Commercial	15	$2,165	$2,165
Real estate – commercial	13	10,917	10,341
Real estate – multi-family	2	1,319	1,319
Real estate – construction	1	355	255
Real estate – residential	4	1,665	1,621
Other – agriculture	2	1,012	1,012
Other – consumer	3	370	370

Total	40	$17,803	$17,083

The troubled debt restructurings described above increased the allowance for loan and lease losses by $459,000 and resulted in charge offs of $620,000 during the year ended December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2011:

	Number	Recorded
	of Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Commercial	1	$35
Real estate – commercial	1	198
Other – agriculture	1	597

Total	3	$830

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Troubled Debt Restructurings (Continued)

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan and lease losses by $114,000 and resulted in charge offs of $87,000 during the year ended December 31, 2011.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,

	2011	2010

Land	$206	$206
Building and improvements	836	734
Furniture, fixtures and equipment	5,676	5,180
Leasehold improvements	1,725	1,567

	8,443	7,687

Less accumulated depreciation and amortization	(6,088)	(5,661)

	$2,355	$2,026

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $520,000, $543,000 and $569,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

9.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,

	2011	2010

Savings	$47,919	$45,537
Money market	139,244	137,636
NOW accounts	43,959	45,075
Time, $100,000 or more	69,464	78,147
Other time	28,259	32,091

	$328,845	$338,486

The Company held $29,000,000 in certificates of deposit for the State of California as of December 31, 2011 and 2010. This amount represents 6.3% of total deposit balances at December 31, 2011 and 6.2% at December 31, 2010.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INTEREST-BEARING DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending
December 31,

2012	$74,923
2013	4,184
2014	4,418
2015	2,337
2016	4,826
Thereafter	35

$97,723

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,

	2011	2010	2009

Savings	$183	$224	$229
Money market	1,000	1,268	1,304
NOW accounts	44	59	71
Time, $100,000 or more	601	806	1,481
Other time	410	595	918

	$2,238	$2,952	$4,003

10.	BORROWING ARRANGEMENTS

The Company has $17,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with two of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2011 and 2010.

In addition, the Company has a line of credit available with the FHLB which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $19,000,000 were outstanding from the FHLB at December 31, 2011, bearing fixed interest rates ranging from .67% to 2.08% and maturing between January 9, 2012 and July 20, 2016. Advances totaling $17,000,000 were outstanding from the FHLB at December 31, 2010, bearing fixed interest rates ranging from 1.85% to 3.78% and maturing between March 2, 2011 and January 13, 2014. Amounts available under the borrowing arrangement with the FHLB at December 31, 2011 and 2010 totaled $62,242,000 and $55,160,000, respectively.

In addition, the Company entered into a secured borrowing agreement with the FRB in 2008. The borrowing arrangement is secured by pledging selected loans (see Note 6) and investment securities (see Note 5). There were no advances outstanding as of December 31, 2011 and 2010. Amounts available under the borrowing arrangement with the FRB at December 31, 2011 and 2010 totaled $24,994,000 and $30,702,000, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	BORROWING ARRANGEMENTS (Continued)

The following table summarizes these borrowings (in thousands):

	December 31,

	2011		2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Short-term portion of borrowings	$5,000	2.08%	$7,000	2.40%
Long-term borrowings	14,000	1.80%	10,000	2.41%

	$19,000	1.88%	$17,000	2.40%

Payments over the next five years are as follows:

Year Ending
December 31,

2012	$5,000,000
2013	2,000,000
2014	8,000,000
2015	2,000,000
2016	2,000,000

$19,000,000

The Company has also been issued $10,000,000 in letters of credit by the FHLB, included in the amounts available from the FHLB previously discussed, which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2011 and management does not expect these lines to be drawn in the future.

11.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2011, 2010, and 2009 consisted of the following (dollars in thousands):

	Federal	State	Total

2011

Current	$1,340	$367	$1,707
Deferred	(352)	(86)	(438)

Provision for income taxes	$988	$281	$1,269

2010

Current	$2	$74	$76
Deferred	(140)	(187)	(327)

Benefit from income taxes	$(138)	$(113)	$(251)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

	Federal	State	Total

2009

Current	$824	$507	$1,331
Deferred	(540)	(417)	(957)

Provision for income taxes	$284	$90	$374

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,

	2011	2010

Deferred tax assets:
Allowance for loan and lease losses	$3,157	$3,401
Other real estate owned	891	703
Deferred compensation	1,962	1,747
Other	181	236
Premises and equipment	19

Total deferred tax assets	6,210	6,087

Deferred tax liabilities:
Core deposit intangible	(82)	(180)
Unrealized gains on available-for-sale investment securities	(2,441)	(1,139)
Investment mark to market		(17)
Future liability of state deferred tax assets	(355)	(459)
Deferred loan costs	(256)	(310)
Federal Home Loan Bank stock dividends	(211)	(238)
Premises and equipment		(15)

Total deferred tax liabilities	(3,345)	(2,358)

Net deferred tax assets	$2,865	$3,729

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax authorities with the exception of the California Franchise Tax Board audit of the Company’s net interest deduction for the tax years ended 2007, 2008 and 2009. The Company expects to finalize this audit during 2012. Furthermore, with few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2008 and by state and local taxing authorities for years before December 31, 2007. The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2011 were not significant.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34% in 2011, 2010 and 2009 to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,

	2011	2010	2009

Federal income tax statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.6%	(29.5)%	3.0%
Tax benefit of interest on obligations of states and political subdivisions	(6.6)%	(93.0)%	(15.2)%
Tax-exempt income from life insurance policies	(2.5)%	(42.0)%	(4.3)%
Equity compensation expense	0.7%	17.0%	1.3%
Other	0.4%	1.9%	0.3%

Effective tax rate	33.6%	(111.6)%	19.1%

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2021. Certain of the leases have five year renewal options. One of the branch facilities is leased from a current member of the Company’s Board of Directors (see Note 17).

Future minimum lease payments are as follows (dollars in thousands):

Year Ending
December 31,

2012	$850
2013	854
2014	776
2015	713
2016	665
Thereafter	625

$4,483

Rental expense included in occupancy, furniture and equipment expense totaled $832,000, $956,000 and $1,050,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,

	2011	2010

Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$4,642	$5,964
Commercial real estate, construction and land development commitments secured by real estate	10,129	12,746
Other unused commitments, principally commercial loans	21,708	23,738

	$36,479	$42,448

Standby letters of credit	$10,086	$10,033

At inception, real estate commitments are generally secured by property with a loan to value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, equipment and deeds of trust on residential real estate and income-producing commercial properties.

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

In management’s judgment, a concentration exists in real estate-related loans which represented approximately 80% and 76% of the Company’s loan portfolio at December 31, 2011 and 2010, respectively. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company did not have any uninsured deposits at December 31, 2011.

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

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

		Weighted
		Average
		Number of
	Net	Shares	Per-Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2011

Basic earnings per share	$2,504	9,852	$0.25

Effect of dilutive stock-based compensation		6

Diluted earnings per share	$2,504	9,858	$0.25

December 31, 2010

Basic earnings per share	$476	9,846	$0.05

Effect of dilutive stock-based compensation		3

Diluted earnings per share	$476	9,849	$0.05

December 31, 2009

Basic earnings per share	$1,586	6,031	$0.26

Effect of dilutive stock-based compensation		7

Diluted earnings per share	$1,586	6,038	$0.26

Stock options for 358,198 shares, 379,571 shares and 381,021 shares of common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009, respectively, because they were antidilutive.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation

In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 358,198 options remain outstanding at December 31, 2011. On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. The total number of authorized shares that are available for issuance under the 2010 Plan is 1,463,531. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. The 2010 Plan and the 2000 Plan (collectively the “Plans”), under which equity incentives may be granted to employees and directors under incentive and nonstatutory agreements, require that the option price may not be less than the fair value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration; however, no new options will be awarded under the 2000 Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of an option.

A summary of the outstanding and vested stock option activity for the year ended December 31, 2011 is as follows:

	Outstanding		Nonvested
		Weighted
		Average		Weighted
		Exercise		Average
		Price		Fair Value
	Shares	Per Share	Shares	Per Share

Balance, January 1, 2011	379,571	$17.18	119,795	$2.73

Options vested			(32,928)	$5.05
Options expired or canceled	(21,373)	$16.04	(21,373)	$3.60

Balance, December 31, 2011	358,198	$17.25	65,494	$2.08

A summary of options as of December 31, 2011 is as follows:

Weighted average exercise price of nonvested stock options	$13.43
Aggregate intrinsic value of nonvested stock options	$—
Weighted average remaining contractual term in years of nonvested stock options	6.49

Number of vested stock options	292,704
Number of options expected to vest	52,395
Weighted average exercise price per share	$18.10
Aggregate intrinsic value	$—
Weighted average remaining contractual term in years	3.98

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation (Continued)

	Number of	Weighted	Number of
	Options	Average	Options
	Outstanding	Remaining	Exercisable
	December 31,	Contractual	December 31,
Range of Exercise Prices	2011	Life	2011

$8.50 - $11.66	55,133	7.14 years	22,170
$11.67 - $12.37	33,562	1.22 years	33,562
$12.38 - $12.65	1,575	6.39 years	945
$12.66 - $16.18	927	1.39 years	927
$16.19 - $16.77	53,964	6.15 years	32,439
$16.78 - $18.10	48,399	2.31 years	48,399
$18.11 - $18.23	31,998	3.29 years	31,993
$18.24 - $24.07	132,640	4.49 years	122,269

	358,198		292,704

Restricted Stock

There were 18,902 shares of restricted stock awarded during the third quarter of 2011. Of the 18,902 restricted common shares, 13,335 will vest one year from the date of the award and 5,567 will vest 20% per year from the date of the award. The weighted average contractual term over which the restricted stock will vest is 1.56 years. There were 29,334 shares of restricted stock awarded during the third quarter of 2010. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant ($6.99 on July 21, 2010 and $5.25 on August 17, 2011). Of the 29,334 restricted common shares awarded in 2010, 13,298 vested on July 21, 2011, 2,860 were forfeited, and 13,176 will vest 20% per year. The intrinsic value of unvested restricted stock at December 31, 2011 was $146,000.

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2011	29,334	$6.99

Awarded	18,902	5.25
Vested	(13,298)	6.99
Cancelled	(2,860)	6.99

Nonvested at December 31, 2011	32,078	5.96

The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. New shares are issued upon vesting of the restricted common stock.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Common Stock Repurchase Program

On January 16, 2008, the Board of Directors of the Company authorized a stock repurchase program which allowed the repurchase of up to six and one half percent (6.5%) annually of the Company’s outstanding shares of common stock (adjusted for stock splits or stock dividends). On July 27, 2009, the Company announced that the Board of Directors was temporarily suspending the stock repurchase program.

On January 26, 2012, the Company terminated the existing stock repurchase program and approved and authorized a new stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorizes the repurchase during 2012 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 494,500 shares based on the 9,890,909 shares outstanding as of January 26, 2012. Any repurchases under the 2012 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2012 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2012 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2012 Program at any time without notice.

14.	REGULATORY MATTERS

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends.

In 2009, the Company declared cash dividends in the amount of $0.29 per common share. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. On July 24, 2009, the Board of Directors temporarily suspended the payment of cash dividends until such time as it is prudent to reestablish payment of cash dividends. As a result there were no cash dividends declared or paid in 2010 and 2011. The California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. In addition, subject to prior regulatory approval, any state banking association may request an exception to this restriction.

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

Management believes that the Company and ARB met all their capital adequacy requirements as of December 31, 2011 and 2010.

	December 31,

	2011		2010

	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Leverage Ratio

American River Bankshares and Subsidiaries	$74,037	13.1%	$71,112	12.6%
Minimum regulatory requirement	$22,624	4.0%	$22,663	4.0%

American River Bank	$69,489	12.3%	$66,371	11.8%
Minimum requirement for “Well-Capitalized” institution	$28,155	5.0%	$28,207	5.0%
Minimum regulatory requirement	$22,524	4.0%	$22,566	4.0%

Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$74,037	21.5%	$71,112	19.1%
Minimum regulatory requirement	$13,763	4.0%	$14,913	4.0%

American River Bank	$69,489	20.2%	$66,371	17.9%
Minimum requirement for “Well-Capitalized” institution	$20,634	6.0%	$22,239	6.0%
Minimum regulatory requirement	$13,756	4.0%	$14,826	4.0%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$78,372	22.8%	$75,809	20.3%
Minimum regulatory requirement	$27,743	8.0%	$30,058	8.0%

American River Bank	$73,822	21.5%	$71,041	19.2%
Minimum requirement for “Well-Capitalized” institution	$34,661	10.0%	$37,357	10.0%
Minimum regulatory requirement	$27,729	8.0%	$29,886	8.0%

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,

	2011	2010	2009

Merchant fee income	$467	$420	$437
Increase in cash surrender value of life insurance policies (Note 16)	272	277	246
Other	255	234	298

	$994	$931	$981

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,

	2011	2010	2009

Professional fees	$1,037	$1,191	$1,061
Outsourced item processing	427	414	369
Directors’ expense	327	371	390
Telephone and postage	330	336	375
Amortization of intangible assets	219	242	263
Stationery and supplies	183	208	205
Advertising and promotion	231	198	232
Other operating expenses	1,004	1,010	1,278

	$3,758	$3,970	$4,173

16.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participants’ contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company’s contributions totaled $172,000, $173,000 and $176,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants’ deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 6.0% at December 31, 2011. Deferred compensation, including interest earned, totaled $2,327,000 and $2,330,000 at December 31, 2011 and 2010, respectively. The expense recognized under this plan totaled $138,000, $150,000 and $116,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. As of December 31, 2011 and 2010, the Company had accrued $983,000 and $867,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement and is included in accrued interest payable and other liabilities on the consolidated balance sheet. The expense recognized under this plan totaled $166,000, $153,000 and $141,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

In connection with these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $11,292,000 and $11,019,000 at December 31, 2011 and 2010, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Tax-exempt income on these policies, net of expense, totaled approximately $272,000, $277,000 and $246,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2011 (dollars in thousands):

Balance, January 1, 2011	$3,976

Disbursements	58
Amounts repaid	(147)

Balance, December 31, 2011	$3,887

Undisbursed commitments to related parties, December 31, 2011	$6

The Company also leases one of its branch facilities from a current member of the Company’s Board of Directors. Rental payments to the Director totaled $100,000, $101,000 and $87,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2011, 2010 and 2009, the Company had other comprehensive income (loss) as follows (dollars in thousands):

		Tax
	Before	(Expense)	After
	Tax	Benefit	Tax

For the Year Ended December 31, 2011

Other comprehensive income:
Unrealized holding gain	$3,435	$(1,374)	$2,061
Less reclassification adjustment for realized gains included in net income	353	(141)	212

	$3,082	$(1,233)	$1,849

For the Year Ended December 31, 2010

Other comprehensive income:
Unrealized holding gain	$2,478	$(987)	$1,491
Less reclassification adjustment for realized gains included in net income	7	(3)	4

	$2,471	$(984)	$1,487

For the Year Ended December 31, 2009

Other comprehensive loss:
Unrealized holding loss	$(26)	$10	$(16)
Less reclassification adjustment for realized gains included in net income	270	(111)	159

	$(296)	$121	$(175)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010

ASSETS

Cash and due from banks	$5,152	$6,157
Investment in subsidiaries	89,552	84,803
Other assets	181	2,461

	$94,885	$93,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Other liabilities	$786	$3,877

Total liabilities	786	3,877

Shareholders’ equity:
Common stock	72,016	71,814
Retained earnings	18,525	16,021
Accumulated other comprehensive income, net of taxes	3,558	1,709

Total shareholders’ equity	94,099	89,544

	$94,885	$93,421

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009

Income:
Dividends declared by subsidiaries – eliminated in consolidation			$1,655
Management fee from subsidiaries – eliminated in consolidation	$2,840	$4,057	4,057
Other income	28	29	26

Total income	2,868	4,086	5,738

Expenses:
Salaries and employee benefits	2,396	3,125	2,696
Professional fees	253	360	404
Directors’ expense	260	308	325
Other expenses	538	645	684

Total expenses	3,447	4,438	4,109

(Loss) income before equity in undistributed income of subsidiaries	(579)	(352)	1,629

Equity in undistributed (distributed) income of subsidiaries	2,845	699	(49)

Income before income taxes	2,266	347	1,580

Income tax benefit	238	129	6

Net income	$2,504	$476	$1,586

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009

Cash flows from operating activities:
Net income	$2,504	$476	$1,586
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed (distributed) earnings of subsidiaries	(2,845)	(699)	49
Equity-based compensation expense	202	236	210
Decrease (increase) in other assets	2,067	(193)	(268)
(Decrease) increase in other liabilities	(3,091)	418	495

Net cash (used in) provided by operating activities	(1,163)	238	2,072

Cash flows from investing activities:
Purchase of equipment	(36)	(148)	(50)
Sale of equipment	194
Investment in subsidiary			(19,000)

Net cash provided by (used in) investing activities	158	(148)	(19,050)

Cash flows from financing activities:
Cash dividends paid			(2,486)
Exercise of stock options, including tax benefit			34
Net proceeds from stock issuance			23,901

Net cash provided by financing activities			21,449

Net (decrease) increase in cash and cash equivalents	(1,005)	90	4,471

Cash and cash equivalents at beginning of year	6,157	6,067	1,596

Cash and cash equivalents at end of year	$5,152	$6,157	$6,067

Selected Quarterly Information (Unaudited)

(In thousands, except per share and price range of common stock)

	March 31,	June 30,	September 30,	December 31,

2011

Interest income	$5,954	$6,367	$6,070	$5,808
Net interest income	5,229	5,689	5,430	5,243
Provision for loan and lease losses	1,375	1,700	550	—
Noninterest income	433	454	750	471
Noninterest expense	4,051	4,197	3,986	4,067
Income before taxes	236	246	1,644	1,647
Net income	206	221	1,049	1,028

Basic earnings per share	$.02	$.02	$.11	$.10
Diluted earnings per share	.02	.02	.11	.10
Cash dividends per share	—	—	—	—
Price range, common stock	$5.95-6.75	$6.00-6.89	$4.55-6.59	$4.55-5.00

2010

Interest income	$6,714	$6,473	$6,344	$6,175
Net interest income	5,772	5,582	5,506	5,396
Provision for loan and lease losses	1,641	2,011	2,025	1,688
Noninterest income	461	460	441	442
Noninterest expense	4,185	4,055	3,972	4,258
Income (loss) before taxes	407	(24)	(50)	(108)
Net income	306	54	39	77

Basic earnings per share	$.03	$.01	$.00	$.01
Diluted earnings per share	.03	.01	.00	.01
Cash dividends per share	—	—	—	—
Price range, common stock	$7.50-8.50	$7.50-8.50	$5.65-7.58	$5.50-6.49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company reported in its Current Report on Form 8-K (the “8-K”) filed with the Commission on November 4, 2011, that Perry-Smith LLP (“Perry-Smith”) was dismissed as the Company’s independent registered public accounting firm and replaced by Crowe Horwath LLP (“Crowe”) as the independent registered public accounting firm for the Company for the year ending December 31, 2011. This change in accountants was a result of a transaction which was consummated on November 1, 2011, whereby Crowe acquired certain assets of Perry-Smith and certain Perry-Smith personnel became associated with Crowe. Except as described in the Form 8-K, there has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2011. There have been no disagreements with such independent registered public accountants during the last two fiscal years ended December 31, 2011, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Commission on August 8, 2008.

(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.

(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and Marjorie Wood Taylor, Trustee of the Marjorie Wood-Taylor Trust, dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California (**) and Amendment No. 2 thereto dated May 14, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 15, 2009.

(10.4)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.5)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2012.

*(10.6)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

(10.7)	Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

*(10.8)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.9)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.10)	Salary Continuation Agreement, as amended on February 21, 2008, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.11)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.12)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.13)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.14)	Lease agreement between Bank of Amador and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

*(10.15)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.16)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.17)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 22, 2005, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 27, 2005.

(10.18)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.

(10.19)	Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 16, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2009.

*(10.20)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; and the Sixth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011.

*(10.21)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.22)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.23)	Employment Agreement dated September 20, 2006, between American River Bankshares and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.24)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.25)	Employment Agreement dated September 20, 2006, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.26)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.27)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.28)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

(10.29)	Sublease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and Chicago Title Company, a California Corporation; and lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.30)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.

*(10.31)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.32)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.33)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.

*(10.34)	Employment Agreement dated February 1, 2012, between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 8, 2012.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.

(23.1)	Consent of Perry-Smith LLP.

(23.2)	Consent of Crowe Horwath LLP.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Registrant by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

An Annual Report for the fiscal year ended December 31, 2011 and Notice of Annual Meeting and Proxy Statement for the Company’s 2012 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

March 1, 2012	By: /s/ DAVID T. TABER
David T. Taber
Chief Executive Officer
(Principal Executive Officer)

March 1, 2012	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. FITE	Director, Chairman	3/01/12
Charles D. Fite

/s/ ROGER J. TAYLOR	Director, Vice Chairman	3/01/12
Roger J. Taylor

/s/ MITCHELL A. DERENZO	Chief Financial Officer	3/01/12
Mitchell A. Derenzo	(Principal Financial and Accounting Officer)

/s/ ROBERT J. FOX	Director	3/01/12
Robert J. Fox

/s/ WILLIAM A. ROBOTHAM	Director	3/01/12
William A. Robotham

/s/ DAVID T. TABER	Director, Chief Executive Officer	3/01/12
David T. Taber	(Principal Executive Officer)

/s/ STEPHEN H. WAKS	Director	3/01/12
Stephen H. Waks

/s/ PHILIP A. WRIGHT	Director	3/01/12
Philip A. Wright

/s/ MICHAEL A. ZIEGLER	Director	3/01/12
Michael A. Ziegler

EXHIBIT INDEX

Exhibit Number	Description	Page

23.1	Consent of Perry-Smith LLP	120

23.2	Consent of Crowe Horwath LLP	121

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	122

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	123

32.1	Certification of American River Bankshares Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	124

