Form 10-Q
period 2012-03-31
AMERICAN RIVER BANKSHARES
filed 2012-05-08
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

No par value Common Stock – 9,631,764 shares outstanding at May 4, 2012.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	March 31, 2012	December 31, 2011

ASSETS
Cash and due from banks	$46,967	$23,768
Interest-bearing deposits in banks	1,250	1,250
Investment securities:
Available-for-sale, at fair value	202,832	208,711
Held-to-maturity, at amortized cost	3,563	4,010
Loans and leases, less allowance for loan and lease losses of $6,265 at March 31, 2012 and $7,041 at December 31, 2011	284,062	293,731
Premises and equipment, net	2,280	2,355
Federal Home Loan Bank stock	3,093	3,093
Goodwill and other intangible assets	16,454	16,504
Other real estate owned	10,733	8,190
Accrued interest receivable and other assets	19,247	19,906
	$590,481	$581,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$136,654	$133,440
Interest-bearing	339,928	328,845
Total deposits	476,582	462,285

Short-term borrowings	—	5,000
Long-term borrowings	14,000	14,000
Accrued interest payable and other liabilities	5,751	6,134

Total liabilities	496,333	487,419

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 9,742,634 shares at March 31, 2012 and 9,890,909 shares at December 31, 2011	71,005	72,016
Retained earnings	19,237	18,525
Accumulated other comprehensive income, net of taxes	3,906	3,558

Total shareholders’ equity	94,148	94,099
	$590,481	$581,518

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

For the three months ended March 31,

	2012	2011

Interest income:
Interest and fees on loans	$4,316	$4,997
Interest on deposits in banks	3	6
Interest and dividends on investment securities:
Taxable	1,039	801
Exempt from Federal income taxes	152	150
Total interest income	5,510	5,954
Interest expense:
Interest on deposits	435	631
Interest on borrowings	67	94
Total interest expense	502	725

Net interest income	5,008	5,229

Provision for loan and lease losses	580	1,375

Net interest income after provision for loan and lease losses	4,428	3,854

Noninterest income:
Service charges on deposit accounts	196	197
Gain on sale of securities	64	2
Other noninterest income	433	234
Total noninterest income	693	433

Noninterest expense:
Salaries and employee benefits	2,203	2,080
Occupancy	296	278
Furniture and equipment	190	187
Federal Deposit Insurance Corporation assessments	142	298
Other real estate owned expense	374	202
Other expense	907	1,006
Total noninterest expense	4,112	4,051

Income before provision for income taxes	1,009	236

Provision for income taxes	297	30

Net income	$712	$206

Basic earnings per share	$0.07	$0.02
Diluted earnings per share	$0.07	$0.02

Cash dividends per share	$—	$—

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPRENENSIVE INCOME

(Unaudited)

(dollars in thousands)

For the three months ended March 31,

	2012	2011

Net income	$712	$206

Other Comprehensive Income

Unrealized Gains on Investment Securities:
Unrealized holding gains arising during the period, net of income tax effects of $238 in 2012 and $85 in 2011	386	129

Less: Reclassification adjustment for realized gains included in net income net of related income tax effects of $26 in 2012 and $1 in 2011	38	1

Total Other Comprehensive Income	348	128

Comprehensive Income	$1,060	$334

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2011	9,874,867	71,814	16,021	1,709	89,544

Net income			2,504		2,504
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,849	1,849

Net restricted stock awarded and related compensation expense	16,042	86			86
Stock option compensation expense		116			116
Balance, December 31, 2011	9,890,909	72,016	18,525	3,558	94,099
Net income			712		712
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				348	348

Net restricted stock award activity and related compensation expense	(3,246)	17			17
Stock option compensation expense		16			16
Retirement of common stock	(145,029)	(1,044)			(1,044)

Balance, March 31, 2012	9,742,634	$71,005	$19,237	$3,906	$94,148

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)

For the three months ended March 31,

	2012	2011

Cash flows from operating activities:
Net income	$712	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	580	1,375
Decrease in deferred loan origination fees, net	(42)	(23)
Depreciation and amortization	200	187
Gain on sale and call of investment securities	(64)	(2)
Amortization of investment security premiums and discounts, net	982	818
Increase in cash surrender values of life insurance policies	(65)	(68)
Stock based compensation expense	33	72
Loss on sale and write-down of other real estate owned	161	28
Decrease in accrued interest receivable and other assets	492	301
Decrease in accrued interest payable and other liabilities	(383)	(1,792)

Net cash provided by operating activities	2,606	1,102

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	4,713	—
Proceeds from matured available-for-sale investment securities	165	130
Proceeds from called available-for-sale investment securities	195	472
Purchases of available-for-sale investment securities	(10,755)	(13,141)
Proceeds from principal repayments for available-for-sale investment securities	11,220	6,345
Proceeds from principal repayments for held-to-maturity investment securities	449	677
Net increase in interest-bearing deposits in banks	—	—
Net decrease in loans	5,961	9,935
Proceeds from sale of other real estate	467	526
Net decrease in FHLB stock	—	138
Purchases of equipment	(75)	(163)

Net cash provided by investing activities	12,340	4,919

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$11,556	$7,980
Net increase (decrease) in time deposits	2,741	(7,194)
Net decrease in short-term borrowings	(5,000)	—
Net decrease in long-term borrowings	—	(5,000)
Cash paid to repurchase common stock	(1,044)	—

Net cash provided by (used in) financing activities	$8,253	$(4,214)

Increase in cash and cash equivalents	23,199	1,807

Cash and cash equivalents at beginning of year	23,768	31,871

Cash and cash equivalents at end of period	$46,967	$33,678

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at March 31, 2012 and December 31, 2011, and the results of its operations, cash flows, and comprehensive income for the three-month periods ended March 31, 2012 and 2011 and its statement of changes in shareholders’ equity for the year ended December 31, 2011 and the three months ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 annual report on Form 10-K. The results of operations for the three-month period ended March 31, 2012 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 355,527 options remain outstanding at March 31, 2012. The total number of authorized shares that remain available for issuance under the 2010 Plan is 1,463,531. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonstatutory agreements and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

The grant date fair value of awards is determined by the market price of the Company’s common stock on the date of grant and is recognized ratably as compensation expense or director expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in increments over one to five years from the date of grant. The shares awarded to employees and directors under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. New shares are issued upon vesting of the restricted common stock.

Equity Compensation

For the three-month periods ended March 31, 2012 and 2011, the compensation cost recognized for equity compensation was $33,000 and $72,000, respectively. The recognized tax benefit for equity compensation expense was $8,000 and $20,000, for the three-month periods ended March 31, 2012 and 2011, respectively.

At March 31, 2012, the total compensation cost related to nonvested stock option awards not yet recorded is expected to be $42,000. This amount will be recognized over the next two years and the weighted average period of recognizing these costs is expected to be 1.2 years. At March 31, 2012, the total compensation cost related to restricted stock awards not yet recorded is expected to be $113,000. This amount will be recognized over the next four and a half years and the weighted average period of recognizing these costs is expected to be 1.3 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month periods ended March 31, 2012 and 2011. A summary of option activity under the Plans as of March 31, 2012 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012	358,198	$17.25	4.0 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	2,671	$10.87	—	—
Outstanding at March 31, 2012	355,527	$17.18	4.2 years	$—

Vested at March 31, 2012	324,820	$17.89	4.0 years	$—

Non-vested at March 31, 2012	30,707	$11.07	6.5 years	$—

Restricted Stock

There was no restricted stock awarded during the three month periods ended March 31, 2012 or 2011. There were no restricted awards that were fully vested, nor were there any awards that had been forfeited during the same period and the intrinsic value at March 31, 2011 was $194,000. The intrinsic value of unvested restricted stock at March 31, 2012 was $228,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	32,078	$5.96
Awarded	—	—
Vested	—	—
Cancelled	(3,246)	6.54
Nonvested at March 31, 2012	28,832	$5.90

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three month periods ended March 31, 2012 or 2011.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $7.90 as of March 31, 2012.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $40,745,000 and standby letters of credit of approximately $8,633,000 at March 31, 2012. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2012 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2012 or March 31, 2011.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (9,823,269 shares and 9,845,533 shares for the three-month periods ended March 31, 2012 and 2011, respectively). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards (10,281 shares for the three-month period ended March 31, 2012 and 8,122 shares for the three-month period ended March 31, 2011). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at March 31, 2012 and December 31, 2011 consisted of the following (dollars in thousands):

Available-for-Sale

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$167,698	$5,169	$(78)	$172,789
Obligations of states and political subdivisions	28,560	1,449	(34)	29,975
Equity securities:
Corporate stock	64	4	—	68
	$196,322	$6,622	$(112)	$202,832

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$175,038	$4,570	$(154)	$179,454
Obligations of states and political subdivisions	27,678	1,510	—	29,188
Equity securities:
Corporate stock	65	4	—	69
	$202,781	$6,084	$(154)	$208,711

Net unrealized gains on available-for-sale investment securities totaling $6,510,000 were recorded, net of $2,604,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2012. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the quarter ended March 31, 2012 totaled $4,908,000 and $64,000, respectively. There were no sales or transfers of available-for-sale investment securities for the period ended March 31, 2012.

Net unrealized gains on available-for-sale investment securities totaling $3,061,000 were recorded, net of $1,224,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2011. Proceeds and gross realized gains from the call of available-for-sale investment securities for the quarter ended March 31, 2011 totaled $470,000 and $2,000, respectively. There were no sales or transfers of available-for-sale investment securities for the quarter ended March 31, 2011.

Held-to-Maturity

March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$3,563	$210	$—	$3,773

December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$4,010	$221	$—	$4,231

There were no sales of held-to-maturity investment securities for the three months ended March 31, 2012 and 2011 and no transfers of held-to-maturity investment securities for the three months ended March 31, 2012 and 2011. Investment securities with unrealized losses at March 31, 2012 and December 31, 2011 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$8,647	$(78)			$8,647	$(78)
Obligations of states and political subdivisions	3,027	(34)			3,027	(34)
Equity Securities:
Corporate stock	—	—			—	—
	$11,674	$(112)	$—	$—	$11,674	$(112)

	2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$21,749	$(154)			$21,749	$(154)
	$21,749	$(154)	$—	$—	$21,749	$(154)

There were no held-to-maturity investment securities with unrealized losses as of March 31, 2012 or December 31, 2011.

At March 31, 2012, the Company held 189 securities of which 8 were in a loss position for less than twelve months and none were in a loss position for twelve months or more. Of the 8 securities in a loss position, 3 are mortgage-backed securities and 5 are obligations of states and political subdivisions. At December 31, 2011, the Company held 189 securities of which 11 were in a loss position for less than twelve months and none were in a loss position for twelve months or more. All 11 securities in a loss position were mortgage-backed securities.

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

The amortized cost and estimated fair values of investment securities at March 31, 2012 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$659	$662
After one year through five years	2,455	2,483
After five years through ten years	11,702	12,340
After ten years	13,744	14,490
	28,560	29,975
Investment securities not due at a single maturity date:
Mortgage-backed securities	167,698	172,789	$3,563	$3,773
Corporate stock	64	68
	$196,322	$202,832	$3,563	$3,773

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At March 31, 2012 and December 31, 2011, the recorded investment in nonperforming loans and leases was approximately $10,689,000 and $13,423,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At March 31, 2012, the recorded investment in loans and leases that were considered to be impaired totaled $28,898,000, which includes $10,685,000 in nonaccrual loans and leases and $18,213,000 in performing loans and leases. Of the total impaired loans of $28,898,000, loans totaling $16,856,000 were deemed to require no specific reserve and loans totaling $12,042,000 were deemed to require a related valuation allowance of $789,000. At December 31, 2011, the recorded investment in loans and leases that were considered to be impaired totaled $30,085,000 and had a related valuation allowance of $1,680,000. If interest had been accruing on the nonperforming loans, such income would have approximated $272,000 and $425,000 for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012 and December 31, 2011, the recorded investment in other real estate owned (“OREO”) was $10,733,000 and $8,190,000, respectively. In addition, the Company owned one repossessed mobile home classified on the balance sheet in accrued interest receivable and other assets with a book value of $55,000. For the three months ended March 31, 2012, the Company transferred four properties with loan balances in the amount of $3,439,000 to OREO and wrote these balances down by $194,000 to $3,245,000, and sold four properties with balances of $497,000 for a net loss of $30,000. In addition to the $194,000 in write downs, the Company also adjusted balances through charges to the allowance for loan and lease losses of $74,000 and OREO expense of $60,000 for properties obtained in the prior quarter. The Company also had a $127,000 valuation allowance on properties that it expects to sell in the second quarter of 2012. The March 31, 2012 OREO balance of $10,733,000 consists of 21 properties including nine commercial real estate properties in the amount of $8,272,000, six residential land properties in the amount of $1,619,000, one commercial land property totaling $276,000 and five residential real estate properties in the amount of $566,000.

Nonperforming loans and leases and OREO at March 31, 2012 and December 31, 2011 are summarized as follows:

(in thousands)	March 31, 2012	December 31, 2011

Nonaccrual loans and leases that are current to terms	$320	$396
Nonaccrual loans and leases that are past due	10,365	13,027
Loans and leases past due 90 days and accruing interest	4	—
Other real estate owned	10,733	8,190
Total nonperforming assets	$21,422	$21,613

Nonperforming loans and leases to total loans and leases	3.68%	4.46%
Total nonperforming assets to total assets	3.64%	3.73%

Impaired loans and leases as of and for the periods ended March 31, 2012 and December 31, 2011 are summarized as follows:

March 31, 2012		Unpaid		Average	Interest
(dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$4,632	$6,265	—	$6,193	$218
Real estate:
Commercial	9,145	9,925	—	7,357	303
Multi-family	1,199	1,291	—	1,216	44
Construction	1,719	1,790	—	1,755	—
Residential	—	—	—	1,571	8
Other:
Leases	7	7	—	9	1
Consumer	154	154	—	171	12
	$16,856	$19,432	$—	$16,701	$578

With an allowance recorded:
Commercial	$535	$535	$169	$564	$22
Real estate:
Commercial	7,673	7,722	282	7,980	395
Construction	364	612	15	468	19
Residential	2,512	2,512	106	2,869	154
Other:
Agriculture	396	396	154	497	3
Consumer	562	562	63	567	31
	$12,042	$12,339	$789	$12,945	$624
Total:
Commercial	$5,167	$6,800	$169	$6,757	$240
Real estate:
Commercial	16,818	17,647	282	15,337	698
Multi-family	1,199	1,291	—	1,216	44
Construction	2,083	2,402	15	2,223	19
Residential	2,512	2,512	106	2,869	154
Other:
Leases	7	7	—	9	1
Agriculture	396	396	154	497	3
Consumer	716	716	63	738	43
	$28,898	$31,771	$789	$29,646	$1,202

December 31, 2011
(dollars in thousands)
	Recorded Investment (1)	Unpaid Principal Balance(1)	Related Allowance (1)	Average Recorded Investment (2)	Interest Income Recognized (2)

With no related allowance recorded:
Commercial	$3,069	$3,089	—	$5,243	$44
Real estate:
Commercial	4,723	6,428	—	8,183	55
Multi-family	17	17	—	1,985	9
Construction	—	—	—	4,641	—
Residential	180	180	—	1,571	8
Other:
Leases	17	17	—	—	—
Agriculture	—	—	—	129	—
Consumer	133	133	—	182	4

	$8,139	$9,864	$—	$21,934	$120

With an allowance recorded:
Commercial	$2,054	$3,705	$538	$2,220	$16
Real estate:
Commercial	13,504	13,853	707	12,500	81
Multi-family	1,187	1,280	5	607	—
Construction	2,083	2,402	147	221	6
Residential	1,936	1,936	118	1,422	21
Other:
Agriculture	597	597	89	—	—
Consumer	585	585	76	490	6
	$21,946	$24,358	$1,680	$17,460	$130

Total:
Commercial	$5,123	$6,794	$538	$7,463	$60
Real estate:
Commercial	18,227	20,281	707	20,684	136
Multi-family	1,204	1,297	5	2,592	9
Construction	2,083	2,402	147	4,861	6
Residential	2,116	2,116	118	2,993	29
Other:
Leases	17	17	—	—	—
Agriculture	597	597	89	129	—
Consumer	718	718	76	672	10
	$30,085	$34,222	$1,680	$39,394	$250

(1)	Data in this column represents information as of December 31, 2011.
(2)	Data in this column represents information for the three-month period ended March 31, 2011.

7. TROUBLED DEBT RESTRUCTURINGS

At March 31, 2012, there were 24 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, 12 were modified and are currently performing (less than ninety days past due) totaling $6,732,000 and 12 are considered nonperforming (and included in the $10,689,000 noted above in Note 6), totaling $3,307,000. At March 31, 2012 and December 31, 2011, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

The Company has allocated $351,000 and $535,000 of specific reserves to loans whose terms have been modified as troubled debt restructurings as of March 31, 2012 and December 31, 2011.

During the three-month period ended March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings during the three months ended March 31, 2012:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment
Troubled debt restructurings:
Commercial	1	$47	$47
Real estate – commercial	2	2,210	2,210
Real estate – multi-family	1	265	265
Real estate – residential	3	921	808
Other – agriculture	1	410	410
Other – consumer	2	31	31
Total	10	$3,884	$3,771

The troubled debt restructurings described above increased the allowance for loan and lease losses by $40,000 and resulted in charge offs of $113,000 during the three months ended March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012:

	Number	Recorded
	of Loans	Investment
Troubled debt restructurings that subsequently defaulted:
Commercial	1	$863
Real estate – commercial	4	1,260

Total	5	$2,123

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of March 31, 2012 and December 31, 2011 are summarized below:

March 31, 2012	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)
		Real Estate
	Commercial	Commercial	Multi-Family	Construction	Residential
Grade:
Pass	$31,260	$159,562	$6,986	$6,384	$17,483
Watch	1,648	20,745	1,199	330	1,596
Special mention	2,110	6,688	447	823	839
Substandard	3,691	9,032	518	2,083	908
Doubtful	726	—	—	—	—
Total	$39,435	$196,027	$9,150	$9,620	$20,826

	Other Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Leases	Agriculture	Consumer
Grade:
Pass	$1,403	$3,416	$8,928
Watch	—	—	677
Special mention	—	—	147
Substandard	7	396	554
Doubtful	—	—	—
Total	$1,410	$3,812	$10,306

December 31, 2011	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)
		Real Estate
	Commercial	Commercial	Multi-Family	Construction	Residential
Grade:
Pass	$33,856	$164,117	$5,669	$6,462	$16,215
Watch	1,540	20,673	1,204	984	1,163
Special mention	2,173	7,187	449	827	1,372
Substandard	3,794	11,938	258	2,083	945
Doubtful	745	128	—	—	—
Total	$42,108	$204,043	$7,580	$10,356	$19,695

	Other Credit Exposure Credit Risk Profile by Internally Assigned Grade
	Leases	Agriculture	Consumer
Grade:
Pass	$1,708	$3,416	$9,684
Watch	—	570	237
Special mention	—	—	264
Substandard	17	597	799
Doubtful	—	—	—
Total	$1,725	$4,583	$10,984

The allocation of the Company’s allowance for loan and lease losses as of March 31, 2012 and 2011, by portfolio segment and by impairment methodology are summarized below:

March 31, 2012		Real Estate				Other
(dollars in thousands)	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance	$1,536	$3,156	$198	$582	$609	$79	$167	$348	$366	$7,041
Provision for loan losses	(543)	370	102	(111)	217	(64)	289	435	(115)	580
Loans charged-off	(48)	(611)	(8)	(4)	(113)	(8)	(202)	(410)		(1,404)
Recoveries	—	44	4	—	—	—	—	—		48

Ending balance allocated to portfolio segments	$945	$2,959	$296	$467	$713	$7	$254	$373	$251	$6,265

Ending balance:
Individually evaluated for impairment	$169	$282	$—	$15	$106	$—	$154	$63	$—	$789

Ending balance:
Collectively evaluated for impairment	$776	$2,677	$296	$452	$607	$7	$100	$310	$251	$5,476

Loans

Ending balance	$39,435	$196,027	$9,150	$9,620	$20,826	$1,410	$3,812	$10,306	$—	$290,586

Ending balance:
Individually evaluated for impairment	$5,167	$16,818	$1,199	$2,083	$2,512	$7	$396	$716	$—	$28,898

Ending balance:
Collectively evaluated for impairment	$34,268	$179,209	$7,951	$7,537	$18,314	$1,403	$3,416	$9,590	$—	$261,688

March 31, 2011		Real Estate				Other
(dollars in thousands)	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585
Provision	(70)	1,187	12	(416)	375	88	4	(17)	212	1,375
Loans charged-off	(291)	(1,123)	—	(63)	(262)	—	—	(6)	—	(1,745)
Recoveries	133	—	—	—	—	—	—	14	—	147

Ending balance allocated to portfolio segments	$2,346	$2,779	$127	$611	$694	$95	$135	$212	$363	$7,362

Ending balance:
Individually evaluated for impairment	$30	$789	$—	$9	$197	$—	$—	$10	$—	$1,035

Ending balance:
Collectively evaluated for impairment	$2,316	$1,990	$127	$602	$497	$95	$135	$202	$363	$6,327

Loans

Ending balance	$51,821	$211,168	$8,606	$14,544	$24,866	$2,384	$7,361	$12,663	$—	$333,413

Ending balance:
Individually evaluated for impairment	$6,669	$20,181	$2,589	$5,027	$3,310	$—	$129	$645	$—	$38,550

Ending balance:
Collectively evaluated for impairment	$45,152	$190,987	$6,017	$9,517	$21,556	$2,384	$7,232	$12,018	$—	$294,863

The Company’s aging analysis of the loan and lease portfolio at March 31, 2012 and December 31, 2011 are summarized below:

March 31, 2012							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$139	$34	$1,913	$2,086	$37,349	$39,435	—	$1,993
Real estate:
Commercial	816	214	5,590	6,620	189,407	196,027	—	5,900
Multi-family	518	—	—	518	8,632	9,150	—	—
Construction	—	—	2,189	2,189	7,431	9,620	—	2,189
Residential	—	—	—	—	20,826	20,826	—	—
Other:
Leases	—	—	7	7	1,403	1,410	—	7
Agriculture	—	—	396	396	3,416	3,812	—	396
Consumer	790	9	140	939	9,367	10,306	4	200
Total	$2,263	$257	$10,235	$12,755	$277,831	$290,586	$4	$10,685

December 31, 2011							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$60	$277	$2,472	$2,809	$39,299	$42,108	—	$2,775
Real estate:
Commercial	2,318	1,527	5,271	9,116	194,927	204,043	—	7,469
Multi-family	—	—	257	257	7,323	7,580	—	257
Construction	—	244	1,967	2,211	8,145	10,356	—	2,083
Residential	—	—	—	—	19,695	19,695	—	—
Other:
Leases	—	—	17	17	1,708	1,725	—	17
Agriculture	—	—	597	597	3,986	4,583	—	597
Consumer	188	411	139	738	10,246	10,984	—	225
Total	$2,566	$2,459	$10,720	$15,745	$285,329	$301,074	$—	$13,423

9. BORROWING ARRANGEMENTS

At March 31, 2012, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2012 or December 31, 2011.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $14,000,000 were outstanding from the FHLB at March 31, 2012, bearing interest rates ranging from 0.67% to 2.73% and maturing between May 20, 2013 and July 10, 2016. Advances totaling $19,000,000 were outstanding from the FHLB at December 31, 2011, bearing interest rates ranging from 0.67% to 2.73% and maturing between January 9, 2012 and July 20, 2016. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2012 and December 31, 2011 totaled $67,356,000 and $62,242,000, respectively. The increased borrowing capacity during the first quarter of 2012 resulted from the reduction in outstanding borrowings. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at March 31, 2012 and December 31, 2011 were $26,785,000 and $30,396,000, respectively. The decreased borrowing capacity during the first quarter of 2012 resulted from the decrease in the borrowing capacity of the pledged loan collateral. There were no advances outstanding under this borrowing arrangement as of March 31, 2012 and December 31, 2011.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three month periods ended March 31, 2012 and 2011.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2012 and December 31, 2011. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
March 31, 2012	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$46,967	$46,967			$46,967
Interest-bearing deposits in banks	1,250		$1,256		1,256
Available-for-sale securities	202,832	9	202,823		202,832
Held-to-maturity securities	3,563		3,773		3,773
FHLB stock	3,093
Net loans and leases:	290,586			287,492	287,492
Accrued interest receivable	1,829	1,829			1,829

Financial liabilities:
Deposits:
Noninterest-bearing	$136,654	$136,654			$136,654
Savings	50,874	50,874			50,874
Money market	141,126	141,126			141,126
NOW accounts	47,464	47,464			47,464
Time, $100,000 or more	72,308		73,148		73,148
Other time	28,156		28,399		28,399
Long-term borrowings	14,000		14,312		14,312
Accrued interest payable	139	139			139

	Carrying	Fair Value Measurements Using:
December 31, 2011	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$23,768	$23,768			$23,768
Interest-bearing deposits in banks	1,250		$1,254		1,254
Available-for-sale securities	208,711	9	208,702		208,711
Held-to-maturity securities	4,010		4,231		4,231
FHLB stock	3,093
Net loans and leases:	301,074			$297,848	297,848
Accrued interest receivable	1,952			1,952	1,952

Financial liabilities:
Deposits:
Noninterest-bearing	$133,440	$133,440			$133,440
Savings	47,919	47,919			47,919
Money market	132,244	132,244			132,244
NOW accounts	43,959	43,959			43,959
Time, $100,000 or more	69,464		70,143		70,143
Other time	28,259		28,513		28,513
Short-term borrowings	5,000	5,000			5,000
Long-term borrowings	14,000		14,326		14,326
Accrued interest payable	226		226		226

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at March 31, 2012 and December 31, 2011:

Cash and due from banks: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Interest-bearing deposits in banks: The fair values of interest-bearing deposits in banks are estimated by discounting their future cash flows using rates at each reporting date for instruments with similar remaining maturities offered by comparable financial institutions and are classified as Level 2

Investment securities: For investment securities, fair values are based on quoted market prices, where available, and are classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers and are classified as Level 2.

Loans and leases: Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality also resulting in a Level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

FHLB stock: It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Deposits: The fair values disclosed for demand deposits (e.g. interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount) resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Short-term and long-term borrowings: The fair value of short-term borrowings is estimated to be the carrying amount and are classified as Level 1. The fair value of long-term borrowings is estimated using a discounted cash flow analysis using interest rates currently available for similar debt instruments and are classified as Level 2.

Accrued interest receivable and payable: The carrying amount of accrued interest receivable approximates fair value resulting in a Level 3 classification and the carrying amount of accrued interest payable approximates fair value resulting in a Level 2.

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at March 31, 2012 and December 31, 2011.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

March 31, 2012
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$172,789		$172,789
Obligations of states and political subdivisions	29,975		29,975
Corporate stock	68	$9	59
Total recurring	$202,832	$9	$202,828	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,015	$—	$—	$1,015	$(113)
Real estate:
Commercial	2,971	—	—	2,971	41
Multi-family	—	—	—	—	(5)
Construction	1,152	—	—	1,152	(103)
Residential	—	—	—	—	(11)
Other:
Agriculture	396	—	—	396	267
Consumer	562	—	—	562	(3)
Other real estate owned	10,733	—	—	10,733	(161)
Total nonrecurring	$16,829	$—	$—	$16,829	$(88)

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2011
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$179,454	—	$179,454	—	—
Obligations of states and political subdivisions	29,188	—	29,188	—	—
Corporate stock	69	$9	60
Total recurring	$208,711	$9	$208,702	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,828	$—	$—	$1,828	$(181)
Real estate:
Commercial	7,982	—	—	7,982	(489)
Construction	2,083	—	—	2,083	(422)
Other:
Agriculture	597	—	—	597	(330)
Consumer	565	—	—	565	(66)
Other real estate owned	8,190	—	—	8,190	(1,002)
Total nonrecurring	$21,245	$—	$—	$21,245	$(2,490)

There were no significant transfers between Levels 1 and 2 during the three months ended March 31, 2012 or the twelve months ended December 31, 2011.

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities – Fair values for investment securities are based on quoted market prices, if available, and are considered Level 1, or evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and are considered Level 2. Pricing applications apply available information, as applicable, through processes such as benchmark curves, benchmarking to like securities, sector groupings and matrix pricing.

Impaired loans – The fair value of collateral dependent impaired loans adjusted for specific allocations of the allowance for loan losses is generally based on recent real estate appraisals and/or evaluations. These appraisals and/or evaluations may utilize a single valuation approach or a combination of approaches including comparable sales, cost and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income and other available data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for all Level 3 nonrecurring loans is the sales comparison approach less a reserve for past dues taxes and selling costs ranging from 8% to 10%.

Other real estate owned – Certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals and/or evaluations. These appraisals and/or evaluations may use a single valuation approach or a combination of approaches including comparable sales, cost and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income and other available data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for all Level 3 nonrecurring OREO is the sales comparison approach less selling costs ranging from 8% to 10%.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (the “Boards”) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively.  The additional disclosures are presented in Note 11, Fair Value Measurements.  These new disclosure requirements were adopted by the Company in the first quarter of 2012, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU amends the FASB Accounting Standards Codification™ (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU 2011-05 must be applied retrospectively.  The Company adopted this standard on March 31, 2012.  The Company elected to present comprehensive income as a separate statement of comprehensive income.  Adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2011 and March 31, 2012 and its income and expense accounts for the three-month periods ended March 31, 2012 and 2011. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) “Accounting for Contingencies,” which requires that losses be accrued when it is probable that a loss has occurred at the balance sheet date and such loss can be reasonably estimated; and (2) the “Receivables” topic, which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan or lease balance.

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

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branch offices constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net fair value of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually following the year of acquisition.  The Company performed an evaluation of goodwill, recorded as a result of the Bank of Amador acquisition, during the fourth quarter of 2011 and determined that there was no impairment. No events have occurred since the last evaluation that would result in the Company recording an impairment of the goodwill. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows upon which the assessment is based.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three- month periods ended March 31, 2012 and 2011.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 113 full-time employees as of March 31, 2012.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act includes a permanent increase to $250,000 as the maximum FDIC insurance limit per depositor retroactive to January 1, 2008 and the extension of unlimited FDIC insurance for noninterest-bearing transaction accounts effective December 31, 2010 through December 31, 2012. On November 9, 2010, the FDIC implemented a final rule to increase the coverage and extension of FDIC insurance under the Dodd-Frank Act. FDIC insurance coverage and assessments are discussed under “Item 1A--Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During the first quarter of 2012, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $712,000 for the quarter ended March 31, 2012, which was $506,000 (245.6%) more than the $206,000 reported for the same period of 2011. Diluted earnings per share for the first quarter of 2012 were $0.07 compared to $0.02 recorded in the first quarter of 2011. The return on average equity (ROAE) and the return on average assets (ROAA) for the first quarter of 2012 were 3.03% and 0.49%, respectively, as compared to 0.93% and 0.14%, respectively, for the same period in 2011.

Total assets of the Company increased by $8,963,000 (1.5%) from $581,518,000 at December 31, 2011 to $590,481,000 at March 31, 2012. Net loans totaled $284,062,000 at March 31, 2012, down $9,669,000 (3.3%) from $293,731,000 at December 31, 2011. Deposit balances at March 31, 2012 totaled $476,582,000, up $14,297,000 (3.1%) from the $462,285,000 at December 31, 2011.

The Company ended the first quarter of 2012 with a Tier 1 capital ratio of 13.1% and a total risk-based capital ratio of 23.4% compared to 13.1% and 22.8%, respectively, at December 31, 2011. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income
	For the three months
	ended March 31
(dollars in thousands)	2012	2011
Net interest income*	$5,082	$5,279
Provision for loan losses	(580)	(1,375)
Noninterest income	693	433
Noninterest expense	(4,112)	(4,051)
Provision for income taxes	(297)	(30)
Tax equivalent adjustment	(74)	(50)
Net income	$712	$206

Average total assets	$582,398	$576,622
Net income (annualized) as a percentage of average total assets	0.49%	0.14%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 4.01% for the three months ended March 31, 2011 down 23 basis points from 4.24% for the three months ended March 31, 2011.

The fully taxable equivalent interest income component for the first quarter of 2012 decreased $420,000 (7.0%) to $5,584,000 compared to $6,004,000 for the three months ended March 31, 2011. The decrease in the fully taxable equivalent interest income for the first quarter of 2012 compared to the same period in 2011 is broken down by rate (down $174,000) and volume (down $246,000). The rate decrease can be attributed to the overall lower interest rate environment, forgone interest on nonaccrual loans, and lower average loan balances replaced with higher average investment securities. During the first quarter of 2012, foregone interest income on nonaccrual loans was approximately $272,000, compared to foregone interest of $425,000 during the first quarter of 2011. The foregone interest of $272,000 had a 21 basis point negative impact on the yield on earning assets. The average balance of earning assets increased $5,103,000 (1.0%) from $505,041,000 in the first quarter of 2011 to $510,144,000 in the first quarter of 2012; however, there was a significant change in the average earning asset mix during these periods, there was an increase in investment securities, offset by a decrease in loan balances. Non-earning cash and principal reductions from loan balances were invested into investment securities. When compared to the first quarter of 2011, average loan balances were down $40,572,000 (12.0%) to $297,098,000 for the first quarter of 2012 and average investment securities were up $46,673,000 (28.3%) to $211,796,000 for the first quarter of 2012. The overall low interest rate environment, the negative effect of the foregone interest on loans, and the change in the asset mix (lower loan totals and higher investment security totals) resulted in a 42 basis point decrease in the yield on average earning assets from 4.82% for the first quarter of 2011 to 4.40% for the first quarter of 2012. The volume decrease of $246,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans.

Interest expense was $223,000 (30.8%) lower in the first quarter of 2012 versus the first quarter of 2011. The average balances on interest bearing liabilities were $5,097,000 (1.4%) lower in the first quarter of 2012 compared to the same quarter in 2011. The lower balances accounted for a $17,000 decrease in interest expense for the same periods. Average time deposit balances were down $8,083,000 (7.6%) during the first quarter of 2011 compared to the first quarter of 2012. The Company focused its marketing efforts on replacing higher cost borrowings and time deposits with lower cost checking and money market accounts. Despite the drop in average time deposits, average total deposit balances remained approximately the same, decreasing by just $406,000 or less that 1% from $466,234,000 during the first quarter of 2011 to $465,828,000 during the first quarter of 2012. The Company continues to have success attracting new deposit relationships as a direct result of its business development efforts. As a result of the lower overall interest rate environment, the decrease in rates accounted for a $206,000 reduction in interest expense for the three-month period ended March 31, 2012 compared to the same quarter in 2011. Rates paid on interest bearing liabilities decreased 26 basis points from 0.84% to 0.58% for the first quarter of 2011 compared to the first quarter of 2012.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
Three Months Ended March 31,	2012			2011
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$297,098	$4,316	5.84%	$337,670	$4,997	6.00%
Taxable investment securities	182,975	1,039	2.28%	150,114	801	2.16%
Tax-exempt investment securities (2)	28,812	226	3.15%	14,982	200	5.41%
Corporate stock (2)	9	—	—	27	—	—
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	1,250	3	0.97%	2,248	6	1.08%
Total earning assets	510,144	5,584	4.40%	505,041	6,004	4.82%
Cash & due from banks	32,902			36,903
Other assets	46,330			42,435
Allowance for loan & lease losses	(6,978)			(7,757)
	$582,398			$576,622

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$183,696	192	0.42%	$183,617	295	0.65%
Savings	48,477	29	0.24%	45,830	54	0.48%
Time deposits	98,885	214	0.87%	106,968	282	1.07%
Other borrowings	15,593	67	1.73%	15,333	94	2.49%
Total interest bearing liabilities	346,651	502	0.58%	351,748	725	0.84%
Noninterest bearing demand deposits	134,770			129,819
Other liabilities	6,493			5,594
Total liabilities	487,914			487,161
Shareholders’ equity	94,484			89,461
	$582,398			$576,622
Net interest income & margin (3)		$5,082	4.01%		$5,279	4.24%

(1)	Loan interest includes loan fees of $4,000 and $2,000 during the three months ending March 31, 2012 and March 31, 2011, respectively. Average loan balances include non-performing loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2012 and 2011.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in quarter (91 days for 2012 and 90 days for 2011) and annualized to actual days in year (366 days for 2012 and 365 days for 2011).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended March 31, 2012 over 2011 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$(606)	$(75)	$(681)
Taxable investment securities	177	61	238
Tax exempt investment securities (3)	186	(160)	26
Corporate stock	—	—	—
Federal funds sold	—	—	—
Interest-bearing deposits in banks	(3)	—	(3)
Total	(246)	(174)	(420)
Interest-bearing liabilities:
Interest checking and money market	—	(103)	(103)
Savings deposits	3	(28)	(25)
Time deposits	(22)	(46)	(68)
Other borrowings	2	(29)	(27)
Total	(17)	(206)	(223)
Interest differential	$(229)	$32	$(197)

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.
(2)	Loan fees of $4,000 and $2,000 during the three months ending March 31, 2012 and March 31, 2011, respectively, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2012 and 2011.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $580,000 for loan and lease losses for the first quarter of 2012 as compared to $1,375,000 for the first quarter of 2011. Net loan and lease charge-offs for the three months ended March 31, 2012 were $1,356,000 or 1.84% (on an annualized basis) of average loans and leases as compared to $1,598,000 or 1.92% (on an annualized basis) of average loans and leases for the three months ended March 31, 2011. The Company continues to provide significant amounts to the reserve for loan and lease losses resulting from a continued high level of nonperforming loans and leases. The high level of nonperforming loans and leases is due to the impact that the overall challenging economy in the Company’s market areas and the United States, overall, has had on the Company’s borrowers. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended March 31,
	2012	2011
Service charges on deposit accounts	$196	$197
Gain on sale of securities	64	2
Merchant fee income	128	102
Bank owned life insurance	66	68
Income from rental properties	163	—
Other	76	64
Total noninterest income	$693	$433

Noninterest income increased $260,000 (60.0%) to $693,000 for the three months ended March 31, 2012 as compared to $433,000 for the three months ended March 31, 2011. The increase from the first quarter of 2011 to the first quarter of 2012 was primarily related to rents received on properties obtained through foreclosure and an increase in the gains on sales of investment securities. For the first quarter of 2012, rental income was $163,000 compared to zero in the first quarter of 2011 and sales of investment securities were $64,000 compared to $2,000 for the first quarter of 2011. The income from the rental properties results primarily from leased office properties the Company foreclosed upon in the fourth quarter of 2011.

Noninterest Expense

Noninterest expense increased $61,000 (1.5%) to a total of $4,112,000 in the first quarter of 2012 versus $4,051,000 in the first quarter of 2011. Salary and employee benefits expense increased $123,000 (5.9%) from $2,080,000 during the first quarter of 2011 to $2,203,000 during the first quarter of 2012. The increase in salary and employee benefits expense was due in part to an increase in salaries (up $37,000 or 2.4%), increased incentive accruals (up $75,000 or 312.5%), and higher employer taxes and group insurance (up $41,000 or 11.7%). The increased salaries are mainly due to additional general support staff and normal merit increases. Incentive accruals increased from $24,000 in the first quarter of 2011 to $99,000 in the first quarter of 2012. These incentive accruals are estimates based on anticipated full year results and will be adjusted before the end of the year when actual results are known. On a quarter-over-quarter basis, occupancy expense increased $18,000 (6.5%) and furniture and equipment expense increased $3,000 (1.6%). FDIC assessments decreased $156,000 (52.3%) during 2012 to $142,000, from $298,000 in 2011. The majority of this decrease relates to the change in the FDIC assessment methodology from a deposit based system to an asset risk-based system and American River Bank’s improved risk assessment category. Other real estate owned (“OREO”) expense increased $172,000 (85.1%) from $202,000 during the first quarter of 2011 to $374,000 during the first quarter of 2012. The increased OREO expense relates to higher valuation adjustments and higher costs related to maintaining the Company’s existing and sold properties during the quarter. Other expense decreased $99,000 (9.8%) to a total of $907,000 in the first quarter of 2012 compared to $1,006,000 in the first quarter of 2011. The fully taxable equivalent efficiency ratio for the first quarter of 2012 increased slightly to 70.33% from 69.96% for the first quarter of 2011.

Provision for Income Taxes

Federal and state income taxes for the quarter ended March 31, 2012 increased $267,000 from $30,000 in the first quarter of 2011 to $297,000 in the first quarter of 2011. The effective tax rate for the quarter ended March 31, 2012 was 29.4%, an increase from 12.7% for the first quarter of 2011. The higher level of income taxes and effective tax rate resulted from higher pretax income that which contributed to a more normalized tax expense and effective tax rate when compared to the tax expense recorded in 2011. The Company realizes less of the benefits of tax-free income related to such items as municipal bonds and bank owned life insurance when it records an overall higher amount of taxable income as these benefits are spread over a larger base of taxable income.

Balance Sheet Analysis

The Company’s total assets were $590,481,000 at March 31, 2012 as compared to $581,518,000 at December 31, 2011, representing an increase of $8,963,000 (1.5%). The average assets for the three months ended March 31, 2012 were $582,398,000, which represents an increase of $5,776,000 or 1.0% over the balance of $576,622,000 during the three-month period ended March 31, 2011.

Investment Securities

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on March 31, 2012 and December 31, 2011.

Table Five: Investment Securities Composition
(dollars in thousands)

Available-for-sale (at fair value)	March 31, 2012	December 31, 2011
Debt securities:
Mortgage-backed securities	$172,789	$179,454
Obligations of states and political subdivisions	29,975	29,188
Corporate stock	68	69
Total available-for-sale investment securities	$202,832	$208,711
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$3,563	$4,010
Total held-to-maturity investment securities	$3,563	$4,010

Net unrealized gains on available-for-sale investment securities totaling $6,510,000 were recorded, net of $2,604,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2012 and net unrealized gains on available-for-sale investment securities totaling $5,930,000 were recorded, net of $2,372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2011.

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

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $9 million in new loans during the first three months of 2012. Normal pay downs, loan charge-offs, and loans transferred to OREO resulted in a net decrease in total loans and leases of $10,488,000 (3.5%) from December 31, 2011. The market in which the Company operates continues to see a slowdown in new loan volume as existing borrowers continue to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of March 31, 2012 and December 31, 2011.

Table Six: Loan and Lease Portfolio Composition
(dollars in thousands)	March 31, 2012		December 31, 2011		Change in dollars	Percentage change
	$	%	$	%
Commercial	$39,435	14%	$42,108	14%	$(2,673)	(6.3%)
Real estate
Commercial	196,027	67%	204,043	68%	(8,016)	(3.9%)
Multi-family	9,150	3%	7,580	2%	1,570	20.7%
Construction	9,620	3%	10,356	3%	(736)	(7.1%)
Residential	20,826	7%	19,695	7%	1,131	5.7%
Lease financing receivable	1,410	1%	1,725	1%	(315)	(18.3%)
Agriculture	3,812	1%	4,583	1%	(771)	(16.8%)
Consumer	10,306	4%	10,984	4%	(678)	(6.2%)
Total loans and leases	290,586	100%	301,074	100%	(10,488)	(3.5%)
Deferred loan and lease fees, net	(259)		(302)		43
Allowance for loan and lease losses	(6,265)		(7,041)		776
Total net loans and leases	$284,062		$293,731		$(9,669)	(3.3%)

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at March 31, 2012 and December 31, 2011.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 81.2% of the Company’s loan and lease portfolio at March 31, 2012, an increase from 79.8% at December 31, 2011. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

A continued substantial further decline in the economy in general, or a continued additional decline in real estate values in the Company’s primary market areas, in particular, could continue to have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan and lease losses. This could adversely affect the Company’s future prospects, results of operations, profitability and stock price. Management believes that its lending practices and underwriting standards are structured with the intent to minimize losses; however, there is no assurance that losses will not occur. The Company’s loan practices and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonperforming, Past Due and Restructured Loans and Leases

At March 31, 2012, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $10,689,000 or 3.68% of total loans and leases. The $10,689,000 in nonperforming loans and leases was made up of thirty loans and one lease. Two of those loans totaling $320,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $13,423,000 or 4.46% of total loans and leases at December 31, 2011. Specific reserves of $789,000 were held on the nonperforming loans at March 31, 2012 and specific reserves of $1,680,000 were held on the nonperforming loans at December 31, 2011.

The overall level of nonperforming loans decreased $2,734,000 (20.4%) to $10,689,000 at March 31, 2012 compared to $13,423,000 at December 31, 2011. At December 31, 2011, nonperforming loans were comprised of sixteen real estate loans totaling $9,809,000; thirteen commercial loans totaling $2,775,000; one agriculture loan totaling $597,000; four consumer loans totaling $225,000; and two leases totaling $17,000. During the first quarter of 2012, four of those loans totaling $3,245,000 were moved to OREO, six loans and leases were completely charged off in the amount of $594,000, two loans were partially charged off in the amount of $413,000, one loan in the amount of $258,000 had a sale of the collateral prior to foreclosure and termination of the note and six additional loans in the total amount of $1,810,000 were placed on nonperforming status. The Company also collected approximately $34,000 in principal paydowns. Of the six loans added in the first quarter, three in the amount of $1,303,000 were commercial loans, two in the amount of $394,000 were consumer loans, and one in the amount of $113,000 was a residential loan.

The net interest due on nonaccrual loans and leases but excluded from interest income was $272,000 for the three months ended March 31, 2012, compared to foregone interest of $425,000 during the same period in 2011.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of March 31, 2012. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2012, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2012 and December 31, 2011.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	March 31, 2012	December 31, 2011
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	4	—
Nonaccrual
Commercial	1,993	2,775
Real estate	8,089	9,809
Lease financing receivable	7	17
Agriculture	396	597
Consumer	200	225
Total nonperforming loans	$10,689	$13,423

Impaired Loans and Leases

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the loan or lease’s original effective interest rate, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans or leases that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company typically reviews loans or leases graded substandard or lower with outstanding principal balances in excess of $100,000, as well as, loans considered troubled debt restructures with outstanding principal balances in excess of $25,000. The Company identifies troubled debt restructures by reviewing each renewal, modification, or extension of a loan with a screening document.  This document is designed to identify any characteristic of such a loan that would qualify it as a troubled debt restructure.  If the characteristics are not present that would qualify a loan as a troubled debt restructure, it is deemed to be a modification.

At March 31, 2012, the recorded investment in loans and leases that were considered to be impaired totaled $28,898,000, which includes $18,212,000 in performing loans and leases. Of the total impaired loans of $28,898,000, loans totaling $16,856,000 were deemed to require no specific reserve and loans totaling $12,042,000 were deemed to require a related valuation allowance of $789,000. Of the $16,856,000 impaired loans that did not carry a specific reserve there were $4,564,000 in loans or leases that had previous partial charge-offs and $12,292,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $30,085,000 at December 31, 2011. Of the total impaired loans of $30,085,000, loans totaling $8,139,000 were deemed to require no specific reserve and loans totaling $21,946,000 were deemed to require a related valuation allowance of $1,680,000.

The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer.   In the first three months of 2012, the Company had net charge-offs of $1,356,000 with a provision of $580,000. In the first three months of 2011, the Company had net charge-offs of $1,598,000 with a provision of $1,375,000.

At March 31, 2012, there were twelve loans and leases that were modified and are currently performing (less than ninety days past due) totaling $6,732,000 and twelve loans and leases that are considered nonperforming (and included in Table Seven above), totaling $3,307,000, that are considered troubled debt restructures (“TDR”). These TDRs have a specific reserve of $209,000. As of March 31, 2012, of the twenty-four TDRs, there were twelve extensions, five changes in terms, three rate reductions, two forbearances, one term out, and one interest only structure change. All were performing as agreed except for seven extensions, four changes to amortizing loans and one term out. The Company generally requires TDRs that are on non-accrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

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

The allowance for loan and lease losses totaled $6,265,000 or 2.16% of total loans and leases at March 31, 2012 compared to $7,041,000 or 2.34% of total loans and leases at December 31, 2011. The Company establishes general and specific reserves in accordance with the generally accepted accounting principles. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 58.6% at March 31, 2012 and 52.5% at December 31, 2011. The allowance for loans and leases as a percentage of impaired loans and leases was 21.7% at March 31, 2012 and 23.4% at December 31, 2011. Of the total non-performing and impaired loans and leases outstanding as of March 31, 2012, there were $5,431,000 in loans or leases that had been reduced by partial charge-offs of $2,874,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s allowance for loan and lease losses as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended March 31,
	2012	2011

Average loans and leases outstanding	$297,098	$337,670

Allowance for loan and lease losses at beginning of period	$7,041	$7,585

Loans and leases charged off:
Commercial	(48)	(291)
Real estate	(736)	(1,448)
Lease financing receivable	(8)	—
Agriculture	(202)	—
Consumer	(410)	(6)
Total	(1,404)	(1,745)
Recoveries of loans and leases previously charged off:
Commercial	—	133
Real estate	48	—
Lease financing receivable	—	—
Consumer	—	14
Total	48	147
Net loans and leases charged off	(1,356)	(1,598)
Additions to allowance charged to operating expenses	580	1,375
Allowance for loan and lease losses at end of period	$6,265	$7,362
Ratio of net charge-offs to average loans and leases outstanding (annualized)	1.84%	1.92%
Provision for loan and lease losses to average loans and leases outstanding (annualized)	0.79%	1.65%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.16%	2.21%

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

Other Real Estate Owned

At March 31, 2012, the Company had 21 other real estate owned (“OREO”) properties totaling $10,733,000. This compares to 21 properties totaling $8,190,000 at December 31, 2011 and 17 properties totaling $3,742,000 at March 31, 2010. During the first quarter of 2012, the Company sold four properties with balances of $497,000 for a loss of $30,000 and added four properties to OREO with fair values less costs to sell totaling $3,245,000 after writing the related loans down by $194,000 through the allowance for loan losses. Of the four properties added during the quarter, one is twenty-three acres of undeveloped land in Amador County carried at $128,000; one property is commercial office buildings in El Dorado County carried at $2,077,000; one is a commercial retail building in Sacramento County carried at $671,000; and the other is a commercial industrial building in Sacramento County carried at $369,000.

The Company periodically obtains property valuations to determine whether the recorded book value represents fair value. During the first quarter of 2012, this valuation process resulted in the Company reducing the book value of the OREO properties by $60,000. In addition, the Company received an updated appraisal on a property that was obtained in late 2011 resulting in a write down to the allowance for loan and lease losses of $74,000. At March 31, 2012, OREO included a valuation reserve of $127,000. This compares to a reserve balance of $63,000 at March 31, 2011 and $56,000 at December 31, 2011. The Company believes that all 21 OREO properties owned at March 31, 2012 are carried approximately at fair value.

Deposits

At March 31, 2012, total deposits were $476,582,000 representing a $14,297,000 (3.1%) increase from the December 31, 2011 balance of $462,285,000. The Company’s deposit growth plan for 2012 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts and allow higher cost time deposits to mature and close. The Company experienced increases in noninterest-bearing ($3,214,000 or 2.4%), interest-bearing checking ($3,505,000 or 8.0%), money market ($1,882,000 or 1.4%), savings ($2,955,000 or 6.2%), and time deposits ($2,741,000 or 2.8%) accounts during the first quarter of 2012.

Other Borrowed Funds

Other borrowings outstanding as of March 31, 2012 and December 31, 2011, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	March 31, 2012			December 31, 2011
	Amount		Rate	Amount	Rate
Short-term borrowings:

FHLB advances	$			$5,000	2.08%

Long-term borrowings:

FHLB advances		$14,000	1.80%	$14,000	1.80%

The maximum amount of short-term borrowings at any month-end during the first quarters of 2012 and 2011 was zero and $12,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$—	$14,000
Maturity	—	2013 to 2016
Average rates	—%	1.80%

The Company has also been issued a total of $10,000,000 in letters of credit by the FHLB which are pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2012 or 2011 and management does not currently expect to draw upon these lines in the foreseeable future. See the Liquidity section that follows for additional information on FHLB borrowings.

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

At March 31, 2012, shareholders’ equity was $94,148,000, representing an increase of $49,000 (0.1%) from $94,099,000 at December 31, 2011. The slight increase results from net income for the period, the stock based compensation, and the increase in other comprehensive income, offset by repurchases of common stock. The ratio of total risk-based capital to risk adjusted assets was 23.4% at March 31, 2012 and 22.8% at December 31, 2011. Tier 1 risk-based capital to risk-adjusted assets was 22.1% at March 31, 2012 and 21.5% at December 31, 2011. The leverage ratio was 13.1% at March 31, 2012 and 13.1% at December 31, 2011.

Table Ten below lists the Company’s actual capital ratios at March 31, 2012 and December 31, 2011 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At March 31, 2012	At December 31, 2011	Minimum Regulatory Capital Requirements

Leverage ratio	13.1%	13.1%	4.00%

Tier 1 Risk-Based Capital	22.1%	21.5%	4.00%

Total Risk-Based Capital	23.4%	22.8%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of March 31, 2012 and December 31, 2011.

On December 17, 2009, the Company filed a Current Report with the SEC on Form 8-K announcing the completion of an offering of approximately $24 million of its common stock. Effective July 27, 2009, the Company temporarily suspended both the payment of cash dividends and stock repurchases. On January 26, 2012, the Company approved and authorized a new stock repurchase program for 2012 (the “2012 Program”). See Part II, Item 2, for additional disclosure regarding the 2012 Program.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the quarters ended March 31, 2012 and 2011.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2012 were approximately $40,745,000 and $8,633,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2012, consolidated liquid assets totaled $181.7 million or 30.8% of total assets compared to $177.3 million or 30.5% of total assets on December 31, 2011. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At March 31, 2012, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2012, the Bank could have arranged for up to $91,356,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2012, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $24,000,000, leaving $67,356,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2012, the Company’s borrowing capacity at the Federal Reserve Bank was $26,785,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2012 and December 31, 2011, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $49,378,000 and $46,565,000 at March 31, 2012 and December 31, 2011, respectively. As a percentage of net loans and leases these off-balance sheet items represent 17.4% and 15.9%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2012 and December 31, 2011
(dollars in thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2012	$ Change in NII from Current 12 Month Horizon December 31, 2011
Variation from a constant rate scenario
+200bp	$528	$773
-200bp	$(772)	$(1,192)

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

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on March 2, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2012, the Company approved and authorized a new stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorizes the repurchase during 2012 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 494,500 shares based on the 9,890,909 shares outstanding as of January 26, 2012. Any repurchases under the 2012 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2012 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2012 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2012 Program at any time without notice. The following table lists shares repurchased during the quarter ended March 31, 2012 and the maximum amount available to repurchase under the repurchase plan.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
January 1 through January 31, 2012	None	N/A	None	494,500
Month #2
February 1 through February 29, 2012	32,202	$6.85	32,202	462,298
Month #3
March 1 through March 31, 2012	112,827	7.20	112,827	349,471
Total	145,029	$7.15	145,029

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description
(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Commission on August 8, 2008.

(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.

(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and Marjorie Wood Taylor, Trustee of the Marjorie Wood-Taylor Trust, dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California (**) and Amendment No. 2 thereto dated May 14, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 15, 2009.

(10.4)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.5)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2012.

*(10.6)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

(10.7)	Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

*(10.8)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.9)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.10)	Salary Continuation Agreement, as amended on February 21, 2008, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.11)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.12)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.13)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.14)	Lease agreement between Bank of Amador and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

*(10.15)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.16)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.17)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 22, 2005, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 27, 2005.

(10.18)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.

(10.19)	Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 16, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2009.

*(10.20)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; and the Seventh Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012.

*(10.21)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.22)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.23)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.24)	Employment Agreement dated September 20, 2006, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.25)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.26)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.27)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395
Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

(10.28)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.29)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.

*(10.31)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.32)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.33)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.
*(10.34)	Employment Agreement dated February 1, 2012, between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 8, 2012.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Registrant by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

AMERICAN RIVER BANKSHARES

May 7, 2012	By: /s/ DAVID T. TABER

David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 7, 2012	By: /s/ MITCHELL A. DERENZO

Mitchell A. Derenzo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	53

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	54

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	55