Form 10-Q
period 2012-06-30
AMERICAN RIVER BANKSHARES
filed 2012-08-09
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

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

No par value Common Stock – 9,328,481 shares outstanding at August 6, 2012.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

Exhibit Index		54

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	55
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	56
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	57

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	June 30, 2012	December 31, 2011

ASSETS

Cash and due from banks	$35,257	$23,768
Interest-bearing deposits in banks	1,000	1,250
Investment securities:
Available-for-sale, at fair value	221,846	208,711
Held-to-maturity, at amortized cost	3,049	4,010
Loans and leases, less allowance for loan and lease losses of $6,201 at June 30, 2012 and $7,041 at December 31, 2011	277,605	293,731
Premises and equipment, net	2,204	2,355
Federal Home Loan Bank stock	3,254	3,093
Goodwill and other intangible assets	16,404	16,504
Other real estate owned	10,366	8,190
Accrued interest receivable and other assets	18,687	19,906
	$589,672	$581,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$137,572	$133,440
Interest-bearing	337,982	328,845
Total deposits	475,554	462,285

Short-term borrowings	2,000	5,000
Long-term borrowings	12,000	14,000
Accrued interest payable and other liabilities	7,776	6,134

Total liabilities	497,330	487,419

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 9,328,481 shares at June 30, 2012 and 9,890,909 shares at December 31, 2011	67,901	72,016
Retained earnings	20,082	18,525
Accumulated other comprehensive income, net of taxes	4,359	3,558

Total shareholders’ equity	92,342	94,099
	$589,672	$581,518

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2012	2011	2012	2011

Interest income:
Interest and fees on loans	$4,238	$4,845	$8,554	$9,842
Interest on deposits in banks	3	5	6	11
Interest and dividends on investment securities:
Taxable	931	1,351	1,970	2,152
Exempt from Federal income taxes	148	166	300	316
Dividends	4	—	4	—
Total interest income	5,324	6,367	10,834	12,321
Interest expense:
Interest on deposits	418	592	853	1,223
Interest on borrowings	64	86	131	180
Total interest expense	482	678	984	1,403

Net interest income	4,842	5,689	9,850	10,918

Provision for loan and lease losses	375	1,700	955	3,075

Net interest income after provision for loan and lease losses	4,467	3,989	8,895	7,843

Noninterest income:
Service charges on deposit accounts	194	187	390	383
Gain on sale of securities	11	25	75	27
Other noninterest income	489	242	922	477
Total noninterest income	694	454	1,387	887

Noninterest expense:
Salaries and employee benefits	2,033	2,043	4,235	4,123
Occupancy	299	290	595	568
Furniture and equipment	202	174	392	361
Federal Deposit Insurance Corporation assessments	141	242	283	540
Expenses related to other real estate owned	468	507	842	709
Other expense	908	941	1,816	1,947
Total noninterest expense	4,051	4,197	8,163	8,248

Income before provision for income taxes	1,110	246	2,119	482

Provision for income taxes	265	25	562	55

Net income	$845	$221	$1,557	$427

Basic earnings per share	$0.09	$0.02	$0.16	$0.04
Diluted earnings per share	$0.09	$0.02	$0.16	$0.04

Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPRENENSIVE INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2012	2011	2012	2011

Net income	$845	$221	$1,557	$427
Other comprehensive income:
Increase in net unrealized gains on investment securities	761	1,649	1,380	1,863
Deferred tax expense	(302)	(654)	(534)	(739)
Increase in net unrealized gains on investment securities, net of tax	459	995	846	1,124

Reclassification adjustment for realized gains included in net income	(11)	(25)	(75)	(27)
Tax effect	5	10	30	11
Realized gains, net of tax	(6)	(15)	(45)	(16)

Total other comprehensive income	453	980	801	1,108
Comprehensive income	$1,298	$1,201	$2,358	$1,535

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total
	Shares	Amount	Retained Earnings	Comprehensive Income	Shareholders’ Equity

Balance, January 1, 2011	9,874,867	71,814	16,021	1,709	89,544

Net income			2,504		2,504
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,849	1,849

Net restricted stock awarded and related compensation expense	16,042	86			86
Stock option compensation expense		116			116

Balance, December 31, 2011	9,890,909	72,016	18,525	3,558	94,099
Net income			1,557		1,557
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				801	801

Net restricted stock award activity and related compensation expense	12,961	52			52
Stock option compensation expense		27			27
Retirement of common stock	(575,389)	(4,194)			(4,194)

Balance, June 30, 2012	9,328,481	$67,901	$20,082	$4,359	$92,342

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$1,557	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	955	3,075
Decrease in deferred loan origination fees, net	(70)	(67)
Depreciation and amortization	816	373
Gain on sale and call of investment securities	(75)	(27)
Amortization of investment security premiums and discounts, net	2,060	1,122
Increase in cash surrender values of life insurance policies	(132)	(137)
Stock based compensation expense	79	108
Loss on sale and write-down of other real estate owned	373	260
Decrease in accrued interest receivable and other assets	403	371
Increase (decrease) in accrued interest payable and other liabilities	1,642	(999)

Net cash provided by operating activities	7,608	4,506

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	5,543	632
Proceeds from matured available-for-sale investment securities	665	130
Proceeds from called available-for-sale investment securities	195	1,145
Purchases of available-for-sale investment securities	(43,475)	(24,557)
Proceeds from principal repayments for available- for-sale investment securities	23,284	12,156
Proceeds from principal repayments for held-to- maturity investment securities	964	1,179
Net decrease (increase) in interest-bearing deposits in banks	250	(1)
Net decrease in loans	11,886	17,197
Proceeds from sale of other real estate	807	678
Net (increase) decrease in FHLB stock	(161)	282
Purchases of equipment	(152)	(311)

Net cash (used in) provided by investing activities	(194)	8,530

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$9,032	$(1,868)
Net increase (decrease) in time deposits	4,237	(7,991)
Net decrease in short-term borrowings	(3,000)	—
Net decrease in long-term borrowings	(2,000)	—
Cash paid to repurchase common stock	(4,194)	—

Net cash provided by (used in) financing activities	$4,075	$(9,859)

Increase in cash and cash equivalents	11,489	3,177

Cash and cash equivalents at beginning of year	23,768	31,871

Cash and cash equivalents at end of period	$35,257	$35,048

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at June 30, 2012 and December 31, 2011, the results of its operations for the three and six month periods ended June 30,2012 and 2011, its cash flows for the six-month periods ended June 30, 2012 and 2011 and its statement of changes in shareholders’ equity for the year ended December 31, 2011 and the six months ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 annual report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2012 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 329,195 options remain outstanding at June 30, 2012. The total number of authorized shares that remain available for issuance under the 2010 Plan is 1,463,531. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonstatutory agreements and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended June 30, 2012 and 2011, the compensation cost recognized for equity compensation was $46,000 and $36,000, respectively. The recognized tax benefit for equity compensation expense was $14,000 and $9,000, for the three-month periods ended June 30, 2012 and 2011, respectively. For the six-month periods ended June 30, 2012 and 2011, the compensation cost recognized for equity compensation was $79,000 and $108,000, respectively. The recognized tax benefit for equity compensation expense was $22,000 and $29,000, for the six-month periods ended June 30, 2012 and 2011, respectively.

At June 30, 2012, the total compensation cost related to nonvested stock option awards not yet recorded is $72,000. This amount will be recognized over the next 5.0 years and the weighted average period of recognizing these costs is expected to be 1.6 years. At June 30, 2012, the total compensation cost related to restricted stock awards not yet recorded is $193,000. This amount will be recognized over the next 5.0 years and the weighted average period of recognizing these costs is expected to be 1.3 years.

Equity Plans Activity

Stock Options

There were 17,329 stock options awarded during the three and six-month periods ended June 30, 2012 at an average exercise price of $7.07. The weighted average grant date fair value of options granted for the three and six- month periods ended June 30, 2012 was $2.31. There were no stock options awarded during the three- and six-month periods ended June 30, 2011. A summary of option activity under the Plans as of June 30, 2012 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	358,198	$17.25	4.0 years	$—
Granted	17,329	7.07	9.9 years	4
Exercised	—	—	—	—
Cancelled	29,003	16.92	—	—
Outstanding at June 30, 2012	346,524	$16.77	4.2 years	$4
Vested at June 30, 2012	298,803	$17.91	3.7 years	$—
Non-vested at June 30, 2012	47,721	$9.61	7.6 years	$4

Restricted Stock

There were 16,207 shares of restricted stock awarded during the three- and six-month periods ended June 30, 2012. Of the 16,207 restricted common shares, 9,898 will vest one year from the date of the award and 6,309 will vest over five years at 20% per year from the date of the award. There was no restricted stock awarded during the three and six-month periods ended June 30, 2011. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant ($7.07 on May 16, 2012).

There were no restricted awards that were fully vested during the three and six-month periods ended June 30, 2012 and 2011. There were zero and 3,246 awards that had been forfeited during the three and six-month periods ended June 30, 2012 and 2,860 awards that had been forfeited during the three and six-month periods ended June 30, 2011. The intrinsic value of nonvested restricted stock at June 30, 2012 was $328,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	32,078	$5.96
Awarded	16,207	7.07
Vested	—	—
Cancelled	(3,246)	6.54
Nonvested at June 30, 2012	45,039	$6.32

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three or six month periods ended June 30, 2012 or 2011.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $7.28 as of June 30, 2012.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $32,592,000 and standby letters of credit of approximately $8,355,000 at June 30, 2012 and loan commitments of approximately $36,479,000 and standby letters of credit of approximately $10,086,000 at December 31, 2011. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2012 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2012 or December 31, 2011.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (9,518,897 and 9,671,083 shares for the three-month and six-month periods ended June 30, 2012, and 9,845,533 for the three-month and six-month periods ended June 30, 2011). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 13,306 and 11,794, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2012 and 11,960 and 10,541, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2011. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at June 30, 2012 and December 31, 2011 consisted of the following (dollars in thousands):

Available-for-Sale

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$185,047	$5,677	$(62)	$190,662
Obligations of states and political subdivisions	27,963	1,665	(16)	29,612
Corporate bonds	1,507	—	(7)	1,500
Equity securities:
Corporate stock	64	8	—	72
	$214,581	$7,350	$(85)	$221,846

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$175,038	$4,570	$(154)	$179,454
Obligations of states and political subdivisions	27,678	1,510	—	29,188
Equity securities:
Corporate stock	65	4	—	69
	$202,781	$6,084	$(154)	$208,711

Net unrealized gains on available-for-sale investment securities totaling $7,265,000 were recorded, net of $2,906,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2012. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended June 30, 2012 totaled $830,000 and $11,000, respectively, and for the six-month period ended June 30, 2012 totaled $5,738,000 and $75,000, respectively. There were no transfers of available-for-sale investment securities for the three- and six-month periods ended June 30, 2012.

Net unrealized gains on available-for-sale investment securities totaling $5,930,000 were recorded, net of $2,372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2011. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended June 30, 2011 totaled $1,306,000 and $25,000, respectively, and the six-month period ended June 30, 2011 totaled $1,777,000 and $27,000, respectively. There were no transfers of available-for-sale investment securities for the three- and six-month periods ended June 30, 2011.

Held-to-Maturity
	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$3,049	$187	$—	$3,236

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated air Value
Debt securities:
Mortgage-backed securities	$4,010	$221	$—	$4,231

There were no sales or transfers of held-to-maturity investment securities for the periods ended June 30, 2012 and June 30, 2011. Investment securities with unrealized losses at June 30, 2012 and December 31, 2011 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2012

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$17,068	$(62)	—	—	$17,068	$(62)
Obligations of states and political subdivisions	1,431	(16)	—	—	1,431	(16)
Corporate bonds	1,500	(7)	—	—	1,500	(7)
Equity Securities:
Corporate stock	—	—	—	—	—	—
	$19,999	$(85)	$—	$—	$19,999	$(85)

	2011

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$23,749	$(154)	—	—	$23,749	$(154)
	$23,749	$(154)	$—	$—	$23,749	$(154)

There were no held-to-maturity investment securities with unrealized losses as of June 30, 2012 or December 31, 2011.

At June 30, 2012, the Company held 191 securities of which ten were in a loss position for less than twelve months and none were in a loss position for twelve months or more. Of the ten securities in a loss position, seven are mortgage-backed securities, two are obligations of states and political subdivisions, and one is a corporate bond. At December 31, 2011, the Company held 189 securities of which eleven were in a loss position for less than twelve months and none were in a loss position for twelve months or more. All eleven securities in a loss position were mortgage-backed securities.

The unrealized loss on the Company’s investments in mortgage-backed securities, obligations of states and political subdivisions, and corporate bonds, is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be until maturity, management does not consider these investments to be other-than-temporarily impaired.

The amortized cost and estimated fair values of investment securities at June 30, 2012 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$345	$348
After one year through five years	3,651	3,723
After five years through ten years	10,985	11,646
After ten years	14,489	15,395
	29,470	31,112
Investment securities not due at a single maturity date:
Mortgage-backed securities	185,047	190,662	$3,049	$3,236
Corporate stock	64	72	—	—
	$214,581	$221,846	$3,049	$3,236

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At June 30, 2012 and December 31, 2011, the recorded investment in nonperforming loans and leases was approximately $10,673,000 and $13,423,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At June 30, 2012, the recorded investment in loans and leases that were considered to be impaired totaled $29,565,000, which includes $10,673,000 in nonaccrual loans and leases and $18,892,000 in performing loans and leases. Of the total impaired loans of $29,565,000, loans totaling $14,241,000 were deemed to require no specific reserve and loans totaling $15,324,000 were deemed to require a related valuation allowance of $1,238,000. At December 31, 2011, the recorded investment in loans and leases that were considered to be impaired totaled $30,085,000 and had a related valuation allowance of $1,680,000. If interest had been accruing on the nonperforming loans, such income would have approximated $200,000 and $465,000 for the three months ended June 30, 2012 and 2011, respectively, and approximated $472,000 and $890,000 for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012 and December 31, 2011, the recorded investment in other real estate owned (“OREO”) was $10,366,000 and $8,190,000, respectively. In addition, at December 31, 2011, the Company owned one repossessed mobile home classified on the balance sheet in accrued interest receivable and other assets with a book value of $55,000. For the three months ended March 31, 2012, the Company transferred four properties with loan balances in the amount of $3,439,000 to OREO and wrote these balances down by $194,000 to $3,245,000, and sold four properties with balances of $497,000 for a net loss of $30,000. In addition to the $194,000 in write downs, the Company also adjusted balances through charges to the allowance for loan and lease losses of $74,000 and OREO expense of $60,000 for properties obtained in the prior quarter. For the three months ended June 30, 2012, the Company transferred one property into OREO with a loan balance of $244,000 and the Company sold two properties and a mobile home with balances of $406,000 for a loss of $39,000. The property added during the quarter was adjusted to its current carrying value of $212,000, which is equal to fair value less selling costs. The single property added consisted of three contiguous undeveloped parcels in Amador County, which are zoned residential. One parcel is approximately eleven acres and the other two parcels are approximately five acres each.

The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the second quarter of 2012, this valuation process resulted in the Company reducing the book value of seven properties by $285,000. Of this adjustment, $216,000 was charged to OREO expense, $45,000 was an adjustment to receivables, and $24,000 was charged to the allowance for loan and lease loss.

The June 30, 2012 OREO balance of $10,366,000 consists of twenty properties including eight commercial real estate properties in the amount of $7,831,000, six residential land properties in the amount of $1,713,000, one commercial land property totaling $258,000 and five residential real estate properties in the amount of $564,000.

Nonperforming loans and leases and OREO at June 30, 2012 and December 31, 2011 are summarized as follows:

(in thousands)	June 30, 2012	December 31, 2011

Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$654	$396
Nonaccrual loans and leases that are past due	10,019	13,027
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	10,366	8,190
Total nonperforming assets	$21,039	$21,613

Nonperforming loans and leases to total loans and leases	3.76%	4.46%
Total nonperforming assets to total assets	3.57%	3.73%

Impaired loans and leases as of and for the periods ended June 30, 2012 and December 31, 2011 are summarized as follows:

(in thousands)	As of June 30, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Commercial	$2,534	$4,147	$—	$3,069	$3,089	$—
Real estate-commercial	9,951	10,731	—	4,723	6,428	—
Real estate-multi-family	—	—	—	17	17	—
Real estate-construction	1,719	1,790	—	—	—	—
Real estate-residential	—	—	—	180	180	—
Leases	—	—	—	17	17	—
Consumer	37	37	—	133	133	—
Subtotal	$14,241	$16,705	$—	$8,139	$9,864	$—

With an allowance recorded:

Commercial	$2,810	$2,810	$393	$2,054	$3,705	$538
Real estate-commercial	8,717	8,780	447	13,504	13,853	707
Real estate-multi-family	1,176	1,176	78	1,187	1,280	5
Real estate-construction	74	260	14	2,083	2,402	147
Real estate-residential	1,994	1,994	107	1,936	1,936	118
Agriculture	393	594	150	597	597	89
Consumer	160	160	49	585	585	76
Subtotal	$15,324	$15,774	$1,238	$21,946	$24,358	$1,680

Total:

Commercial	$5,344	$6,957	$393	$5,123	$6,794	$538
Real estate-commercial	18,668	19,511	447	18,227	20,281	707
Real estate-multi-family	1,176	1,176	78	1,204	1,297	5
Real estate-construction	1,793	2,050	14	2,083	2,402	147
Real estate-residential	1,994	1,994	107	2,116	2,116	118
Leases	—	—	—	17	17	—
Agriculture	393	594	150	597	597	89
Consumer	197	197	49	718	718	76
	$29,565	$32,479	$1,238	$30,085	$34,222	$1,680

The following table presents the average balance related to impaired loans and leases for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Commercial	$5,256	$4,490	$5,123	$6,285
Real estate-commercial	17,743	20,801	15,899	21,304
Real estate-multi-family	1,187	1,894	1,228	1,897
Real estate-construction	1,937	4,905	1,852	4,740
Real estate-residential	2,253	4,314	1,543	3,998
Leases	4	—	—	—
Agriculture	395	489	495	490
Consumer	457	452	212	479
Total	$29,232	$38,345	$26,352	$39,193

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Commercial	$23	$32	$74	$92
Real estate-commercial	210	187	330	323
Real estate-multi-family	15	8	30	17
Real estate-construction	—	6	—	12
Real estate-residential	25	38	45	67
Leases	—	—	—	—
Agriculture	—	3	—	3
Consumer	3	3	8	13
Total	$276	$277	$487	$527

7. TROUBLED DEBT RESTRUCTURINGS

At June 30, 2012, there were 28 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, 19 were modified and are currently performing (less than ninety days past due) totaling $7,753,000 and 9 are considered nonperforming (and included in the $10,673,000 noted above in Note 6), totaling $2,746,000. At June 30, 2012 and December 31, 2011, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

The Company has allocated $500,000 and $535,000 of specific reserves to loans whose terms have been modified as troubled debt restructurings as of June 30, 2012 and December 31, 2011.

During the six-month period ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings during the three months ended June 30, 2012 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Commercial	4	$646	$646
Real estate – commercial	4	1,299	1,299
Real estate – multi-family	1	274	274
Total	9	$2,219	$2,219

The following table presents loans by class modified as troubled debt restructurings during the six months ended June 30, 2012 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Commercial	5	$693	$693
Real estate – commercial	6	3,509	3,509
Real estate – multi-family	2	539	539
Real estate – residential	3	921	808
Other – agriculture	1	410	410
Other – consumer	2	31	31
Total	19	$6,103	$5,990

The troubled debt restructurings described above increased the allowance for loan and lease losses by $96,000 and resulted in charge offs of $113,000 during the six months ended June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period indicated (dollars in thousands):

Three months ended June 30, 2012	Number	Recorded
	of Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Commercial	2	$1,097
Consumer	1	5

Total	3	$1,102

Six months ended June 30, 2012	Number	Recorded
	of Loans	Investment
Troubled debt restructurings that subsequently defaulted:
Commercial	1	$863
Real estate – commercial	6	2,357
Consumer	1	5

Total	8	$3,225

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of June 30, 2012 and December 31, 2011 are summarized below:

June 30, 2012	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$30,067	$147,935	$6,921	$6,827	$16,636
Watch	1,638	19,423	1,193	327	1,588
Special mention	1,178	14,302	445	1,225	830
Substandard	3,640	11,157	518	1,757	902
Doubtful	714	—	—	—	—
Total	$37,237	$192,817	$9,077	$10,136	$19,956

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$1,307	$2,917	$8,594	$221,204
Watch	—	—	694	24,863
Special mention	—	408	77	18,465
Substandard	5	392	420	18,791
Doubtful	—	—	—	714
Total	$1,312	$3,717	$9,785	$284,037

December 31, 2011	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$33,856	$164,117	$5,669	$6,462	$16,215
Watch	1,540	20,673	1,204	984	1,163
Special mention	2,173	7,187	449	827	1,372
Substandard	3,794	11,938	258	2,083	945
Doubtful	745	128	—	—	—
Total	$42,108	$204,043	$7,580	$10,356	$19,695

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$1,708	$3,416	$9,684	$241,127
Watch	—	570	237	26,371
Special mention	—	—	264	12,272
Substandard	17	597	799	20,431
Doubtful	—	—	—	873
Total	$1,725	$4,583	$10,984	$301,074

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

June 30, 2012

(dollars in thousands)

		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance	$1,536	$3,156	$198	$582	$609	$79	$167	$348	$366	$7,041
Provision for loan losses	(320)	703	70	(151)	6	(76)	241	510	(28)	955
Loans charged-off	(151)	(845)	(8)	(82)	(113)	(8)	(202)	(492)		(1,901)
Recoveries	—	65	3	22	—	6	—	10		106

Ending balance allocated to portfolio segments	$1,065	$3,079	$263	$371	$502	$1	$206	$376	$338	$6,201

Ending balance:
Individually evaluated for impairment	$393	$447	$78	$14	$107	$—	$150	$49	$—	$1,238

Ending balance:
Collectively evaluated for impairment	$672	$2,631	$185	$357	$395	$1	$56	$327	$338	$4,962

Loans

Ending balance	$37,237	$192,817	$9,077	$10,136	$19,956	$1,312	$3,717	$9,785	$—	$284,037

Ending balance:
Individually evaluated for impairment	$5,344	$18,668	$1,176	$1,793	$1,994	$—	$393	$197	$—	$29,565

Ending balance:
Collectively evaluated for impairment	$31,893	$174,149	$7,901	$8,343	$17,962	$1,312	$3,324	$9,588	$—	$254,472

December 31, 2011
(dollars in thousands)		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-		Un-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	allocated	Total
Ending balance:
Individually evaluated for impairment	$538	$707	$5	$147	$118	$—	$89	$76	$—	$1,680

Ending balance:
Collectively evaluated for impairment	$998	$2,449	$193	$435	$491	$79	$78	$272	$366	$5,361

Loans

Ending balance	$42,108	$204,043	$7,580	$10,356	$19,695	$1,725	$4,583	$10,984	$—	$301,074

Ending balance:
Individually evaluated for impairment	$5,123	$18,227	$1,204	$2,083	$2,116	$17	$597	$718	$—	$30,085

Ending balance:
Collectively evaluated for impairment	$36,985	$185,816	$6,376	$8,273	$17,579	$1,708	$3,986	$10,266	$—	$270,989

June 30, 2011
(dollars in thousands)		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585
Charge-offs	(509)	(1,491)	(83)	(217)	(602)	—	(241)	(27)	—	(3,170)
Recoveries	141	—	—	—	1	—	241	14	—	397
Provision	235	1,390	158	(378)	546	94	12	97	921	3,075
Ending balance	$2,441	$2,614	$190	$495	$526	$101	$143	$305	$1,072	$7,887

The Company’s aging analysis of the loan and lease portfolio at June 30, 2012 and December 31, 2011 are summarized below:

June 30, 2012
(dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$461	$74	$3,362	$3,897	$33,340	$37,237	—	$3,713
Real estate:							—
Commercial	1,727	994	3,991	6,712	186,105	192,817	—	4,607
Multi-family	—	—	—	—	9,077	9,077	—	—
Construction	—	—	1,793	1,793	8,343	10,136	—	1,793
Residential	51	—	—	51	19,905	19,956	—	—
Other:
Leases	—	—	5	5	1,307	1,312	—	5
Agriculture	—	—	393	393	3,324	3,717	—	393
Consumer	106	—	100	206	9,579	9,785	4	162
Total	$2,345	$1,068	$9,644	$13,057	$270,980	$284,037	$4	$10,673

December 31, 2011
(dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$60	$277	$2,472	$2,809	$39,299	$42,108	—	$2,775
Real estate:
Commercial	2,318	1,527	5,271	9,116	194,927	204,043	—	7,469
Multi-family	—	—	257	257	7,323	7,580	—	257
Construction	—	244	1,967	2,211	8,145	10,356	—	2,083
Residential	—	—	—	—	19,695	19,695	—	—
Other:
Leases	—	—	17	17	1,708	1,725	—	17
Agriculture	—	—	597	597	3,986	4,583	—	597
Consumer	188	411	139	738	10,246	10,984	—	225

Total	$2,566	$2,459	$10,720	$15,745	$285,329	$301,074	$—	$13,423

9. BORROWING ARRANGEMENTS

At June 30, 2012, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2012 or December 31, 2011.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $14,000,000 were outstanding from the FHLB at June 30, 2012, bearing interest rates ranging from 0.67% to 2.73% and maturing between May 20, 2013 and July 10, 2016. Advances totaling $19,000,000 were outstanding from the FHLB at December 31, 2011, bearing interest rates ranging from 0.67% to 2.73% and maturing between January 9, 2012 and July 20, 2016. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2012 and December 31, 2011 totaled $65,801,000 and $62,242,000, respectively. The increased borrowing capacity during 2012 resulted from the reduction in outstanding borrowings. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at June 30, 2012 and December 31, 2011 were $26,226,000 and $30,396,000, respectively. The decreased borrowing capacity during 2012 resulted from the decrease in the pledged loan collateral. There were no advances outstanding under this borrowing arrangement as of June 30, 2012 and December 31, 2011.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three- and six-month periods ended June 30, 2012 and 2011.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2012 and December 31, 2011. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
June 30, 2012	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$35,257	$35,257			$35,257
Interest-bearing deposits in banks	1,000		$1,000		1,000
Available-for-sale securities	221,846	13	221,833		221,846
Held-to-maturity securities	3,049		3,236		3,236
FHLB stock	3,254	N/A	N/A	N/A	N/A
Net loans and leases:	277,605			275,070	275,070
Accrued interest receivable	1,908			1,908	1,908

Financial liabilities:
Deposits:
Noninterest-bearing	$137,572	$137,572			$137,572
Savings	51,491	51,491			51,491
Money market	134,528	134,528			134,528
NOW accounts	50,003	50,003			50,003
Time, $100,000 or more	74,814		75,725		75,725
Other time	27,146		27,390		27,390
Short-term borrowings	2,000	2,000			2,000
Long-term borrowings	12,000		12,121		12,121
Accrued interest payable	168		168		168

	Carrying	Fair Value Measurements Using:
December 31, 2011	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$23,768	$23,768			$23,768
Interest-bearing deposits in banks	1,250		$1,254		1,254
Available-for-sale securities	208,711	9	208,702		208,711
Held-to-maturity securities	4,010		4,231		4,231
FHLB stock	3,093	N/A	N/A	N/A	N/A
Net loans and leases:	293,731			$290,505	290,505
Accrued interest receivable	1,952			1,952	1,952

Financial liabilities:
Deposits:
Noninterest-bearing	$133,440	$133,440			$133,440
Savings	47,919	47,919			47,919
Money market	139,244	139,244			139,244
NOW accounts	43,959	43,959			43,959
Time, $100,000 or more	69,464		70,143		70,143
Other time	28,259		28,513		28,513
Short-term borrowings	5,000	5,000			5,000
Long-term borrowings	14,000		14,326		14,326
Accrued interest payable	226		226		226

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at June 30, 2012 and December 31, 2011:

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

Deposits: The fair values disclosed for demand deposits (e.g. interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount) resulting in a Level 1 classification. For time deposits, the fair values for fixed rate certificates of deposit are estimated using a discounted cash flow methodology that applies market interest rates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at June 30, 2012 and December 31, 2011.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

June 30, 2012
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$190,662		$190,662
Obligations of states and political subdivisions	29,612		29,612
Corporate bonds	1,500		1,500
Corporate stock	72	$13	59
Total recurring	$221,846	$13	$221,833	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$998	$—	$—	$998	$103
Real estate:
Commercial	3,139	—	—	3,139	(273)
Multi-family	—	—	—	—	—
Construction	862	—	—	862	43
Residential	—	—	—	—	—
Other:
Agriculture	393	—	—	393	(262)
Consumer	46	—	—	46	(56)
Other real estate owned	10,366	—	—	10,366	(373)
Total nonrecurring	$15,804	$—	$—	$15,804	$(818)

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2011
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$179,454	—	$179,454	—	—
Obligations of states and political subdivisions	29,188	—	29,188	—	—
Corporate stock	69	$9	60
Total recurring	$208,711	$9	$208,702	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,828	$—	$—	$1,828	$(181)
Real estate:
Commercial	7,982	—	—	7,982	(489)
Construction	2,083	—	—	2,083	(422)
Other:
Agriculture	597	—	—	597	(330)
Consumer	565	—	—	565	(66)
Other real estate owned	8,190	—	—	8,190	(1,002)
Total nonrecurring	$21,245	$—	$—	$21,245	$(2,490)

There were no significant transfers between Levels 1 and 2 during the three-month and six-month periods ended June 30, 2012 or the twelve months ended December 31, 2011.

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities – Fair values for investment securities are based on quoted market prices, if available, and are considered Level 1, or evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and are considered Level 2. Pricing applications apply available information, as applicable, through processes such as benchmark curves, benchmarking to like securities, sector groupings and matrix pricing.

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

Item2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2011 and June 30, 2012 and its income and expense accounts for the three-month and six-month periods ended June 30, 2012 and 2011. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at June 30, 2012 or 2011 or for the three-month and six-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 114 full-time employees as of June 30, 2012.

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

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2012, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $845,000 for the quarter ended June 30, 2012, which was an increase of $624,000 compared to $221,000 reported for the same period of 2011. Diluted earnings per share for the second quarter of 2012 were $0.09 compared to $0.02 recorded in the second quarter of 2011. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the second quarter of 2012 were 3.64% and 0.58%, respectively, as compared to 0.97% and 0.16%, respectively, for the same period in 2011.

Net income for the six months ended June 30, 2012 and 2011 was $1,557,000 and $427,000, respectively, with diluted earnings per share of $0.16 in 2012 and $0.04 in 2011. For the first six months of 2012, ROAE was 3.33% and ROAA was 0.54% compared to 0.95% and 0.15%, respectively, for the same period in 2011.

Total assets of the Company increased by $8,154,000 (1.4%) from $581,518,000 at December 31, 2011 to $589,672,000 at June 30, 2012. Net loans totaled $277,605,000 at June 30, 2012, down $16,126,000 (5.5%) from $293,731,000 at December 31, 2011. Deposit balances at June 30, 2012 totaled $475,554,000, up $13,269,000 (2.9%) from the $462,285,000 at December 31, 2011.

The Company ended the second quarter of 2012 with a leverage capital ratio of 12.8%, a Tier 1 capital ratio of 21.7%, and a total risk-based capital ratio of 23.0% compared to 13.1%, 21.5%, and 22.8%, respectively, at December 31, 2011. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income
(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Interest income*	$5,399	$6,422	$10,983	$12,426
Interest expense	(482)	(678)	(984)	(1,403)
Net interest income*	4,917	5,744	9,999	11,023
Provision for loan and lease losses	(375)	(1,700)	(955)	(3,075)
Noninterest income	694	454	1,387	887
Noninterest expense	(4,051)	(4,197)	(8,163)	(8,248)
Provision for income taxes	(265)	(25)	(562)	(55)
Tax equivalent adjustment	(75)	(55)	(149)	(105)
Net income	$845	$221	$1,557	$427

Average total assets	$570,683	$570,683	$573,636	$573,636
Net income (annualized) as a percentage of average total assets	0.58%	0.16%	0.54%	0.15%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.93% for the three months ended June 30, 2012, 4.58% for the three months ended June 30, 2011, 3.97% for the six months ended June 30, 2012 and 4.41% for the six months ended June 30, 2011.

The fully taxable equivalent interest income component for the second quarter of 2012 decreased $1,023,000 (15.9%) to $5,399,000 compared to $6,422,000 for the three months ended June 30, 2011. The decrease in the fully taxable equivalent interest income for the second quarter of 2012 compared to the same period in 2011 is broken down by rate (down $848,000) and volume (down $175,000). The rate decrease can be attributed to the overall lower interest rate environment and lower average loan balances replaced with higher average investment securities. While forgone interest on nonaccrual loans has decreased, it continues to negatively impact the yield on earning assets. During the second quarter of 2012, foregone interest income on nonaccrual loans was approximately $200,000, compared to foregone interest of $465,000 during the second quarter of 2011. The foregone interest of $200,000 had a 19 basis point negative impact on the yield on earning assets. The average balance of earning assets increased $1,124,000 (0.2%) from $502,505,000 in the second quarter of 2011 to $503,629,000 in the second quarter of 2012; however, there was a significant change in the average earning asset mix during these periods, due to an increase in investment securities, offset by a decrease in loan balances. Principal reductions from loan balances were invested into investment securities. When compared to the second quarter of 2011, average loan balances were down $39,300,000 (12.0%) to $287,869,000 for the second quarter of 2012 and average investment securities were up $41,390,000 (23.9%) to $214,856,000 for the second quarter of 2012. The overall low interest rate environment and the change in the asset mix (lower loan totals and higher investment security totals) resulted in a 82 basis point decrease in the yield on average earning assets from 5.13% for the second quarter of 2011 to 4.31% for the second quarter of 2012. The volume decrease of $175,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans.

Total fully taxable equivalent interest income for the six months ended June 30, 2012 decreased $1,443,000 (11.6%) to $10,983,000 compared to $12,426,000 for the six months ended June 30, 2011. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2012 over the same period in 2011 resulted from decreases in rate (down $1,032,000) and a decrease in volume (down $411,000). Average earning assets increased $3,123,000 (0.6%) during the first six months of 2012 as compared to the same period in 2011. Average loan balances decreased $39,905,000 (12.0%) during that same period and average investment securities balances increased $44,009,000 (26.0%).

Interest expense was $482,000 or $196,000 (28.9%) lower in the second quarter of 2012 versus the prior year period. The average balances on interest bearing liabilities were $304,000 (0.1%) higher in the second quarter of 2012 compared to the same quarter in 2011. The slightly higher balances did not impact the overall interest expense, as the lower rate was the main cause for the decrease in interest expense. The net $196,000 decrease in interest expense during the second quarter of 2012 compared to the second quarter of 2011 was due to lower rates (down $190,000) and lower volume (down $6,000). The Company focused its marketing efforts on replacing higher cost time deposits with lower cost checking, savings, and money market accounts. Average time deposit balances were down $2,177,000 (2.1%) during the second quarter of 2012 compared to the second quarter of 2011, while average interest checking, savings, and money market accounts were up $3,008,000 (1.3%) during that same time period. The Company continues to have success attracting new deposit relationships as a direct result of its business development efforts. The decrease of $190,000 in rates is a result of the lower overall interest rate environment. Rates paid on interest bearing liabilities decreased 22 basis points from 0.78% to 0.56% for the second quarter of 2011 compared to the second quarter of 2012.

Interest expense was $419,000 (29.9%) lower in the six-month period ended June 30, 2012 versus the prior year period. The average balances on interest-bearing liabilities were $2,285,000 (0.7%) lower in the six-month period ended June 30, 2012 compared to the same period in 2011. The lower balances, especially in the level of average time deposits accounted for a $21,000 decrease in interest expense. Average time deposit balances were down $5,119,000 (4.9%) during the first six months of 2012 compared to the same period in 2011. The decrease in interest expense was also aided by lower rates, which accounted for a $398,000 decrease in interest expense for the six-month period. Rates paid on interest-bearing liabilities decreased 24 basis points from the first six months of 2011 to the first six months of 2012 from 0.81% to 0.57%.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended June 30,	2012			2011
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$287,869	$4,238	5.92%	$327,169	$4,845	5.94%
Taxable investment Securities	185,300	931	2.02%	156,264	1,351	3.47%
Tax-exempt investment securities (2)	29,547	223	3.04%	17,187	221	5.16%
Corporate stock (2)	9	4	178.75%	15	—	—
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	904	3	1.33%	1,870	5	1.07%
Total earning assets	503,629	5,399	4.31%	502,505	6,422	5.13%
Cash & due from banks	38,085			34,014
Other assets	46,801			41,981
Allowance for loan & lease losses	(6,333)			(7,817)
	$582,182			$570,683

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$181,611	170	0.38%	$184,056	281	0.61%
Savings	51,223	31	0.24%	45,770	50	0.44%
Time deposits	100,941	217	0.86%	103,118	261	1.02%
Other borrowings	14,000	64	1.84%	14,527	86	2.37%
Total interest bearing liabilities	347,775	482	0.56%	347,471	678	0.78%
Noninterest bearing demand deposits	134,611			126,163
Other liabilities	6,364			5,878
Total liabilities	488,750			479,512
Shareholders’ equity	93,432			91,171
	$582,182			$570,683
Net interest income & margin (3)		$4,917	3.93%		$5,744	4.58%

(1)	Loan interest includes loan fees of $7,000 and $26,000, respectively, during the three months ended June 30, 2012 and June 30, 2011. Average loan balances include non-performing loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2012 and 2011.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (92 days in 2012 and 91 in 2011) and annualized to actual days in the year (366 days for 2012 and 365 days for 2011).

Six Months Ended June 30,	2012			2011
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$292,485	$8,554	5.88%	$332,390	$9,842	5.97%
Taxable investment securities	184,138	1,970	2.15%	153,205	2,152	2.83%
Tax-exempt investment securities (2)	29,179	449	3.09%	16,091	421	5.28%
Corporate stock (2)	9	4	89.38%	21	—	—
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	1,077	6	1.12%	2,058	11	1.08%
Total earning assets	506,888	10,983	4.36%	503,765	12,426	4.97%
Cash & due from banks	35,493			35,451
Other assets	46,439			42,207
Allowance for loan & lease losses	(6,657)			(7,787)
	$582,163			$573,636

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$182,653	362	0.40%	$183,738	576	0.63%
Savings	49,850	60	0.24%	45,800	104	0.46%
Time deposits	99,914	431	0.87%	105,033	543	1.04%
Other borrowings	14,797	131	1.78%	14,928	180	2.43%
Total interest-bearing liabilities	347,214	984	0.57%	349,499	1,403	0.81%
Noninterest-bearing demand deposits	134,690			127,980
Other liabilities	6,301			5,836
Total liabilities	488,205			483,315
Shareholders’ equity	93,958			90,321
	$582,163			$573,636
Net interest income & margin (3)		$9,999	3.97%		$11,023	4.41%

(1)	Loan interest includes loan fees of $11,000 and $28,000, respectively, during the six months ended June 30, 2012 and June 30, 2011. Average loan balances include non-performing loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2012 and 2011.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (183 days in 2012 and 181 in 2011) and annualized to actual days in the year (366 days for 2012 and 365 days for 2011).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended June 30, 2012 over 2011 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$(580)	$(27)	$(607)
Taxable investment securities	250	(670)	(420)
Tax exempt investment securities (3)	158	(156)	2
Corporate stock	—	4	4
Federal funds sold	—	—	—
Interest-bearing deposits in banks	(3)	1	(2)
Total	(175)	(848)	(1,023)
Interest-bearing liabilities:
Interest checking and money market	(4)	(107)	(111)
Savings deposits	6	(25)	(19)
Time deposits	(5)	(39)	(44)
Other borrowings	(3)	(19)	(22)
Total	(6)	(190)	(196)
Interest differential	$(169)	$(658)	$(827)

Six Months Ended June 30, 2012 over 2011 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$(1,185)	$(103)	$(1,288)
Taxable investment securities	436	(618)	(182)
Tax exempt investment securities (3)	343	(315)	28
Corporate stock	—	4	4
Federal funds sold	—	—	—
Interest-bearing deposits in banks	(5)	—	(5)
Total	(411)	(1,032)	(1,443)
Interest-bearing liabilities:
Interest checking and money market	(3)	(211)	(214)
Savings deposits	9	(53)	(44)
Time deposits	(26)	(86)	(112)
Other borrowings	(1)	(48)	(49)
Total	(21)	(398)	(419)
Interest differential	$(390)	$(634)	$(1,024)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)	Loan fees of $7,000 and $26,000, respectively, during the three months ended June 30, 2012 and June 30, 2011, and loan fees of $11,000 and $28,000, respectively, during the six months ended June 30, 2012 and June 30, 2011, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2012 and 2011.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $375,000 for loan and lease losses for the second quarter of 2012 as compared to $1,700,000 for the second quarter of 2011. Net loan and lease losses for the three months ended June 30, 2012 were $439,000 or 0.61% (on an annualized basis) of average loans and leases as compared to $1,175,000 or 1.44% (on an annualized basis) of average loans and leases for the three months ended June 30, 2011. For the first six months of 2012, the Company made provisions for loan and lease losses of $955,000 and net loan and lease losses were $1,795,000 or 1.23% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $3,075,000 and net loan and lease losses of $2,773,000 for the first six months of 2011 or 1.68% (on an annualized basis) of average loans and leases outstanding. The Company has continued to add to the allowance for loan and lease losses for 2012 as we continue to have a higher than historical average level of nonperforming loans and leases. The high level of nonperforming loans and leases is due to the impact that the overall challenging economy in the Company’s market areas and in the United States, has had on the Company’s borrowers. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service charges on deposit accounts	$194	$187	$390	$383
Gain on sale/call of securities	11	25	75	27
Merchant fee income	135	120	263	222
Bank owned life insurance	66	69	132	137
Income from OREO properties	229	—	392	—
Other	59	53	135	118
Total noninterest income	$694	$454	$1,387	$887

Noninterest income increased $240,000 (52.9%) to $694,000 for the three months ended June 30, 2012 as compared to $454,000 for the three months ended June 30, 2011. The increase from the second quarter of 2011 to the second quarter of 2012 was primarily related to rents received on properties obtained through foreclosure. For the second quarter of 2012, rental income was $229,000 compared to zero in the second quarter of 2011. The income from the rental properties results primarily from leased office properties the Company foreclosed upon in the fourth quarter of 2011 and the first quarter of 2012. For the six months ended June 30, 2012, noninterest income increased $500,000 (56.4%) to $1,387,000. The increase from the first six months of 2011 compared to the same period in 2012 was also related to higher rents received on properties obtained through foreclosure.

Noninterest Expense

Noninterest expense decreased $146,000 (3.5%) to a total of $4,051,000 in the second quarter of 2012 compared to $4,197,000 in the second quarter of 2012. Salary and employee benefits expense decreased $10,000 (0.6%) from $2,043,000 during the second quarter of 2011 to $2,033,000 during the second quarter of 2012. On a quarter-over-quarter basis, occupancy expense increased $9,000 (3.0%) and furniture and equipment expense increased $28,000 (16.1%). FDIC assessments decreased $101,000 (41.7%) during the second quarter of 2012 to $141,000, from $242,000 in the second quarter of 2011. OREO related expenses decreased $39,000 (6.8%) during the second quarter of 2012 to $468,000, from $507,000 in the second quarter of 2011. Other expense decreased $33,000 (3.5%) to a total of $908,000 in the second quarter of 2012 versus the second quarter of 2011. The increase in the furniture and equipment expense resulted from depreciation related to purchases of furniture and equipment, including software and three new ATM machines. The decrease in the FDIC assessments resulted from the change in the FDIC assessment methodology from a deposit based system to an asset risk-based system. The fully taxable equivalent efficiency ratio for the second quarter of 2012 increased to 71.3% from 66.8% for the second quarter of 2012. Since the Company experienced a decrease in noninterest expense during this time period the increase in the efficiency is related to a decrease in the net interest margin.

Noninterest expense for the six-month period ended June 30, 2012 was $8,163,000 versus $8,248,000 for the same period in 2011 for a decrease of $85,000 (1.0%). Salaries and benefits expense increased $112,000 (2.7%) from $4,123,000 for the six months ended June 30, 2011 to $4,235,000 for the same period in 2012. The increase in salary and benefits was due in part to an increase in taxes (up $27,000 or 9.7%) and benefits (up $61,000 or 9.2%). The increase in taxes is related to taxes paid on incentive payments and the increase in benefits relates primarily to higher medical related insurance and 401(k) contributions. Occupancy expense increased $27,000 (4.8%) and furniture and equipment expense increased $31,000 (8.6%). FDIC assessments decreased $257,000 (47.6%) during 2012 to $283,000, from $540,000 in 2011. OREO related expenses increased $133,000 (18.8%) during 2012 to $842,000, from $709,000 in 2011. The primary reason for this increase in OREO expenses is due to higher costs to maintain the larger number of foreclosed properties now owned by the Company. Other expense decreased $131,000 (6.7%) from $1,947,000 for the six months ended June 30, 2011 to $1,816,000 for the same period in 2012. The decrease in other expenses results from the Company’s focus on reducing controllable expenses and a reduction in legal fees. Legal expenses are down $60,000 (26.1%), from $230,000 in 2012 to $170,000 in 2011, mainly as a result of lower number of loans that require legal assistance in the collection process. The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first six months of 2012 was 70.1% as compared to 68.3% in the same period of 2011.

Provision for Income Taxes

Federal and state income taxes for the quarter ended June 30, 2012 increased $240,000 from $25,000 in the second quarter of 2011 to $265,000 in the second quarter of 2012. The effective tax rate for the quarter ended June 30, 2012 was 23.9%, an increase from 10.2% for the second quarter of 2011. For the six months ended June 30, 2012, the provision for income taxes was $562,000 with an effective tax rate of 26.5%, compared to a provision of $55,000 and an effective tax rate of 11.4% for the six months ended June 30, 2011. The higher level of income taxes and effective tax rate resulted from higher pretax income which contributed to a more normalized tax expense and effective tax rate when compared to the tax expense recorded in 2011. The Company realizes less of the benefits of tax-free income related to such items as municipal bonds and bank owned life insurance when it records an overall higher amount of taxable income as these benefits are spread over a larger base of taxable income.

Balance Sheet Analysis

The Company’s total assets were $589,672,000 at June 30, 2012 as compared to $581,518,000 at December 31, 2011, representing an increase of $8,154,000 (1.4%). The average assets for the three months ended June 30, 2012 were $582,182,000, which represents an increase of $11,499,000 or 2.0% over the balance of $570,683,000 during the three-month period ended June 30, 2011. The average assets for the six months ended June 30, 2012 were $582,163,000, which represents an increase of $8,527,000 or 1.5% from the average balance of $573,636,000 during the six-month period ended June 30, 2011.

Investment Securities

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on June 30, 2012 and December 31, 2011.

Table Five: Investment Securities Composition

Available-for-sale (at fair value) (dollars in thousands)	June 30, 2012	December 31, 2011
Debt securities:

Mortgage-backed securities	$190,662	$179,454
Obligations of states and political subdivisions	29,612	29,188
Corporate bonds	1,500	—
Corporate stock	72	69
Total available-for-sale investment securities	$221,846	$208,711

Held-to-maturity (at amortized cost)

Debt securities:
Mortgage-backed securities	$3,049	$4,010
Total held-to-maturity investment securities	$3,049	$4,010

Net unrealized gains on available-for-sale investment securities totaling $7,265,000 were recorded, net of $2,906,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2012 and net unrealized gains on available-for-sale investment securities totaling $5,930,000 were recorded, net of $2,372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2011.

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

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $13 million in new loans during the first half of 2012. Normal pay downs, loan charge-offs, and loans transferred to OREO resulted in a net decrease in total loans and leases of $17 million (5.7%) from December 31, 2011. The market in which the Company operates continues to see a slowdown in new loan volume as existing borrowers continue to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of June 30, 2012 and December 31, 2011.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	June 30, 2012		December 31, 2011		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$37,237	13%	$42,108	14%	$(4,871)	(11.6%)
Real estate
Commercial	192,817	68%	204,043	68%	(11,226)	(5.5%)
Multi-family	9,077	3%	7,580	2%	1,497	19.7%
Construction	10,136	4%	10,356	3%	(220)	(2.1%)
Residential	19,956	7%	19,695	7%	261	1.3%
Lease financing receivable	1,312	1%	1,725	1%	(413)	(23.9%)
Agriculture	3,717	1%	4,583	1%	(866)	(18.9%)
Consumer	9,785	3%	10,984	4%	(1,199)	(10.9%)
Total loans and leases	284,037	100%	301,074	100%	(17,037)	(5.7%)
Deferred loan and lease fees, net	(231)		(302)		71
Allowance for loan and lease losses	(6,201)		(7,041)		840
Total net loans and leases	$277,605		$293,731		$(16,126)	(5.5%)

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at June 30, 2012 and December 31, 2011.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 81.7% of the Company’s loan and lease portfolio at June 30, 2012, an increase from 79.8% at December 31, 2011. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At June 30, 2012, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $10,673,000 or 3.76% of total loans and leases. The $10,673,000 in nonperforming loans and leases was made up of thirty-one loans and one lease. Four of those loans totaling $654,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $13,423,000 or 4.46% of total loans and leases at December 31, 2011. Specific reserves of $583,000 were held on the nonperforming loans at June 30, 2012 and specific reserves of $1,680,000 were held on the nonperforming loans at December 31, 2011.

The overall level of nonperforming loans decreased $16,000 (.1%) to $10,673,000 at June 30, 2012 compared to $10,689,000 at March 31, 2012. At March 31, 2012, the Company had nonperforming loans and leases consisting of twelve real estate loans totaling $6,087,000; thirteen commercial loans totaling $3,995,000; four consumer loans totaling $204,000; one agriculture loan totaling $396,000 and one lease totaling $7,000. During the second quarter of 2012, five loans incurred charge-offs in the amount of $300,000, two loans in the amount of $248,000 were adjusted to market value and moved to OREO, one loan in the amount of $17,000 was paid off, and five loans in the total amount of $834,000 were placed on nonperforming status. The Company also collected approximately $285,000 in principal paydowns. Of the five loans added in the second quarter of 2012, three loans in the total amount of $779,000 were real estate secured and two loans in the amount of $55,000 were consumer loans.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of June 30, 2012. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2012, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more and still accruing as of June 30, 2012 and December 31, 2011.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	June 30,	December 31,
	2012	2011
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	3,713	2,775
Real estate	6,400	9,809
Lease financing receivable	5	17
Agriculture	393	597
Consumer	162	225
Total nonperforming loans	$10,673	$13,423

The net interest due on nonaccrual loans and leases but excluded from interest income was $200,000 for the three months ended June 30, 2012, compared to foregone interest of $465,000 during three months ended June 30, 2011.

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

At June 30, 2012, the recorded investment in loans and leases that were considered to be impaired totaled $29,565,000, which includes $18,924,000 in performing loans and leases. Of the total impaired loans of $29,565,000, loans totaling $14,241,000 were deemed to require no specific reserve and loans totaling $15,324,000 were deemed to require a related valuation allowance of $1,238,000. Of the $14,241,000 impaired loans that did not carry a specific reserve there were $3,369,000 in loans or leases that had previous partial charge-offs and $10,888,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $30,085,000 at December 31, 2011. Of the total impaired loans of $30,085,000, loans totaling $8,139,000 were deemed to require no specific reserve and loans totaling $21,946,000 were deemed to require a related valuation allowance of $1,680,000.

The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer. In the second quarter of 2012, the Company had net charge-offs of $439,000 with a provision of $375,000. In the second quarter of 2011, the Company had net charge-offs of $1,175,000 with a provision of $1,700,000.

At June 30, 2012, there were eighteen loans and leases that were modified and are currently performing (less than ninety days past due) totaling $7,689,000 and ten loans and leases that are considered nonperforming (and included in Table Seven above), totaling $2,810,000, that are considered troubled debt restructures (“TDR”). These TDRs have a specific reserve of $500,000. As of June 30, 2012, of the twenty-eight TDRs, there were seventeen extensions, four changes in terms, four rate reductions, one forbearance, one term out, and one interest only structure change. All were performing as agreed except for five extensions, three changes to amortizing loans, one interest rate decrease and one interest only structure change. The Company generally requires TDRs that are on non-accrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

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

The allowance for loan and lease losses totaled $6,201,000 or 2.18% of total loans and leases at June 30, 2012 compared to $7,041,000 or 2.34% of total loans and leases at December 31, 2011. The Company establishes general and specific reserves in accordance with the generally accepted accounting principles. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 58.1% at June 30, 2012 and 52.5% at December 31, 2011. The allowance for loans and leases as a percentage of impaired loans and leases was 21.0% at June 30, 2012 and 23.4% at December 31, 2011. Of the total non-performing and impaired loans and leases outstanding as of June 30, 2012, there were $4,261,000 in loans or leases that had been reduced by partial charge-offs of $2,935,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s allowance for loan and lease losses as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average loans and leases outstanding	$287,869	$327,169	$292,485	$332,390

Allowance for loan and lease losses at beginning of period	$6,265	$7,362	$7,041	$7,585

Loans and leases charged off:
Commercial	(103)	(459)	(151)	(509)
Real estate	(312)	(802)	(1,048)	(2,250)
Lease financing receivable	—	—	(8)	—
Agriculture	—	—	(202)	(241)
Consumer	(82)	(164)	(492)	(170)
Total	(497)	(1,425)	(1,901)	(3,170)
Recoveries of loans and leases previously charged off:
Commercial	—	250	—	142
Real estate	42	—	90	—
Lease financing receivable	6	—	9	14
Agriculture	—	—	—	241
Consumer	10	—	10	—
Total	58	250	106	397
Net loans and leases charged off	(439)	(1,175)	(1,795)	(2,773)
Additions to allowance charged to operating expenses	375	1,700	955	3,075
Allowance for loan and lease losses at end of period	$6,201	$7,887	$6,201	$7,887
Ratio of net charge-offs to average loans and leases outstanding (annualized)	0.61%	1.44%	1.23%	1.68%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.52%	2.08%	0.66%	1.87%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.18%	2.43%	2.18%	2.43%

Other Real Estate Owned

At June 30, 2012, the Company had 20 other real estate owned (“OREO”) properties totaling $10,366,000. This compares to 21 properties totaling $8,190,000 at December 31, 2011 and 16 properties totaling $3,224,000 at June 30, 2011. In addition, at December 31, 2011, the Company owned one repossessed mobile home classified on the balance sheet in accrued interest receivable and other assets with a book value of $55,000. During the second quarter of 2012, the Company sold two properties and the one mobile home with balances of $396,000 for a loss of $39,000 and added one property to OREO. The property added during the quarter was adjusted to its current carrying value of $212,000, which is equal to fair value less costs to sell. The single property added consisted of three contiguous undeveloped parcels in Amador County, zoned residential. One parcel is approximately eleven acres and the other two parcels are approximately five acres each.

The Company periodically obtains property valuations as part of the process of determining whether the recorded book value represents fair value. During the second quarter of 2012, this valuation process resulted in the Company reducing the book value of the OREO properties by $261,000. In addition, the Company received an updated appraisal on a property that was obtained in in the first quarter of 2012 resulting in a write down to the allowance for loan and lease losses of $24,000. At June 30, 2012, OREO included a valuation reserve of $70,000. This compares to a reserve balance of $68,000 at June 30, 2011 and $56,000 at December 31, 2011. The Company believes that all 20 OREO properties owned at June 30, 2012 are carried approximately at fair value.

Deposits

At June 30, 2012, total deposits were $475,554,000 representing a $13,269,000 (2.9%) increase from the December 31, 2011 balance of $462,285,000. The Company’s deposit growth plan for 2012 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. The Company experienced increases in noninterest-bearing ($4,132,000 or 3.1%), interest-bearing checking ($6,044,000 or 13.7%), savings ($3,572,000 or 7.5%), and time deposits ($4,237,000 or 4.3%) accounts during 2012.

Other Borrowed Funds

Other borrowings outstanding as of June 30, 2012 and December 31, 2011, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)

	June 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$2,000	0.67%	$5,000	2.08%
Long-term borrowings:
FHLB advances	$12,000	1.99%	$14,000	1.80%

The maximum amount of short-term borrowings at any month-end during the first six months of 2012 and 2011 was zero and $12,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

Short-term	Long-term
Amount	$2,000	$12,000
Maturity	2013	2014 to 2016
Weighted average rates	0.67%	1.99%

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

At June 30, 2012, shareholders’ equity was $92,342,000, representing a decrease of $1,787,000 (1.9%) from $94,099,000 at December 31, 2011. The decrease results from repurchases of common stock exceeding the additions from net income for the period, the stock based compensation, and the increase in other comprehensive income. The ratio of total risk-based capital to risk adjusted assets was 23.0% at June 30, 2012 and 22.8% at December 31, 2011. Tier 1 risk-based capital to risk-adjusted assets was 21.7% at June 30, 2012 and 21.5% at December 31, 2011. The leverage ratio was 12.8% at June 30, 2012 and 13.1% at December 31, 2011.

Table Ten below lists the Company’s actual capital ratios at June 30, 2012 and December 31, 2011 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At June 30, 2012	At December 31, 2011	Minimum Regulatory Capital Requirements
Leverage ratio	12.8%	13.1%	4.00%
Tier 1 Risk-Based Capital	21.7%	21.5%	4.00%
Total Risk-Based Capital	23.0%	22.8%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of June 30, 2012 and December 31, 2011.

On June 7, 2012, the federal bank regulatory agencies published notices of proposed rulemakings that would revise and replace the current capital requirements. The proposed rules implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The proposed rules are subject to a comment period through October 22, 2012. Therefore, it is uncertain whether the proposed rules will be effective in the form proposed or modified in response to comments including delay of the effective date or other changes that may have a material impact upon the proposed rules and their application to our Company and the Bank.

As proposed, the rules include new minimum capital ratio requirements to be phased in between January 1, 2013 and January 1, 2015, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%. Certain additional changes to the calculation of risk-weighted assets and Tier 1 capital components will affect the capital ratio requirements.

The proposed the rules would also establish a “capital conservation buffer,” which requires maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements proposed. The new buffer requirement would be phased in between January 2016 and January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital ratio level falls below the buffer amount.

On December 17, 2009, the Company filed a Current Report with the SEC on Form 8-K announcing the completion of an offering of approximately $24 million of its common stock. Effective July 27, 2009, the Company temporarily suspended both the payment of cash dividends and stock repurchases. On January 26, 2012, the Company approved and authorized a new stock repurchase program for 2012 (the “2012 Program”). On June 15, 2012, the Company announced an increase in the number of shares eligible for repurchase in the 2012 Program. See Part II, Item 2, for additional disclosure regarding the 2012 Program.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2012 and 2011.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2012 were approximately $32,592,000 and $8,355,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2012, consolidated liquid assets totaled $195.4 million or 33.1% of total assets compared to $177.3 million or 30.5% of total assets on December 31, 2011. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At June 30, 2012, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At June 30, 2012, the Bank could have arranged for up to $89,901,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2012, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $24,000,000, leaving $65,801,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At June 30, 2012, the Company’s borrowing capacity at the Federal Reserve Bank was $26,226,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2012 and December 31, 2011, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $40,947,000 and $46,565,000 at June 30, 2012 and December 31, 2011, respectively. As a percentage of net loans and leases these off-balance sheet items represent 14.8% and 15.9%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of June 30, 2012 and December 31, 2011

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon June 30, 2012	$ Change in NII from Current 12 Month Horizon December 31, 2011
Variation from a constant rate scenario
+200bp	$722	$773
-200bp	$(771)	$(1,192)

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

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2012, the Company approved and authorized a new stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorizes the repurchase during 2012 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 494,500 shares based on the 9,890,909 shares outstanding as of January 26, 2012. On June 15, 2012, the Company approved and authorized an increase to number of shares eligible for repurchase under the 2012 Program, increasing the number from 494,500 to 593,500. Any repurchases under the 2012 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2012 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2012 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2012 Program at any time and for any reason. The following table lists shares repurchased during the quarter ended June 30, 2012 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 April 1 through April 30, 2012	60,000	$7.28	60,000	289,471
Month #2 May 1 through May 31, 2012	197,160	7.27	197,160	92,311
Month #3 June 1 through June 30, 2012	173,200	7.26	173,200	18,111
Total	430,360	$7.27	430,360	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Commission on August 8, 2008.

(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.

(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and Marjorie Wood Taylor, Trustee of the Marjorie Wood-Taylor Trust, dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California (**) and Amendment No. 2 thereto dated May 14, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 15, 2009.

(10.4)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.5)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

*(10.6)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

(10.7)	Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
*(10.8)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.9)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.10)	Salary Continuation Agreement, as amended on February 21, 2008, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.11)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.12)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.13)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.14)	Lease agreement between Bank of Amador and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

*(10.15)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.16)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.17)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.

(10.18)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.

(10.19)	Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012.

*(10.20)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; and the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012.

*(10.21)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.22)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.23)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.24)	Employment Agreement dated September 20, 2006, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.25)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.26)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.27)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

(10.28)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.29)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.

*(10.31)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.32)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.33)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.

*(10.34)	Employment Agreement dated February 1, 2012, between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 8, 2012.

(10.35)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

AMERICAN RIVER BANKSHARES

August 6, 2012	By: /s/ DAVID T. TABER

David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

August 6 , 2012	By: /s/ MITCHELL A. DERENZO

Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	55

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	56

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	57

