Form 10-Q
period 2012-09-30
AMERICAN RIVER BANKSHARES
filed 2012-11-06
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ___________________________________

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

No par value Common Stock – 9,327,920 shares outstanding at November 6, 2012.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48

Part II.

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50

Signatures		54

Exhibit Index		55

3.2	Bylaws, as amended	56
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	97
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	98
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	September 30, 2012	December 31, 2011

ASSETS

Cash and due from banks	$28,651	$23,768
Interest-bearing deposits in banks	1,000	1,250
Investment securities:
Available-for-sale, at fair value	227,906	208,711
Held-to-maturity, at amortized cost	2,740	4,010
Loans and leases, less allowance for loan and lease losses of $5,934 at September 30, 2012 and $7,041 at December 31, 2011	270,196	293,731
Premises and equipment, net	2,182	2,355
Federal Home Loan Bank stock	3,254	3,093
Goodwill and other intangible assets	16,354	16,504
Other real estate owned	13,681	8,190
Bank owned life insurance	11,491	11,225
Accrued interest receivable and other assets	7,103	8,681
	$584,558	$581,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$137,289	$133,440
Interest-bearing	329,436	328,845
Total deposits	466,725	462,285

Short-term borrowings	2,000	5,000
Long-term borrowings	16,000	14,000
Accrued interest payable and other liabilities	5,987	6,134

Total liabilities	490,712	487,419

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none
Outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 9,327,920 shares at September 30, 2012 and 9,890,909 shares at December 31, 2011	67,947	72,016
Retained earnings	20,862	18,525
Accumulated other comprehensive income, net of taxes	5,037	3,558

Total shareholders’ equity	93,846	94,099
	$584,558	$581,518

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30, 2012	Three months		Nine months
	2012	2011	2012	2011

Interest income:
Interest and fees on loans	$4,101	$4,777	$12,655	$14,619
Interest on deposits in banks	2	7	8	18
Interest and dividends on investment securities:
Taxable	1,007	1,099	2,828	3,251
Exempt from Federal income taxes	224	187	673	503
Dividends	—	—	4	—
Total interest income	5,334	6,070	16,168	18,391
Interest expense:
Interest on deposits	395	541	1,248	1,764
Interest on borrowings	75	99	206	279
Total interest expense	470	640	1,454	2,043

Net interest income	4,864	5,430	14,714	16,348

Provision for loan and lease losses	410	550	1,365	3,625

Net interest income after provision for loan and lease losses	4,454	4,880	13,349	12,723

Noninterest income:
Service charges on deposit accounts	173	185	563	568
Gain on sale of securities	1	326	76	353
Rental income from OREO properties	261	—	653	—
Other noninterest income	277	239	807	716
Total noninterest income	712	750	2,099	1,637

Noninterest expense:
Salaries and employee benefits	2,104	2,219	6,339	6,342
Occupancy	299	275	893	842
Furniture and equipment	214	167	606	528
Federal Deposit Insurance Corporation assessments	140	172	422	712
Expenses related to other real estate owned	573	260	1,415	969
Other expense	889	893	2,707	2,841
Total noninterest expense	4,219	3,986	12,382	12,234

Income before provision for income taxes	947	1,644	3,066	2,126

Provision for income taxes	167	595	729	650

Net income	$780	$1,049	$2,337	$1,476

Basic earnings per share	$0.08	$0.11	$0.24	$0.15
Diluted earnings per share	$0.08	$0.11	$0.24	$0.15

Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPRENENSIVE INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2012	2011	2012	2011

Net income	$780	$1,049	$2,337	$1,476
Other comprehensive income:
Increase in net unrealized gains on investment securities	1,132	1,706	2,543	3,580
Deferred tax expense	(453)	(682)	(1,018)	(1,432)
Increase in net unrealized gains on investment securities, net of tax	679	1,024	1,525	2,148

Reclassification adjustment for realized gains included in net income	(1)	(326)	(76)	(353)
Tax effect	—	130	30	141
Realized gains, net of tax	(1)	(196)	(46)	(212)

Total other comprehensive income	678	828	1,479	1,936
Comprehensive income	$1,458	$1,877	$3,816	$3,412

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity

Balance, January 1, 2011	9,874,867	71,814	16,021	1,709	89,544

Net income			2,504		2,504
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,849	1,849

Net restricted stock awarded and related compensation expense	16,042	86			86
Stock option compensation expense		116			116
Balance, December 31, 2011	9,890,909	72,016	18,525	3,558	94,099

Net income			2,337		2,337
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,479	1,479

Net restricted stock award activity and related compensation expense	12,400	86			86
Stock option compensation expense		39			39
Retirement of common stock	(575,389)	(4,194)			(4,194)

Balance, September 30, 2012	9,327,920	$67,947	$20,862	$5,037	$93,846

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,	2012	2011

Cash flows from operating activities:
Net income	$2,337	$1,476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,365	3,625
Decrease in deferred loan origination fees, net	(89)	(111)
Depreciation and amortization	606	546
Gain on sale and call of investment securities	(76)	(353)
Amortization of investment security premiums and discounts, net	3,143	1,678
Increase in cash surrender values of life insurance policies	(199)	(206)
Stock based compensation expense	125	156
Loss on sale and write-down of other real estate owned	1,224	449
Decrease in accrued interest receivable and other assets	524	344
Decrease in accrued interest payable and other liabilities	(147)	(1,255)

Net cash provided by operating activities	8,813	6,349

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	8,500	9,706
Proceeds from matured available-for-sale investment securities	825	315
Proceeds from called available-for-sale investment securities	195	1,180
Purchases of available-for-sale investment securities	(67,485)	(47,157)
Proceeds from principal repayments for available-for-sale investment securities	38,165	19,048
Proceeds from principal repayments for held-to- maturity investment securities	1,274	1,659
Net decrease in interest-bearing deposits in banks	250	499
Net decrease in loans	14,173	25,936
Proceeds from sale of other real estate	1,371	888
Net (increase) decrease in FHLB stock	(161)	393
Purchases of equipment	(283)	(592)

Net cash (used in) provided by investing activities	(3,176)	11,875

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$2,680	$9,456
Net increase (decrease) in time deposits	1,760	(10,989)
Net decrease in short-term borrowings	(3,000)	(2,000)
Net increase in long-term borrowings	2,000	4,000
Cash paid to repurchase common stock	(4,194)	—

Net cash (used in) provided by financing activities	$(754)	$467

Increase in cash and cash equivalents	4,883	18,691

Cash and cash equivalents at beginning of year	23,768	31,871

Cash and cash equivalents at end of period	$28,651	$50,562

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at September 30, 2012 and December 31, 2011, the results of its operations and statement of comprehensive income for the three and nine month periods ended September 30, 2012 and 2011, its cash flows for the nine-month periods ended September 30, 2012 and 2011 and its statement of changes in shareholders’ equity for the year ended December 31, 2011 and the nine months ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 annual report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2012 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 302,866 options remain outstanding at September 30, 2012. The total number of authorized shares that remain available for issuance under the 2010 Plan is 1,446,739. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonstatutory agreements and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended September 30, 2012 and 2011, the compensation cost recognized for equity compensation was $46,000 and $48,000, respectively. The recognized tax benefit for equity compensation expense was $17,000 and $15,000, for the three-month periods ended September 30, 2012 and 2011, respectively. For the nine-month periods ended September 30, 2012 and 2011, the compensation cost recognized for equity compensation was $125,000 and $156,000, respectively. The recognized tax benefit for equity compensation expense was $43,000 and $44,000, for the nine-month periods ended September 30, 2012 and 2011, respectively.

At September 30, 2012, the total compensation cost related to nonvested stock option awards not yet recorded is $75,000. This amount will be recognized over the next 4.75 years and the weighted average period of recognizing these costs is expected to be 1.3 years. At September 30, 2012, the total compensation cost related to restricted stock awards not yet recorded is $183,000. This amount will be recognized over the next 4.75 years and the weighted average period of recognizing these costs is expected to be 1.7 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month period ended September 30, 2012 and 17,329 stock options awarded during the nine-month period ended September 30, 2012 at an average exercise price of $7.07. The weighted average grant date fair value of options granted for the nine-month period ended September 30, 2012 was $2.31. There were no stock options awarded during the three- and nine- month periods ended September 30, 2011. A summary of option activity under the Plans as of September 30, 2012 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012	358,198	$17.25	4.0 years	$—
Granted	17,329	7.07	9.9 years	9
Exercised	—	—	—	—
Cancelled	55,332	17.11	—	—
Outstanding at September 30, 2012	320,195	$16.73	4.0 years	$9
Vested at September 30, 2012	276,657	$17.87	3.4 years	$—
Non-vested at September 30, 2012	43,538	$9.47	7.5 years	$9

Restricted Stock

There were no shares of restricted stock awarded during the three-month period ended September 30, 2012 and 16,207 shares of restricted stock awarded during the nine-month period ended September 30, 2012. Of the 16,207 restricted common shares, 9,898 will vest one year from the date of the award and 6,309 will vest over five years at 20% per year from the date of the award. There were 18,902 shares of restricted stock awarded during the three- and nine-month periods ended September 30, 2011. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant ($7.07 on May 16, 2012 and $5.25 on August 17, 2011).

There were 16,792 restricted stock awards that were fully vested during the three- and nine-month periods ended September 30, 2012. There were 13,298 restricted stock awards that were fully vested during the three- and nine-month periods ended September 30, 2011. There were 1,278 and 4,524, respectively, restricted stock awards that had been forfeited during the three- and nine-month periods ended September 30, 2012 and zero and 2,860, respectively, restricted stock awards that had been forfeited during the three- and nine-month periods ended September 30, 2011. The intrinsic value of nonvested restricted stock at September 30, 2012 was $205,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	32,078	$5.96
Awarded	16,207	7.07
Less: Vested	16,792	5.51
Less: Cancelled	4,524	6.67
Nonvested at September 30, 2012	26,969	$6.79

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three- or nine- month periods ended September 30, 2012 or 2011.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $7.60 as of September 30, 2012.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $28,081,000 and standby letters of credit of approximately $8,530,000 at September 30, 2012 and loan commitments of approximately $36,479,000 and standby letters of credit of approximately $10,086,000 at December 31, 2011. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2012 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2012 or December 31, 2011.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (9,292,639 and 9,544,014 shares for the three-month and nine-month periods ended September 30, 2012, and 9,858,878 and 9,57,019 for the three-month and nine-month periods ended September 30, 2011). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 4,866 and 9,468, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2012 and 2,938 and 7,979, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2011. The stock options outstanding of 330,195 at September 30, 2012 and 359,569 at September 30, 2011 were considered anti-dilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at September 30, 2012 and December 31, 2011 consisted of the following (dollars in thousands):

Available-for-Sale

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Mortgage-backed securities	$190,195	$6,399	$(164)	$196,430
Obligations of states and political subdivisions	27,744	2,113	—	29,857
Corporate bonds	1,507	51	—	1,558
Equity securities:
Corporate stock	64	—	(3)	61
	$219,510	$8,563	$(167)	$227,906

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Mortgage-backed securities	$175,038	$4,570	$(154)	$179,454
Obligations of states and political subdivisions	27,678	1,510	—	29,188
Equity securities:
Corporate stock	65	4	—	69
	$202,781	$6,084	$(154)	$208,711

Net unrealized gains on available-for-sale investment securities totaling $8,396,000 were recorded, net of $3,359,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2012. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended September 30, 2012 totaled $2,957,000 and $1,000, respectively, and for the nine-month period ended September 30, 2012 totaled $8,695,000 and $76,000, respectively. There were no transfers of available-for-sale investment securities for the three- and nine-month periods ended September 30, 2012.

Net unrealized gains on available-for-sale investment securities totaling $5,930,000 were recorded, net of $2,372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2011. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended September 30, 2011 totaled $9,294,000 and $326,000, respectively, and the nine-month period ended September 30, 2011 totaled $10,886,000 and $353,000, respectively. There were no transfers of available-for-sale investment securities for the three- and nine-month periods ended September 30, 2011.

Held-to-Maturity

September 30, 2012

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$2,740	$176	$—	$2,916

December 31, 2011		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$4,010	$221	$—	$4,231

There were no sales or transfers of held-to-maturity investment securities for the periods ended September 30, 2012 and September 30, 2011. Investment securities with unrealized losses at September 30, 2012 and December 31, 2011 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale

Debt securities:
Mortgage-backed securities	$19,482	$(164)	—	—	$19,482	$(164)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Equity Securities:
Corporate stock	2	(3)	—	—	2	(3)
	$19,484	$(167)	$—	$—	$19,484	$(167)

12

	2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale

Debt securities:
Mortgage-backed securities	$23,749	$(154)	—	—	$23,749	$(154)
	$23,749	$(154)	$—	$—	$23,749	$(154)

There were no held-to-maturity investment securities with unrealized losses as of September 30, 2012 or December 31, 2011.

At September 30, 2012, the Company held 195 securities of which ten were in a loss position for less than twelve months and none were in a loss position for twelve months or more. Of the ten securities in a loss position, nine are mortgage-backed securities and one is a corporate bond. At December 31, 2011, the Company held 189 securities of which eleven were in a loss position for less than twelve months and none were in a loss position for twelve months or more. All eleven securities in a loss position were mortgage-backed securities.

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

The amortized cost and estimated fair values of investment securities at September 30, 2012 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$875	$879
After one year through five years	3,247	3,389
After five years through ten years	11,156	12,003
After ten years	13,973	15,144
	29,251	31,415

Investment securities not due at a single maturity date:
Mortgage-backed securities	190,195	196,430	$2,740	$2,916
Corporate stock	64	61	—	—
	$219,510	$227,906	$2,740	$2,916

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At September 30, 2012 and December 31, 2011, the recorded investment in nonperforming loans and leases was approximately $6,777,000 and $13,423,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At September 30, 2012, the recorded investment in loans and leases that were considered to be impaired totaled $28,443,000, which includes $6,777,000 in nonaccrual loans and leases and $21,666,000 in accruing loans and leases. Of the total impaired loans of $28,443,000, loans totaling $14,095,000 were deemed to require no specific reserve and loans totaling $14,348,000 were deemed to require a related valuation allowance of $1,459,000. At December 31, 2011, the recorded investment in loans and leases that were considered to be impaired totaled $30,085,000 and had a related valuation allowance of $1,680,000. If interest had been accruing on the nonperforming loans, such income would have approximated $129,000 and $398,000 for the three months ended September 30, 2012 and 2011, respectively, and approximated $601,000 and $1,288,000 for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012 and December 31, 2011, the recorded investment in other real estate owned (“OREO”) was $13,681,000 and $8,190,000, respectively. In addition, at December 31, 2011, the Company owned one repossessed mobile home classified on the balance sheet in accrued interest receivable and other assets with a book value of $55,000. For the three months ended March 31, 2012, the Company transferred four properties with loan balances in the amount of $3,439,000 to OREO and wrote these balances down by $194,000 to $3,245,000, and sold four properties with balances of $497,000 for a net loss of $30,000. In addition to the $194,000 in write downs, the Company also adjusted balances through charges to the allowance for loan and lease losses of $74,000 and OREO expense of $60,000 for properties obtained in the prior quarter. For the three months ended June 30, 2012, the Company transferred one property into OREO with a loan balance of $244,000 and the Company sold two properties and a mobile home with balances of $406,000 for a loss of $39,000. The property added during the second quarter of 2012 was adjusted to its current carrying value of $212,000, which is equal to fair value less selling costs. The single property added consisted of three contiguous undeveloped parcels in Amador County, which are zoned residential. One parcel is approximately eleven acres and the other two parcels are approximately five acres each. For the three months ended September 30, 2012, the Company acquired six OREO properties with net book values of $3,900,000 and the Company sold three properties with balances of $576,000 for a loss of $12,000. Of the six properties added in the third quarter, four are related to a single client and are carried at $3,138,000, after appropriate write downs and adjustments. These properties include a single use commercial property in Amador County carried at $805,000, two abutting parcels of land in Sacramento County carried at $1,200,000 and a single family residence in Monterey County carried at $1,127,000. The other two properties include a single family residence in Sonoma County carried at $308,000 and commercial retail space in Butte County carried at $439,000.

The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the third quarter of 2012, this valuation process resulted in the Company reducing the book value of four properties by $272,000. Furthermore, results of legal proceedings caused the Company to increase the value of an existing OREO property by $248,000.

The September 30, 2012 OREO balance of $13,681,000 consists of 23 properties including nine commercial real estate properties in the amount of $8,547,000, five residential land properties in the amount of $1,804,000, three commercial land properties totaling $1,464,000 and six residential real estate properties in the amount of $1,866,000.

Nonperforming loans and leases and OREO at September 30, 2012 and December 31, 2011 are summarized as follows:

(in thousands)	September 30, 2012	December 31, 2011

Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$1,909	$396
Nonaccrual loans and leases that are past due	4,868	13,027
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	13,681	8,190
Total nonperforming assets	$20,458	$21,613

Nonperforming loans and leases to total loans and leases	2.45%	4.46%
Total nonperforming assets to total assets	3.50%	3.73%

Impaired loans and leases as of and for the periods ended September 30, 2012 and December 31, 2011 are summarized as follows:

(in thousands)	As of September 30, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Commercial	$3,113	$4,886	$—	$3,069	$3,089	$—
Real estate-commercial	9,679	10,266	—	4,723	6,428	—
Real estate-multi-family	15	15	—	17	17	—
Real estate-construction	74	260	—	—	—	—
Real estate-residential	1,039	1,093	—	180	180	—
Leases	4	4	—	17	17	—
Consumer	171	243	—	133	133	—
Subtotal	$14,095	$16,767	$—	$8,139	$9,864	$—

With an allowance recorded:

Commercial	$1,718	$1,718	$306	$2,054	$3,705	$538
Real estate-commercial	8,245	8,443	661	13,504	13,853	707
Real estate-multi-family	1,689	1,782	128	1,187	1,280	5
Real estate-construction	—	—	—	2,083	2,402	147
Real estate-residential	1,722	1,722	145	1,936	1,936	118
Agriculture	389	591	163	597	597	89
Consumer	585	585	56	585	585	76
Subtotal	$14,348	$14,841	$1,459	$21,946	$24,358	$1,680

Total:

Commercial	$4,831	$6,604	$306	$5,123	$6,794	$538
Real estate-commercial	17,924	18,709	661	18,227	20,281	707
Real estate-multi-family	1,704	1,797	128	1,204	1,297	5
Real estate-construction	74	260	—	2,083	2,402	147
Real estate-residential	2,761	2,815	145	2,116	2,116	118
Leases	4	4	—	17	17	—
Agriculture	389	591	163	597	597	89
Consumer	756	828	56	718	718	76
	$28,443	$31,608	$1,459	$30,085	$34,222	$1,680

The following table presents the average balance related to impaired loans and leases for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Commercial	$3,193	$5,704	$2,703	$5,403
Real estate-commercial	15,872	21,377	15,846	21,451
Real estate-multi-family	1,356	1,781	1,484	1,665
Real estate-construction	925	4,726	1,356	4,712
Real estate-residential	1,475	4,163	1,407	4,329
Leases	—	—	—	—
Agriculture	494	507	493	525
Consumer	408	442	604	405
Total	$23,723	$38,700	$23,893	$38,490

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Commercial	$(15)	$145	$59	$237
Real estate-commercial	86	1,646	416	1,969
Real estate-multi-family	14	15	44	32
Real estate-construction	—	8	—	20
Real estate-residential	(4)	(35)	41	32
Leases	—	—	—	—
Agriculture	—	—	—	3
Consumer	7	21	15	34
Total	$88	$1,800	$575	$2,327

7. TROUBLED DEBT RESTRUCTURINGS

At September 30, 2012, there were 40 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, 30 were modified and are currently performing (less than ninety days past due) totaling $16,296,000 and ten are considered nonperforming (and included in the $6,777,000 discussed in Note 6), totaling $2,449,000. At September 30, 2012 and December 31, 2011, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

The Company has allocated $519,000 and $535,000 of specific reserves to loans whose terms have been modified as troubled debt restructurings as of September 30, 2012 and December 31, 2011.

During the nine-month period ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings during the three months ended September 30, 2012 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Commercial	2	$618	$618
Real estate – commercial	3	1,167	1,129
Real estate – multi-family	2	19	19
Total	7	$1,804	$1,766

The following table presents loans by class modified as troubled debt restructurings during the nine months ended September 30, 2012 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Commercial	7	$1,311	$1,311
Real estate – commercial	9	4,676	4,638
Real estate – multi-family	2	539	539
Real estate – residential	3	921	808
Other – agriculture	1	410	410
Other – consumer	4	50	50
Total	26	$7,907	$7,756

The troubled debt restructurings described above increased the allowance for loan and lease losses by $146,000 and resulted in charge offs of $38,000 during the three months ended September 30, 2012 and increased the allowance for loan and lease losses by $329,000 and resulted in charge offs of $151,000 during the nine months ended September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default (typically past due 90 days or more) within twelve months following the modification during the period indicated (dollars in thousands):

Nine months ended September 30, 2012	Number	Recorded
	of Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Real estate – commercial	1	$506
Consumer	1	5

Total	2	$511

There were no payment defaults during the three months ended September 30, 2012 on troubled debt restructurings made in the preceding twelve months.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of September 30, 2012 and December 31, 2011 are summarized below:

September 30, 2012	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$27,123	$147,303	$7,089	$7,884	$15,395
Watch	2,150	22,538	1,187	418	1,592
Special mention	438	11,845	444	346	1,173
Substandard	1,972	11,131	517	74	505
Doubtful	702	—	—	—	—
Total	$32,385	$192,817	$9,237	$8,722	$18,665

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$1,882	$2,882	$7,820	$217,378
Watch	—	—	688	28,573
Special mention	—	404	37	14,687
Substandard	4	389	411	15,003
Doubtful	—	—	—	702
Total	$1,886	$3,675	$8,956	$276,343

December 31, 2011	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$33,856	$164,117	$5,669	$6,462	$16,215
Watch	1,540	20,673	1,204	984	1,163
Special mention	2,173	7,187	449	827	1,372
Substandard	3,794	11,938	258	2,083	945
Doubtful	745	128	—	—	—
Total	$42,108	$204,043	$7,580	$10,356	$19,695

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$1,708	$3,416	$9,684	$241,127
Watch	—	570	237	26,371
Special mention	—	—	264	12,272
Substandard	17	597	799	20,431
Doubtful	—	—	—	873
Total	$1,725	$4,583	$10,984	$301,074

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

September 30, 2012
(dollars in thousands)		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance, January 1, 2012	$1,536	$3,156	$198	$582	$609	$79	$167	$348	$366	$7,041
Provision for loan losses	(395)	728	122	228	36	(74)	257	463	—	1,365
Loans charged-off	(302)	(1,124)	(8)	(377)	(167)	(9)	(202)	(494)		(2,683)
Recoveries	15	136	3	22	—	6	—	29		211

Ending balance, September 30, 2012	$854	$2,896	$315	$455	$478	$2	$222	$346	$366	$5,934

Ending balance:
Individually evaluated for impairment	$306	$661	$128	$—	$145	$—	$163	$56	$—	$1,459

Ending balance:
Collectively evaluated for impairment	$548	$2,235	$187	$455	$333	$2	$59	$290	$366	$4,475

Loans

Ending balance	$32,385	$192,817	$9,237	$8,722	$18,665	$1,886	$3,675	$8,956	$—	$276,343

Ending balance:
Individually evaluated for impairment	$4,574	$16,812	$1,688	$—	$1,932	$—	$389	$622	$—	$26,017

Ending balance:
Collectively evaluated for impairment	$27,811	$176,005	$7,549	$8,722	$16,733	$1,886	$3,286	$8,334	$—	$250,326

		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, June 30, 2012	$1,065	$3,079	$263	$371	$502	$1	$206	$376	$338	$6,201
Provision for loan losses	(75)	25	52	379	30	2	16	(47)	28	410
Loans charged-off	(151)	(279)	—	(295)	(54)	(1)	—	(2)	—	(782)
Recoveries	15	71	—	—	—	—	—	19	—	105

Ending balance, September 30, 2012	$854	$2,896	$315	$455	$478	$2	$222	$346	$366	$5,934

December 31, 2011
(dollars in thousands)		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$538	$707	$5	$147	$118	$—	$89	$76	$—	$1,680

Ending balance:
Collectively evaluated for impairment	$998	$2,449	$193	$435	$491	$79	$78	$272	$366	$5,361

Loans

Ending balance	$42,108	$204,043	$7,580	$10,356	$19,695	$1,725	$4,583	$10,984	$—	$301,074

Ending balance:
Individually evaluated for impairment	$5,123	$18,227	$1,204	$2,083	$2,116	$17	$597	$718	$—	$30,085

Ending balance:
Collectively evaluated for impairment	$36,985	$185,816	$6,376	$8,273	$17,579	$1,708	$3,986	$10,266	$—	$270,989

September 30, 2011
(dollars in thousands)		Real Estate				Other
	Com-	Com-	Multi-	Construc-			Agri-
	mercial	mercial	Family	tion	Residential	Leases	culture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2011	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585
Provision for loan losses	(221)	1,991	167	186	222	87	86	320	787	3,625
Loans charge-offs	(587)	(1,820)	(83)	(456)	(333)	—	(240)	(220)	—	(3,739)
Recoveries	152	5	—	—	—	—	241	19	—	417

Ending balance, September 30, 2011	$1,918	$2,891	$199	$820	$470	$94	$218	$340	$938	$7,888

The Company’s aging analysis of the loan and lease portfolio at September 30, 2012 and December 31, 2011 are summarized below:

September 30, 2012 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$2,285	$2,285	$30,100	$32,385	—	$3,363
Real estate:
Commercial	555	767	1,948	3,270	189,547	192,817	—	2,579
Multi-family	—	—	—	—	9,237	9,237	—	—
Construction	299	—	—	299	8,423	8,722	—	74
Residential	—	233	—	233	18,432	18,665	—	210
Other:
Leases	—	—	4	4	1,882	1,886	—	4
Agriculture	—	—	—	—	3,675	3,675	—	389
Consumer	56	69	111	236	8,720	8,956	—	158
Total	$910	$1,069	$4,348	$6,327	$270,016	$276,343	$—	$6,777

December 31, 2011 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$60	$277	$2,472	$2,809	$39,299	$42,108	—	$2,775
Real estate:
Commercial	2,318	1,527	5,271	9,116	194,927	204,043	—	7,469
Multi-family	—	—	257	257	7,323	7,580	—	257
Construction	—	244	1,967	2,211	8,145	10,356	—	2,083
Residential	—	—	—	—	19,695	19,695	—	—
Other:
Leases	—	—	17	17	1,708	1,725	—	17
Agriculture	—	—	597	597	3,986	4,583	—	597
Consumer	188	411	139	738	10,246	10,984	—	225

Total	$2,566	$2,459	$10,720	$15,745	$285,329	$301,074	$—	$13,423

9. BORROWING ARRANGEMENTS

At September 30, 2012, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2012 or December 31, 2011.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $18,000,000 were outstanding from the FHLB at September 30, 2012, bearing interest rates ranging from 0.67% to 2.73% and maturing between May 20, 2013 and July 12, 2019. Advances totaling $19,000,000 were outstanding from the FHLB at December 31, 2011, bearing interest rates ranging from 0.67% to 2.73% and maturing between January 9, 2012 and July 20, 2016. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2012 and December 31, 2011 totaled $59,912,000 and $62,242,000, respectively. The decreased borrowing capacity during 2012 resulted from the decrease in the pledged securities collateral. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at September 30, 2012 and December 31, 2011 were $29,003,000 and $30,396,000, respectively. The decreased borrowing capacity during 2012 resulted from the decrease in the pledged loan collateral. There were no advances outstanding under this borrowing arrangement as of September 30, 2012 and December 31, 2011.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three- and nine-month periods ended September 30, 2012 and 2011.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2012 and December 31, 2011. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2012	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$28,651	$28,651			$28,651
Interest-bearing deposits in banks	1,000		$998		998
Available-for-sale securities	227,906	2	227,904		227,906
Held-to-maturity securities	2,740		2,916		2,916
FHLB stock	3,254	N/A	N/A	N/A	N/A
Net loans and leases:	270,196			267,134	267,134
Accrued interest receivable	1,786			1,786	1,786

Financial liabilities:
Deposits:
Noninterest-bearing	$137,289	$137,289			$137,289
Savings	51,254	51,254			51,254
Money market	126,445	126,445			126,445
NOW accounts	52,254	52,254			52,254
Time, $100,000 or more	72,760		73,507		73,507
Other time	26,723		26,970		26,970
Short-term borrowings	2,000	2,000			2,000
Long-term borrowings	16,000		16,177		16,177
Accrued interest payable	147		147		147

	Carrying	Fair Value Measurements Using:
December 31, 2011	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$23,768	$23,768			$23,768
Interest-bearing deposits in banks	1,250		$1,254		1,254
Available-for-sale securities	208,711	9	208,702		208,711
Held-to-maturity securities	4,010		4,231		4,231
FHLB stock	3,093	N/A	N/A	N/A	N/A
Net loans and leases:	293,731			$290,505	290,505
Accrued interest receivable	1,952			1,952	1,952

Financial liabilities:
Deposits:
Noninterest-bearing	$133,440	$133,440			$133,440
Savings	47,919	47,919			47,919
Money market	139,244	139,244			139,244
NOW accounts	43,959	43,959			43,959
Time, $100,000 or more	69,464		70,143		70,143
Other time	28,259		28,513		28,513
Short-term borrowings	5,000	5,000			5,000
Long-term borrowings	14,000		14,326		14,326
Accrued interest payable	226		226		226

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at September 30, 2012 and December 31, 2011:

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

Short-term and long-term borrowings: The fair value of short-term borrowings is estimated to be the carrying amount and is classified as Level 1. The fair value of long-term borrowings is estimated using a discounted cash flow analysis using interest rates currently available for similar debt instruments and are classified as Level 2.

Accrued interest receivable and payable: The carrying amount of accrued interest receivable approximates fair value resulting in a Level 3 classification and the carrying amount of accrued interest payable approximates fair value resulting in a Level 2.

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at September 30, 2012 and December 31, 2011.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

September 30, 2012
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$196,430	$—	$196,430	$—	$—
Obligations of states and political subdivisions	29,857	—	29,857	—	—
Corporate bonds	1,558	—	1,558	—	—
Corporate stock	61	2	59
Total recurring	$227,906	$2	$227,906	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,326	$—	$—	$1,326	$(64)
Real estate:
Commercial	786	—	—	786	73
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	—	—
Other:
Agriculture	389	—	—	389	276
Consumer	—	—	—	—	—
Other real estate owned	13,681	—	—	13,681	(627)
Total nonrecurring	$16,182	$—	$—	$16,182	$(342)

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2011
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$179,454	$—	$179,454	$—	$—
Obligations of states and political subdivisions	29,188	—	29,188	—	—
Corporate stock	69	9	60	—	—
Total recurring	$208,711	$9	$208,702	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,828	$—	$—	$1,828	$(181)
Real estate:
Commercial	7,982	—	—	7,982	(489)
Construction	2,083	—	—	2,083	(422)
Other:
Agriculture	597	—	—	597	(330)
Consumer	565	—	—	565	(66)
Other real estate owned	8,190	—	—	8,190	(1,002)
Total nonrecurring	$21,245	$—	$—	$21,245	$(2,490)

There were no transfers between Levels 1 and 2 during the three-month and nine-month periods ended September 30, 2012 or the twelve months ended December 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2011 and September 30, 2012 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2012 and 2011. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of the probable incurred credit loss risk inherent in our loan and lease portfolio as of the balance sheet date. The allowance is based on two basic principles of accounting: (1) “Accounting for Contingencies,” which requires that losses be accrued when it is probable that a loss has occurred at the balance sheet date and such loss can be reasonably estimated; and (2) the “Receivables” topic, which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan or lease balance.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at September 30, 2012 or 2011 or for the three-month and nine-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 114 full-time employees as of September 30, 2012.

The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (the “Bank”), and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates five full service offices in Sacramento and Placer Counties including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices in Sacramento, Fair Oaks, and Roseville; two full service offices in Sonoma County in Healdsburg and Santa Rosa; and three full service banking offices in Amador County in Jackson, Pioneer, and Ione.

In 2000, the Company acquired North Coast Bank as a separate bank subsidiary. North Coast Bank was incorporated and commenced business in 1990 as Windsor Oaks National Bank in Windsor, California. In 1997, the name was changed to North Coast Bank. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank. On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Bank of Amador was merged with and into American River Bank.

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

Overview

The Company recorded net income of $780,000 for the quarter ended September 30, 2012, which was a decrease of $269,000 compared to $1,049,000 reported for the same period of 2011. Diluted earnings per share for the third quarter of 2012 were $0.08 compared to $0.11 recorded in the third quarter of 2011. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the third quarter of 2012 were 3.34% and 0.52%, respectively, as compared to 4.53% and 0.72%, respectively, for the same period in 2011.

Net income for the nine months ended September 30, 2012 and 2011 was $2,337,000 and $1,476,000, respectively, with diluted earnings per share of $0.24 in 2012 and $0.15 in 2011. For the first nine months of 2012, ROAE was 3.33% and ROAA was 0.53% compared to 2.17% and 0.34%, respectively, for the same period in 2011.

Total assets of the Company increased by $3,040,000 (0.5%) from $581,518,000 at December 31, 2011 to $584,558,000 at September 30, 2012. Net loans totaled $270,196,000 at September 30, 2012, down $23,535,000 (8.0%) from $293,731,000 at December 31, 2011. Deposit balances at September 30, 2012 totaled $466,725,000, up $4,440,000 (1.0%) from the $462,285,000 at December 31, 2011.

The Company ended the third quarter of 2012 with a leverage capital ratio of 12.7%, a Tier 1 capital ratio of 22.4%, and a total risk-based capital ratio of 23.7% compared to 13.1%, 21.5%, and 22.8%, respectively, at December 31, 2011. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Interest income*	$5,414	$6,137	$16,397	$18,563
Interest expense	(470)	(640)	(1,454)	(2,043)
Net interest income*	4,944	5,497	14,943	16,520
Provision for loan and lease losses	(410)	(550)	(1,365)	(3,625)
Noninterest income	712	750	2,099	1,637
Noninterest expense	(4,219)	(3,986)	(12,382)	(12,234)
Provision for income taxes	(167)	(595)	(729)	(650)
Tax equivalent adjustment	(80)	(67)	(229)	(172)
Net income	$780	$1,049	$2,337	$1,476

Average total assets	$591,460	$579,985	$585,285	$575,775
Net income (annualized) as a percentage of average total assets	0.52%	0.72%	0.53%	0.34%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.88% for the three months ended September 30, 2012, 4.39% for the three months ended September 30, 2011, 3.94% for the nine months ended September 30, 2012 and 4.41% for the nine months ended September 30, 2011.

The fully taxable equivalent interest income component for the third quarter of 2012 decreased $723,000 (11.8%) to $5,414,000 compared to $6,137,000 for the three months ended September 30, 2011. The decrease in the fully taxable equivalent interest income for the third quarter of 2012 compared to the same period in 2011 is broken down by rate (down $530,000) and volume (down $193,000). The rate decrease can be attributed to the overall lower interest rate environment and lower average loan balances replaced with higher average investment securities. While forgone interest on nonaccrual loans has decreased, it continues to negatively impact the yield on earning assets. During the third quarter of 2012, foregone interest income on nonaccrual loans was approximately $129,000, compared to foregone interest of $398,000 during the third quarter of 2011. The foregone interest of $129,000 had a 9 basis point negative impact on the yield on earning assets. The average balance of earning assets increased $10,215,000 (2.1%) from $496,500,000 in the third quarter of 2011 to $506,715,000 in the third quarter of 2012; however, there was a significant change in the average earning asset mix during these periods, due to an increase in investment securities, offset by a decrease in loan balances. Principal reductions from loan balances were invested into investment securities. When compared to the third quarter of 2011, average loan balances were down $42,116,000 (13.2%) to $277,793,000 for the third quarter of 2012 and average investment securities were up $53,531,000 (34.6%) to $227,222,000 for the third quarter of 2012. The overall low interest rate environment and the change in the asset mix (lower loan totals and higher investment security totals) resulted in a 65 basis point decrease in the yield on average earning assets from 4.90% for the third quarter of 2011 to 4.25% for the third quarter of 2012. The volume decrease of $193,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans.

Total fully taxable equivalent interest income for the nine months ended September 30, 2012 decreased $2,166,000 (11.7%) to $16,397,000 compared to $18,563,000 for the nine months ended September 30, 2011. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2012 over the same period in 2011 resulted from decreases in rate (down $1,560,000) and a decrease in volume (down $606,000). Average earning assets increased $5,512,000 (1.1%) during the first nine months of 2012 as compared to the same period in 2011. Average loan balances decreased $40,633,000 (12.4%) during that same period and average investment securities balances increased $47,200,000 (30.7%).

Interest expense was $470,000 or $170,000 (26.6%) lower in the third quarter of 2012 versus the prior year period. The average balances on interest bearing liabilities were $5,072,000 (1.5%) higher in the third quarter of 2012 compared to the same quarter in 2011. The slightly higher balances did not impact the overall interest expense, as the lower rate was the main cause for the decrease in interest expense. The net $170,000 decrease in interest expense during the third quarter of 2012 compared to the third quarter of 2011 was due to lower rates (down $169,000) and volume (down $1,000). The Company focused its marketing efforts on replacing higher cost time deposits with lower cost checking, savings, and money market accounts. Average time deposit balances were down $617,000 (0.6%) during the third quarter of 2012 compared to the third quarter of 2011, while average interest checking, savings, and money market accounts were up $7,515,000 (3.3%) during that same time period. The Company continues to have success attracting new deposit relationships as a direct result of its business development efforts. In addition, higher cost other borrowings decreased $1,826,000 (9.4%) from the third quarter of 2011 to the third quarter of 2012. The decrease of $169,000 in rates is a result of the lower overall interest rate environment. Rates paid on interest bearing liabilities decreased 20 basis points from 0.73% to 0.53% for the third quarter of 2011 compared to the third quarter of 2012.

Interest expense was $589,000 (28.8%) lower in the nine-month period ended September 30, 2012 versus the prior year period. The average balances on interest-bearing liabilities were up slightly ($121,000) in the nine-month period ended September 30, 2012 compared to the same period in 2011. The higher balances, however, did not increase interest expense as the increases occurred in lower cost savings accounts, which were slightly offset by decreases in higher cost time deposits and other borrowings. Despite the increase in average interest bearing balances the Company experienced a decrease in interest expense of $25,000 due to this increase in savings balance offset by the decrease in time deposits and other borrowings. Average savings balances increased $4,328,000 (9.4%) during the first nine months of 2012 compared to the same period in 2011; while average time deposits decreased $3,603,000 (3.5%) and other borrowings decreased $706,000 (4.3%) during the same time period. The decrease in interest expense was mainly due to lower rates, which accounted for a $564,000 decrease in interest expense for the nine-month period. Rates paid on interest-bearing liabilities decreased 22 basis points from the first nine months of 2011 to the first nine months of 2012 from 0.78% to 0.56%.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended September 30,	2012			2011
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$277,793	$4,101	5.87%	$319,909	$4,777	5.92%
Taxable investment Securities	198,106	1,007	2.02%	154,709	1,099	2.82%
Tax-exempt investment securities (2)	29,806	304	4.06%	19,670	254	5.12%
Corporate stock (2)	10	—	—	12	—	—
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	1,000	2	0.80%	2,200	7	1.26%
Total earning assets	506,715	5,414	4.25%	496,500	6,137	4.90%
Cash & due from banks	41,054			48,835
Other assets	49,974			42,811
Allowance for loan & lease losses	(6,283)			(8,161)
	$591,460			$579,985

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$183,189	155	0.34%	$180,554	253	0.56%
Savings	51,726	28	0.22%	46,846	44	0.37%
Time deposits	100,202	212	0.84%	100,819	244	0.96%
Other borrowings	17,609	75	1.69%	19,435	99	2.02%
Total interest bearing liabilities	352,726	470	0.53%	347,654	640	0.73%
Noninterest bearing demand deposits	139,645			134,054
Other liabilities	6,085			6,379
Total liabilities	498,456			488,087
Shareholders’ equity	93,004			91,898
	$591,460			$579,985
Net interest income & margin (3)		$4,944	3.88%		$5,497	4.39%

(1)	Loan interest includes loan costs of $4,000 and loan fees of $14,000, respectively, during the three months ended September 30, 2012 and September 30, 2011. Average loan balances include non-performing loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2012 and 2011.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (92 days) and annualized to actual days in the year (366 days for 2012 and 365 days for 2011).

Nine Months Ended September 30,	2012			2011
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$287,552	$12,655	5.88%	$328,185	$14,619	5.96%
Taxable investment securities	188,828	2,828	2.00%	153,712	3,251	2.83%
Tax-exempt investment securities (2)	29,390	902	4.10%	17,297	675	5.22%
Corporate stock (2)	9	4	59.37%	18	—	—
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	1,051	8	1.02%	2,106	18	1.14%
Total earning assets	506,830	16,397	4.32%	501,318	18,563	4.95%

Cash & due from banks	37,360			39,961
Other assets	47,626			42,409
Allowance for loan & lease losses	(6,531)			(7,913)
	$585,285			$575,775

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$182,833	517	0.38%	$182,731	829	0.61%
Savings	50,480	88	0.23%	46,152	148	0.43%
Time deposits	100,010	643	0.86%	103,613	787	1.02%
Other borrowings	15,741	206	1.75%	16,447	279	2.27%
Total interest-bearing liabilities	349,064	1,454	0.56%	348,943	2,043	0.78%
Noninterest-bearing demand deposits	136,354			130,027
Other liabilities	6,230			5,953
Total liabilities	491,648			484,923
Shareholders’ equity	93,637			90,852
	$585,285			$575,775
Net interest income & margin (3)		$14,943	3.94%		$16,520	4.41%

(1)	Loan interest includes loan fees of $7,000 and $42,000, respectively, during the nine months ended September 30, 2012 and September 30, 2011. Average loan balances include non-performing loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2012 and 2011.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (274 days in 2012 and 273 in 2011) and annualized to actual days in the year (366 days for 2012 and 365 days for 2011).

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended September 30, 2012 over 2011 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$(627)	$(49)	$(676)
Taxable investment securities	307	(399)	(92)
Tax exempt investment securities (3)	131	(81)	50
Corporate stock	—	—	—
Federal funds sold	—	—	—
Interest-bearing deposits in banks	(4)	(1)	(5)
Total	(193)	(530)	(723)
Interest-bearing liabilities:
Interest checking and money market	4	(102)	(98)
Savings deposits	5	(21)	(16)
Time deposits	(1)	(31)	(32)
Other borrowings	(9)	(15)	(24)
Total	(1)	(169)	(170)
Interest differential	$(192)	$(361)	$(553)

Nine Months Ended September 30, 2012 over 2011 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$(1,812)	$(152)	$(1,964)
Taxable investment securities	743	(1,166)	(423)
Tax exempt investment securities (3)	472	(245)	227
Corporate stock	—	4	4
Federal funds sold	—	—	—
Interest-bearing deposits in banks	(9)	(1)	(10)
Total	(606)	(1,560)	(2,166)
Interest-bearing liabilities:
Interest checking and money market	—	(312)	(312)
Savings deposits	14	(74)	(60)
Time deposits	(27)	(117)	(144)
Other borrowings	(12)	(61)	(73)
Total	(25)	(564)	(589)
Interest differential	$(581)	$(996)	$(1,577)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)	Loan costs of $4,000 and loan fees of $14,000, respectively, during the three months ended September 30, 2012 and September 30, 2011, and loan fees of $7,000 and $42,000, respectively, during the nine months ended September 30, 2012 and September 30, 2011, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2012 and 2011.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $410,000 for loan and lease losses for the third quarter of 2012 as compared to $550,000 for the third quarter of 2011. Net loan and lease losses for the three months ended September 30, 2012 were $677,000 or 0.97% (on an annualized basis) of average loans and leases as compared to $549,000 or 0.68% (on an annualized basis) of average loans and leases for the three months ended September 30, 2011. For the first nine months of 2012, the Company made provisions for loan and lease losses of $1,365,000 and net loan and lease losses were $2,472,000 or 1.15% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $3,625,000 and net loan and lease losses of $3,322,000 for the first nine months of 2011 or 1.35% (on an annualized basis) of average loans and leases outstanding. The Company has continued to add to the allowance for loan and lease losses for 2012 as we continue to have a higher than historical average level of nonperforming loans and leases. The high level of nonperforming loans and leases is due to the impact that the overall challenging economy in the Company’s market areas and in the United States has had on the Company’s borrowers. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service charges on deposit accounts	$173	$185	$563	$568
Gain on sale/call of securities	1	326	76	353
Merchant fee income	141	120	404	342
Bank owned life insurance	68	69	200	205
Income from OREO properties	261	—	653	—
Other	68	50	203	169
Total noninterest income	$712	$750	$2,099	$1,637

Noninterest income decreased $38,000 (5.1%) to 712,000 for the three months ended September 30, 2012 as compared to $750,000 for the three months ended September 30, 2011. The decrease from the third quarter of 2011 to the third quarter of 2012 was primarily related to a decrease in gains from sale of investment securities offset by an increase in income from OREO properties. Gains from investment sales in the third quarter of 2012 were $1,000, down from $326,000 in the third quarter of 2011. Income from OREO properties was $261,000 compared to none in the third quarter of 2011. The income from OREO properties results primarily from rents received on leased office properties the Company foreclosed upon in the last twelve months. For the nine months ended September 30, 2012, noninterest income increased $462,000 (28.2%) to $2,099,000. The increase from the first nine months of 2011 compared to the same period in 2012 was also related to higher rents received on properties obtained through foreclosure.

Noninterest Expense

Noninterest expense increased $233,000 (5.8%) to a total of $4,219,000 in the third quarter of 2012 compared to $3,986,000 in the third quarter of 2011. Salary and employee benefits expense decreased $115,000 (5.2%) from $2,219,000 during the third quarter of 2011 to $2,104,000 during the third quarter of 2012. The decrease in salary and benefits is primarily related to a decrease in incentive accruals. Incentive accruals decreased $172,000 from $192,000 in the third quarter of 2011 to $20,000 in the third quarter of 2012, primarily due to the Company’s actual net income in relationship to a higher targeted net income. These incentive accruals are estimates based on full year results and will be adjusted before the end of the year when actual results are known. On a quarter-over-quarter basis, occupancy expense increased $24,000 (8.7%) and furniture and equipment expense increased $47,000 (28.1%). FDIC assessments decreased $32,000 (18.6%) during the third quarter of 2012 to $140,000, from $172,000 in the third quarter of 2011. OREO related expenses increased $313,000 (120.4%) during the third quarter of 2012 to $573,000, from $260,000 in the third quarter of 2011. Other expense decreased $4,000 (0.4%) to a total of $889,000 in the third quarter of 2012 versus the third quarter of 2011. The increase in the furniture and equipment expense resulted from depreciation related to purchases of furniture and equipment, including software and three new ATM machines. The decrease in the FDIC assessments resulted from the change in the FDIC assessment methodology from a deposit based system to an asset risk-based system. The increase in OREO expenses is directly related to the type of OREO properties the Company now owns. Over the past twelve months the Company has acquired multiple office buildings, while these properties do produce rental income, as reported above, they also require a significant amount of expense to maintain. The fully taxable equivalent efficiency ratio for the third quarter of 2012 increased to 73.7% from 62.9% for the third quarter of 2012. This increase in the efficiency ratio is related to a decrease in net interest income.

Noninterest expense for the nine-month period ended September 30, 2012 was $12,382,000 versus $12,234,000 for the same period in 2011 for an increase of $148,000 (1.2%). Salaries and benefits expense decreased $3,000 from $6,342,000 for the nine months ended September 30, 2011 to $6,339,000 for the same period in 2012. Occupancy expense increased $51,000 (6.1%) and furniture and equipment expense increased $78,000 (14.8%). FDIC assessments decreased $290,000 (40.7%) during 2012 to $422,000, from $712,000 in 2011. OREO related expenses increased $446,000 (46.0%) during 2012 to $1,415,000, from $969,000 in 2011. The primary reason for this increase in OREO expenses is due to higher costs to maintain the office buildings and other foreclosed properties now owned by the Company. Other expense decreased $134,000 (4.7%) from $2,841,000 for the nine months ended September 30, 2011 to $2,707,000 for the same period in 2012. The decrease in other expenses results from the Company’s focus on reducing controllable expenses. The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first nine months of 2012 was 71.8% as compared to 66.5% in the same period of 2011.

Provision for Income Taxes

Federal and state income taxes for the quarter ended September 30, 2012 decreased $428,000 from $595,000 in the third quarter of 2011 to $167,000 in the third quarter of 2012. The effective tax rate for the quarter ended September 30, 2012 was 17.6% compared to 36.2% for the third quarter of 2011. For the nine months ended September 30, 2012, the provision for income taxes was $729,000 with an effective tax rate of 23.8%, compared to a provision of $650,000 and an effective tax rate of 30.6% for the nine months ended September 30, 2011. The lower effective tax rate in 2012 resulted from the normal tax benefits such as the benefits of tax-free income related to municipal bonds and bank owned life insurance, but also in the most recent quarter, we realized the benefits of Enterprise Zone credits on our State tax return. For the first time, the Company took advantage of hiring credit and the sales and use tax credit offered under the California Enterprise Zone program. In the third quarter of 2012, the Company realized the credit for the full year of 2011.

Balance Sheet Analysis

The Company’s total assets were $584,558,000 at September 30, 2012 as compared to $581,518,000 at December 31, 2011, representing an increase of $3,040,000 (0.5%). The average assets for the three months ended September 30, 2012 were $591,460,000, which represents an increase of $11,475,000 or 2.0% over the balance of $579,985,000 during the three-month period ended September 30, 2011. The average assets for the nine months ended September 30, 2012 were $585,285,000, which represents an increase of $9,510,000 or 1.7% from the average balance of $575,775,000 during the nine-month period ended September 30, 2011.

Investment Securities

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on September 30, 2012 and December 31, 2011.

Table Five: Investment Securities Composition
(dollars in thousands)	September 30,	December 31,
Available-for-sale (at fair value)	2012	2011
Debt securities:
Mortgage-backed securities	$196,430	$179,454
Obligations of states and political subdivisions	29,857	29,188
Corporate bonds	1,558	—
Corporate stock	61	69
Total available-for-sale investment securities	$227,906	$208,711
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$2,740	$4,010
Total held-to-maturity investment securities	$2,740	$4,010

Net unrealized gains on available-for-sale investment securities totaling $8,396,000 were recorded, net of $3,358,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2012 and net unrealized gains on available-for-sale investment securities totaling $5,930,000 were recorded, net of $2,372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2011.

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

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $26 million in new loans during the first nine months of 2012. Normal pay downs, loan charge-offs, and loans transferred to OREO resulted in a net decrease in total loans and leases of $24,731,000 (8.2%) from December 31, 2011. The market in which the Company operates continues to see a slowdown in new loan volume as existing borrowers continue to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of September 30, 2012 and December 31, 2011.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	September 30, 2012		December 31, 2011		Change	Percentage
	$	%	$	%	in dollars	change

Commercial	$32,385	12%	$42,108	14%	$(9,723)	(23.1%)
Real estate
Commercial	192,817	70%	204,043	68%	(11,226)	(5.5%)
Multi-family	9,237	3%	7,580	2%	1,657	21.9%
Construction	8,722	3%	10,356	3%	(1,634)	(15.8%)
Residential	18,665	7%	19,695	7%	(1,030)	(5.2%)
Lease financing receivable	1,886	1%	1,725	1%	161	9.3%
Agriculture	3,675	1%	4,583	1%	(908)	(19.8%)
Consumer	8,956	3%	10,984	4%	(2,028)	(18.5%)
Total loans and leases	276,343	100%	301,074	100%	(24,731)	(8.2%)
Deferred loan and lease fees, net	(213)		(302)		89
Allowance for loan and lease losses	(5,934)		(7,041)		1,107
Total net loans and leases	$270,196		$293,731		$(23,535)	(8.0%)

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at September 30, 2012 and December 31, 2011.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is focused on businesses and consumers within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming.

The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease rates and terms, vacancy rates, absorption and sale rates, capitalization rates, real estate values, supply and demand factors, rates of return, operating expenses, inflation and deflation, and sufficiency of repayment sources independent of the real estate including, in some instances, personal guarantees.

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its security interest in business assets, obtaining deeds of trust, taking possession of the collateral, or by other legal means.

In management’s judgment, a concentration exists in real estate loans, which represented approximately 83% of the Company’s loan and lease portfolio at September 30, 2012, an increase from 80% at December 31, 2011. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years. This is due primarily to severely curtailed demand for new and resale residential property; a large supply of unsold residential land and new and resale homes; and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At September 30, 2012, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $6,777,000 or 2.45% of total loans and leases. The $6,777,000 in nonperforming loans and leases was made up of twenty-seven loans and one lease. Ten of those loans totaling $1,909,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $13,423,000 or 4.46% of total loans and leases at December 31, 2011. Specific reserves of $455,000 were held on the nonperforming loans at September 30, 2012 and specific reserves of $1,680,000 were held on the nonperforming loans at December 31, 2011.

The overall level of nonperforming loans decreased $3,896,000 (36.5%) to $6,777,000 at September 30, 2012 compared to $10,673,000 at of June 30, 2012. At June 30, 2012, the Company’s nonperforming loans included fourteen real estate loans totaling $6,400,000; twelve commercial loans totaling $3,713,000; one agriculture loan totaling $393,000; four consumer loans totaling $162,000; and one lease totaling $5,000. During the third quarter of 2012, five loans in the amount of $3,434,000 were adjusted to market value and moved to OREO, four loans incurred charge-offs in the amount of $233,000, one loan in the amount of $515,000 was paid off, and three loans in the total amount of $744,000 were placed on nonperforming status during the quarter. The Company also collected approximately $524,000 in principal paydowns.

All three of the nonperforming loans, totaling $744,000, were real estate secured. The largest of these three loans was originated as an owner occupied commercial building in Stanislaus County with a quarter-end balance of $322,000.

The net interest due on nonaccrual loans and leases but excluded from interest income was approximately $129,000 for the three months ended September 30, 2012, compared to foregone interest of approximately $398,000 during the same period in 2011.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of September 30, 2012. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2012, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2012 and December 31, 2011.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	September 30,	December 31,
	2012	2011
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	3,363	2,775
Real estate	2,863	9,809
Lease financing receivable	4	17
Agriculture	389	597
Consumer	158	225
Total nonperforming loans	$6,777	$13,423

Impaired Loans and Leases

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the loan or lease’s original effective interest rate, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans or leases that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company typically reviews loans or leases graded substandard or lower with outstanding principal balances in excess of $100,000, as well as, loans considered troubled debt restructures (“TDR”) with outstanding principal balances in excess of $25,000. Furthermore, the Company considers a TDR to no longer be impaired if: (i) the borrower has exhibited sustained satisfactory performance, at a market rate of interest, of at least six months (and the TDR is no longer reportable); (ii) management maintains adequate documentation to support the borrower’s ability to continue to service the debt; and (iii) management determines during its periodic analysis that it is no longer probable that the Company will not be able to collect all amounts due per contractual terms. The Company adheres to this process in its quarterly impairment analysis by reserving under “Accounting for Contingencies” for any TDRs which meet these criteria.

The Company identifies TDRs by reviewing each renewal, modification, or extension of a loan with a screening document.  This document is designed to identify any characteristic of such a loan that would qualify it as a TDR.  If the characteristics are not present that would qualify a loan as a TDR, it is deemed to be a modification.

At September 30, 2012, the recorded investment in loans and leases that were considered to be impaired totaled $28,443,000, which includes $21,666,000 in performing loans and leases. Of the total impaired loans of $28,443,000, loans totaling $14,095,000 were deemed to require no specific reserve and loans totaling $14,348,000 were deemed to require a related valuation allowance of $1,459,000. Of the $14,095,000 impaired loans that did not carry a specific reserve there were $1,683,000 in loans or leases that had previous partial charge-offs and $12,412,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $30,085,000 at December 31, 2011. Of the total impaired loans of $30,085,000, loans totaling $8,139,000 were deemed to require no specific reserve and loans totaling $21,946,000 were deemed to require a related valuation allowance of $1,680,000.

The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer.  In the third quarter of 2012, the Company had net charge-offs of $677,000 with a provision of $410,000. In the third quarter of 2011, the Company had net charge-offs of $549,000 with a provision of $550,000.

At September 30, 2012, there were thirty loans and leases that were modified and are currently performing (less than ninety days past due) totaling $16,296,000 and ten loans and leases that are considered nonperforming (and included in Table Seven above), totaling $2,449,000, that are considered TDRs. These TDRs have a specific reserve of $519,000. As of September 30, 2012, of the forty TDRs, there were fourteen extensions, nine changes in terms, nine rate reductions, six term outs, one forbearance, and one interest only structure change. All were performing as agreed except for five extensions, three changes to amortizing loans, one interest rate decrease and one interest only structure change. The Company generally requires TDRs that are on non-accrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

Allowance for Loan and Lease Losses Activity

The Company maintains an allowance for loan and lease losses (“ALLL”) to cover incurred probable losses inherent in the loan and lease portfolio as of the balance sheet date, which is based upon management’s estimated range of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and recoveries and reduced by charge-offs. Actual losses for loans and leases can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

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

The allowance for loan and lease losses totaled $5,934,000 or 2.15% of total loans and leases at September 30, 2012 compared to $7,041,000 or 2.34% of total loans and leases at December 31, 2011. The Company establishes general and specific reserves in accordance with the generally accepted accounting principles. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 87.6% at September 30, 2012 and 52.5% at December 31, 2011. The allowance for loans and leases as a percentage of impaired loans and leases was 20.9% at September 30, 2012 and 23.4% at December 31, 2011. Of the total impaired loans and leases outstanding as of September 30, 2012, there were $2,072,000 in loans or leases that had been reduced by partial charge-offs of $2,608,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s allowance for loan and lease losses as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Average loans and leases outstanding	$277,793	$319,909	$287,552	$328,185

Allowance for loan and lease losses at beginning of period	$6,201	$7,887	$7,041	$7,585

Loans and leases charged off:
Commercial	(151)	(77)	(302)	(587)
Real estate	(628)	(442)	(1,676)	(2,692)
Lease financing receivable	(1)	—	(9)	—
Agriculture	—	—	(202)	(240)
Consumer	(2)	(50)	(494)	(220)
Total	(782)	(569)	(2,683)	(3,739)
Recoveries of loans and leases previously charged off:
Commercial	15	10	15	152
Real estate	71	5	161	5
Lease financing receivable	—	—	6	—
Agriculture	—	—	—	241
Consumer	19	5	29	19
Total	105	20	211	417
Net loans and leases charged off	(677)	(549)	(2,472)	(3,322)
Additions to allowance charged to operating expenses	410	550	1,365	3,625
Allowance for loan and lease losses at end of period	$5,934	$7,888	$5,934	$7,888
Ratio of net charge-offs to average loans and leases outstanding (annualized)	0.97%	0.68%	1.15%	1.35%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.59%	0.68%	0.63%	1.48%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.15%	2.51%	2.15%	2.51%

Other Real Estate Owned

At September 30, 2012, the Company had 23 other real estate owned (“OREO”) properties totaling $13,681,000. This compares to 21 properties totaling $8,190,000 at December 31, 2011 and 22 properties totaling $3,827,000 at September 30, 2011. During the third quarter of 2012, the Company sold three properties with balances of $576,000 for a loss of $12,000 and added six properties to OREO with net book values totaling $3,900,000. Of the six properties added in the third quarter, four are related to a single client and are carried at $3,138,000, after appropriate write downs and adjustments. These properties include a single use commercial property in Amador County carried at $805,000, two abutting parcels of land in Sacramento County carried at $1,200,000 and a single family residence in Monterey County carried at $1,127,000. The other two properties include a single family residence in Sonoma County carried at $308,000 and commercial retail space in Butte County carried at $439,000.

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

During the first quarter of 2012, the Company sold four properties with balances of $497,000 for a loss of $30,000 and added four properties to OREO with fair values less costs to sell totaling $3,245,000 after writing the related loans down by $194,000 through the allowance for loan losses. Of the four properties added during the quarter, one is twenty-three acres of undeveloped land in Amador County carried at $128,000; one property is commercial office buildings in El Dorado County carried at $2,077,000; one is a commercial retail building in Sacramento County carried at $671,000; and the other is a commercial industrial building in Sacramento County carried at $369,000

The Company periodically obtains property valuations as part of the process of determining whether the recorded book value represents fair value. During the third quarter of 2012, this valuation process resulted in the Company reducing the book value of the OREO properties by $262,000. Furthermore, results of legal proceedings caused the Company to increase the value of an existing OREO property by $248,000. At September 30, 2012, OREO included a valuation reserve of $40,000. This compares to a reserve balance of $126,000 at September 30, 2011 and $56,000 at December 31, 2011. The Company believes that all 23 OREO properties owned at September 30, 2012 are carried approximately at fair value.

Deposits

At September 30, 2012, total deposits were $466,725,000 representing a $4,440,000 (1.0%) increase from the December 31, 2011 balance of $462,285,000. The Company’s deposit growth plan for 2012 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. The Company experienced increases in noninterest-bearing ($3,849,000 or 2.9%), interest-bearing checking ($8,295,000 or 18.9%), savings ($3,335,000 or 7.0%), and time deposits ($1,760,000 or 1.8%) accounts and a decrease in money market accounts ($12,799,000 or 9.2%) during 2012.

Other Borrowed Funds

Other borrowings outstanding as of September 30, 2012 and December 31, 2011, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)
	September 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Short-term borrowings:

FHLB advances	$2,000	0.67%	$5,000	2.08%

Long-term borrowings:

FHLB advances	$16,000	1.81%	$14,000	1.80%

The maximum amount of short-term borrowings at any month-end during the first nine months of 2012 and 2011 was $2,000,000 and $12,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$2,000	$16,000
Maturity	2013	2014 to 2019
Weighted average rates	0.67%	1.81%

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

At September 30, 2012, shareholders’ equity was $93,846,000, representing a decrease of $163,000 (0.2%) from $94,099,000 at December 31, 2011. The decrease results from repurchases of common stock exceeding the additions from net income for the period, the stock based compensation, and the increase in other comprehensive income. The ratio of total risk-based capital to risk adjusted assets was 23.7% at September 30, 2012 and 22.8% at December 31, 2011. Tier 1 risk-based capital to risk-adjusted assets was 22.4% at September 30, 2012 and 21.5% at December 31, 2011. The leverage ratio was 12.7% at September 30, 2012 and 13.1% at December 31, 2011.

Table Ten below lists the Company’s actual capital ratios at September 30, 2012 and December 31, 2011 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At September 30, 2012	At December 31, 2011	Minimum Regulatory Capital Requirements

Leverage ratio	12.7%	13.1%	4.00%

Tier 1 Risk-Based Capital	22.4%	21.5%	4.00%

Total Risk-Based Capital	23.7%	22.8%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of September 30, 2012 and December 31, 2011.

On June 7, 2012, the federal bank regulatory agencies published notices of proposed rulemakings that would revise and replace the current capital requirements. The proposed rules implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The proposed rules were subject to a comment period through October 22, 2012. Therefore, it is uncertain whether the proposed rules will be effective in the form proposed or modified in response to comments including delay of the effective date or other changes that may have a material impact upon the proposed rules and their application to our Company and the Bank.

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2012 and 2011.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2012 were approximately $28,081,000 and $8,530,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2012, consolidated liquid assets totaled $199.1 million or 34.1% of total assets compared to $177.3 million or 30.5% of total assets on December 31, 2011. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At September 30, 2012, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At September 30, 2012, the Bank could have arranged for up to $87,912,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2012, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $28,000,000, leaving $59,912,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At September 30, 2012, the Company’s borrowing capacity at the Federal Reserve Bank was $29,003,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2012 and December 31, 2011, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $36,610,000 and $46,565,000 at September 30, 2012 and December 31, 2011, respectively. As a percentage of net loans and leases these off-balance sheet items represent 13.2% and 15.9%, respectively.

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results.

Website Access

American River Bankshares maintains a website where certain information about the Company is posted. Through the website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as well as Section 16 Reports and amendments thereto, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). These reports are free of charge and can be accessed through the address www.americanriverbank.com by clicking on the Investor Relations/SEC Filings link located at that address. Once you have selected the SEC Filings link you will have the option to access the Section 16 Reports or the other above-referenced reports filed by the Company by selecting the appropriate link.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of September 30, 2012 and December 31, 2011

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon September 30, 2012	$ Change in NII from Current 12 Month Horizon December 31, 2011
Variation from a constant rate scenario
+200bp	$900	$773
-200bp	$(997)	$(1,192)

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

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended September 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2012, the Company approved and authorized a new stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorizes the repurchase during 2012 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 494,500 shares based on the 9,890,909 shares outstanding as of January 26, 2012. On June 15, 2012, the Company approved and authorized an increase to number of shares eligible for repurchase under the 2012 Program, increasing the number from 494,500 to 593,500. During the first nine months of 2012, the Company repurchased 575,389 shares of its common stock at an average price of $7.29 per share. Any repurchases under the 2012 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2012 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2012 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2012 Program at any time and for any reason. The following table lists shares repurchased during the quarter ended September 30, 2012 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 July 1 through July 31, 2012	0	$ —	0	18,111
Month #2 August 1 through August 31, 2012	0	—	0	18,111
Month #3 September 1 through September 30, 2012	0	—	0	18,111
Total	0	$ —	0	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended.

(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.

(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and Marjorie Wood Taylor, Trustee of the Marjorie Wood-Taylor Trust, dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California (**) and Amendment No. 2 thereto dated May 14, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 15, 2009.

(10.4)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.5)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

*(10.6)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

(10.7)	Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

*(10.8)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.9)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.10)	Salary Continuation Agreement, as amended on February 21, 2008, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.11)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.12)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.13)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.14)	Lease agreement between Bank of Amador and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

*(10.15)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.16)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.17)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.

(10.18)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.

(10.19)	Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012.

*(10.20)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; and the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012.

*(10.21)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.22)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.23)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.24)	Employment Agreement dated September 20, 2006, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.25)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.26)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.27)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

(10.28)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.29)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.

*(10.31)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.32)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.33)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.

*(10.34)	Employment Agreement dated February 1, 2012, between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 8, 2012.

(10.35)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

AMERICAN RIVER BANKSHARES

November 6, 2012	By:	/s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

November 6, 2012	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page

3.2	Bylaws, as amended.	56

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	97

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	98

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99

