Form 10-K
period 2012-12-31
AMERICAN RIVER BANKSHARES
filed 2013-03-01
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $62,584,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 27, 2013, the registrant’s no par value Common Stock totaled 9,175,729 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2013 annual meeting of shareholders.

AMERICAN RIVER BANKSHARES

INDEX TO
ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2012

PART I

Item 1. Business.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	the duration of financial and economic volatility and decline and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system;
•	the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential continued or increasing loan and lease losses;
•	potential increasing levels of expenses associated with resolving non-performing assets as well as regulatory changes;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	potential declines in fee and other noninterest income earned associated with economic factors as well as regulatory changes;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
•	changes in the regulatory environment including government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing and other operational systems failures or fraud;
•	potential continued decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•	the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers;
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized; and
•	downgrades in the credit rating of the United States by credit rating agencies.

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

American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates four full service offices in Sacramento County including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices in Sacramento and Fair Oaks; one full service office in Placer County, located in Roseville; two full service offices in Sonoma County in Healdsburg and Santa Rosa; and three full service offices in Amador County in Jackson, Pioneer, and Ione. In 2000, North Coast Bank was acquired by the Company as a separate bank subsidiary. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank. On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Bank of Amador was merged with and into American River Bank.

American River Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act includes a permanent increase to $250,000 as the maximum FDIC insurance limit per depositor retroactive to January 1, 2008 and the extension of unlimited FDIC insurance for noninterest-bearing transaction accounts effective December 31, 2010 through December 31, 2012. On November 9, 2010, the FDIC implemented a final rule to permanently increase the maximum insurance limit to $250,000 under the Dodd-Frank Act. The unlimited insurance coverage for noninterest bearing transaction accounts was not extended and terminated on December 31, 2012. The $250,000 maximum deposit insurance amount per depositor remains in effect.

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

At December 31, 2012, the Company had consolidated assets of $596 million, deposits of $478 million and shareholders’ equity of $94 million.

General

The Company is a regional bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from interest and fees on loans and leases, interest on investments (principally government securities), and Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2012, these sources comprised 78.3%, 21.7%, and zero, respectively, of the Company’s interest income.

American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

As of December 31, 2012 and December 31, 2011, American River Bank held $29,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000 insured by the FDIC.

Based upon the most recent information made available by the FDIC through June 30, 2012, American River Bank competes with approximately 35 other banking or savings institutions in Sacramento County, 29 in Placer County, 21 in Sonoma County and 6 in Amador County. American River Bank’s market share of FDIC insured deposits in the service areas of Sacramento County was 1.1%, in Placer County was approximately 0.7%, in Sonoma County was approximately 0.8%, and in Amador County was approximately 15.0% (based upon the most recent information made available by the FDIC through June 30, 2012).

Employees

At December 31, 2012, the Company and its subsidiaries employed 112 persons on a full-time equivalent basis. The Company believes its employee relations are good.

Website Access

The Company maintains a website where certain information about the Company is posted. Through the website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, as well as Section 16 Reports and amendments thereto, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports are free of charge and can be accessed through the address www.americanriverbank.com by accessing the Investor Relations link, then the SEC Filings link located at that address. Once you have selected the SEC Filings link you will have the option to access the Section 16 Reports or the reports filed on Forms 10-K, 10-Q and 8-K by the Company by selecting the appropriate link.

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

American River Bank is licensed by the California Commissioner of Financial Institutions (the “Commissioner”), and its deposits are insured by the FDIC up to the applicable legal limits. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. American River Bank has chosen not to become a member of the Federal Reserve System. Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank’s business and condition, including its capital ratios, allowance for possible loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. American River Bankshares and American River Bank are required to file reports with the Board of Governors, the Commissioner, and the FDIC and provide any additional information that the Board of Governors, the Commissioner, and the FDIC may require.

On July 3, 2012, the California Legislature approved and adopted a reorganization plan proposed by Governor Jerry Brown that would restructure the California government with the goal of achieving more efficient, streamlined and cost-effective government. As part of the reorganization plan, the California Department of Financial Institutions (“DFI”) and the California Department of Corporations (“DOC”) would be merged into a newly created Department of Business Oversight (“DBO”) with a single commissioner in charge of the DBO. The former DFI and DOC would become the Division of Financial Institutions and the Division of Corporations, respectively, under the DBO. As adopted, the reorganization plan is proposed to be effective beginning July 1, 2013, subject to further approval of implementing legislation. It is uncertain what effect such reorganization plan may have upon regulation of American River Bank in the future.

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

Capital Standards

Risk-Based Capital. The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, American River Bankshares and American River Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan and lease loss reserves.

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

Basel III Capital. On June 7, 2012, the federal bank regulatory agencies published notices of proposed rulemakings that would revise and replace the current capital requirements. The proposed rules implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The proposed rules were subject to a comment period through October 22, 2012 and a projected effective date of January 1, 2013. After receipt of extensive comments and lobbying efforts on behalf of financial institutions, particularly smaller community banks, the federal bank regulatory agencies jointly issued a release on November 9, 2012 to delay the effective date of Basel III. No further effective date was announced pending further review by the federal bank regulatory agencies. Therefore, it is uncertain when the proposed rules may become effective and whether the proposed rules will be implemented in the form proposed or modified in response to comments or subject to other changes that may have a material impact upon the rules as originally proposed and their application to our Company.

As originally proposed, the rules included new minimum capital ratio requirements to be phased in between January 1, 2013 and January 1, 2015, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%. Certain additional changes to the calculation of risk-weighted assets and Tier 1 capital components will affect the capital ratio requirements.

The proposed rules would have also established a “capital conservation buffer,” which would require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer would increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement would be phased in between January 2016 and January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital ratio level fell below the buffer amount.

The federal bank regulatory agencies also proposed changes to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes would take effect January 1, 2015 and would require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

At December 31, 2012, American River Bankshares and American River Bank were in compliance with the current risk-weighted capital and leverage ratio guidelines.

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

Limitations on Dividends

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. On July 27, 2009, it was announced that the Board of Directors had suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding cash dividends.

Competition

Competitive Data

American River Bank. At June 30, 2012, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 195 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 5 Sacramento area offices, 62 offices in the cities of Healdsburg and Santa Rosa, California, where American River Bank has its 2 Sonoma County offices, and 3 offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its 3 Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2012, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $14,816,000 on an unsecured basis and $24,693,000 on a fully secured basis based on capital and allowable reserves of $98,771,000.

American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2012, there were 233 operating commercial and savings bank offices in Sacramento County with total deposits of $21,891,613,000. This was an increase of $1,561,023,000 compared to the June 30, 2011 balances. American River Bank held a total of $249,840,000 in deposits, representing approximately 1.1% of total commercial and savings banks deposits in Sacramento County as of June 30, 2012.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2012, there were 114 operating commercial and savings bank offices in Placer County with total deposits of $7,725,352,000. This was an increase of $433,737,000 over the June 30, 2011 balances. American River Bank held a total of $56,117,000 in deposits, representing approximately 0.7% of total commercial and savings banks deposits in Placer County as of June 30, 2012.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2012, there were 132 operating commercial and savings bank offices in Sonoma County with total deposits of $9,992,905,000. This was a decrease of $310,312,000 compared to the June 30, 2011 balances. American River Bank held a total of $80,132,000 in deposits, representing approximately 0.8% of total commercial and savings banks deposits in Sonoma County as of June 30, 2012.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2012, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $601,463,000. This was a decrease of $18,789,000 compared to the June 30, 2011 balances. American River Bank held a total of $90,030,000 in deposits, representing approximately 15.0% of total commercial and savings bank deposits in Amador County as of June 30, 2012.

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

On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage was available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. This unlimited insurance coverage was not extended and terminated on December 31, 2012. The $250,000 maximum deposit insurance amount per depositor remains in effect.

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

On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Act that made permanent the $250,000 deposit insurance limit per depositor and provided unlimited insurance coverage for noninterest-bearing transaction accounts. From December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage was available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. This unlimited insurance coverage was not extended and terminated on December 31, 2012. The $250,000 maximum deposit insurance amount per depositor remains in effect.

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

•	Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act requires capital requirements to be counter cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

•	Enhanced Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•	Consumer Protection. The Dodd-Frank Act creates the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.

•	Deposit Insurance. The Dodd-Frank Act permanently increases the deposit insurance limit for insured deposits to $250,000 per depositor and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011.

•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•	Enhanced Lending Limitations. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment of the Dodd-Frank Act, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

•	Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branch offices in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branch offices in other states if the host state expressly permitted out-of-state banks to establish branch offices in that state. Accordingly, banks may be able to enter new markets more freely.

•	Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Dodd-Frank Act and the Guidance may impact our compensation policies and arrangements.

•	Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

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

Dramatic declines have occurred in the housing market during the recent economic downturn resulting in falling home prices and increasing foreclosures. These circumstances along with unemployment and under-employment have negatively impacted the credit performance of our loan portfolio and resulted in significant write-downs of asset values. These asset write-downs have had a significant impact on the Company’s financial results and ratios, including our net income, earnings per share, return on average equity and return on average assets. Our net income decreased from $7,751,000 in 2008 to $1,586,000 in 2009 and $476,000 in 2010, then increased to $2,504,000 in 2011, and $3,207,000 in 2012. Our earnings per share decreased from $1.30 per share in 2008 to $0.26 per share in 2009 and $0.05 per share in 2010, then increased to $0.25 per share in 2011 and $0.34 per share in 2012. Our return on average equity decreased from 12.39% in 2008 to 2.44% in 2009 and 0.53% in 2010, then increased to 2.74% in 2011, and 3.42% in 2012. Our return on average assets decreased from 1.32% in 2008 to 0.28% in 2009 and 0.08% in 2010, then increased to 0.43% in 2011 and 0.55% in 2012. While there were increases in our financial results and ratios in 2011 and 2012, the increases are below our historical averages and there is no guarantee that these increases will continue into the future, which could adversely affect our stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

•	Worsening economic conditions could adversely affect our business.

The economic conditions in the United States in general and within California and in our operating markets have not fully recovered from the recent economic downturn and may deteriorate. Unemployment nationwide and in California has increased significantly through the recent economic downturn and is anticipated to remain elevated for the foreseeable future. As of December 31, 2012, the unemployment rate nationwide was 7.8% compared to 8.5% at December 31, 2011, 9.4% at December 31, 2010, 9.9% at December 31, 2009, and 7.3% at December 31, 2008. As of December 31, 2012, the unemployment rate in California was 9.8% compared to 11.1% at December 31, 2011, 12.5% at December 31, 2010, 12.3% at December 31, 2009 and 8.7% at December 31, 2008. The unemployment rate in the Company’s primary markets of Sacramento, Sonoma, and Amador Counties was 9.8%, 7.7% and 11.0%, respectively, at December 31, 2012 compared to 10.9%, 8.9% and 12.7%, respectively, at December 31, 2011, 12.7%, 10.0% and 13.4%, respectively, at December 31, 2010, 12.2%, 10.3% and 12.5%, respectively, at December 31, 2009, and 8.7%, 7.0% and 9.3%, respectively, at December 31, 2008. These unemployment statistics may not reflect the full extent of unemployment conditions nationwide, in California and in the Company’s primary operating markets due to the exclusion of statistics regarding the number of persons who are no longer seeking employment, among other statistical data. Availability of credit and consumer spending, real estate values, and consumer confidence have all been adversely affected. The volatility of the capital markets and the credit, capital and liquidity problems that have confronted the U.S. financial system have not been fully resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system. These conditions may not be fully resolved in the foreseeable future.

The Bank conducts banking operations principally in Northern California. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in Northern California. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California, and continued adverse economic conditions could have a material adverse effect upon us. In addition, California’s budgetary and fiscal difficulties have resulted in a reduction of the number of California government employees. The businesses operating in California and, in particular in the City of Sacramento, depend on the relationships with these government employees, and reduced spending activity by these government employees could have a material impact on the success or failure of these businesses, some of which are current customers or could become future customers of the Bank.

The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans. This reduction in loan volume has had an adverse effect upon our net interest margin and profitability. The economic conditions in the United States in general and in the State of California and within our operating markets may further deteriorate and such deterioration may materially and adversely affect our results of operations. A further deterioration in economic conditions locally, regionally or nationally could result in a further economic downturn in Northern California with the following consequences, any of which could further adversely affect our business:

▪	loan delinquencies and defaults may increase;
▪	problem assets and foreclosures may increase;
▪	demand for loans and other products and services may decline;
▪	low cost or noninterest bearing deposits may decrease;
▪	collateral for loans may decline in value, in turn reducing clients’ borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans;
▪	foreclosed assets may not be able to be sold;
▪	volatile securities market conditions could adversely affect valuations of investment portfolio assets; and
▪	reputational risk may increase due to public sentiment regarding the banking industry.

•	Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2012, our non-performing loans and leases were 2.12% of total loans and leases compared to 4.46% at December 31, 2011, 6.52% at December 31, 2010, 5.46% at December 31, 2009 and 1.49% at December 31, 2008. At December 31, 2012, our non-performing assets (which include foreclosed real estate and repossessed assets) to total assets were 2.97% compared to 3.73% at December 31, 2011, 4.36% at December 31, 2010, 3.95% at December 31, 2009, and 1.49% at December 31, 2008. The allowance for loan and lease losses as a percentage of non-performing loans and leases was 105.6% as of December 31, 2012 compared to 52.5% as of December 31, 2011, 33.6% at December 31, 2010, 37.7% at December 31, 2009 and 94.8% at December 31, 2008. While these non-performing loans and leases and non-performing assets may have decreased in 2012, the resulting ratios are below our historical averages and there is no guarantee that these decreases will continue into the future, which could adversely affect our stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

Non-performing assets adversely affect our net income in various ways. We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets and/or raise additional capital. When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. We may experience increases in non-performing assets and the disposition of such non-performing assets may adversely affect our profitability.

•	Tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

A tightening of the credit markets or any inability to obtain adequate funds for asset growth at an acceptable cost could adversely affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan and lease payments, we also rely on alternative funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco, and public time certificates of deposits. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such a disruption should occur, our ability to access these sources could be adversely affected, both as to price and availability, which would limit or potentially raise the cost of the funds available to us.

•	We have a concentration risk in real estate related loans.

At December 31, 2012, $213.9 million, or 82.9% of our total loan and lease portfolio, consisted of real estate related loans. Of that amount, $180.1 million, or 84.2%, consisted of commercial real estate, $6.9 million, or 3.2% consisted of commercial and residential construction loans (including land acquisition and development loans) and $26.9 million, or 12.6%, consisted of residential mortgages and residential multi-family real estate. Substantially all of our real property collateral is located in our operating markets in Northern California. The deteriorating economic conditions in California and in our operating markets during the recent economic downturn has contributed to an overall decline in commercial and residential real estate values. A continuing substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.

At December 31, 2012, our residential construction loans (including land acquisition and development loans) were just $5.2 million, or 2.3% of our total loans and leases, and these loans were comprised of 6.7% owner-occupied loans and 93.3% non-owner-occupied loans. Construction, land acquisition and development lending involves additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, non-owner-occupied construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance and accrued interest related to the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

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

Federal regulatory agencies, as an integral part of the examination process, review the Bank’s loans and leases and allowance for loan and lease losses, as well as management’s policies and procedures for determining the adequacy of the allowance for loan and lease losses. We believe that our allowance for loan and lease losses policies are effective and that our allowance for loan and lease losses is adequate to cover current losses. However, the Bank may have to further increase the allowance for loan and lease losses as a result of the effects of deterioration of economic conditions nationally and in the operating markets in which the Bank conducts business and/or as a result of changes in regulation or accounting methodologies.

•	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

As of December 31, 2012, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $2.0 million and $5.6 million, respectively. At such date, our commercial real estate loans amounted to $180.1 million, or 69.8% of our total loan and lease portfolio, and our commercial business loans amounted to $30.8 million, or 11.9% of our total loan and lease portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

Recent legislation including the Emergency Economic Stabilization Act of 2008 (the “EESA”), signed into law by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), signed into law by President Obama on February 17, 2009, each included programs intended to help stabilize the U.S. financial system. However, the degree to which such legislation has helped to resolve the volatility of capital and credit markets or improve capital and liquidity problems confronting the financial system remains uncertain. The failure of the EESA or ARRA and other legislation intended to mitigate or eliminate such volatility and problems affecting the financial markets and a continuation or worsening of such conditions could limit our access to capital or sources of liquidity in amounts and at times necessary to conduct operations in compliance with applicable regulatory requirements.

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

Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. We maintain controls and procedures to mitigate risks such as processing system failures or errors and customer or employee fraud, and we maintain insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and provides only reasonable, not absolute, certainty that the objectives of the system will be met. Events could occur which are not prevented or detected by our internal controls, are not insured against, or are in excess of our insurance limits. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have an adverse effect on our business.

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

FDIC insurance premium assessments are uncertain and increased premium assessments may adversely affect our earnings. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (“DIF”). Recent economic conditions have resulted and may continue to result in bank failures. In such event, the FDIC may take control of failed institutions and guarantee payment from the DIF up to the insured limit for deposits held at such failed institutions. Depending on any future losses that the DIF may suffer due to failed institutions, there may be additional significant premium increases in order to replenish the DIF.

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

On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that made permanent a $250,000 deposit insurance limit per depositor and provided unlimited insurance coverage for noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage was available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. This unlimited insurance coverage was not extended and terminated on December 31, 2012. The $250,000 maximum deposit insurance amount per depositor remains in effect.

It is not clear how depositors will respond regarding the $250,000 per depositor maximum deposit insurance coverage and the termination of unlimited insurance coverage for noninterest-bearing transaction accounts. Some depositors may reduce the amount of uninsured deposits held at the Bank and/or the level of insured deposits if concerns regarding bank failures persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s funding costs and net interest margin. The Bank’s funding costs may also be adversely affected in the event that the activities of the Federal Reserve Board and the U.S. Treasury, intended to provide liquidity for the banking system and improvement in capital markets, are curtailed or unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affecting our results of operations.

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

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2012, we did not recognize any securities as other than temporarily impaired. Future evaluations of the securities portfolio may require us to recognize an impairment charge with respect to these and other holdings. In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2012, we held stock in the FHLB totaling $3.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB currently distributes cash dividends on its shares, however, this dividend paying practice may not continue. As of December 31, 2012, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

•	If the goodwill we have recorded in connection with our acquisition of Bank of Amador becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2012, we had approximately $16.3 million of goodwill on our balance sheet attributable to our merger with Bank of Amador in December 2004. In accordance with accounting principles generally accepted in the United States of America, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in findings of impairment and write-downs, which could be material.

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

In December 2009, the Company raised $25.3 million (in gross proceeds) in a public offering of 4,048,000 shares of its common stock at $6.25 per share. Our articles of incorporation, as amended, provide the authority to issue without further shareholder approval, 20,000,000 shares of common stock, no par value per share, of which 9,327,203 shares were issued and outstanding at December 31, 2012. Pursuant to the Company’s 2010 Equity Incentive Plan and its 2000 Stock Option Plan, at December 31, 2012, employees and directors of the Company had outstanding options to purchase 305,670 shares of common stock. As of December 31, 2012, 1,446,739 shares of common stock remained available for awards under the 2010 Equity Incentive Plan.

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

American River Bank (formerly North Coast Bank, a division of American River Bank), owns premises at 412 Center Street, Healdsburg, California. The premises were purchased June 1, 1993. The purchase price for the land and building was $343,849. The building consists of 2,620 square feet. The land consists of 10,835 square feet.

American River Bank (formerly North Coast Bank, a division of American River Bank), leases premises at 90 South E Street, Santa Rosa, California. The premises were subleased from Chicago Title Company through November 11, 2011 and now are leased from 90 E Street, LLC until January 31, 2019. The combined sublease and lease term is ten (10) years and expires on January 31, 2019. The premises consist of 3,600 square feet on the ground floor.

American River Bank (formerly Bank of Amador, a division of American River Bank), leases premises at 422 Sutter Street, Jackson, California. The premises are leased from the United States Postal Service. The most recent lease term was five (5) years and expired on May 31, 2011 and the premises consisted of 6,400 square feet on the ground floor and second floor. Effective June 1, 2011, the lease was extended for an additional five (5) years set to expire on May 31, 2016. The new lease term does not include the second floor and the new premises consists of approximately 3,600 square feet on the ground floor.

American River Bank (formerly Bank of Amador, a division of American River Bank), leases premises at 26395 Buckhorn Ridge Road, Pioneer, California. The premises are leased from Joseph T. Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust. The lease term is ten (10) years and expires on October 31, 2017. The premises consist of 1,757 square feet of office space on the ground floor, an attached garage consisting of approximately 400 square feet and 1,223 feet of office space on the second floor.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The following table shows the high and the low prices for the common stock, for each quarter during 2012 and 2011, as reported by Nasdaq.

2012	High	Low

First quarter	$7.90	$4.50
Second quarter	8.31	6.25
Third quarter	7.71	6.41
Fourth quarter	7.89	6.21

2011	High	Low

First quarter	$6.75	$5.95
Second quarter	6.89	6.00
Third quarter	6.59	4.55
Fourth quarter	5.00	4.55

The closing price for the Company’s common stock on February 27, 2013 was $7.40.

Holders

As of February 25, 2013, there were approximately 2,600 shareholders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends on its common stock from the first quarter of 2004 through the second quarter of 2009. Prior to that, the Company paid cash dividends twice a year since 1992. On July 27, 2009, the Company announced that the Board of Directors had suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. In 2012 and 2011, there were no cash dividends paid. It is uncertain whether any dividends will be paid in the future since they are subject to regulatory and statutory restrictions and the evaluation by the Company’s Board of Directors of financial factors including, but not limited to earnings, financial condition and capital requirements of the Company and its subsidiaries.

As a California corporation, the Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law (the “Corporation Law”). The Corporation Law provides that neither a corporation nor any of its subsidiaries shall make a distribution to the corporation’s shareholders unless the board of directors has determined in good faith either of the following: (1) the amount of retained earnings of the corporation immediately prior to the distribution equals or exceeds the sum of (A) the amount of the proposed distribution plus (B) the preferential dividends arrears amount; or (2) immediately after the distribution, the value of the corporation’s assets would equal or exceed the sum of its total liabilities plus the preferential rights amount. The good faith determination of the board of directors may be based upon (1) financial statements prepared on the basis of reasonable accounting practices and principles, (2) a fair valuation, or (3) any other method reasonable under the circumstances; provided, that a distribution may not be made if the corporation or subsidiary making the distribution is, or is likely to be, unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature.

The term “preferential dividends arrears amount” means the amount, if any, of cumulative dividends in arrears on all shares having a preference with respect to payment of dividends over the class or series to which the applicable distribution is being made, provided that if the articles of incorporation provide that a distribution can be made without regard to preferential dividends arrears amount, then the preferential dividends arrears amount shall be zero.

The term “preferential rights amount” means the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights, including accrued but unpaid dividends, of other shareholders upon dissolution that are superior to the rights of the shareholders receiving the distribution, provided that if the articles of incorporation provide that a distribution can be made without regard to any preferential rights, then the preferential rights amount shall be zero.

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

Stock Repurchases

On January 26, 2012, the Company approved and authorized a stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorized the repurchase during 2012 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 494,500 shares based on the 9,890,909 shares outstanding as of January 26, 2012. On June 15, 2012, the Company approved and authorized an increase to number of shares eligible for repurchase under the 2012 Program, increasing the number from 494,500 to 593,500. During 2012, the Company repurchased 575,389 shares of its common stock at an average price of $7.29 per share. Repurchases under the 2012 Program were made from time to time by the Company in the open market. All such transactions were structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2012 Program were retired. The following table lists shares repurchased during the quarter ended December 31, 2012 and the maximum amount available to repurchase under the repurchase plan.

	(a)	(b)	(c)	(d)
Period
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 October 1 through October 31, 2012	None	N/A	None	18,111
Month #2 November 1 through November 30, 2012	None	N/A	None	18,111
Month #3 December 1 through December 31, 2012	None	N/A	None	18,111
Total	None	N/A	None	N/A

The Company did not repurchase any of its shares in 2011, 2010 or in 2009. The Company purchased 115,815 shares in 2008, 426,668 shares in 2007, 299,410 shares in 2006, 92,986 shares in 2005, 11,869 shares in 2004, 1,915 shares in 2003 and 83,747 shares in 2002. Share amounts have been adjusted for stock dividends and/or splits.

On December 20, 2012, the Company approved and authorized a stock repurchase program for 2013 (the “2013 Program”). The 2013 Program authorizes the repurchase during 2013 of up to 10% of the outstanding shares of the Company’s common stock, or approximately 932,700 shares based on the 9,327,203 shares outstanding as of December 20, 2012. Any repurchases under the 2013 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2013 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2013 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2013 Program at any time without notice.

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

As of and for the Years Ended December 31,

(In thousands, except per share amounts and ratios)

	2012	2011	2010	2009	2008
Operations Data:
Net interest income	$19,405	$21,591	$22,256	$24,032	$25,925
Provision for loan and lease losses	1,365	3,625	7,365	8,530	1,743
Noninterest income	2,774	2,108	1,804	2,269	2,168
Noninterest expenses	16,747	16,301	16,470	15,811	14,201
Income before income taxes	4,067	3,773	225	1,960	12,149
Income tax expense (benefit)	860	1,269	(251)	374	4,578
Net income	$3,207	$2,504	$476	$1,586	$7,571

Share Data:
Earnings per share – basic	$0.34	$0.25	$0.05	$0.26	$1.30
Earnings per share – diluted	$0.34	$0.25	$0.05	$0.26	$1.30
Cash dividends per share (1)	$0.00	$0.00	$0.00	$0.29	$0.57
Book value per share	$10.08	$9.51	$9.07	$8.87	$10.95
Tangible book value per share	$8.33	$7.85	$7.37	$7.15	$7.98

Balance Sheet Data:
Assets	$596,389	$581,518	$578,940	$594,418	$563,157
Loans and leases, net	252,118	293,731	338,533	376,322	412,356
Deposits	478,256	462,285	465,122	469,755	437,061
Shareholders’ equity	93,994	94,099	89,544	87,345	63,447

Financial Ratios:
Return on average equity	3.42%	2.74%	0.53%	2.44%	12.39%
Return on average tangible equity	4.15%	3.35%	0.66%	3.31%	17.32%
Return on average assets	0.55%	0.43%	0.08%	0.28%	1.32%
Efficiency ratio (2)	73.69%	67.18%	66.87%	58.45%	48.92%
Net interest margin (2) (3)	3.91%	4.36%	4.49%	4.90%	5.03%
Net loans and leases to deposits	52.72%	63.54%	72.78%	80.11%	94.35%
Net charge-offs to average loans & leases	0.93%	1.29%	2.12%	1.62%	0.42%
Non-performing loans and leases to total loans and leases (4)	2.12%	4.46%	6.52%	5.46%	1.49%
Allowance for loan and lease losses to total loans and leases	2.24%	2.34%	2.19%	2.06%	1.41%
Average equity to average assets	15.97%	15.81%	15.28%	11.36%	10.62%
Dividend payout ratio (1)	0%	0%	0%	109%	44%

Capital Ratios:
Leverage capital ratio	12.82%	13.09%	12.55%	12.45%	8.32%
Tier 1 risk-based capital ratio	23.87%	21.52%	19.07%	17.13%	11.50%
Total risk-based capital ratio	25.13%	22.78%	20.33%	18.39%	10.25%

(1)	On July 27, 2009, the Company announced that the Board of Directors suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends.
(2)	Fully taxable equivalent.
(3)	Excludes the amortization of intangible assets.
(4)	Non-performing loans and leases consist of loans and leases past due 90 days or more and still accruing and nonaccrual loans and leases.

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

Stock-Based Compensation

The Company recognizes compensation expense over the service period in an amount equal to the fair value of all share-based payments which consist of stock options and restricted stock awarded to directors and employees. The fair value of each stock option award is estimated on the date of grant and amortized over the service period using a Black-Scholes-Merton based option valuation model that requires the use of assumptions. Critical assumptions that affect the estimated fair value of each award include expected stock price volatility, dividend yields, option life and the risk-free interest rate. The fair value of each restricted award is estimated on the date of award and amortized over the service period.

Goodwill

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2012, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2012, and determined that no valuation allowance was required. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. A valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carry forward periods.

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The election has been made to record interest expense related to tax exposures in tax expense, if applicable, and the exposure for penalties related to tax exposures in tax expense, if applicable.

Overview

The Company recorded net income in 2012 of $3,207,000, an increase of $703,000 (28.1%) from $2,504,000 in 2011. Diluted earnings per share for 2012 were $0.34, an increase of $0.09 from the $0.25 recorded in 2011. For 2012, the Company realized a return on average equity of 3.42% and a return on average assets of 0.55%, as compared to 2.74% and 0.43% for 2011.

Net income for 2011 was $2,028,000 (426.1%) higher than the $476,000 recorded in 2010. In 2010, diluted earnings per share were $0.05, return on average assets was 0.08% and return on average equity was 0.53%. Table One below provides a summary of the components of net income for the years indicated (dollars in thousands):

Table One: Components of Net Income

For the years ended:	2012	2011	2010

Net interest income*	$19,703	$21,830	$22,465
Provision for loan and lease losses	(1,365)	(3,625)	(7,365)
Noninterest income	2,774	2,108	1,804
Noninterest expense	(16,747)	(16,301)	(16,470)
(Provision for) benefit from income taxes	(860)	(1,269)	251
Tax equivalent adjustment	(298)	(239)	(209)
Net income	$3,207	$2,504	$476

Average total assets	$586,989	$578,217	$584,114
Net income as a percentage of average total assets	0.55%	0.43%	0.08%

* Fully taxable equivalent basis (FTE)

Under accounting principles generally accepted in the United States of America all share and per share data is adjusted for stock dividends and stock splits. There were no stock dividends or stock splits in 2012, 2011 or 2010.

During 2012, total assets of the Company increased $14,871,000 (2.6%) to a total of $596,389,000 at year-end. At December 31, 2012, net loans totaled $252,118,000, down $41,613,000 (14.2%) from the ending balance on December 31, 2011. Deposits increased $15,971,000 or 3.5% during 2012 resulting in ending deposit balances of $478,256,000. Shareholders’ equity decreased $105,000 or 0.1% during 2012, to end the year at $93,994,000. The Company ended 2012 with a leverage capital ratio of 12.8% and a total risk-based capital ratio of 25.1% compared to a leverage capital ratio of 13.1% and a total risk-based capital ratio of 22.8% at the end of 2011.

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

The Company’s fully taxable equivalent net interest margin was 3.91% in 2012, 4.36% in 2011, and 4.49% in 2010. The fully taxable equivalent net interest income was down $2,127,000 (9.7%) in 2012 compared to 2011. The fully taxable equivalent net interest income was down $635,000 (2.8%) in 2011 compared to 2010.

The fully taxable equivalent interest income component decreased from $24,438,000 in 2011 to $21,597,000 in 2012, representing a 11.6% decrease. The decrease in the fully taxable equivalent interest income for 2012 compared to the same period in 2011 is comprised of two components - rate (down $1,865,000) and volume (down $976,000). The rate decrease can be attributed to the overall lower interest rate environment and lower average loan balances replaced with higher average investment securities. While forgone interest on nonaccrual loans has decreased, it continues to negatively impact the yield on earning assets. During 2012, foregone interest income on nonaccrual loans was approximately $715,000, compared to foregone interest of $1,706,000 during 2011. The average balance of earning assets increased 0.9% from $500,200,000 in 2011 to $504,533,000 in 2012; however, there was a significant change in the average earning asset mix in 2012. There was an increase in investment securities, offset by a decrease in loan balances. Principal reductions from loan balances were invested into investment securities. When compared to 2011, average loan balances were down $41,174,000 (12.7%) to $282,136,000 for 2012 and average investment securities were up $46,461,000 (26.6%) to $221,396,000 for 2012. The overall low interest rate environment, the negative effect of the foregone interest on loans, and the change in the asset mix (lower loan totals and higher investment security totals) resulted in a 61 basis point decrease in the yield on average earning assets from 4.89% for 2011 to 4.28% for 2012. The volume decrease of $976,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans.

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

Interest expense was $714,000 (27.4%) lower in 2012 compared to 2011. The average balances on interest bearing liabilities was slightly higher in 2012 ($349,212,000) compared to 2011 ($349,075,000). The slightly higher balances, however, did not increase interest expense as the increases occurred in lower cost savings accounts, which were slightly offset by decreases in higher cost time deposits and other borrowings. Despite the increase in average interest bearing balances the Company experienced a decrease in interest expense of $31,000 due to this increase in savings balance offset by the decrease in time deposits and other borrowings. Average savings balances increased $4,308,000 (9.2%) during 2012 compared to 2011; while average time deposits decreased $2,897,000 (2.8%) and other borrowings decreased $731,000 (4.3%) during the same time period. The decrease in interest expense was mainly due to lower rates, which accounted for a $683,000 decrease in interest expense for 2012 compared to 2011. Rates paid on interest-bearing liabilities decreased 21 basis points from 0.75% in 2011 to 0.54% in 2012.

Interest expense was $842,000 (24.4%) lower in 2011 compared to 2010. The average balances on interest bearing liabilities were $16,438,000 (4.5%) lower in 2011 compared to 2010. The lower balances accounted for a $267,000 decrease in interest expense. Average borrowings were down $3,418,000 (16.7%) as the Company replaced higher cost borrowings with lower cost checking and money market accounts. Average deposit balances decreased $5,649,000 or 1.2% from $469,177,000 during 2010 to $463,528,000 during 2011. While there was an overall decrease in deposits, the Company did have success attracting new deposit relationships as a direct result of its business development efforts. The Company’s business development efforts have been focused on building checking and savings deposits and other non-CD balances. These non-CD balances increased $12,956,000 (3.7%) during 2011 and CD balances decreased $18,605,000 (15.4%) during 2011. The overall lower interest rate environment accounted for a decrease in rates and a $575,000 reduction in interest expense in 2011 compared to 2010. Rates paid on interest bearing liabilities decreased 19 basis points from 0.94% in 2010 to 0.75% in 2011.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Year Ended December 31,	2012			2011			2010

(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield

Assets:
Earning assets:
Loans and leases (1)	$282,136	$16,687	5.91%	$323,310	$19,235	5.95%	$362,445	$22,227	6.13%
Taxable investment securities	191,861	3,708	1.93%	155,428	4,225	2.72%	122,381	2,840	2.32%
Tax-exempt investment securities (2)	29,535	1,190	4.03%	19,507	959	4.92%	15,628	843	5.39%
Corporate stock	9	4	44.44%	16	—	—	22	—	—
Federal funds sold	—	—	—	—	—	—	—	—	—
Interest bearing deposits in other banks	992	8	0.81%	1,939	19	0.98%	406	5	1.23%
Total earning assets	504,533	21,597	4.28%	500,200	24,438	4.89%	500,882	25,915	5.17%
Cash & due from banks	41,010			41,932			48,318
Other assets	47,853			43,941			43,142
Allowance for loan & lease losses	(6,407)			(7,856)			(8,228)

	$586,989			$578,217			$584,114

Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
NOW & MMDA	$182,379	658	0.36%	$182,922	1,044	0.57%	$182,495	1,327	0.73%
Savings	50,976	114	0.22%	46,668	183	0.39%	41,510	224	0.54%
Time deposits	99,548	838	0.84%	102,445	1,011	0.99%	121,050	1,401	1.16%
Other borrowings	16,309	284	1.74%	17,040	370	2.17%	20,458	498	2.43%
Total interest bearing liabilities	349,212	1,894	0.54%	349,075	2,608	0.75%	365,513	3,450	0.94%
Demand deposits	138,188			131,493			124,122
Other liabilities	5,851			6,204			5,221
Total liabilities	493,251			486,772			494,856
Shareholders’ equity	93,738			91,445			89,258
	$586,989			$578,217			$584,114
Net interest income & margin (3)		$19,703	3.91%		$21,830	4.36%		$22,465	4.49%

(1)	Loan and lease interest includes loan and lease fees of $174,000, $95,000 and $45,000 in 2012, 2011 and 2010, respectively.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2012, 2011 and 2010.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Year ended December 31, 2012 over 2011 (dollars in thousands)
Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans and leases (1)(2)	$(2,450)	$(98)	$(2,548)
Taxable investment securities	990	(1,507)	(517)
Tax-exempt investment securities (3)	493	(262)	231
Corporate stock	—	4	4
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	(9)	(2)	(11)
Total	(976)	(1,865)	(2,841)

Interest-bearing liabilities:

Demand deposits	(3)	(383)	(386)
Savings deposits	17	(86)	(69)
Time deposits	(29)	(144)	(173)
Other borrowings	(16)	(70)	(86)
Total	(31)	(683)	(714)
Interest differential	$(945)	$(1,182)	$(2,127)

Year Ended December 31, 2011 over 2010 (dollars in thousands)
Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans and leases (1)(2)	$(2,400)	$(592)	$(2,992)
Taxable investment securities	767	618	1,385
Tax-exempt investment securities (3)	209	(93)	116
Corporate stock	—	—	—
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	19	(5)	14
Total	(1,405)	(72)	(1,477)

Interest-bearing liabilities:
Demand deposits	3	(286)	(283)
Savings deposits	28	(69)	(41)
Time deposits	(215)	(175)	(390)
Other borrowings	(83)	(45)	(128)
Total	(267)	(575)	(842)
Interest differential	$(1,138)	$503	$(635)

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.
(2)	Loan and lease fees of $174,000, $95,000 and $66,000 for the years ended December 31, 2012, 2011 and 2010, respectively, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2012, 2011 and 2010.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $1,365,000 for loan and lease losses in 2012 as compared to $3,625,000 for 2011. Net loan and lease losses for 2012 were $2,625,000 as compared to $4,168,000 in 2011. In 2012, net loan and lease losses as a percentage of average loans outstanding were 0.93% compared to 1.29% in 2011. In 2010, the Company provided $7,365,000 for loan and lease losses and net charge-offs were $7,689,000. The Company has continued to provide amounts to the allowance for loan and lease losses in 2012 because of a continued high level of non-performing loans and leases. The level of non-performing loans and leases, which began to increase during the recent economic cycle, reached a high of $22,571,000 at December 31, 2010 but has decreased to $5,474,000 at December 31, 2012. While this figure has decreased it remains above the Company’s historical average. The high level of non-performing loans and leases is due to the impact that the overall challenging economy in the Company’s market areas and in the United States has had on the Company’s borrowers. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Service Charges and Fees and Other Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Year Ended December 31,
	2012	2011	2010
Service charges on deposit accounts	$724	$761	$866
Rental income from OREO properties	886	37	—
Merchant fee income	531	467	420
Earnings on bank-owned life insurance	267	272	277
Gain on sale and call of securities	93	353	7
Other	273	218	234
	$2,774	$2,108	$1,804

Noninterest income was up $666,000 (31.6%) to $2,774,000 in 2012 from the 2011 level. The increase from 2011 to 2012 was primarily related to increased rental income from OREO properties, partially offset by lower gains on sales of investment securities. Income from OREO properties was $886,000 in 2012 compared to $37,000 in 2011. The income from OREO properties results primarily from rents received on leased office properties the Company foreclosed upon in the last five quarters. The decrease in investment sales from $353,000 in 2011 to $93,000 in 2012, resulted from the Company selling selected municipal bonds to improve the credit quality of the securities portfolio and some mortgage related bonds to reinvest in mortgage bonds with better risk reward structures in 2011 and very few sales in 2012.

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

Salaries and Benefits

Salaries and benefits were $8,260,000 (down $205,000 or 2.4%) for 2012 as compared to $8,465,000 in 2011. The decrease in salary and benefits was due in part to decreased incentive compensation expense partially offset by an increase in core salaries and higher employment taxes, health insurance and general employee benefit expense. Incentive compensation accruals decreased $428,000 from $467,000 in 2011 to $39,000 in 2012, primarily due to a decrease in the Company’s net income in relationship to incentive targeted net income goals. Core salaries increased $148,000 (2.4%) mainly due to normal merit increases and the addition of support staff. The remaining increase in salaries and benefits is related to an increase in employee benefits, including employee health insurance and employer taxes. The average FTE’s increased from 111 during 2011 to 114 during 2012 and was 112 at the end of 2012, up from 110 at the end of 2011.

Salaries and benefits were $8,465,000 (up $589,000 or 7.5%) for 2011 as compared to $7,876,000 in 2010. The increase in salary and benefits was due in part to an increase in core salaries which increased $58,000 (1.0%) mainly due to normal merit increases. Incentive compensation accruals increased $385,000 from $82,000 in 2010 to $467,000 in 2011, primarily due to an increase in the Company’s net income in relationship to incentive targeted net income goals and the reduction in classified loans in relationship to the targeted loan goals. In addition, salary and benefit expense was higher due to a decrease in direct costs associated with the production of new loans since the Company allocates the direct costs of originating loans as a reduction to salary expense in accordance with accounting principles generally accepted in the United States of America. As loan volume decreases less direct costs of loan production are allocated against salary expense. The direct cost allocation decreased $82,000 (18.1%) from $453,000 in 2010 to $371,000 in 2011. The remaining increase in salaries and benefits is related to an increase in employee benefits, including employee health insurance, and employer taxes. The average FTE’s decreased from 113 during 2010 to 111 during 2011 and was 110 at the end of 2011, down from 111 at the end of 2010.

Other Real Estate Owned

The total other real estate owned (“OREO”) expense in 2012 was $2,065,000 (up $777,000 or 60.3%) compared to $1,288,000 in 2011. The increase in OREO expenses is directly related to the type of OREO properties the Company now owns. Over the past five quarters the Company has acquired multiple office buildings which produce rental income, as reported above, but also require a significant amount of expense to maintain. Write-downs due to updated property valuations in 2012 were $1,000,000 compared to $978,000 in 2011.

The total OREO expense in 2011 was $1,288,000 (up $78,000 or 6.4%) compared to $1,210,000 in 2010. The increased expense is related to the higher valuation allowances required on the properties held due to further declines in property values during 2011 as compared to 2010. Write-downs due to updated property valuations in 2011 were $978,000 compared to $805,000 in 2010.

Occupancy, Furniture and Equipment

Occupancy expense increased $69,000 (6.1%) during 2012 to $1,209,000, compared to $1,140,000 in 2011. The majority of the increase relates to higher rent associated with the Company’s banking offices due to normal annual increases (up $39,000 or 4.7%). Furniture and equipment expense was $812,000 in 2012 compared to $719,000 in 2011, representing a $93,000 (12.9%) increase. The increase in the furniture and equipment expense resulted from depreciation related to purchases of furniture and equipment, including software and three new ATM machines and higher maintenance costs related to the Company’s software and equipment.

Occupancy expense decreased $131,000 (10.3%) during 2011 to $1,140,000, compared to $1,271,000 in 2010. The majority of the decrease relates to lower rent associated with the Company’s banking offices as a result of restructuring some leases during 2011 and 2010. Furniture and equipment expense was $719,000 in 2011 compared to $720,000 in 2010, representing a $1,000 decrease.

Regulatory Assessments

Regulatory assessments include fees paid to the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). FDIC assessments decreased $299,000 (34.6%) during 2012 to $564,000, compared to $863,000 in 2011. The majority of this decrease relates to the change in the FDIC assessment methodology from a deposit based system to an asset risk-based system, and the Bank’s improved risk assessment category. The assessments paid to the DFI in 2012 were $69,000 compared to $68,000 in 2011.

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

Other Expenses

Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010

Professional fees	$1,031	$1,037	$1,191
Telephone and postage	335	330	336
Directors’ expense	384	327	371
Outsourced item processing	379	427	414
Advertising and promotion	268	231	198
Stationery and supplies	229	183	208
Amortization of intangible assets	183	219	242
Other operating expenses	959	1,004	1,010
	$3,768	$3,758	$3,970

Other expenses were $3,768,000 (up $10,000 or 0.3%) for 2012 as compared to $3,758,000 for 2011. The increase in other expenses resulted from higher advertising and promotion and stationary and supplies expenses related to the Company’s rebranding strategy in 2012 and increases in directors fees due to higher costs of directors services plus the addition of one new director in July 2012. These increases were partially offset by lower outsourced item processing (due to lower volume and more favorable pricing) and lower expenses related to amortization of intangible assets, which became fully depreciated in 2012. The overhead efficiency ratio on a taxable equivalent basis for 2012 was 73.7% as compared to 67.2% in 2011. Much of the increase in the overhead efficiency ratio is related to the decrease in the net interest margin and not as a result of an increase in noninterest expense.

Other expenses were $3,758,000 (down $212,000 or 5.3%) for 2011 as compared to $3,970,000 for 2010. Professional fees decreased $154,000 (12.9%) due in part to lower legal and other professional services to resolve problem loans. The remainder of the decrease in other expenses resulted from the Company’s continued focus on reducing expenses and outside services. The overhead efficiency ratio on a taxable equivalent basis for 2011 was 67.2% as compared to 66.9% in 2010.

Provision for (Benefit from) Income Taxes

The effective tax rate (benefit) on income was 21.1%, 33.6%, and (111.6%) in 2012, 2011 and 2010, respectively. The effective tax rate differs from the federal statutory tax rate due to state tax (benefit) expense (net of federal tax effect) of $75,000, $287,000, and ($66,000) in these years. Tax-exempt income of $1,141,000, $1,006,000, and $894,000 from investment securities and bank-owned life insurance in these years helped to reduce the effective tax rate. The lower effective tax rate in 2012 resulted from the normal tax benefits such as the benefits of tax-free income related to municipal bonds, bank-owned life insurance, and the tax benefits of Enterprise Zone credits on the Company’s State tax return from the hiring and the sales and use tax credits offered under the California Enterprise Zone program. In 2012, the Company not only realized the benefit for 2012 but also realized the benefit for credits from amended tax returns filed for 2009 and 2010 and the tax return filed for 2011. The tax benefit recorded in 2010 and the lower effective tax rate resulted from the Company realizing the benefits of tax-free income related to such items as municipal bonds and bank-owned life insurance against an overall lower amount of taxable income.

Balance Sheet Analysis

The Company’s total assets were $596,389,000 at December 31, 2012 as compared to $581,518,000 at December 31, 2011, representing an increase of $14,871,000 (2.6%). The average balances of total assets during 2012 were $586,989,000, up $8,772,000 or 1.5% from the 2011 total of $578,217,000.

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

Table Six: Investment Securities Composition

(dollars in thousands)

Available-for-sale (at fair value)	2012	2011	2010
Debt securities:
Mortgage-backed securities	$200,515	$179,454	$138,644
Obligations of states and political subdivisions	29,656	29,188	15,792
Corporate debt securities	1,594
Equity securities:
Corporate stock	74	69	79
Total available-for-sale investment securities	$231,839	$208,711	$154,515

Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$2,117	$4,010	$6,149
Total held-to-maturity investment securities	$2,117	$4,010	$6,149

See Table Fifteen, “Securities Maturities and Weighted Average Yields,” for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At December 31, 2012, these categories accounted for approximately 12%, 70%, 3%, 3%, 7%, 1%, 1% and 3%, respectively, of the Company’s loan portfolio. This mix was relatively unchanged compared to 14%, 68%, 2%, 3%, 7%, 1%, 1% and 4%, at December 31, 2011. Continuing focus in the Company’s market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating approximately $37 million in new loans in 2012. Loan pay downs, charge-offs, and loans transferred to OREO during 2012, resulted in an overall decrease in total loans and leases of $42,945,000 (14.3%) from December 31, 2011. The market in which the Company operates continues to see a slowdown in new loan volume as existing borrowers continue to pay down debt and delay expansion plans. The Company reported net decreases in balances for commercial loans ($11,297,000 or 26.8%), commercial real estate ($23,917,000 or 11.7%), real estate construction ($3,438,000 or 33.2%), residential real estate ($1,994,000 or 10.1%), lease financing receivable ($216,000 or 12.5%), agriculture ($1,243,000 or 27.1%), and consumer loans ($2,415,000 or 22.0%) and an increase in multi-family real estate ($1,575,000 or 20.8%). Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven: Loan and Lease Portfolio Composition

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Commercial	$30,811	$42,108	$58,261	$72,621	$90,625
Real estate:
Commercial	180,126	204,043	216,076	223,685	218,626
Multi-family	9,155	7,580	6,968	8,476	8,938
Construction	6,918	10,356	15,971	27,482	48,664
Residential	17,701	19,695	26,099	26,922	24,706
Lease financing receivable	1,509	1,725	2,766	3,920	4,475
Agriculture	3,340	4,583	7,202	7,472	8,015
Consumer	8,569	10,984	13,202	14,253	14,796
	258,129	301,074	346,545	384,831	418,845
Deferred loan fees, net	(230)	(302)	(427)	(600)	(571)
Allowance for loan and lease losses	(5,781)	(7,041)	(7,585)	(7,909)	(5,918)
Total net loans and leases	$252,118	$293,731	$338,533	$376,322	$412,356

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at December 31, 2012 and December 31, 2011.

Average loans and leases in 2012 were $282,136,000 which represents a decrease of $41,174,000 (12.7%) compared to the average in 2011. Average loans and leases in 2011 were $323,310,000 which represented a decrease of 39,135,000 (10.8%) from the average in 2010.

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes high credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan and lease portfolio to assist in assessing and managing credit risk. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan and lease portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan and lease approval process, through active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan and lease review and grading system that functions to continually assess the credit risk inherent in the loan and lease portfolio.

Ultimately, underlying trends in economic and business cycles may influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is focused on businesses and consumers within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming.

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

In management’s judgment, a concentration exists in real estate loans which represented approximately 83% of the Company’s loan and lease portfolio at December 31, 2012, up from approximately 80% at December 31, 2011. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk that it has seen in the past several years due primarily to curtailed demand for new and resale residential property, a large supply of unsold residential land, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability and taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

The recorded investments in nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual totaled $5,474,000 and $13,423,000 at December 31, 2012 and 2011, respectively. Of the $5,474,000 in non-performing loans and leases at December 31, 2012, there were eleven real estate loans totaling $2,897,000; ten commercial loans totaling $2,352,000; five consumer loans totaling $222,000; and one lease totaling $3,000. At December 31, 2011, the $13,423,000 in non-performing loans consisted of sixteen real estate loans totaling $9,809,000; thirteen commercial loans totaling $2,775,000; one agriculture loan totaling $597,000; four consumer loans totaling $225,000; and two leases totaling $17,000.

The net interest due on nonaccrual loans and leases but excluded from interest income was approximately $715,000 during 2012, $1,706,000 during 2011, and $1,736,000 during 2010. Interest income recognized from payments received on nonaccrual loans and leases was approximately $197,000 in 2012, $440,000 in 2011 and $338,000 in 2010.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2012. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2012, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis. Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more and on accrual as of year-end for the past five years.

Table Eight: Non-Performing Loans and Leases

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Past due 90 days or more and still accruing:
Commercial	$—	$—	$—	$—	$—
Real estate	—	—	—	—	444
Lease financing receivable	—	—	—	—	22
Consumer and other	—	—	—	—	8
Nonaccrual:
Commercial	2,352	2,775	3,491	6,143	261
Real estate	2,897	9,809	18,735	14,048	5,487
Lease financing receivable	3	17	28	55	19
Consumer and other	222	822	317	718	—
Total non-performing loans and leases	$5,474	$13,423	$22,571	$20,964	$6,241

Management monitors the Company’s performance metrics including those ratios related to non-performing loans and leases. From 2008 to 2010, the Company had experienced an increase in non-performing loans and leases. In 2011, the focused efforts of the previous three years resulted in a decrease in these levels. At December 31, 2012, the level of non-performing loans and leases had decreased to a level below the amount reported at December 31, 2008. However, the variations in the amount of non-performing loans and leases does not directly impact the level of the Company’s allowance for loan and lease losses as management monitors each of the loans and leases for loss potential or probability of loss on an individual basis using accounting principles generally accepted in the United States of America.

Impaired Loans and Leases

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the original effective interest rate of the loan or lease, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan or lease. The Company generally does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company reviews all loans or leases graded substandard or lower with outstanding principal balances in excess of $100,000 as well as loans considered troubled debt restructures with outstanding principal balances in excess of $25,000. Furthermore, the Company considers a TDR to no longer be impaired if: (i) the borrower has exhibited sustained satisfactory performance, at a market rate of interest, of at least six months (and the TDR is no longer reportable); (ii) management maintains adequate documentation to support the borrower’s ability to continue to service the debt; and (iii) management determines during its periodic analysis that it is no longer probable that the Company will not be able to collect all amounts due per contractual terms. The Company adheres to this process in impairment analysis by reserving under “Accounting for Contingencies” for any TDRs which meet these criteria. The Company identifies TDRs by reviewing each renewal, modification, or extension of a loan with a screening document. This document is designed to identify any characteristic of such a loan that would qualify it as a TDR. If the characteristics are not present that would qualify a loan as a TDR, it is deemed to be a modification.

The recorded investment in loans and leases that were considered to be impaired totaled $26,553,000 at December 31, 2012 and had a related valuation allowance of $1,595,000. The average recorded investment in impaired loans and leases during 2012 was approximately $26,756,000. As of December 31, 2011, the recorded investment in loans and leases that were considered to be impaired totaled $30,085,000 and had a related valuation allowance of $1,680,000. The average recorded investment in impaired loans and leases during 2011 was approximately $31,956,000. As of December 31, 2010, the recorded investment in loans and leases that were considered to be impaired totaled $40,237,000 and had a related valuation allowance of $1,619,000. The average recorded investment in impaired loans and leases during 2010 was approximately $44,594,000.

As of December 31, 2012, the Company had 42 TDRs and, of these, there were thirteen extensions totaling $3,662,000, eleven rate reductions totaling $6,368,000, eight conversions to amortizing loans totaling $6,730,000, eight conversions from revolving lines of credit to term loans totaling $501,000, one interest only structure change totaling $62,000, and one court ordered restructure totaling $44,000. All were performing as agreed except for seven extensions totaling $1,341,000, three conversions to amortizing loans totaling $554,000, one rate reduction totaling $447,000, one interest only structure change totaling $63,000 and one conversion to a term loan totaling $56,000. The Company will return TDRs to accrual status after the borrower makes six consecutive payments on the restructured loan or lease and has demonstrated the capacity to continue to make these payments.

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

The allowance for loan and lease losses totaled $5,781,000 or 2.24% of total loans and leases at December 31, 2012, $7,041,000 or 2.34% of total loans and leases at December 31, 2011, and $7,585,000 or 2.19% at December 31, 2010. The decrease in the allowance for loan and lease losses from $7,041,000 at December 31, 2011 to $5,781,000 at December 31, 2012, was due in part to the reduction of loans and leases outstanding and a reduction of the non-performing loans and leases. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 105.6% at December 31, 2012 and 52.5% at December 31, 2011. The allowance for loans and leases as a percentage of impaired loans and leases was 21.8% at December 31, 2012 and 23.4% at December 31, 2011. Of the total non-performing and impaired loans and leases outstanding as of December 31, 2012, there were $2,400,000 in loans or leases that had been reduced by partial charge-offs of $1,039,000. As these loan or lease balances are charged off the remaining balances, following analysis, normally do not require specific reserves and are not eligible for general reserves. The impact on credit ratios is such that the Company’s allowance for loan and lease losses as a percentage may be lower, however, the partial charge-offs have reduced the potential future losses related to those credits.

At December 31, 2012, there were $12,430,000 in impaired loans or leases that did not carry a specific reserve. Of this amount, $915,000 were loans or leases that had previous partial charge-offs and $11,515,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer.

The Company’s policy with regard to loan or lease charge-offs continues to be that a loan or lease is charged off against the allowance for loan and lease losses when management believes that the collectability of the principal is unlikely. As previously discussed in the “Impaired Loans and Leases” section, certain loans are evaluated for impairment. Generally, if a loan is collateralized by real estate, and considered collateral dependent, the impaired portion will be charged off to the allowance for loan and lease losses unless it in the process of collection, in which case a specific reserve may be warranted. If the collateral is other than real estate and considered impaired, a specific reserve may be warranted.

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

Table Nine: Allowance for Loan and Lease Losses

(dollars in thousands)
	Year Ended December 31,
	2012	2011	2010	2009	2008

Average loans and leases outstanding	$282,136	$323,310	$362,445	$404,539	$410,293

Allowance for loan & lease losses at beginning of period	$7,041	$7,585	$7,909	$5,918	$5,883
Loans and leases charged off:
Commercial	302	713	2,570	2,944	422
Real estate	2,038	3,765	5,048	3,257	1,114
Consumer	505	—	173	216	139
Lease financing receivable	9	220	30	171	59
Total	2,854	4,698	7,821	6,588	1,734
Recoveries of loans and leases previously charged off:
Commercial	21	163	63	33	12
Real estate	172	346	68	1	—
Consumer	30	—	1	8	—
Lease financing receivable	6	20	—	7	14
Total	229	529	132	49	26
Net loans and leases charged off	2,625	4,169	7,689	6,539	1,708
Additions to allowance charged to operating expenses	1,365	3,625	7,365	8,530	1,743

Allowance for loan and lease losses at end of period	$5,781	$7,041	$7,585	$7,909	$5,918

Ratio of net charge-offs to average loans and leases outstanding	0.93%	1.29%	2.12%	1.62%	0.42%

Provision for loan and lease losses to average loans and leases outstanding	0.48%	1.12%	2.03%	2.11%	0.42%

Allowance for loan and lease losses to non-performing loans and leases, at end of period	2.24%	2.34%	2.19%	2.06%	1.41%

Allowance for loan and lease losses to non-performing loans and leases, at end of period	105.61%	52.45%	33.60%	37.73%	94.83%

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2012.

Table Ten: Allowance for Loan and Lease Losses by Loan Category

(dollars in thousands)
	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$1,410	11.9%	$1,620	14.0%	$2,556	16.8%
Real estate	4,003	82.9%	4,794	80.3%	4,574	76.5%
Agriculture	91	1.3%	176	1.5%	228	2.1%
Consumer	273	3.3%	367	3.6%	220	3.8%
Lease financing receivable	4	0.6%	84	0.6%	7	0.8%
Total allocated	$5,781	100.0%	$7,041	100.0%	$7,585	100.0%

	December 31, 2009		December 31, 2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$2,178	18.9%	$1,644	21.6%
Real estate	5,009	74.5%	4,030	71.8%
Agriculture	203	1.9%	8	1.9%
Consumer	426	3.7%	170	3.5%
Lease financing receivable	93	1.0%	66	1.2%
Total allocated	$7,909	100.0%	$5,918	100.0%

The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate Owned

The balance in OREO at December 31, 2012 consisted of 20 properties acquired through foreclosure. The balance in OREO at December 31, 2011 consisted of 21 properties. During 2012, the Company received $3,637,000 from the net proceeds of the sale of fourteen OREO properties with net losses of $2,000 in the aggregate recognized on these sales and acquired 13 properties through foreclosure totaling $9,388,000 and subsequently reduced that balance by $1,121,000 after receiving updated property appraisals or increased that balance by $464,000 for excess value received or amounts capitalized. There was $12,412,000 in other real estate owned at December 31, 2012 with a valuation allowance of $175,000 and $8,246,000 in other real estate owned at December 31, 2011 with a valuation allowance of $56,000.

Deposits

At December 31, 2012, total deposits were $478,256,000 representing an increase of $15,971,000 (3.5%) from the December 31, 2011 balance of $462,285,000. The Company’s deposit growth plan for 2012 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and interest-bearing checking, and savings accounts. Due to these efforts, the Company experienced increases during 2012 in noninterest-bearing demand ($17,761,000 or 13.3%), interest-bearing checking ($6,932,000 or 15.8%) and savings ($3,620,000 or 7.6%) and decreases in higher cost interest-bearing money market ($11,600,000 or 8.3%) and time deposit ($742,000 or 0.8%) accounts

Other Borrowed Funds

Other borrowings outstanding as of December 31, 2012 consist of advances from the Federal Home Loan Bank (the “FHLB”). The following table summarizes these borrowings (dollars in thousands):

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate

Short-term borrowings:
FHLB advances	$2,000	0.67%	$5,000	2.08%	$7,000	2.40%

Long-term borrowings:
FHLB advances	$16,000	1.81%	$14,000	1.80%	$10,000	2.41%

The maximum amount of short-term borrowings at any month-end during 2012, 2011 and 2010, was $2,000,000, $12,000,000, and $9,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$2,000	$16,000
Maturity	2013	2014 to 2019
Average rates	0.67%	1.81%

The Company has also been issued a total of $7,500,000 as of December 31, 2012 and $10,000,000 as of December 31, 2011 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2012 or 2011 and management does not expect to draw upon these lines in the foreseeable future.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

On January 26, 2012, the Board of Directors approved and authorized a stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorized the repurchase during 2012 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 494,500 shares based on the 9,890,909 shares outstanding as of January 26, 2012. On June 15, 2012, the Company approved and authorized an increase to number of shares eligible for repurchase under the 2012 Program, increasing the number from 494,500 to 593,500. During 2012 the Company repurchased 575,389 shares of its common stock at an average price of $7.29 per share. Repurchases made under the 2012 Program were made from time to time by the Company in the open market as conditions allowed. All such transactions were structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2012 Program were retired. On December 20, 2012, the Company approved and authorized a stock repurchase program for 2013 (the “2013 Program”). The 2013 Program authorized the repurchase during 2013 of up to 10% of the outstanding shares of the Company’s common stock, or approximately 932,700 shares based on the 9,327,203 shares outstanding as of December 20, 2012. Any repurchases under the 2013 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2013 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2013 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2013 Program at any time without notice.

The Company did not repurchase any shares in 2011, 2010 or 2009 and repurchased 115,815 shares in 2008, 426,668 shares in 2007, 299,410 shares in 2006, 92,986 shares in 2005, 11,869 shares in 2004, 1,915 shares in 2003 and 83,747 shares in 2002. Share amounts have been adjusted for stock dividends and/or splits. See Part II, Item 5, “Stock Repurchases” for more information regarding stock repurchases.

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

At December 31, 2012, shareholders’ equity was $93,994,000, representing a decrease of $105,000 (0.1%) from $94,099,000 at December 31, 2011. The decrease results from repurchases of common stock exceeding the additions from net income for the period, the stock based compensation, and the increase in other comprehensive income. In 2011, shareholders’ equity increased $4,555,000 (5.1%) from $89,544,000 at December 31, 2010. The increase resulted from the addition of the net income for the period, the increase due to stock based compensation expense, and the increase in other comprehensive income. The ratio of total risk-based capital to risk adjusted assets was 25.1% at December 31, 2012 compared to 22.8% at December 31, 2011. Tier 1 risk-based capital to risk-adjusted assets was 23.9% at December 31, 2012 and 21.5% at December 31, 2011.

Table Eleven below lists the Company’s actual capital ratios at December 31, 2012 and 2011, as well as the minimum capital ratios for capital adequacy.

Table Eleven: Capital Ratios

	At December 31,		Minimum Regulatory
Capital to Risk-Adjusted Assets	2012	2011	Capital Requirements
Leverage ratio	12.8%	13.1%	4.00%
Tier 1 Risk-Based Capital	23.9%	21.5%	4.00%
Total Risk-Based Capital	25.1%	22.8%	8.00%

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

On June 7, 2012, the federal bank regulatory agencies published notices of proposed rulemakings that would revise and replace the current capital requirements. The proposed rules implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The proposed rules were subject to a comment period through October 22, 2012 and a projected effective date of January 1, 2013. After receipt of extensive comments and lobbying efforts on behalf of financial institutions, particularly smaller community banks, the federal bank regulatory agencies jointly issued a release on November 9, 2012 to delay the effective date of Basel III. No further effective date was announced pending further review by the federal bank regulatory agencies. Therefore, it is uncertain when the proposed rules may become effective and whether the proposed rules will be implemented in the form proposed or modified in response to comments or subject to other changes that may have a material impact upon the rules as originally proposed and their application to our Company.

As originally proposed, the rules included new minimum capital ratio requirements to be phased in between January 1, 2013 and January 1, 2015, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%. Certain additional changes to the calculation of risk-weighted assets and Tier 1 capital components will affect the capital ratio requirements.

The proposed rules would have also established a “capital conservation buffer,” which would require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer would increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement would be phased in between January 2016 and January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital ratio level fell below the buffer amount.

The federal bank regulatory agencies also proposed changes to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes would take effect January 1, 2015 and would require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

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

Table Twelve: Interest Rate Risk Simulation of Net Interest as of December 31, 2012

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon
Variation from a constant rate scenario
+200bp	$968
-200bp	$(1,106)

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2012, 2011 and 2010.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2012 were approximately $26,518,000 and $6,506,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2012, consolidated liquid assets totaled $216.5 million or 36.2% of total assets compared to $177.3 million or 30.5% of total assets on December 31, 2011. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with two of its correspondent banks. At December 31, 2012, the Company had $17,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At December 31, 2012, American River Bank could have arranged for up to $84,754,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2012, the Company had $59,254,000 available under these secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. Based on the amount of assets pledged at the Federal Reserve Bank at December 31, 2012, the Company’s borrowing capacity was $27,448,000.

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

Table Thirteen: Certificates of Deposit Maturities

December 31, 2012
(dollars in thousands)	Less than $100,000	Over $100,000
Three months or less	$7,179	$33,381
Over three months through six months	5,633	11,387
Over six months through twelve months	6,153	7,582
Over twelve months	6,871	18,795
Total	$25,836	$71,145

Loan and lease demand also affects the Company’s liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen: Loan and Lease Maturities (Gross Loans and Leases)

December 31, 2012
	One year	One year through	Over
(dollars in thousands)	or less	five years	five years	Total
Commercial	$11,058	$19,167	$586	$30,811
Real estate	25,029	100,804	88,067	213,900
Agriculture	104	1,193	2,043	3,340
Consumer	960	6,603	1,006	8,569
Leases	158	1,351	—	1,509
Total	$37,309	$129,118	$91,702	$258,129

Loans and leases shown above with maturities greater than one year include $160,173,000 of floating interest rate loans and $60,646,000 of fixed rate loans and leases.

The carrying amount, maturity distribution and weighted average yield of the Company’s investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Yields may not represent actual future income to be recorded. Timing of principal prepayments on mortgage-backed securities may increase or decrease depending on market factors and the homeowners’ ability to make unscheduled principal payments. Fast prepayments on bonds that were purchased with a premium will result in a lower yield and slower prepayments on premium bonds will result in a higher yield, the opposite would be true for bonds purchased at a discount. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2012, 2011 and 2010 was $3,254,000, $3,093,000 and $3,486,000, respectively.

Table Fifteen: Securities Maturities and Weighted Average Yields

December 31,

(Taxable Equivalent Basis)
	2012			2011		2010
(dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield

Available-for-sale securities:
State and political subdivisions
Maturing within 1 year	$911	6.04%	$833	5.69%	$499	5.24%
Maturing after 1 year but within 5 years	1,787	5.20%	2,675	6.08%	5,782	6.07%
Maturing after 5 years but within 10 years	11,940	4.35%	10,139	5.93%	5,511	5.78%
Maturing after 10 years	15,018	4.55%	15,541	5.26%	4,000	5.47%
Mortgage-backed securities	200,515	2.06%	179,454	2.54%	138,644	2.84%
Other
Maturing after 1 year but within 5 years	1,594	4.88%	—	—	—	—
Non-maturing	74	0.00%	69	0.00%	79	0.00%
Total investment securities	$231,839	2.54%	$208,711	2.45%	$154,515	3.14%

Held-to-maturity securities:
Mortgage-backed securities	$2,117	4.52%	$4,010	4.50%	$6,149	4.49%
Total investment securities	$2,117	4.52%	$4,010	4.50%	$6,149	4.49%

The carrying values of available-for-sale securities include net unrealized gains of $7,142,000, $5,930,000 and $2,848,000 at December 31, 2012, 2011 and 2010, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses; however, the net unrecognized gains at December 31, 2012, 2011 and 2010 were $138,000, $221,000 and $323,000, respectively.

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

As of December 31, 2012, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. At origination, real estate commitments are generally secured by property with a loan-to-value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates. The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2012	2011

Commitments to extend credit (dollars in thousands):

Revolving lines of credit secured by 1-4 family residences	$3,644	$4,642
Commercial real estate, construction and land development commitments secured by real estate	7,587	10,129
Other unused commitments, principally commercial loans	15,287	21,708
	$26,518	$36,479

Letters of credit	$6,506	$10,086

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

Contractual Obligations

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2012. Included in the table are amounts payable under the Company’s Deferred Compensation Plan, Deferred Fees Plan and salary continuation agreements listed in the “Other Long-Term Liabilities…” category. At December 31, 2012, these amounts represented $3,490,000 most of which is anticipated to be primarily payable at least five years in the future.

Table Sixteen: Contractual Obligations

(dollars in thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$18,000	$—	$12,000	$4,000	$2,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	3,633	854	1,489	1,021	269
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	3,490	159	319	327	2,685
Total	$25,123	$1,013	$13,808	$5,348	$4,954

Accounting Pronouncements

In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment. The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The effect of adopting this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the “Market Risk Management” section of Item 7-”Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 55-56.

Item 8. Financial Statements and Supplementary Data.

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

American River Bankshares

Rancho Cordova, California

We have audited the accompanying consolidated balance sheets of American River Bankshares and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American River Bankshares and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California

February 28, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

American River Bankshares

Rancho Cordova, California

We have audited the accompanying consolidated statement of income of American River Bankshares and subsidiaries (the “Company”) and the related consolidated statement of comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of American River Bankshares and subsidiaries for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Perry-Smith LLP

Sacramento, California

March 3, 2011

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(Dollars in thousands)

	2012	2011

ASSETS

Cash and due from banks	$55,461	$23,768
Interest-bearing deposits in banks	750	1,250
Investment securities (Note 5):
Available-for-sale, at fair value	231,839	208,711
Held-to-maturity, at amortized cost	2,117	4,010
Loans and leases, less allowance for loan and lease losses of $5,781 in 2012 and $7,041 in 2011 (Notes 6, 7, 12 and 17)	252,118	293,731
Premises and equipment, net (Note 8)	1,888	2,355
Federal Home Loan Bank of San Francisco stock	3,254	3,093
Other real estate owned, net	12,237	8,190
Goodwill (Note 4)	16,321	16,321
Intangible assets (Note 4)	—	183
Bank-owned life insurance (Note 16)	12,858	11,292
Accrued interest receivable and other assets (Notes 11 and 16)	7,546	8,614

	$596,389	$581,518

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$151,201	$133,440
Interest-bearing (Note 9)	327,055	328,845

Total deposits	478,256	462,285

Short-term borrowings (Note 10)	2,000	5,000
Long-term borrowings (Note 10)	16,000	14,000
Accrued interest payable and other liabilities (Note 16)	6,139	6,134

Total liabilities	502,395	487,419

Commitments and contingencies (Note 12)

Shareholders' equity (Notes 13 and 14):
Common stock - no par value; 20,000,000 shares authorized;issued and outstanding – 9,327,203 shares in 2012 and 9,890,909 shares in 2011	67,977	72,016
Retained earnings	21,732	18,525
Accumulated other comprehensive income, net of taxes
(Note 5)	4,285	3,558

Total shareholders' equity	93,994	94,099

	$596,389	$581,518

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	2012	2011	2010
Interest income:
Interest and fees on loans and leases	$16,687	$19,235	$22,227
Interest on deposits in banks	8	20	5
Interest and dividends on investment securities:
Taxable	3,708	4,224	2,840
Exempt from Federal income taxes	896	720	634

Total interest income	21,299	24,199	25,706

Interest expense:
Interest on deposits (Note 9)	1,610	2,238	2,952
Interest on borrowings	284	370	498

Total interest expense	1,894	2,608	3,450

Net interest income	19,405	21,591	22,256

Provision for loan and lease losses (Note 7)	1,365	3,625	7,365

Net interest income after provision for loan and lease losses	18,040	17,966	14,891

Noninterest income:
Service charges	724	761	866
Gain on sale and call of investment securities (Note 5)	93	353	7
Other income (Note 15)	1,957	994	931

Total noninterest income	2,774	2,108	1,804

Noninterest expense:
Salaries and employee benefits (Notes 6 and 16)	8,260	8,465	7,876
Other real estate expense	2,065	1,288	1,210
Occupancy (Notes 8, 12 and 17)	1,209	1,140	1,271
Furniture and equipment (Notes 8 and 12)	812	719	720
Regulatory assessments	633	931	1,423
Other expense (Notes 4 and 15)	3,768	3,758	3,970

Total noninterest expense	16,747	16,301	16,470

Income before provision for income taxes	4,067	3,773	225

Provision for (benefit from) income taxes (Note 11)	860	1,269	(251)

Net income	$3,207	$2,504	$476

Basic earnings per share (Note 13)	$0.34	$0.25	$0.05

Diluted earnings per share (Note 13)	$0.34	$0.25	$0.05

Cash dividends per share of issued and outstanding common stock	$—	$—	$—

 AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010

Net income	$3,207	$2,504	$476
Other comprehensive income:
Increase in net unrealized gains on investment securities	1,305	3,435	2,478
Deferred tax expense	(522)	(1,374)	(987)
Increase in net unrealized gains on investment securities, net of tax	783	2,061	1,491

Reclassification adjustment for realized gains included in net income	(93)	(353)	(7)
Tax effect	37	141	3
Realized gains, net of tax	(56)	(212)	(4)

Total other comprehensive income	727	1,849	1,487

Comprehensive income	$3,934	$4,353	$1,963

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

				Accumulated
				Other	Total
				Comprehensive	Share-
	Common Stock		Retained	Income	holders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2010	9,845,533	$71,578	$15,545	$222	$87,345

Net income	—	—	476	—	476
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities	—	—	—	1,487	1,487

Net restricted stock award activity and related compensation expense	29,334	47	—	—	47
Stock option compensation expense	—	189	—	—	189

Balance, December 31, 2010	9,874,867	71,814	16,021	1,709	89,544

Net income	—	—	2,504	—	2,504
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)	—	—	—	1,849	1,849

Net restricted stock award activity and related compensation expense	16,042	86	—	—	86
Stock option compensation expense	—	116	—	—	116

Balance, December 31, 2011	9,890,909	72,016	18,525	3,558	94,099

Net income	—	—	3,207	—	3,207
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)	—	—	—	727	727

Retirement of common stock (Note 13)	(575,389)	(4,194)	—	—	(4,194)
Net restricted stock award activity and related compensation expense	11,683	110	—	—	110
Stock option compensation expense	—	45	—	—	45

Balance, December 31, 2012	9,327,203	$67,977	$21,732	$4,285	$93,994

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010

Cash flows from operating activities:
Net income	$3,207	$2,504	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,365	3,625	7,365
Decrease in deferred loan and lease origination fees, net	(72)	(125)	(173)
Depreciation and amortization	784	739	785
Amortization of investment security premiums and discounts, net	4,333	2,484	2,689
Provision for accounts receivable servicing receivable allowance for losses	—	—	(4)
Gain on sale and call of investment securities	(93)	(353)	(7)
Increase in cash surrender value of life insurance policies	(1,566)	(273)	(277)
Provision for deferred income taxes	454	(438)	(327)
Stock-based compensation expense	155	202	236
Loss on sale/write-down of other real estate owned	1,571	1,319	908
Decrease in accrued interest receivable and other assets	128	265	4,031
Increase (decrease) in accrued interest payable and other liabilities	5	(1,140)	1,456

Net cash provided by operating activities	10,271	8,809	17,158

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	15,567	9,706	9,032
Proceeds from called available-for-sale investment securities	195	1,365	670
Proceeds from matured available-for-sale investment securities	825	430	3,365
Purchases of available-for-sale investment securities	(96,475)	(93,208)	(90,443)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	53,727	28,445	19,204
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	1,898	2,156	6,310
Net decrease (increase) in interest-bearing deposits in banks	500	998	(2,248)
Net decrease in loans and leases	31,066	32,784	26,307
Net proceeds from sale of other real estate owned	3,637	1,705	3,195
Purchases of equipment	(134)	(849)	(475)
Net (increase) decrease in FHLB stock	(161)	393	436

Net cash provided by (used in) investing activities	10,645	(16,075)	(24,647)

Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	$16,713	$9,678	$18,554
Net decrease in time deposits	(742)	(12,515)	(23,187)
Cash paid to repurchase common stock	(4,194)	—	—
Increase (decrease) in long-term borrowings	2,000	4,000	(7,000)
Decrease in short-term borrowings	(3,000)	(2,000)	(7,500)

Net cash provided by (used in) financing activities	10,777	(837)	(19,133)

Increase (decrease) in cash and cash equivalents	31,693	(8,103)	(26,622)

Cash and cash equivalents at beginning of year	23,768	31,871	58,493

Cash and cash equivalents at end of year	$55,461	$23,768	$31,871

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$1,958	$2,650	$3,526
Income taxes	$1,395	$1,250	$190

Non-cash investing activities:
Real estate acquired through foreclosure	$9,388	$9,489	$4,274

See accompanying notes to consolidated financial statements.

AMERICAN RIVER OF THE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

American River Bankshares (the "Company") was incorporated under the laws of the State of California in 1995 under the name of American River Holdings and changed its name in 2004 to American River Bankshares. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. As a community oriented regional bank holding company, the principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Amador, and Sonoma counties.

The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank ("ARB" or the "Bank"). ARB was incorporated in 1983. ARB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. ARB operates four banking offices in Sacramento County, one banking office in Placer County, two banking offices in Sonoma County, and three banking offices in Amador County. The Company also owns one inactive subsidiary, American River Financial.

ARB does not offer trust services or international banking services and does not plan to do so in the near future. The deposits of ARB are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable legal limits.

The Bank was participating in the FDIC's Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program was in addition to and separate from the coverage available under the FDIC's general deposit insurance rules. Although coverage under the Transaction Account Guarantee Program expired December 31, 2010, the FDIC adopted a final rule amending its deposit insurance regulations on November 9, 2010 to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing for unlimited deposit insurance for noninterest-bearing transaction accounts for two years starting December 31, 2010. This program expired on December 31, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

Reclassifications

Certain reclassifications have been made to prior years' balances to conform to classifications used in 2012. Reclassifications had no affect on prior year net income or shareholders' equity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The allowance for loan and lease losses and fair values of financial instruments are particularly subject to change.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one-day periods.

Interest-Bearing Deposits in Banks

Interest-bearing deposits in banks mature within one year and are carried at cost.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers during the years ended December 31, 2012 and 2011.

Gains or losses on the sale of investment securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For debt securities, once a decline in value is determined to be other than temporary and management does not intend to sell the security or it is more likely than not that management will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that management will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings. For equity securities, the entire amount of impairment is recognized through earnings.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

Investments in Federal Home Loan Bank of San Francisco (the "FHLB") stock are carried at cost and are redeemable at par with certain restrictions. Investments in FHLB stock are necessary to participate in FHLB programs.

Loans and Leases

Loans and leases that management has both the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan and lease losses. Loan and lease origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans and leases.

For all classes of loans and leases, the accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payment requirements within an acceptable time frame relative to the terms stated in the loan agreement. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan or lease is well secured and in the process of collection. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans and leases are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Direct financing leases are carried net of unearned income. Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the lease.

Loan Sales and Servicing

Included in the loan and lease portfolio are Small Business Administration (SBA) loans and Farm Service Agency guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or fair value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2012 and 2011.

SBA and Farm Service Agency loans with unpaid balances of $328,000 and $390,000 were being serviced for others as of December 31, 2012 and 2011, respectively. The Company also serviced loans that are participated with other financial institutions totaling $10,108,000 and $5,873,000 as of December 31, 2012 and 2011, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2012 and 2011.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of probable credit losses inherent in the Company's credit portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan and lease losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is typically recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired credits and general reserves for inherent probable losses related to credits that are not impaired.

For all classes of the portfolio, a loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Impaired loans are individually evaluated to determine the extent of impairment, if any, except for smaller-balance loans that are collectively evaluated for credit risk. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the credit's original interest rate, except that as a practical expedient, it may measure impairment based on a credit's observable market price, or the fair value of the collateral if the credit is collateral dependent. A loan or lease is collateral dependent if the repayment of the credit is expected to be provided by the sale or operation of the underlying collateral.

For all portfolio segments, a restructuring of a debt constitutes a troubled debt restructuring ("TDR") if the Company grants a concession to the borrower for economic or legal reasons related to the borrower's financial difficulties that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans or leases that are reported as TDRs are evaluated for impairment and, if impaired, measured for impairment as described above.

For all portfolio segments, the determination of the general reserve for loans and leases that are not impaired is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the credit portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company determines a separate allowance for each portfolio segment. These portfolio segments include commercial, real estate construction (including land and development loans), residential real estate, multi-family real estate, commercial real estate, leases, agriculture and consumer loans. The allowance for loan and lease losses attributable to each portfolio segment, which includes both impaired credits and credits that are not impaired, is combined to determine the Company's overall allowance, which is included as a component of loans and leases on the consolidated balance sheet and available for all loss exposures.

The Company assigns a risk rating to all loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company's regulators. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual credit. The risk ratings can be grouped into six major categories, defined as follows:

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

Allowance for Loan and Lease Losses (Continued)

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management's close attention.

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

Special Mention – A special mention credit is a loan or lease that has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit or in the Company's position at some future date. Special Mention credits are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard credit is a loan or lease that is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Credits classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include inadequate cash flow or collateral support, a project's lack of marketability, failure to complete construction on time or a project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The general reserve component of the allowance for loan and lease losses also consists of reserve factors that are based on management's assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

Real Estate- Commercial – Commercial real estate mortgage loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Real Estate- Construction – These loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan and Lease Losses (Continued)

Real Estate- Multi-family – Multi-family loans are non-construction term mortgages for the acquisition, refinance, or improvement of residential rental properties with generally more than 4 dwelling units. Underwriting is generally based on borrower creditworthiness, sufficiency of net operating income to service the bank loan payment, and a prudent loan-to-value ratio, among other factors.

Real Estate- Residential – Residential loans are generally loans to purchase or refinance 1-4 unit single-family residences, either owner-occupied or investor-owned. Some residential loans are short term to match their intended source of repayment through sale or refinance. The remainder are fixed or floating-rate term first mortgages with an original maturity between 2 and 10 years, generally with payments based on a 25-30 year amortization.

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

Lease Financing Receivable – Leases originated by the bank are non-consumer finance leases (as contrasted with operating leases) for the acquisition of titled and non-titled business equipment. Leases are generally amortized over a period from 36 to 84 months, depending on the useful life of the equipment acquired. Residual (balloon) payments at lease end range from 0-20% of original cost, and are a non-optional obligation of the lessee. Lessees are contractually responsible for all costs, expenses, taxes, and liability associated with the leased equipment.

Agricultural – Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of the Company and borrowers: commodity prices and weather conditions.

Consumer – The consumer loan portfolio is comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases, but business loans granted for the purchase of heavy equipment or industrial vehicles may also be included. Also included in the consumer loan portfolio are home equity lines of credit. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's primary regulators, the FDIC and the California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates probable incurred losses using historical data and utilization assumptions. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned (OREO)

Other real estate owned includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate may be maintained to provide for temporary declines in value. The valuation allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. During 2012, the Company received $3,637,000 in net proceeds from the sale of other real estate owned with net losses of $2,000 recognized on the sale. During 2011, the Company received $1,705,000 in net proceeds from the sale of other real estate owned with net losses of $24,000 recognized on the sale. The recorded investment in other real estate owned totaled $12,412,000 and $8,246,000 at December 31, 2012 and 2011, respectively, and had related valuation allowances of $175,000 and $56,000, respectively.

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

Goodwill and Intangible Assets

Business combinations involving the Company's acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2012, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Intangible assets are comprised of core deposit intangibles which represent the estimated fair value of the long-term deposit relationships that were assumed when the Company acquired Bank of Amador in December 2004. Core deposit intangibles are amortized over a period that approximates the expected run-off of the deposit base, which, in this case, is eight years. The intangible asset related to the Bank of Amador acquisition became fully amortized during 2012.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax assets will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company's analysis of available evidence, the Company determined that it is "more likely than not" that all of the deferred income tax assets as of December 31, 2012 and 2011 will be fully realized and therefore no valuation allowance was recorded.

The Company uses a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income.

Comprehensive Income

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss), adjusted for realized gains or losses included in net income. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statements of comprehensive income.

Earnings Per Share

Basic earnings per share ("EPS"), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock that shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options and restricted stock in computing diluted EPS. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the consolidated financial statements. There were no stock splits or stock dividends in 2012, 2011 or 2010.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2012, the Company has two stock-based compensation plans, which are described more fully in Note 13. Compensation expense, net of related tax benefits, recorded in 2012, 2011 and 2010 totaled $102,000, $180,000 and $204,000, or $0.01, $0.02 and $0.02 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

2012

Dividend yield	0.0%
Expected volatility	28.8%
Risk-free interest rate	1.19%
Expected option life in years	7
Weighted average fair value of options granted during the year	$2.31

There were no options granted in 2011 or 2010 under either stock-based compensation plans.

Restricted stock awards are grants of shares of the Company's common stock that are subject to forfeiture until specific conditions or goals are met. Conditions may be based on continuing employment or service and/or achieving specified performance goals. During the period of restriction, Plan participants holding restricted share awards have voting and cash dividend rights. The restrictions lapse in accordance with a schedule or with other conditions determined by the Board of Directors as reflected in each award agreement. Upon the vesting of each restricted stock award, the Company issues the associated common shares from its inventory of authorized common shares. All outstanding awards under the Plan immediately vest in the event of a change of control of the Company. The shares associated with any awards that fail to vest become available for re-issuance under the Plan.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The following is a summary of stock-based compensation information as of or for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(Dollars in thousands)

Total intrinsic value of options exercised	$—	$—	$—

Aggregate cash received for option exercises	$—	$—	$—
Total fair value of options vested	$90	$178	$248
Total compensation cost, options and restricted stock	$155	$202	$236
Tax benefit recognized	$53	$22	$32
Net compensation cost, options and restricted stock	$102	$180	$204
Total compensation cost for nonvested option awards not yet recognized	$59	$62	$216
Weighted average years for compensation cost for nonvested options to be recognized	1.07	.8	1.1
Total compensation cost for restricted stock not yet recognized	$152	$151	$158
Weighted average years for compensation cost for restricted stock to be recognized	1.4	1.6	1.7

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

Adoption of New Accounting Standards

In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment. The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The effect of adopting this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2012 and December 31, 2011. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
December 31, 2012	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$55,461	$55,461			$55,461
Interest-bearing deposits in banks	750		$750		750
Available-for-sale securities	231,839	15	231,824		231,839
Held-to-maturity securities	2,117		2,255		2,255
FHLB stock	3,254	N/A	N/A	N/A	N/A
Loans and leases, net	252,118			253,455	253,455
Accrued interest receivable	1,872			1,872	1,872

Financial liabilities:
Deposits:
Non interest-bearing	$151,201	$151,201			$151,201
Savings	51,539	51,539			51,539
Money market	127,644	127,644			127,644
NOW accounts	50,891	50,891			50,891
Time, $100,000 or more	71,145		71,904		71,904
Other time	25,836		26,068		26,068
Short-term borrowings	2,000	2,000			2,000
Long-term borrowings	16,000		16,147		16,147
Accrued interest payable	162		162		162

December 31, 2011

Financial assets:
Cash and due from banks	$23,768	$23,768			$23,768
Interest-bearing deposits in banks	1,250		$1,254		1,254
Available-for-sale securities	208,711	9	208,702		208,711
Held-to-maturity securities	4,010		4,231		4,231
FHLB stock	3,093	N/A	N/A	N/A	N/A
Loans and leases, net	293,731			$290,505	290,505
Accrued interest receivable	1,952			1,952	1,952

Financial liabilities:
Deposits:
Non interest-bearing	$133,440	$133,440			$133,440
Savings	47,919	47,919			47,919
Money market	139,244	139,244			139,244
NOW accounts	43,959	43,959			43,959
Time, $100,000 or more	69,464		70,143		70,143
Other time	28,259		28,513		28,513
Short-term borrowings	5,000	5,000			5,000
Long-term borrowings	14,000		14,326		14,326
Accrued interest payable	226		226		226

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at December 31, 2012 and December 31, 2011:

Cash and due from banks: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Interest-bearing deposits in banks: The fair values of interest-bearing deposits in banks are estimated by discounting their future cash flows using rates at each reporting date for instruments with similar remaining maturities offered by comparable financial institutions and are classified as Level 2.

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

Loans and leases: Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality also resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at December 31, 2012 and December 31, 2011.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

(dollars in thousands)	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs	Total
December 31, 2012	Value	(Level 1)		(Level 2)		(Level 3)	Losses

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Residential mortgage-backed securities	$200,515		$—		$200,515	$—	$—
Corporate Debt Securities	1,594				1,594
Obligations of states and political subdivisions	29,656				29,656	—	—
Corporate stock	74		15		59	—	—

Total recurring	$231,839		$15		$231,824	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$776	$		$		$776	$(106)
Real estate:
Commercial	432					432	(68)
Residential	210					210	(72)

Other real estate owned	12,237					12,237	(1,002)

Total nonrecurring	$13,655	$		$		$13,655	$(1,248)

(dollars in thousands)	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
December 31, 2011	Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Residential mortgage-backed securities	$179,454	$—	$179,454	$—	$—
Obligations of states and political subdivisions	29,188	—	29,188	—	—
Corporate stock	69	9	60	—	—

Total recurring	$208,711	$9	$208,702	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,828	$—	$—	$1,828	$(181)
Real estate:
Commercial	7,982	—	—	7,982	(489)
Construction	2,083	—	—	2,083	(422)
Other:
Agriculture	597	—	—	597	(330)
Consumer	565	—	565	(66)
Other real estate owned	8,190	—	—	8,190	(1,002)

Total nonrecurring	$21,245	$—	$—	$21,245	$(2,490)

There were no transfers between Levels 1 and 2 during the years ended December 31, 2012 or December 31, 2011.

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

Impaired loans – The fair value of collateral dependent impaired loans adjusted for specific allocations of the allowance for loan losses is generally based on recent real estate appraisals and/or evaluations. These appraisals and/or evaluations may utilize a single valuation approach or a combination of approaches including comparable sales, cost and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income and other available data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for all Level 3 nonrecurring impaired loans is the sales comparison approach less a reserve for past dues taxes and selling costs ranging from 8% to 10%.

Impaired loans measured at fair value with an unpaid principal balance of $1,664,000 were written down to $1,418,000 at December 31, 2012, resulting in an impairment charge of $246,000, which was included in earnings for the period. Impaired loans measured at fair value with an unpaid principal balance of $14,543,000 were written down to $13,055,000 at December 31, 2011, resulting in an impairment charge of $1,488,000, which was included in earnings for the period.

Other real estate owned – Certain commercial and residential real estate properties classified as OREO are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals and/or evaluations. These appraisals and/or evaluations may use a single valuation approach or a combination of approaches including comparable sales, cost and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income and other available data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for all Level 3 nonrecurring OREO is the sales comparison approach less selling costs ranging from 8% to 10%.

Other real estate owned of $13,237,000 was written down to $12,237,000 at December 31, 2012, resulting in an impairment charge of $1,000,000, which was included in earnings for the period. Other real estate owned of $9,168,000 was written down to $8,190,000 at December 31, 2011, resulting in an impairment charge of $978,000, which was included in earnings for the period.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2012 and 2011, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment and was most recently evaluated in December 2012 under the provisions of the codification Topic 350, Goodwill and Other Intangibles. Management determined that no impairment recognition was required for the years ended December 31, 2012, 2011 and 2010.

Other intangible assets are comprised of core deposit intangibles totaling $183,000 at December 31, 2011. Amortization of the intangible assets included in other expense totaled $183,000, $219,000 and $242,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The December 31, 2011 balance of $183,000 was fully amortized in 2012.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2012 and 2011 consisted of the following (dollars in thousands):

Available-for-Sale

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$195,444	$5,661	$(590)	$200,515
Obligations of states and political subdivisions	27,682	1,974	—	29,656
Corporate Debt Securities	1,507	87	—	1,594
Equity securities:
Corporate stock	64	10	—	74

	$224,697	$7,732	$(590)	$231,839

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$175,038	$4,570	$(154)	$179,454
Obligations of states and political subdivisions	27,678	1,510	—	29,188
Equity securities:
Corporate stock	65	4	—	69

	$202,781	$6,084	$(154)	$208,711

Net unrealized gains on available-for-sale investment securities totaling $7,142,000 were recorded, net of $2,857,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2012. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2012 totaled $15,762,000 and $93,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2012.

Net unrealized gains on available-for-sale investment securities totaling $5,930,000 were recorded, net of $2,372,000 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2011. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2011 totaled $11,071,000 and $353,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2011.

Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2010 totaled $9,702,000 and $7,000, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Held-to-Maturity

2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$2,117	$138	$—	$2,255

2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$4,010	$221	$—	$4,231

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2012, 2011 and 2010.

The amortized cost and estimated fair value of investment securities at December 31, 2012 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$906	$911
After one year through five years	3,218	3,381
After five years through ten years	11,131	11,940
After ten years	13,934	15,018

	29,189	31,250

Investment securities not due at a single maturity date:
Mortgage-backed securities	195,444	200,515	$2,117	$2,255
Corporate stock	64	74

	$224,697	$231,839	$2,117	$2,255

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $43,877,000 and $46,518,000 and estimated fair values totaling $45,877,000 and $48,709,000 were pledged to secure State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2012 and 2011, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2012 and 2011 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

2012

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$37,440	$(590)	$—	$—	$37,440	$(590)

2011

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$23,749	$(154)	$—	$—	$23,749	$(154)

At December 31, 2012, the Company held 196 securities of which 16 were in a loss position for less than twelve months and none were in a loss position for twelve months or more. All 16 securities are mortgage-backed securities.

The unrealized loss on the Company's investments in mortgage-backed securities is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, management does not consider these investments to be other-than-temporarily impaired.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,

	2012	2011

Real estate – commercial	$180,126	$204,043
Real estate – construction	6,918	10,356
Real estate – multi-family	9,155	7,580
Real estate – residential	17,701	19,695
Commercial	30,811	42,108
Lease financing receivable	1,509	1,725
Agriculture	3,340	4,583
Consumer	8,569	10,984

	258,129	301,074

Deferred loan and lease origination fees, net	(230)	(302)
Allowance for loan and lease losses	(5,781)	(7,041)

	$252,118	$293,731

Certain loans are pledged as collateral for available borrowings with the FHLB and the Federal Reserve Bank of San Francisco (the "FRB"). Pledged loans totaled $162,657,000 and $181,034,000 at December 31, 2012 and 2011, respectively (see Note 10).

The components of the Company's lease financing receivable are summarized as follows (dollars in thousands):

	December 31,

	2012	2011

Future lease payments receivable	$1,585	$1,731
Residual interests	39	122
Unearned income	(115)	(128)

Net lease financing receivable	$1,509	$1,725

Future lease payments receivable are as follows (dollars in thousands):

Year Ending
December 31,

2013	$651
2014	400
2015	338
2016	168
2017	28

Total lease payments receivable	$1,585

Salaries and employee benefits totaling $339,000, $371,000 and $453,000 have been deferred as loan and lease origination costs for the years ended December 31, 2012, 2011 and 2010, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

	Year Ended December 31,

	2012	2011	2010

Balance, beginning of year	$7,041	$7,585	$7,909
Provision charged to operations	1,365	3,625	7,365
Losses charged to allowance	(2,854)	(4,698)	(7,821)
Recoveries	229	529	132

Balance, end of year	$5,781	$7,041	$7,585

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show the activity in the allowance for loan and lease losses for the years ended December 31, 2012 and 2011 and the allocation of the allowance for loan and lease losses as of December 31, 2012 and 2011 by portfolio segment and by impairment methodology (dollars in thousands):

	December 31, 2012

		Real Estate					Other

	Commercial	Commercial	Multi-Family	Construction		Residential	Leases		Agriculture		Consumer	Unallocated		Total

Allowance for Loan and Lease Losses

Beginning balance	$1,536	$3,156	$198		$582	$609		$79		$167	$348		$366	$7,041
Provision for loan losses	96	347	45		367	35		(73)		282	389		(123)	1,365
Loans charged-off	(302)	(1,124)	(8)		(377)	(167)		(9)		(362)	(505)		—	(2,854)
Recoveries	21	147	3		22	—		6		—	30		—	229

Ending balance allocated to portfolio segments	$1,351	$2,526	$238		$594	$477		$3		$87	$262		$243	$5,781

Ending balance:
Individually evaluated for impairment	$480	$786	$122	$		$179	$		$		$28	$		$1,595

Ending balance:
Collectively evaluated for impairment	$871	$1,740	$116		$594	$298		$3		$87	$234		$243	$4,186

Loans

Ending balance	$30,811	$180,126	$9,155		$6,918	$17,701		$1,509		$3,340	$8,569	$		$258,129

Ending balance:
Individually evaluated for impairment	$2,828	$19,105	$1,681		$263	$2,429	$		$		$247	$		$26,553

Ending balance:
Collectively evaluated for impairment	$27,983	$161,021	$7,474		$6,655	$15,272		$1,509		$3,340	$8,322	$		$231,576

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2011

		Real Estate				Other

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585
Provision for loan losses	(488)	2,341	203	327	593	72	35	327	215	3,625
Loans charged-off	(713)	(2,005)	(120)	(835)	(565)	—	(240)	(220)	—	(4,698)
Recoveries	163	105	—	—	—	—	241	20	—	529

Ending balance allocated to portfolio segments	$1,536	$3,156	$198	$582	$609	$79	$167	$348	$366	$7,041

Ending balance:
Individually evaluated for impairment	$538	$707	$5	$147	$118	$—	$89	$76	$—	$1,680

Ending balance:
Collectively evaluated for impairment	$998	$2,449	$193	$435	$491	$79	$78	$272	$366	$5,361

Loans

Ending balance	$42,108	$204,043	$7,580	$10,356	$19,695	$1,725	$4,583	$10,984	$—	$301,074

Ending balance:
Individually evaluated for impairment	$5,123	$18,227	$1,204	$2,083	$2,116	$17	$597	$718	$—	$30,085

Ending balance:
Collectively evaluated for impairment	$36,985	$185,816	$6,376	$8,273	$17,579	$1,708	$3,986	$10,266	$—	$270,989

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show the loan portfolio allocated by management's internal risk ratings as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012

	Credit Risk Profile by Internally Assigned Grade

		Real Estate			Other Credit Exposure

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total
Grade:
Pass	$25,670	$134,969	$7,018	$3,049	$13,283	$1,506	$2,938	$7,696	$196,129
Watch	1,994	14,613	1,181	3,262	2,518	—	—	251	23,819
Special mention	653	16,041	441	607	1,163	—	402	153	19,460
Substandard	1,804	14,503	515	—	737	3	—	469	18,031
Doubtful	690	—	—	—	—	—	—	—	690

Total	$30,811	$180,126	$9,155	$6,918	$17,701	$1,509	$3,340	$8,569	$258,129

	December 31, 2011

	Credit Risk Profile by Internally Assigned Grade

		Real Estate				Other Credit Exposure

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total
Grade:
Pass	$33,856	$164,117	$5,669	$6,462	$16,215	$1,708	$3,416	$9,684	$241,127
Watch	1,540	20,673	1,204	984	1,163	—	570	237	26,371
Special mention	2,173	7,187	449	827	1,372	—	—	264	12,272
Substandard	3,794	11,938	258	2,083	945	17	597	799	20,431
Doubtful	745	128	—	—	—	—	—	—	873

Total	$42,108	$204,043	$7,580	$10,356	$19,695	$1,725	$4,583	$10,984	$301,074

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due		Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual

Commercial:
Commercial	$804	$		$1,497	$2,301	$28,510	$30,811	$	$2,352

Real estate:
Commercial			703	700	1,403	178,723	180,126		2,687
Multi-family						9,155	9,155
Construction						6,918	6,918
Residential				210	210	17,491	17,701		210

Other:
Leases				3	3	1,506	1,509		3
Agriculture						3,340	3,340
Consumer			60	114	174	8,395	8,569		222

Total	$804		$763	$2,524	$4,091	$254,038	$258,129	$	$5,474

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual

Commercial:
Commercial	$60	$277	$2,472	$2,809	$39,299	$42,108	$—	$2,775

Real estate:
Commercial	2,318	1,527	5,271	9,116	194,927	204,043	—	7,469
Multi-family	—	—	257	257	7,323	7,580	—	257
Construction	—	244	1,967	2,211	8,145	10,356	—	2,083
Residential	—	—	—	—	19,695	19,695	—	—

Other:
Leases	—	—	17	17	1,708	1,725	—	17
Agriculture	—	—	597	597	3,986	4,583	—	597
Consumer	188	411	139	738	10,246	10,984	—	225

Total	$2,566	$2,459	$10,720	$15,745	$285,329	$301,074	$—	$13,423

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show information related to impaired loans as of and for the years ended December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$1,248	$1,407	$—	$593	$1
Real estate:
Commercial	10,882	11,603	—	7,803	185
Multi-family	—	—	—	9	—
Construction	263	263	—	131	—
Residential	—	—	—	90	—
Other:
Leases	—	—	—	9	—
Consumer	37	109	—	85	1

	$12,430	$13,382	$—	$8,720	$187

With an allowance recorded:
Commercial	$1,580	$1,580	$480	$1,817	$50
Real estate:
Commercial	8,223	8,287	786	10,863	215
Multi-family	1,681	1,774	122	1,434	44
Construction	—	—	—	1,042	—
Residential	2,429	2,483	179	2,183	52
Other:
Agriculture	—	—	—	299	—
Consumer	210	210	28	398	4

	$14,123	$14,334	$1,595	$18,036	$365

Total:
Commercial	$2,828	$2,987	$480	$2,410	$51
Real estate:
Commercial	19,105	19,890	786	18,666	400
Multi-family	1,681	1,774	122	1,443	44
Construction	263	263	—	1,173	—
Residential	2,429	2,483	179	2,273	52
Other:
Leases	—	—	—	9	—
Agriculture	—	—	—	299	—
Consumer	247	319	28	483	5

	$26,553	$27,716	$1,595	$26,756	$552

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$3,069	$3,089	—	$3,880	$166
Real estate:
Commercial	4,723	6,428	—	4,830	185
Multi-family	17	17	—	19	2
Residential	180	180	—	182	12
Other:
Leases	17	17	—	21	1
Consumer	133	133	—	142	10

	$8,139	$9,864	$—	$9,074	$376

With an allowance recorded:
Commercial	$2,054	$3,705	$538	$2,404	$37
Real estate:
Commercial	13,504	13,853	707	13,898	609
Multi-family	1,187	1,280	5	1,200	42
Construction	2,083	2,402	147	2,222	19
Residential	1,936	1,936	118	1,973	93
Other:
Agriculture	597	597	89	598	3
Consumer	585	585	76	587	31

	$21,946	$24,358	$1,680	$22,882	$834

Total:
Commercial	$5,123	$6,794	$538	$6,284	$203
Real estate:
Commercial	18,227	20,281	707	18,728	794
Multi-family	1,204	1,297	5	1,219	44
Construction	2,083	2,402	147	2,222	19
Residential	2,116	2,116	118	2,155	105
Other:
Leases	17	17	21	1
Agriculture	597	597	89	598	3
Consumer	718	718	76	729	41

	$30,085	$34,222	$1,680	$31,956	$1,210

The recorded investment in loans and leases that were considered to be impaired totaled $26,553,000 at December 31, 2012 and had a related valuation allowance of $1,595,000. The average recorded investment in impaired loans and leases during 2012 was approximately $26,756,000.

The recorded investment in loans and leases that were considered to be impaired totaled $30,085,000 at December 31, 2011 and had a related valuation allowance of $1,680,000. The average recorded investment in impaired loans and leases during 2011 was approximately $31,956,000.

Non-accrual loans and leases totaled approximately $5,474,000 and $13,423,000 at December 31, 2012 and 2011, respectively. There were no loans and leases past due 90 days or more and still accruing interest at December 31, 2012 and 2011. Interest income on non-accrual loans is generally recognized on a cash basis and was approximately $197,000, $440,000 and $338,000 for the years ended December 31, 2012, 2011 and 2010. Interest foregone on non-accrual loans was approximately $715,000, $1,706,000 and $1,736,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Troubled Debt Restructurings

At December 31, 2012 and 2011, the Company had $17,367,000 and $20,121,000 in loans to clients whose loan terms were modified in troubled debt restructurings, respectively. The Company had allocated $1,575,000 and $535,000 of specific reserves to these troubled debt restructurings as of December 31, 2012 and 2011, respectively. The Company has not committed to lend additional amounts as of December 31, 2012 and 2011 to borrowers with outstanding loans that are classified as troubled debt restructurings.

During the period ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan at a stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 2 months to 5 years. Modifications involving an extension of the maturity date were for periods ranging from 1 year to 10 years.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2012 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Commercial	8	$1,589	$1,589
Real estate – commercial	9	4,676	4,638
Real estate – multi-family	2	539	539

Real estate – residential	4	942	829
Other – agriculture	1	410	410
Other – consumer	4	50	50

Total	28	$8,206	$8,055

The troubled debt restructurings described above increased the allowance for loan and lease losses by $430,000 and resulted in charge offs of $211,000 during the year ended December 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2012 (dollars in thousands):

	Number	Recorded
	of Loans	Investment
Troubled debt restructurings that subsequently defaulted:
Real estate – commercial	2	$1,097

Other – agriculture	2	215

Total	4	$1,312

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Troubled Debt Restructurings (Continued)

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan and lease losses by $18,000 and resulted in charge offs of $485,000 during the year ended December 31, 2012.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2011 (dollars in thousands):

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2011 (dollars in thousands):

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

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's internal underwriting policy.

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,

	2012	2011

Land	$206	$206
Building and improvements	769	836
Furniture, fixtures and equipment	5,587	5,676
Leasehold improvements	1,646	1,725

	8,208	8,443
Less accumulated depreciation and amortization	(6,320)	(6,088)

	$1,888	$2,355

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $601,000, $520,000 and $543,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

9.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,

	2012	2011

Savings	$51,539	$47,919
Money market	127,644	139,244
NOW accounts	50,891	43,959
Time, $100,000 or more	71,145	69,464
Other time	25,836	28,259

	$327,055	$328,845

The Company held $29,000,000 in certificates of deposit for the State of California as of December 31, 2012 and 2011. This amount represents 6.1% of total deposit balances at December 31, 2012 and 6.3% at December 31, 2011.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INTEREST-BEARING DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending
December 31,

2013	$71,315
2014	8,284
2015	3,583
2016	5,483
2017	8,301
Thereafter	15

$96,981

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,

	2012	2011	2010

Savings	$114	$183	$224
Money market	616	1,000	1,268
NOW accounts	42	44	59
Time, $100,000 or more	528	601	806
Other time	310	410	595

	$1,610	$2,238	$2,952

10.	BORROWING ARRANGEMENTS

The Company has $17,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with two of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2012 and 2011.

In addition, the Company has a line of credit available with the FHLB which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $18,000,000 were outstanding from the FHLB at December 31, 2012, bearing fixed interest rates ranging from 0.67% to 2.73% and maturing between May 20, 2013 and July 12, 2019. Advances totaling $19,000,000 were outstanding from the FHLB at December 31, 2011, bearing fixed interest rates ranging from 0.67% to 2.08% and maturing between January 9, 2012 and July 20, 2016. Amounts available under the borrowing arrangement with the FHLB at December 31, 2012 and 2011 totaled $59,254,000 and $62,242,000, respectively.

In addition, the Company entered into a secured borrowing agreement with the FRB in 2008. The borrowing arrangement is secured by pledging selected loans (see Note 6) and investment securities (see Note 5). There were no advances outstanding as of December 31, 2012 and 2011. Amounts available under the borrowing arrangement with the FRB at December 31, 2012 and 2011 totaled $27,448,000 and $24,994,000, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	BORROWING ARRANGEMENTS (Continued)

The following table summarizes these borrowings (dollars in thousands):

	December 31,

	2012		2011
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Short-term portion of borrowings	$2,000	0.67%	$5,000	2.08%
Long-term borrowings	16,000	1.81%	14,000	1.80%

	$18,000	1.68%	$19,000	1.88%

Maturities on these borrowings are as follows:

Year Ending
December 31,

2013	$2,000,000
2014	8,000,000
2015	2,000,000
2016	2,000,000
2017	2,000,000
Thereafter	2,000,000

$18,000,000

The Company has also been issued $7,500,000 in letters of credit by the FHLB, included in the amounts available from the FHLB previously discussed, which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2012 and management does not expect these lines to be drawn in the future.

11.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2012, 2011, and 2010 consisted of the following (dollars in thousands):

	Federal	State	Total

2012

Current	$379	$27	$406
Deferred	368	86	454

Provision for income taxes	$747	$113	$860

2011

Current	$1,340	$367	$1,707
Deferred	(352)	(86)	(438)

Provision for income taxes	$988	$281	$1,269

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

	Federal	State	Total

2010

Current	$2	$74	$76
Deferred	(140)	(187)	(327)

Benefit from income taxes	$(138)	$(113)	$(251)

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,

	2012	2011

Deferred tax assets:
Allowance for loan and lease losses	$2,637	$3,157
Other real estate owned	1,146	891
Deferred compensation	2,006	1,962
Other	137	181
Premises and equipment	—	19

Total deferred tax assets	5,926	6,210

Deferred tax liabilities:
Core deposit intangible	—	(82)
Unrealized gains on available-for-sale investment securities	(2,857)	(2,372)

Future liability of state deferred tax assets	(399)	(355)
Deferred loan costs	(219)	(256)
Federal Home Loan Bank stock dividends	(211)	(211)
Premises and equipment	(245)	—

Total deferred tax liabilities	(3,931)	(3,276)

Net deferred tax assets	$1,995	$2,934

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax. Furthermore, with few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2009 and by state and local taxing authorities for years before December 31, 2008. The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2012 were not significant.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34% in 2012, 2011 and 2010 to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,

	2012	2011	2010

Federal income tax statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	1.8%	7.6%	(29.5)%
Tax benefit of interest on obligations of states and political subdivisions	(7.2)%	(6.6)%	(93.0)%
Tax-exempt income from life insurance policies	(2.2)%	(2.5)%	(42.0)%
Equity compensation expense	0.2%	0.7%	17.0%
Other	(5.5)%	0.4%	1.9%
Effective tax rate	21.1%	33.6%	(111.6)%

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2021. Certain of the leases have five year renewal options. One of the branch facilities is leased from a current member of the Company's Board of Directors (see Note 17).

Future minimum lease payments are as follows (dollars in thousands):

Year Ending
December 31,

2013	$854
2014	776
2015	713
2016	665
2017	356
Thereafter	269

$3,633

Rental expense included in occupancy, furniture and equipment expense totaled $858,000, $832,000 and $956,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,

	2012	2011

Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$3,644	$4,642
Commercial real estate, construction and land development commitments secured by real estate	7,587	10,129
Other unused commitments, principally commercial loans	15,287	21,708

	$26,518	$36,479

Standby letters of credit	$6,506	$10,086

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

In management's judgment, a concentration exists in real estate-related loans which represented approximately 83% and 80% of the Company's loan portfolio at December 31, 2012 and 2011, respectively. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectability of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company did not have any uninsured deposits at December 31, 2012.

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

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per-Share Amount

December 31, 2012

Basic earnings per share	$3,207	9,483	$0.34

Effect of dilutive stock-based compensation	—	9

Diluted earnings per share	$3,207	9,492	$0.34

December 31, 2011

Basic earnings per share	$2,504	9,852	$0.25

Effect of dilutive stock-based compensation	—	6

Diluted earnings per share	$2,504	9,858	$0.25

December 31, 2010

Basic earnings per share	$476	9,846	$0.05

Effect of dilutive stock-based compensation	—	3

Diluted earnings per share	$476	9,849	$0.05

Stock options for 305,670 shares, 358,198 shares and 379,571 shares of common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010, respectively, because they were antidilutive.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Stock Based Compensation

In 2000, the Board of Directors adopted and the Company's shareholders approved a stock option plan (the "2000 Plan"), under which 288,341 options remain outstanding at December 31, 2012. On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the "2010 Plan"). The 2010 Plan was approved by the Company's shareholders on May 20, 2010. The total number of authorized shares that are available for issuance under the 2010 Plan is 1,446,739. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. The 2010 Plan and the 2000 Plan (collectively the "Plans"), under which equity incentives may be granted to employees and directors under incentive and nonstatutory agreements, require that the option price may not be less than the fair value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company's Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration; however, no new options will be awarded under the 2000 Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of an option.

A summary of the outstanding and vested stock option activity for the year ended December 31, 2012 is as follows:

	Outstanding		Nonvested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share

Balance, January 1, 2012	358,198	$17.25	65,494	$2.08

Options granted	17,329	7.07	17,329	$2.31
Options vested	(17,568)	$
Options expired or canceled	(69,857)	$17.09	(21,718)	$3.85

Balance, December 31, 2012	305,670	$16.71	43,537	$1.73

A summary of options as of December 31, 2012 is as follows:

Nonvested:
Weighted average exercise price of nonvested stock options				$9.47
Aggregate intrinsic value of nonvested stock options				$—
Weighted average remaining contractual term in years of nonvested stock options				7.23

Vested:
Number of vested stock options				262,133
Number of options expected to vest				32,653
Weighted average exercise price per share				$17.92
Aggregate intrinsic value				$—
Weighted average remaining contractual term in years				3.17

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Stock Based Compensation (Continued)

	Number of	Weighted	Number of
	Options	Average	Options
	Outstanding	Remaining	Exercisable
	December 31,	Contractual	December 31,
Range of Exercise Prices	2012	Life	2012

$7.07- $11.66	60,676	7.06 years	26,006
$11.67- $12.37	26,820	0.21 years	26,820
$12.38 - $12.65	1,575	5.39 years	1,260
$12.66 - $16.18	927	0.39 years	927
$16.19 - $16.77	42,721	5.14 years	34,176
$16.78 - $18.10	38,928	1.30 years	38,928
$18.11 - $18.23	31,998	2.29 years	31,993
$18.24 - $24.07	102,025	3.53 years	102,023

	305,670		262,133

Restricted Stock

There were 16,207 shares of restricted stock awarded during the second quarter of 2012. Of the 16,207restricted common shares, 9,898 will vest one year from the date of the award and 6,309 will vest 20% per year from the date of the award. The weighted average contractual term over which the restricted stock will vest is 1.42 years. There were 18,902 shares of restricted stock awarded during the third quarter of 2011. Grant date fair value is determined by the market price of the Company’s common stock on the date of the grant ($6.91 on May 16, 2012 and $6.99 on August 17, 2011). Of the 18,902 restricted common shares awarded in 2011, 13,335 vested on August 17, 2012, 843 were forfeited, and 3,781 vest 20% per year. The intrinsic value of unvested restricted stock at December 31, 2012 was $186,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	32,078	$5.96

Awarded	16,207	7.07
Vested	16,792	5.51
Cancelled	4,524	6.67

Nonvested at December 31, 2012	26,969	6.79

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

Common Stock Repurchase Program

On January 26, 2012, the Company approved and authorized a stock repurchase program for 2012 (the "2012 Program"). The 2012 Program authorized the repurchase during 2012 of up to 5% of the outstanding shares of the Company's common stock, or approximately 494,500 shares based on the 9,890,909 shares outstanding as of January 26, 2012. On June 15, 2012, the Company approved and authorized an increase to number of shares eligible for repurchase under the 2012 Program, increasing the number from 494,500 to 593,500. During 2012 the Company repurchased 575,389 shares of its common stock at an average price of $7.29 per share. On December 20, 2012, the Company approved and authorized a stock repurchase program for 2013 (the "2013 Program"). The 2013 Program authorized the repurchase during 2013 of up to 10% of the outstanding shares of the Company's common stock, or approximately 932,700 shares based on the 9,327,203 shares outstanding as of December 20, 2012. Any repurchases under the 2013 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2013 Program will be retired. The number, price and timing of the repurchases will be at the Company's sole discretion and the 2013 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2013 Program at any time without notice.

14.	REGULATORY MATTERS

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. On July 24, 2009, the Board of Directors temporarily suspended the payment of cash dividends until such time as it is prudent to reestablish payment of cash dividends. As a result there were no cash dividends declared or paid in 2010, 2011 or 2012.

As a California corporation, the Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law (the “Corporation Law”). The Corporation Law provides that neither a corporation nor any of its subsidiaries shall make a distribution to the corporation’s shareholders unless the board of directors has determined in good faith either of the following: (1) the amount of retained earnings of the corporation immediately prior to the distribution equals or exceeds the sum of (A) the amount of the proposed distribution plus (B) the preferential dividends arrears amount; or (2) immediately after the distribution, the value of the corporation’s assets would equal or exceed the sum of its total liabilities plus the preferential rights amount. The good faith determination of the board of directors may be based upon (1) financial statements prepared on the basis of reasonable accounting practices and principles, (2) a fair valuation, or (3) any other method reasonable under the circumstances; provided, that a distribution may not be made if the corporation or subsidiary making the distribution is, or is likely to be, unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature. The term “preferential dividends arrears amount” means the amount, if any, of cumulative dividends in arrears on all shares having a preference with respect to payment of dividends over the class or series to which the applicable distribution is being made, provided that if the articles of incorporation provide that a distribution can be made without regard to preferential dividends arrears amount, then the preferential dividends arrears amount shall be zero. The term “preferential rights amount” means the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights, including accrued but unpaid dividends, of other shareholders upon dissolution that are superior to the rights of the shareholders receiving the distribution, provided that if the articles of incorporation provide that a distribution can be made without regard to any preferential rights, then the preferential rights amount shall be zero.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In addition, the California Financial Code restricts the total dividend payment of any state banking corporation in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. In addition, subject to prior regulatory approval, any state banking corporation may request an exception to this restriction.

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

Management believes that the Company and ARB met all their capital adequacy requirements as of December 31, 2012 and 2011.

	December 31,

	2012		2011

	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage Ratio

American River Bankshares and Subsidiaries	$73,388	12.8%	$74,037	13.1%
Minimum regulatory requirement	$22,900	4.0%	$22,624	4.0%

American River Bank	$72,284	12.6%	$69,489	12.3%
Minimum requirement for "Well-Capitalized" institution	$28,600	5.0%	$28,155	5.0%
Minimum regulatory requirement	$22,880	4.0%	$22,524	4.0%

Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$73,388	23.9%	$74,037	21.5%
Minimum regulatory requirement	$12,297	4.0%	$13,763	4.0%

American River Bank	$72,284	23.5%	$69,489	20.2%
Minimum requirement for "Well-Capitalized" institution	$18,425	6.0%	$20,634	6.0%
Minimum regulatory requirement	$12,283	4.0%	$13,756	4.0%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$77,255	25.1%	$78,372	22.8%
Minimum regulatory requirement	$24,747	8.0%	$27,743	8.0%

American River Bank	$76,146	24.8%	$73,822	21.5%
Minimum requirement for "Well-Capitalized" institution	$30,900	10.0%	$34,661	10.0%
Minimum regulatory requirement	$24,720	8.0%	$27,729	8.0%

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,

	2012	2011	2010

Rental income from OREO properties	$886	$37	$—
Merchant fee income	531	467	420
Increase in cash surrender value of life insurance policies (Note 16)	267	272	277
Other	273	218	234

	$1,957	$994	$931

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,

	2012	2011	2010

Professional fees	$1,031	$1,037	$1,191
Outsourced item processing	379	427	414
Directors' expense	384	327	371
Telephone and postage	335	330	336
Amortization of intangible assets	183	219	242
Stationery and supplies	229	183	208
Advertising and promotion	268	231	198
Other operating expenses	959	1,004	1,010

	$3,768	$3,758	$3,970

16.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participants' contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company's contributions totaled $184,000, $172,000 and $173,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants' deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 4.83% at December 31, 2012. Deferred compensation, including interest earned, totaled $2,436,000 and $2,327,000 at December 31, 2012 and 2011, respectively. The expense recognized under this plan totaled $116,000, $138,000 and $150,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives' expected final payment dates in a systematic and rational manner. As of December 31, 2012 and 2011, the Company had accrued $1,054,000 and $983,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement and is included in accrued interest payable and other liabilities on the consolidated balance sheet. The expense recognized under this plan totaled $143,000, $166,000 and $153,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

In connection with these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $12,858,000 and $11,292,000 at December 31, 2012 and 2011, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Tax-exempt income on these policies, net of expense, totaled approximately $267,000, $272,000 and $277,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. The following is a summary of the aggregate activity involving related party borrowers during 2012 (dollars in thousands):

Balance, January 1, 2012	$3,887

Disbursements	15
Amounts repaid	(107)

Balance, December 31, 2012	$3,795

Undisbursed commitments to related parties, December 31, 2012	$5

The Company also leases one of its branch facilities from a current member of the Company's Board of Directors. Rental payments to the Director totaled $105,000, $100,000 and $101,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2012 and 2011

(Dollars in thousands)

	2012	2011

ASSETS

Cash and due from banks	$661	$5,152
Investment in subsidiaries	92,890	89,552
Other assets	1,339	181

	$94,890	$94,885

LIABILITIES AND
SHAREHOLDERS' EQUITY

Liabilities:
Other liabilities	$896	$786

Total liabilities	896	786

Shareholders' equity:
Common stock	67,977	72,016
Retained earnings	21,732	18,525
Accumulated other comprehensive income, net of taxes	4,285	3,558

Total shareholders' equity	93,994	94,099

	$94,890	$94,885

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010

Income:
Dividends declared by subsidiaries – eliminated in consolidation	$1,000	$—	$—
Management fee from subsidiaries – eliminated in consolidation	—	2,840	4,057
Other income	—	28	29

Total income	1,000	2,868	4,086

Expenses:
Salaries and employee benefits	1	2,396	3,125
Professional fees	98	253	360
Directors' expense	285	260	308
Other expenses	216	538	645

Total expenses	600	3,447	4,438

Income (loss) before equity in undistributed income of subsidiaries	400	(579)	(352)

Equity in undistributed income of subsidiaries	2,560	2,845	699

Income before income taxes	2,960	2,266	347

Income tax benefit	247	238	129

Net income	$3,207	$2,504	$476

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010

Cash flows from operating activities:
Net income	$3,207	$2,504	$476
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed earnings of subsidiaries	(2,560)	(2,845)	(699)
Equity-based compensation expense	155	202	236
(Increase) decrease in other assets	(1,209)	2,067	(193)
Increase (decrease) in other liabilities	110	(3,091)	418

Net cash (used in) provided by operating activities	(297)	(1,163)	238

Cash flows from investing activities:
Purchase of equipment	—	(36)	(148)
Sale of equipment	—	194	—

Net cash provided by (used in) investing activities	—	158	(148)

Cash flows from financing activities:
Cash paid to repurchase common stock	(4,194)	—	—

Net cash used in financing activities	(4,194)	—	—

Net (decrease) increase in cash and cash equivalents	(4,491)	(1,005)	90

Cash and cash equivalents at beginning of year	5,152	6,157	6,067

Cash and cash equivalents at end of year	$661	$5,152	$6,157

Selected Quarterly Information (Unaudited)

(In thousands, except per share and price range of common stock)

	March 31,	June 30,	September 30,	December 31,

2012

Interest income	$5,510	$5,324	$5,334	$5,131
Net interest income	5,008	4,842	4,864	4,691
Provision for loan and lease losses	580	375	410	—
Noninterest income	693	694	712	675
Noninterest expense	4,112	4,051	4,219	4,365
Income before taxes	1,009	1,110	947	1,001
Net income	712	845	780	870

Basic earnings per share	$.07	$.09	$.08	$.09
Diluted earnings per share	.07	.09	.08	.09
Cash dividends per share	—	—	—	—
Price range, common stock	$4.50-7.90	$6.25-8.31	$6.41-7.71	$6.21-7.89

2011

Interest income	$5,954	$6,367	$6,070	$5,808
Net interest income	5,229	5,689	5,430	5,243
Provision for loan and lease losses	1,375	1,700	550	—
Noninterest income	433	454	750	471
Noninterest expense	4,051	4,197	3,986	4,067
Income before taxes	236	246	1,644	1,647
Net income	206	221	1,049	1,028

Basic earnings per share	$.02	$.02	$.11	$.10
Diluted earnings per share	.02	.02	.11	.10
Cash dividends per share	—	—	—	—
Price range, common stock	$5.95-6.75	$6.00-6.89	$4.55-6.59	$4.55-5.00

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company reported in its Current Report on Form 8-K (the “8-K”) filed with the Commission on November 4, 2011, that Perry-Smith LLP (“Perry-Smith”) was dismissed as the Company’s independent registered public accounting firm and replaced by Crowe Horwath LLP (“Crowe”) as the independent registered public accounting firm for the Company for the year ending December 31, 2011. This change in accountants was a result of a transaction which was consummated on November 1, 2011, whereby Crowe acquired certain assets of Perry-Smith and certain Perry-Smith personnel became associated with Crowe. Except as described in the Form 8-K, there has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2012. There have been no disagreements with such independent registered public accountants during the last two fiscal years ended December 31, 2012, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements. Listed and included in Part II, Item 8.

(2) Financial Statement Schedules. Not applicable.

(3) Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the Commission on November 6, 2012.

(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.

(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and Marjorie Wood Taylor, Trustee of the Marjorie Wood-Taylor Trust, dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California (**) and Amendment No. 2 thereto dated May 14, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 15, 2009.

(10.4)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.5)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

*(10.6)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

(10.7)	Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

*(10.8)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.9)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.10)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.11)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.12)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.13)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.14)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

*(10.15)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.16)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.17)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.

(10.18)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.

(10.19)	Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012.

*(10.20)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; and the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012.

*(10.21)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.22)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.23)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.24)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.25)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.26)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

(10.27)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.28)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.

*(10.29)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.30)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.31)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.

*(10.32)	Employment Agreement dated February 1, 2012, between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 8, 2012.

(10.33)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.

(23.1)	Consent of Perry-Smith LLP.

(23.2)	Consent of Crowe Horwath LLP

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

An Annual Report for the fiscal year ended December 31, 2012 and Notice of Annual Meeting and Proxy Statement for the Company’s 2013 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

February 28, 2013	By:	/s/ DAVID T. TABER
David T. Taber
Chief Executive Officer
(Principal Executive Officer)

February 28, 2013	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. FITE	Director, Chairman	2/28/13
Charles D. Fite

/s/ ROGER J. TAYLOR	Director, Vice Chairman	2/28/13
Roger J. Taylor

/s/ MITCHELL A. DERENZO	Chief Financial Officer	2/28/13
Mitchell A. Derenzo	(Principal Financial and Accounting Officer)

/s/ KIMBERLY A. BOX	Director	2/28/13
Kimberly A. Box

/s/ ROBERT J. FOX	Director	2/28/13
Robert J. Fox

/s/ WILLIAM A. ROBOTHAM	Director	2/28/13
William A. Robotham

/s/ DAVID T. TABER	Director, Chief Executive Officer	2/28/13
David T. Taber	(Principal Executive Officer)

/s/ STEPHEN H. WAKS	Director	2/28/13
Stephen H. Waks

/s/ PHILIP A. WRIGHT	Director	2/28/13
Philip A. Wright

/s/ MICHAEL A. ZIEGLER	Director	2/28/13
Michael A. Ziegler

EXHIBIT INDEX

Exhibit Number	Description	Page

23.1	Consent of Perry-Smith LLP	122

23.2	Consent of Crowe Horwath LLP	123

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	124

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	125

32.1	Certification of American River Bankshares Chief Executive
	Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	126

