Form 10-Q
period 2013-03-31
AMERICAN RIVER BANKSHARES
filed 2013-05-09
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock – 8,903,114 shares outstanding at May 7, 2013

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

Part II.

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

Signatures		52

Exhibit Index		53

3.2	Bylaws, as amended	54
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	96
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	97
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	98

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
2

  PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	March 31, 2013	December 31, 2012
ASSETS

Cash and due from banks	$47,847	$55,461
Interest-bearing deposits in banks	750	750
Investment securities:
Available-for-sale, at fair value	241,881	231,839
Held-to-maturity, at amortized cost	1,900	2,117
Loans and leases, less allowance for loan and lease losses of $5,903 at March 31, 2013 and $5,781 at December 31, 2012	245,492	252,118
Premises and equipment, net	1,798	1,888
Federal Home Loan Bank stock	3,254	3,254
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	8,946	12,237
Bank owned life insurance	12,511	12,858
Accrued interest receivable and other assets	6,561	7,546
	$587,261	$596,389

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$141,259	$151,201
Interest-bearing	329,597	327,055
Total deposits	470,856	478,256

Short-term borrowings	7,000	2,000
Long-term borrowings	11,000	16,000
Accrued interest payable and other liabilities	5,672	6,139

Total liabilities	494,528	502,395

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none Outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 9,105,729 shares at March 31, 2013 and 9,327,203 shares at December 31, 2012	66,353	67,977
Retained earnings	22,354	21,732
Accumulated other comprehensive income, net of taxes	4,026	4,285

Total shareholders’ equity	92,733	93,994
	$587,261	$596,389

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the three months ended March 31,
	2013	2012

Interest income:
Interest and fees on loans	$3,642	$4,316
Interest on deposits in banks	1	3
Interest and dividends on investment securities:
Taxable	788	965
Exempt from Federal income taxes	220	226
Dividends	—	—
Total interest income	4,651	5,510
Interest expense:
Interest on deposits	331	435
Interest on borrowings	76	67
Total interest expense	407	502

Net interest income	4,244	5,008

Provision for loan and lease losses	100	580

Net interest income after provision for loan and lease losses	4,144	4,428

Noninterest income:
Service charges on deposit accounts	151	196
Gain on sale of securities	—	—
Gain on life insurance death benefit	118	64
Rental income from OREO properties	92	233
Other noninterest income	264	200
Total noninterest income	625	693

Noninterest expense:
Salaries and employee benefits	2,217	2,203
Occupancy	301	296
Furniture and equipment	194	190
Federal Deposit Insurance Corporation assessments	126	142
Expenses related to other real estate owned	305	374
Other expense	859	907
Total noninterest expense	4,002	4,112
Income before provision for income taxes	767	1,009
Provision for income taxes	145	297
Net income	$622	$712

Basic earnings per share	$0.07	$0.07
Diluted earnings per share	$0.07	$0.07

Cash dividends per share	$0.00	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2013	2012

Net income	$622	$712
Other comprehensive income:
(Decrease) increase in net unrealized gains on investment securities	(432)	644
Deferred tax benefit (expense)	173	(258)
(Decrease) increase in net unrealized gains on investment securities, net of tax	(259)	386

Reclassification adjustment for realized gains included in net income	—	(64)
Tax effect	—	26
Realized gains, net of tax	—	(38)

Total other comprehensive (loss) income	(259)	348
Comprehensive income	$363	$1,060

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands)	Common Stock			Accumulated Other	Total
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2012	9,890,909	72,016	18,525	3,558	94,099
Net income			3,207		3,207
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				727	727

Net restricted stock awarded and related compensation expense	11,683	110			110
Stock option compensation expense		45			45
Retirement of common stock	(575,389)	(4,194)			(4,194)
Balance, December 31, 2012	9,327,203	67,977	21,732	4,285	93,994
Net income			622		622
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(259)	(259)

Net restricted stock award activity and related compensation expense	—	24			24
Stock option compensation expense		9			9
Retirement of common stock	(221,474)	(1,657)			(1,657)

Balance, March 31, 2013	9,105,729	$66,353	$22,354	$4,026	$92,733

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the three months ended March 31,

	2013	2012

Cash flows from operating activities:
Net income	$622	$712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	100	580
Increase (decrease) in deferred loan origination fees, net	3	(42)
Depreciation and amortization	134	200
Gain on sale and call of investment securities	—	(64)
Amortization of investment security premiums and discounts, net	1,422	982
Gain on life insurance death benefit	(118)	—
Decrease (increase) in cash surrender values of life insurance policies	46	(65)
Stock based compensation expense	33	33
Loss on sale and write-down of other real estate owned	93	161
Decrease in accrued interest receivable and other assets	1,157	492
Decrease in accrued interest payable and other liabilities	(467)	(383)

Net cash provided by operating activities	3,025	2,606

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	—	4,713
Proceeds from matured available-for-sale investment securities	—	165
Proceeds from called available-for-sale investment securities	—	195
Purchases of available-for-sale investment securities	(27,425)	(10,755)
Proceeds from principal repayments for available- for-sale investment securities	15,528	11,220
Proceeds from principal repayments for held-to- maturity investment securities	218	449
Net decrease in loans	6,091	5,961
Proceeds from sale of other real estate	3,743	467
Capitalized additions to other real estate	(112)	—
Death benefit from life insurance policy	419	—
Purchases of equipment	(44)	(75)

Net cash (used in) provided by investing activities	(1,582)	12,340

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(7,477)	$11,556
Net increase in time deposits	77	2,741
Net decrease in other borrowings	—	(5,000)
Cash paid to repurchase common stock	(1,657)	(1,044)

Net cash (used in) provided by financing activities	$(9,057)	$8,253

(Decrease) increase in cash and cash equivalents	(7,614)	23,199

Cash and cash equivalents at beginning of year	55,461	23,768

Cash and cash equivalents at end of period	$47,847	$46,967

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at March 31, 2013 and December 31, 2012, the results of its operations and statement of comprehensive income for the three month periods ended March 31, 2013 and 2012, its cash flows for the three-month periods ended March 31, 2013 and 2012 and its statement of changes in shareholders’ equity for the year ended December 31, 2012 and the three months ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 annual report on Form 10-K. The results of operations for the three-month period ended March 31, 2013 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 261,521 stock options remain outstanding at March 31, 2013. At March 31, 2013, there were 17,329 stock options and 26,969 restricted shares outstanding and the total number of authorized shares that remain available for issuance under the 2010 Plan was 1,446,739. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonstatutory agreements and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended March 31, 2013 and 2012, the compensation cost recognized for equity compensation was $33,000 each period. The recognized tax benefit for equity compensation expense was $11,000 and $8,000, for the three-month periods ended March 31, 2013 and 2012, respectively.

At March 31, 2013, the total compensation cost related to nonvested stock option awards not yet recorded is $47,000. This amount will be recognized over the next 4.25 years and the weighted average period of recognizing these costs is expected to be 1.6 years. At March 31, 2013, the total compensation cost related to restricted stock awards not yet recorded is $183,000. This amount will be recognized over the next 4.25 years and the weighted average period of recognizing these costs is expected to be 1.2 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month periods ended March 31, 2013 and 2012. A summary of option activity under the Plans as of March 31, 2013 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	305,670	$16.71	4.0 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	26,820	11.68	—	—
Outstanding at March 31, 2013	278,850	$17.20	3.8 years	$8
Vested at March 31, 2013	252,520	$18.20	3.4 years	$—
Non-vested at March 31, 2013	26,330	$7.61	8.0 years	$8
Expected to vest at March 31, 2013	19,750	$7.61	8.0 years	$—

Restricted Stock

There were no shares of restricted stock awarded during the three-month periods ended March 31, 2013 and 2012, respectively. There were no restricted stock awards that were fully vested during the three-month periods ended March 31, 2013 and 2012, respectively. The intrinsic value of nonvested restricted stock at March 31, 2013 was $203,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	26,969	$6.79
Awarded	—	—
Less: Vested	—	—
Less: Cancelled	—	—
Nonvested at March 31, 2013	26,969	$6.79
9

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three-month periods ended March 31, 2013 or 2012.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $7.51 as of March 31, 2013.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $27,668,000 and standby letters of credit of approximately $6,452,000 at March 31, 2013 and loan commitments of approximately $26,518,000 and standby letters of credit of approximately $6,506,000 at December 31, 2012. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2013 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2013 or December 31, 2012.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (9,209,719 shares and 9,823,269 shares for the three-month periods ended March 31, 2013 and 2012, respectively). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards (10,898 shares for the three-month period ended March 31, 2013 and 10,281 shares for the three-month period ended March 31, 2012). Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented. Stock options for 278,850 shares and 355,527 shares of common stock were not considered in computing diluted earnings per common share for the three-month periods ended March 31, 2013 and 2012, respectively, because they were antidilutive.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at March 31, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

Available-for-Sale

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$205,981	$5,253	$(427)	$210,807
Obligations of states and political subdivisions	27,620	1,761	—	29,381
Corporate bonds	1,506	100	—	1,606
Equity securities:
Corporate stock	64	23	—	87
	$235,171	$7,137	$(427)	$241,881

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$195,444	$5,661	$(590)	$200,515
Obligations of states and political subdivisions	27,682	1,974	—	29,656
Corporate bonds	1,507	87	—	1,594
Equity securities:
Corporate stock	64	10	—	74
	$224,697	$7,732	$(590)	$231,839

Net unrealized gains on available-for-sale investment securities totaling $4,026,000 were recorded, net of $2,684,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2013. There were not any proceeds nor gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2013. There were no transfers of available-for-sale investment securities for the three-month period ended March 31, 2013.

Net unrealized gains on available-for-sale investment securities totaling $4,285,000 were recorded, net of $2,857,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2012. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2012 totaled $4,908,000 and $64,000, respectively. There were no transfers of available-for-sale investment securities for the three-month period ended March 31, 2012.

Held-to-Maturity

March 31, 2013

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$1,900	$128	$—	$2,028

December 31, 2012		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$2,117	$138	$—	$2,255
11

There were no sales or transfers of held-to-maturity investment securities for the periods ended March 31, 2013 and March 31, 2012. Investment securities with unrealized losses at March 31, 2013 and December 31, 2012 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

March 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$38,658	$(427)	—	—	$38,658	$(427)
	$38,658	$(427)	$—	$—	$38,658	$(427)

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$37,440	$(590)	—	—	$37,440	$(590)
	$37,440	$(590)	$—	$—	$37,440	$(590)

There were no held-to-maturity investment securities with unrealized losses as of March 31, 2013 or December 31, 2012.

At March 31, 2013, the Company held 206 securities of which 16 were in a loss position for less than twelve months and none were in a loss position for twelve months or more. Of the 16 securities in a loss position, all are mortgage-backed securities. At December 31, 2012, the Company held 196 securities of which 16 were in a loss position for less than twelve months and none were in a loss position for twelve months or more. All 16 securities in a loss position were mortgage-backed securities.

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

The amortized cost and estimated fair values of investment securities at March 31, 2013 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$1,010	$1,016
After one year through five years	3,382	3,567
After five years through ten years	11,644	12,456
After ten years	13,090	13,948
	29,126	30,987
Investment securities not due at a single maturity date:
Mortgage-backed securities	205,981	210,807	$1,900	$2,028
Corporate stock	64	87	—	—
	$235,171	$241,881	$1,900	$2,028

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At March 31, 2013 and December 31, 2012, the recorded investment in nonperforming loans and leases was approximately $4,811,000 and $5,474,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At March 31, 2013, the recorded investment in loans and leases that were considered to be impaired totaled $24,477,000, which includes $4,811,000 in nonaccrual loans and leases and $19,666,000 in accruing loans and leases. Of the total impaired loans of $24,477,000, loans totaling $11,854,000 were deemed to require no specific reserve and loans totaling $12,623,000 were deemed to require a related valuation allowance of $1,733,000. At December 31, 2012, the recorded investment in loans and leases that were considered to be impaired totaled $26,553,000 and had a related valuation allowance of $1,595,000. If interest had been accruing on the nonperforming loans, such income would have approximated $59,000 and $272,000 for the three months ended March 31, 2013 and 2012.

At March 31, 2013 and December 31, 2012, the recorded investment in other real estate owned (“OREO”) was $8,946,000 and $12,237,000, respectively. During the first quarter of 2013, the Company sold six properties with balances of $3,743,000 for a loss of $93,000 and added a single property to OREO with a net book value totaling $432,000. The single property is improved land with a long-term lease for a self-storage facility in Sonoma County.

The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the first quarter of 2013, this valuation process did not result in the Company adjusting the book value of the OREO properties.

The March 31, 2013 OREO balance of $8,946,000 consists of 15 properties including five commercial real estate properties in the total amount of $4,010,000, six residential land properties in the total amount of $3,990,000, two commercial land properties in the total amount of $689,000 and two residential real estate properties in the total amount of $257,000.

Nonperforming loans and leases and OREO at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$1,770	$1,514
Nonaccrual loans and leases that are past due	3,041	3,960
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	8,946	12,237
Total nonperforming assets	$13,757	$17,111

Nonperforming loans and leases to total loans and leases	1.91%	2.12%
Total nonperforming assets to total assets	2.34%	2.79%
13

Impaired loans and leases as of and for the periods ended March 31, 2013 and December 31, 2012 are summarized as follows:

(in thousands)	As of March 31, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Commercial	$775	$794	$—	$1,248	$1,407	$—
Real estate-commercial	10,783	11,505	—	10,882	11,603	—
Real estate-multi-family	—	—	—	—	—	—
Real estate-construction	259	259	—	263	263	—
Real estate-residential	—	92	—	—	—	—
Leases	—	—	—	—	—	—
Consumer	37	109	—	37	109	—
Subtotal	$11,854	$12,759	$—	$12,430	$13,382	$—

With an allowance recorded:

Commercial	$1,615	$1,615	$542	$1,580	$1,580	$480
Real estate-commercial	6,748	6,812	871	8,223	8,287	786
Real estate-multi-family	1,673	1,766	124	1,681	1,774	122
Real estate-construction	—	—	—	—	—	—
Real estate-residential	2,382	2,382	166	2,429	2,483	179
Agriculture	—	—	—	—	—	—
Consumer	205	205	30	210	210	28
Subtotal	$12,623	$12,780	$1,733	$14,123	$14,334	$1,595

Total:

Commercial	$2,390	$2,409	$542	$2,828	$2,987	$480
Real estate-commercial	17,531	18,317	871	19,105	19,890	786
Real estate-multi-family	1,673	1,766	124	1,681	1,774	122
Real estate-construction	259	259	—	263	263	—
Real estate-residential	2,382	2,474	166	2,429	2,483	179
Leases	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer	242	314	30	247	319	28
	$24,477	$25,539	$1,733	$26,553	$27,716	$1,595

The following table presents the average balance related to impaired loans and leases for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended
	March 31, 2013	March 31, 2012

Commercial	$2,436	$6,757
Real estate-commercial	17,608	15,337
Real estate-multi-family	1,677	1,216
Real estate-construction	261	2,223
Real estate-residential	2,405	2,869
Leases	—	9
Agriculture	—	497
Consumer	245	738
Total	$24,632	$29,646
14

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (in thousands):

	Interest Income Recognized for the three months ended
	March 31, 2013	March 31, 2012

Commercial	$16	$240
Real estate-commercial	208	698
Real estate-multi-family	19	44
Real estate-construction	3	19
Real estate-residential	23	154
Leases	—	1
Agriculture	—	3
Consumer	1	43
Total	$270	$1,202

7. TROUBLED DEBT RESTRUCTURINGS

At March 31, 2013, there were 26 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, 13 were modified and are currently performing (less than ninety days past due) totaling $7,300,000 and 13 are considered nonperforming (and included in the $4,811,000 discussed in Note 6), totaling $2,322,000. Of the 13 TDRs considered nonperforming, six are current to the modified terms. At March 31, 2013 and December 31, 2012, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

The Company has allocated $1,160,000 and $1,575,000 of specific reserves to loans whose terms have been modified as troubled debt restructurings as of March 31, 2013 and December 31, 2012.

During the three-month period ended March 31, 2013, the terms of one loan were modified as a troubled debt restructuring. The modification of the terms of such loan was an extension of the maturity date with an interest rate lower than the original loan rate.

The following table presents loans by class modified as troubled debt restructurings during the three months ended March 31, 2013 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Real estate – commercial	1	$438	$438
Real estate – multi-family	—	—	—
Total	1	$438	$438

The troubled debt restructurings described above increased the allowance for loan and lease losses by $50,000 and resulted in no charge offs during the three months ended March 31, 2013.

15

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

There were no payment defaults during the three months ended March 31, 2013 on troubled debt restructurings made in the preceding twelve months.

16

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of March 31, 2013 and December 31, 2012 are summarized below:

March 31, 2013	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$23,187	$134,145	$8,188	$2,262	$14,675
Watch	1,666	13,953	1,175	3,068	2,366
Special mention	578	14,324	436	602	1,152
Substandard	1,650	14,500	512	—	695
Doubtful	246	—	—	—	—
Total	$27,327	$176,922	$10,311	$5,932	$18,888

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$1,332	$2,928	$6,340	$193,057
Watch	—	—	598	22,826
Special mention	—	399	194	17,685
Substandard	1	—	456	17,814
Doubtful	—	—	—	246
Total	$1,333	$3,327	$7,588	$251,628

December 31, 2012	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$25,670	$134,969	$7,018	$3,049	$13,283
Watch	1,994	14,613	1,181	3,262	2,518
Special mention	653	16,041	441	607	1,163
Substandard	1,804	14,503	515	—	737
Doubtful	690	—	—	—	—
Total	$30,811	$180,126	$9,155	$6,918	$17,701

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$1,506	$2,938	$7,696	$196,129
Watch	—	—	251	23,819
Special mention	—	402	153	19,460
Substandard	3	—	469	18,031
Doubtful	—	—	—	690
Total	$1,509	$3,340	$8,569	$258,129
17

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

March 31, 2013
(dollars in thousands)		Real Estate				Other

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance, January 1, 2013	$1,351	$2,526	$238	$594	$477	$3	$87	$262	$243	$5,781
Provision for loan losses	(84)	140	18	(164)	62	—	4	(8)	132	100
Loans charged-off	(10)	—	—	—	(38)	—	—	(5)		(53)
Recoveries	74	1	—	—	—	—	—	—		75

Ending balance, March 31, 2013	$1,331	$2,667	$256	$430	$501	$3	$91	$249	$375	$5,903

Ending balance:
Individually evaluated for impairment	$542	$871	$125	$—	$165	$—	$—	$30	$—	$1,733

Ending balance:
Collectively evaluated for impairment	$789	$1,796	$131	$430	$336	$3	$91	$219	$375	$4,170

Loans

Ending balance	$27,327	$176,922	$10,311	$5,932	$18,888	$1,333	$3,327	$7,588	$—	$251,628

Ending balance:
Individually evaluated for impairment	$2,390	$17,531	$1,673	$259	$2,382	$—	$—	$242	$—	$24,477

Ending balance:
Collectively evaluated for impairment	$24,937	$159,391	$8,638	$5,673	$16,506	$1,333	$3,327	$7,346	$—	$227,151
18

December 31, 2012
(dollars in thousands)		Real Estate				Other

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$480	$786	$122	$—	$179	$—	$—	$28	$—	$1,595

Ending balance:
Collectively evaluated for impairment	$871	$1,740	$116	$594	$298	$3	$87	$234	$243	$4,186

Loans

Ending balance	$30,811	$180,126	$9,155	$6,918	$17,701	$1,509	$3,340	$8,569	$—	$258,129

Ending balance:
Individually evaluated for impairment	$2,828	$19,105	$1,681	$263	$2,429	$—	$—	$247	$—	$26,553

Ending balance:
Collectively evaluated for impairment	$27,983	$161,021	$7,474	$6,655	$15,272	$1,509	$3,340	$8,322	$—	$231,576

March 31, 2012
(dollars in thousands)		Real Estate				Other

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses
Beginning balance, January 1, 2012	$1,536	$3,156	$198	$582	$609	$79	$167	$348	$366	$7,041
Provision for loan losses	(543)	370	102	(111)	217	(64)	289	435	(115)	580
Loans charged-off	(48)	(611)	(8)	(4)	(113)	(8)	(202)	(410)		(1,404)
Recoveries	—	44	4	—	—	—	—	—		48

Ending balance, March 31, 2012	$945	$2,959	$296	$467	$713	$7	$254	$373	$251	$6,265
19

The Company’s aging analysis of the loan and lease portfolio at March 31, 2013 and December 31, 2012 are summarized below:

March 31, 2013							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$7	$—	$1,771	$1,778	$25,549	$27,327	—	$1,822
Real estate:
Commercial	2,115	—	633	2,748	174,174	176,922	—	2,600
Multi-family	—	—	—	—	10,311	10,311	—	—
Construction	—	—	—	—	5,932	5,932	—	—
Residential	571	—	172	743	18,145	18,888	—	172
Other:
Leases	—	—	1	1	1,332	1,333	—	1
Agriculture	—	—	—	—	3,327	3,327	—	—
Consumer	225	45	67	337	7,251	7,588	—	216
Total	$2,918	$45	$2,644	$5,607	$246,021	$251,628	$—	$4,811

December 31, 2012							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$804	$—	$1,497	$2,301	$28,510	$30,811	—	$2,352
Real estate:
Commercial	—	703	700	1,403	178,723	180,126	—	2,687
Multi-family	—	—	—	—	9,155	9,155	—	—
Construction	—	—	—	—	6,918	6,918	—	—
Residential	—	—	210	210	17,491	17,701	—	210
Other:
Leases	—	—	3	3	1,506	1,509	—	3
Agriculture	—	—	—	—	3,340	3,340	—	—
Consumer	—	60	114	174	8,395	8,569	—	222

Total	$804	$763	$2,524	$4,091	$254,038	$258,129	$—	$5,474
20

9. BORROWING ARRANGEMENTS

At March 31, 2013, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2013 or December 31, 2012.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short and long-term) totaling $18,000,000 were outstanding from the FHLB at March 31, 2013, bearing interest rates ranging from 0.67% to 2.73% and maturing between May 20, 2013 and July 12, 2019. Advances totaling $18,000,000 were outstanding from the FHLB at December 31, 2012, bearing interest rates ranging from 0.67% to 2.73% and maturing between May 20, 2013 and July 12, 2019. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2013 and December 31, 2012 totaled $54,426,000 and $59,254,000, respectively. The decreased borrowing capacity during 2013 resulted from the decrease in the pledged securities collateral. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at March 31, 2013 and December 31, 2012 were $22,645,000 and $27,448,000, respectively. The decreased borrowing capacity during 2013 resulted from the decrease in the pledged loan collateral. There were no advances outstanding under this borrowing arrangement as of March 31, 2013 and December 31, 2012.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month periods ended March 31, 2013 and 2012.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2013 and December 31, 2012. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
March 31, 2013	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$47,847	$47,847			$47,847
Interest-bearing deposits in banks	750		$750		750
Available-for-sale securities	241,881	28	241,853		241,881
Held-to-maturity securities	1,900		2,028		2,028
FHLB stock	3,254	N/A	N/A	N/A	N/A
Net loans and leases:	245,492			$246,364	246,364
Accrued interest receivable	1,802			1,802	1,802

Financial liabilities:
Deposits:
Noninterest-bearing	$141,259	$141,259			$141,259
Savings	51,289	51,289			51,289
Money market	126,309	126,309			126,309
NOW accounts	54,941	54,941			54,941
Time, $100,000 or more	71,739		$75,510		75,510
Other time	25,319		25,538		25,538
Short-term borrowings	7,000	7,000			7,000
Long-term borrowings	11,000		11,014		11,014
Accrued interest payable	124		124		124
22

	Carrying	Fair Value Measurements Using:
December 31, 2012	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$54,461	$55,461			$55,461
Interest-bearing deposits in banks	750		$750		750
Available-for-sale securities	231,839	15	231,824		231,839
Held-to-maturity securities	2,117		2,255		2,255
FHLB stock	3,254	N/A	N/A	N/A	N/A
Net loans and leases:	252,118			$253,455	253,455
Accrued interest receivable	1,872			1,872	1,872

Financial liabilities:
Deposits:
Noninterest-bearing	$151,201	$151,201			$151,201
Savings	51,539	51,539			51,539
Money market	127,644	127,644			127,644
NOW accounts	50,891	50,891			50,891
Time, $100,000 or more	71,145		$71,904		71,904
Other time	25,836		26,068		26,068
Short-term borrowings	2,000	2,000			2,000
Long-term borrowings	16,000		16,147		16,147
Accrued interest payable	162		162		162

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at March 31, 2013 and December 31, 2012:

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

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. For time deposits, the fair values for fixed rate certificates of deposit are estimated using a discounted cash flow methodology that applies market interest rates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at March 31, 2013 and December 31, 2012.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

March 31, 2013

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$210,807	$—	$210,807	$—	$—
Obligations of states and political subdivisions	29,381	—	29,381	—	—
Corporate bonds	1,606	—	1,606	—	—
Corporate stock	87	28	59
Total recurring	$241,881	$28	$241,853	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$—	$—	$—	$—	$3
Real estate:
Commercial	705	—	—	705	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Residential	173	—	—	173	(21)
Other real estate owned	8,946	—	—	8,946	(40)
Total nonrecurring	$9,824	$—	$—	$9,824	$(58)
24

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2012

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$200,515	$—	$200,515	$—	$—
Corporate Debt securities	1,594	—	1,594
Obligations of states and political subdivisions	29,656	—	29,656	—	—
Corporate stock	74	15	59	—	—
Total recurring	$231,839	$15	$231,824	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$776	$—	$—	$776	$(106)
Real estate:
Commercial	432	—	—	432	(68)
Construction	210	—	—	210	(72)
Other real estate owned	12,237	—	—	12,237	(1,002)
Total nonrecurring	$13,655	$—	$—	$13,655	$(1,248)

There were no transfers between Levels 1 and 2 during the three-month periods ended March 31, 2013 or the twelve months ended December 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2012 and March 31, 2013 and its income and expense accounts for the three-month periods ended March 31, 2013 and 2012. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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
26

The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

Goodwill

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment on an annual basis. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2012, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at March 31, 2013 or 2012 or for the three-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 112 full-time employees as of March 31, 2013.

The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (the “Bank”), and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates five full service offices in Sacramento and Placer Counties including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices in Sacramento, Fair Oaks, and Roseville; two full service offices in Sonoma County in Healdsburg and Santa Rosa; and three full service banking offices in Amador County in Jackson, Pioneer, and Ione. In addition, American River Bank operates a loan production office in Santa Clara County, in the city of Campbell.

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

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2013, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $622,000 for the quarter ended March 31, 2013, which was a decrease of $90,000 compared to $712,000 reported for the same period of 2012. Diluted earnings per share for the first quarter of 2013 and 2012 were $0.07. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the first quarter of 2013 were 2.70% and 0.43%, respectively, as compared to 3.03% and 0.49%, respectively, for the same period in 2012.

Total assets of the Company decreased by $9,128,000 (1.5%) from $596,389,000 at December 31, 2012 to $587,261,000 at March 31, 2013. Net loans totaled $245,492,000 at March 31, 2013, down $6,626,000 (2.6%) from $252,118,000 at December 31, 2012. Deposit balances at March 31, 2013 totaled $470,856,000, down $7,400,000 (1.5%) from the $478,256,000 at December 31, 2012.

The Company ended the first quarter of 2013 with a leverage capital ratio of 12.8%, a Tier 1 capital ratio of 24.4%, and a total risk-based capital ratio of 25.6% compared to 12.8%, 23.9%, and 25.1%, respectively, at December 31, 2012. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended March 31,
	2013	2012
Interest income*	$4,724	$5,585
Interest expense	(407)	(502)
Net interest income*	4,317	5,083
Provision for loan and lease losses	(100)	(580)
Noninterest income	625	693
Noninterest expense	(4,002)	(4,112)
Provision for income taxes	(145)	(297)
Tax equivalent adjustment	(73)	(75)
Net income	$622	$712

Average total assets	$585,956	$582,398
Net income (annualized) as a percentage of average total assets	0.43%	0.49%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.53% for the three months ended March 31, 2013 and 4.01% for the three months ended March 31, 2012.

The fully taxable equivalent interest income component for the first quarter of 2013 decreased $861,000 (15.4%) to $4,724,000 compared to $5,585,000 for the three months ended March 31, 2012. The decrease in the fully taxable equivalent interest income for the first quarter of 2013 compared to the same period in 2012 is broken down by rate (down $394,000) and volume (down $467,000). The rate decrease can be attributed to the overall lower interest rate environment and lower average loan balances replaced with higher average investment securities. While forgone interest on nonaccrual loans has decreased, it continues to negatively impact the yield on earning assets. During the first quarter of 2013, foregone interest income on nonaccrual loans was approximately $59,000, compared to foregone interest of $272,000 during the first quarter of 2012. The foregone interest of $59,000 had a 5 basis point negative impact on the yield on earning assets. The average balance of earning assets decreased $14,675,000 (2.9%) from $510,144,000 in the first quarter of 2012 to $495,469,000 in the first quarter of 2013. In addition, there continues to be a significant change in the average earning asset mix during these periods, due to an increase in investment securities, offset by a decrease in loan balances. Principal reductions from loan balances were invested into investment securities. When compared to the first quarter of 2012, average loan balances were down $43,134,000 (14.5%) to $253,964,000 for the first quarter of 2013 and average investment securities were up $28,959,000 (13.7%) to $240,755,000 for the first quarter of 2013. The overall low interest rate environment and the change in the asset mix (lower loan totals and higher investment security totals) resulted in a 53 basis point decrease in the yield on average earning assets from 4.40% for the first quarter of 2012 to 3.87% for the first quarter of 2013. The volume decrease of $467,000 occurred mainly as a result of the decrease in average loans. The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans.

Interest expense was $407,000 or $95,000 (18.9%) lower in the first quarter of 2013 versus the prior year period. The average balances on interest bearing liabilities were $1,953,000 (0.6%) lower in the first quarter of 2013 compared to the same quarter in 2012. The slightly lower balances did not significantly impact the overall interest expense, as the lower rate was the main cause for the decrease in interest expense. The net $95,000 decrease in interest expense during the first quarter of 2013 compared to the first quarter of 2012 was due to lower rates (down $97,000) and volume (up $2,000). The Company focused its marketing efforts on replacing higher cost time deposits with lower cost checking, savings, and money market accounts. Average time deposit balances were down $1,767,000 (1.8%) during the first quarter of 2013 compared to the first quarter of 2012. In addition, the Company is strategically managing the interest expense by reducing some of the higher interest rate tiered money market accounts and this led to a decrease in average interest checking and money market accounts from $183,696,000 in the first quarter of 2012 to $178,296,000 during the first quarter of 2013. The decreases in time and money market deposits were offset by increases in average savings and noninterest deposit balances. Average savings account balances were up $2,807,000 (5.8%) from $48,477,000 in the first quarter of 2012 to $51,284,000 during the first quarter of 2013 and average noninterest bearing deposit balances were up $6,694,000 (4.9%) from $134,770,000 in the first quarter of 2012 to $141,764,000 during the first quarter of 2013. The Company continues to have success attracting new deposit relationships as a direct result of its business development efforts. Rates paid on interest bearing liabilities decreased 10 basis points from 0.58% to 0.48% for the first quarter of 2012 compared to the first quarter of 2013.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended March 31,	2013			2012
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$253,964	$3,642	5.82%	$297,098	$4,316	5.84%
Taxable investment Securities	211,143	788	1.51%	182,975	965	2.12%
Tax-exempt investment securities (2)	29,595	293	4.02%	28,812	301	4.20%
Corporate stock (2)	17	—	—	9	—	—
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	750	1	0.54%	1,250	3	0.97%
Total earning assets	495,469	4,724	3.87%	510,144	5,585	4.40%
Cash & due from banks	45,536			32,902
Other assets	50,811			46,330
Allowance for loan & lease losses	(5,860)			(6,978)
	$585,956			$582,398

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$178,296	128	0.29%	$183,696	192	0.42%
Savings	51,284	24	0.19%	48,477	29	0.24%
Time deposits	97,118	179	0.75%	98,885	214	0.87%
Other borrowings	18,000	76	1.71%	15,593	67	1.73%
Total interest bearing liabilities	344,698	407	0.48%	346,651	502	0.58%
Noninterest bearing demand deposits	141,764			134,770
Other liabilities	6,204			6,493
Total liabilities	492,666			487,914
Shareholders’ equity	93,290			94,484
	$585,956			$582,398
Net interest income & margin (3)		$4,317	3.53%		$5,083	4.01%

(1)	Loan interest includes loan fees of $62,000 and $4,000, respectively, during the three months ended March 31, 2013 and March 31, 2012. Average loan balances include non-performing loans.

(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2013 and 2012.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in the period (90 days for 2013 and 91 for 2012) and annualized to actual days in the year (365 days for 2013 and 366 days for 2012).
32

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended March 31, 2013 over 2012 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$(621)	$(53)	$(674)
Taxable investment securities	147	(324)	(177)
Tax exempt investment securities (3)	8	(16)	(8)
Corporate stock	—	—	—
Federal funds sold	—	—	—
Interest-bearing deposits in banks	(1)	(1)	(2)
Total	(467)	(394)	(861)
Interest-bearing liabilities:
Interest checking and money market	(6)	(58)	(64)
Savings deposits	2	(7)	(5)
Time deposits	(4)	(31)	(35)
Other borrowings	10	(1)	9
Total	2	(97)	(95)
Interest differential	$(469)	$(297)	$(766)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and has been included in net loans.
(2)	Loan interest includes loan fees of $62,000 and $4,000, respectively, during the three months ended March 31, 2013 and March 31, 2012, which have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2013 and 2012.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $100,000 for loan and lease losses for the first quarter of 2013 as compared to $580,000 for the first quarter of 2012. The Company experienced net loan and lease recoveries of $22,000 or (0.04%) (on an annualized basis) of average loans and leases for the three months ended March 31, 2013 compared to net loan and lease charge-offs of $1,356,000 or 1.84% (on an annualized basis) of average loans and leases for the three months ended March 31, 2013. The Company has continued to add to the allowance for loan and lease losses for 2013 as we continue to have a higher than historical average level of nonperforming loans and leases. The high level of nonperforming loans and leases is due to the impact that the overall challenging economy in the Company’s market areas and in the United States has had on the Company’s borrowers. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended March 31,
	2013	2012
Service charges on deposit accounts	$151	$196
Gain on sale/call of securities	—	64
Merchant fee income	107	128
Bank owned life insurance	190	66
Income from OREO properties	92	163
Other	85	76
Total noninterest income	$625	$693
33

Noninterest income decreased $68,000 (9.8%) to 625,000 for the three months ended March 31, 2013 as compared to $693,000 for the three months ended March 31, 2012. The decrease from the first quarter of 2013 to the first quarter of 2012 was primarily related to lower service charges on deposit accounts, a decrease in gains from sale of investment securities, and a decrease in income from OREO properties offset by a higher income from bank owned life insurance. Service charges on deposit accounts decreased from $196,000 in 2012 to $151,000 in 2013. The decrease is primarily related to lower fees collected on overdrawn deposit accounts. Income from OREO properties decreased from $163,000 in 2012 to $92,000 in 2013 resulting from lower rents received from foreclosed office buildings, as the Company has been able to sell many of the properties. Gains on sale of investment securities decreased from $64,000 in 2012 to zero in 2013 as the Company did not sell any investment securities during the first quarter of 2013. These decreases were partially offset higher income from bank owned life insurance, primarily from death benefit proceeds of a life insurance policy on a former director, resulting in tax-free income of $118,000.

Noninterest Expense

Noninterest expense decreased $110,000 (2.7%) to a total of $4,002,000 in the first quarter of 2013 compared to $4,112,000 in the first quarter of 2012. Salary and employee benefits expense increased $14,000 (0.1%) from $2,203,000 during the first quarter of 2012 to $2,217,000 during the first quarter of 2013. On a quarter-over-quarter basis, occupancy expense increased $5,000 (1.7%) and furniture and equipment expense increased $4,000 (2.1%). FDIC assessments decreased $16,000 (11.3%) during the first quarter of 2013 to $126,000, from $142,000 in the first quarter of 2012. OREO related expenses decreased $69,000 (18.4%) during the first quarter of 2013 to $305,000, from $374,000 in the first quarter of 2012. Other expense decreased $48,000 (5.3%) to a total of $859,000 in the first quarter of 2013 versus the first quarter of 2012. The decrease in the FDIC assessments resulted from the change in the FDIC assessment methodology from a deposit based system to an asset risk-based system. The decrease in OREO expenses is directly related to sales of a number of OREO properties, particularly the office buildings, over the past six months. The Company acquired multiple office buildings in 2012, and while these properties do produce rental income, as reported above, they also require a significant amount of expense to maintain. By selling these properties the Company was able to reduce the maintenance related expenses. The reduction in other expense is primarily related to a decrease in the amortization of the core deposit intangible related to the Bank of Amador purchase from $50,000 in the first quarter of 2012 to zero in the first quarter of 2013 as the intangible asset was fully amortized in late 2012.  The fully taxable equivalent efficiency ratio for the first quarter of 2013 increased to 80.95% from 70.33% for the first quarter of 2012. This increase in the efficiency ratio is related to a decrease in net interest income.

Provision for Income Taxes

Federal and state income taxes for the quarter ended March 31, 2013 decreased $152,000 from $297,000 in the first quarter of 2012 to $145,000 in the first quarter of 2013. The effective tax rate for the quarter ended March 31, 2013 was 18.9% compared to 29.4% for the first quarter of 2012. The lower effective tax rate in 2013 resulted from the normal tax benefits such as the benefits of tax-free income related to municipal bonds, bank owned life insurance, and the benefits of Enterprise Zone credits on our State tax return. During the first quarter of 2013, the tax-free bank owned life insurance increased significantly due to the death benefit proceeds of a life insurance policy on a former director.

Balance Sheet Analysis

The Company’s total assets were $587,261,000 at March 31, 2013 as compared to $596,389,000 at December 31, 2012, representing a decrease of $9,128,000 (1.5%). The average assets for the three months ended March 31, 2013 were $585,956,000, which represents an increase of $3,558,000 or 0.6% over the balance of $582,398,000 during the three-month period ended March 31, 2012.

Investment Securities

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on March 31, 2013 and December 31, 2012.

Table Five: Investment Securities Composition

(dollars in thousands) Available-for-sale (at fair value)	March 31, 2013	December 31, 2012
Debt securities:
Mortgage-backed securities	$210,807	$200,515
Obligations of states and political subdivisions	29,381	29,656
Corporate bonds	1,606	1,594
Corporate stock	87	74
Total available-for-sale investment securities	$241,881	$231,839
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$1,900	$2,117
Total held-to-maturity investment securities	$1,900	$2,117

Net unrealized gains on available-for-sale investment securities totaling $4,026,000 were recorded, net of $2,684,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2013 and net unrealized gains on available-for-sale investment securities totaling $4,285,000 were recorded, net of $2,857,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2012.

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

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $8 million in new loans during the first three months of 2013. However, normal pay downs, loan charge-offs, and loans transferred to OREO resulted in an overall net decrease in total loans and leases of $6,501,000 (2.5%) from December 31, 2012. The market in which the Company operates continues to see significant challenges in creating loan volume as existing borrowers continue to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of March 31, 2013 and December 31, 2012.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	March 31, 2013		December 31, 2012		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$27,327	11%	$30,811	12%	$(3,484)	(11.3%)
Real estate
Commercial	176,922	70%	180,126	70%	(3,204)	(1.8%)
Multi-family	10,311	4%	9,155	3%	1,156	12.6%
Construction	5,932	2%	6,918	3%	(986)	(14.3%)
Residential	18,888	8%	17,701	7%	1,187	6.7%
Lease financing receivable	1,333	1%	1,509	1%	(176)	(11.7%)
Agriculture	3,327	1%	3,340	1%	(13)	(0.4%)
Consumer	7,588	3%	8,569	3%	(981)	(11.4%)
Total loans and leases	251,628	100%	258,129	100%	(6,501)	(2.5%)
Deferred loan and lease fees, net	(233)		(230)		(3)
Allowance for loan and lease losses	(5,903)		(5,781)		(122)
Total net loans and leases	$245,492		$252,118		$(6,626)	(2.6%)

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and 1-4 family residential income properties. Other real estate loans consist primarily of loans secured by first trust deeds on commercial, multi-family, and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans.

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at March 31, 2013 and December 31, 2012.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company has recently entered the Santa Clara County market with a loan production office in Campbell. The economy of Santa Clara County is diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 84% of the Company’s loan and lease portfolio at March 31, 2013, an increase from 83% at December 31, 2012. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years. This is due primarily to severely curtailed demand for new and resale residential property; a large supply of unsold residential land and new and resale homes; and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At March 31, 2013, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $4,811,000 or 1.91% of total loans and leases. The $4,811,000 in nonperforming loans and leases was made up of 23 loans and one lease. Eight of those loans totaling $1,770,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $5,474,000 or 2.12% of total loans and leases at December 31, 2012. Specific reserves of $589,000 were held on the nonperforming loans at March 31, 2013 and specific reserves of $528,000 were held on the nonperforming loans at December 31, 2012.

The overall level of nonperforming loans decreased $663,000 (12.1%) to $4,811,000 at March 31, 2013 compared to $5,474,000 at December 31, 2012. At December 31, 2012, the Company’s nonperforming loans included eleven real estate loans totaling $2,897,000; ten commercial loans totaling $2,352,000; five consumer loans totaling $222,000; and one lease totaling $3,000. During the first quarter of 2013, one property, with a loan in the amount of $432,000, was moved to OREO, two loans incurred charge-offs in the amount of $48,000 and one loan in the amount of $1,000 was paid off. The Company also collected approximately $182,000 in principal paydowns.

The net interest due on nonaccrual loans and leases but excluded from interest income was approximately $59,000 for the three months ended March 31, 2013, compared to foregone interest of approximately $272,000 during the same period in 2012.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of March 31, 2013. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2013, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2013 and December 31, 2012.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	March 31,	December 31,
	2013	2012
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	1,822	2,352
Real estate	2,772	2,897
Lease financing receivable	1	3
Agriculture	—	—
Consumer	216	222
Total nonperforming loans	$4,811	$5,474

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

At March 31, 2013, the recorded investment in loans and leases that were considered to be impaired totaled $24,477,000, which includes $19,727,000 in performing loans and leases. Of the total impaired loans of $24,477,000, loans totaling $11,854,000 were deemed to require no specific reserve and loans totaling $12,623,000 were deemed to require a related valuation allowance of $1,733,000. Of the $11,854,000 impaired loans that did not carry a specific reserve there were $416,000 in loans or leases that had previous partial charge-offs and $11,438,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $26,553,000 at December 31, 2012. Of the total impaired loans of $26,553,000, loans totaling $12,430,000 were deemed to require no specific reserve and loans totaling $14,123,000 were deemed to require a related valuation allowance of $1,595,000.

The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer.  In the first quarter of 2013, the Company had net loan recoveries of $22,000 with a provision of $100,000. In the first quarter of 2012, the Company had net loan charge-offs of $1,356,000 with a provision of $580,000.

At March 31, 2013, there were thirteen loans and leases that were modified and are currently performing (less than ninety days past due) totaling $7,300,000 and thirteen loans and leases that are considered nonperforming (and included in Table Seven above), totaling $2,322,000, that are considered TDRs. These TDRs have a specific reserve of $1,160,000. As of March 31, 2013, of the twenty-six TDRs, there were ten extensions, seven changes in terms, seven rate reductions, one term out, and one interest only structure change. All were performing as agreed except for six extensions, one change to an amortizing loan, and one interest only structure change. The Company generally requires TDRs that are on non-accrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

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

The allowance for loan and lease losses totaled $5,903,000 or 2.35% of total loans and leases at March 31, 2013 compared to $5,781,000 or 2.24% of total loans and leases at December 31, 2012. The Company establishes general and specific reserves in accordance with the generally accepted accounting principles. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 122.7% at March 31, 2013 and 105.6% at December 31, 2012. The allowance for loans and leases as a percentage of impaired loans and leases was 24.1% at March 31, 2013 and 21.8% at December 31, 2012. Of the total impaired loans and leases outstanding as of March 31, 2013, there were $1,854,000 in loans or leases that had been reduced by partial charge-offs of $970,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves. The impact of this on credit ratios is such that the Company’s allowance for loan and lease losses as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended March 31,
	2013	2012

Average loans and leases outstanding	$253,964	$297,098

Allowance for loan and lease losses at beginning of period	$5,781	$7,041

Loans and leases charged off:
Commercial	(10)	(48)
Real estate	(38)	(736)
Lease financing receivable	—	(8)
Agriculture	—	(202)
Consumer	(5)	(410)
Total	(53)	(1,404)
Recoveries of loans and leases previously charged off:
Commercial	74	—
Real estate	1	48
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Total	75	48
Net loans and leases charged off	22	(1,356)
Additions to allowance charged to operating expenses	100	580
Allowance for loan and lease losses at end of period	$5,903	$6,265
Ratio of net charge-offs to average loans and leases outstanding (annualized)	(0.04%)	1.84%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.16%	0.79%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.35%	2.16%

Other Real Estate Owned

At March 31, 2013, the Company had 15 other real estate owned (“OREO”) properties totaling $8,946,000. This compares to 20 properties totaling $12,237,000 at December 31, 2012. During the first quarter of 2013, the Company sold six properties with balances of $3,875,000 for a loss of $93,000 and added a single property to OREO with a net book value totaling $432,000. The single property is improved land with a long-term lease for a self-storage facility in Sonoma County.

The Company periodically obtains property valuations as part of the process of determining whether the recorded book value represents fair value. During the first quarter of 2013, this valuation process did not result in the Company adjusting the book value of the OREO properties. At March 31, 2013, OREO included a valuation reserve balance of $41,000. This compares to a valuation reserve balance of $175,000 at December 31, 2012. The Company believes that all 15 OREO properties owned at March 31, 2013 are carried approximately at fair value.

Deposits

At March 31, 2013, total deposits were $470,856,000 representing a $7,400,000 (1.5%) decrease from the December 31, 2012 balance of $478,256,000. The Company’s deposit growth plan for 2013 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. The Company experienced increases in interest-bearing checking ($4,050,000 or 8.0%) and time deposits ($77,000 or <0.01%) accounts and decreases in noninterest-bearing ($9,942,000 or 7.0%), money market accounts ($1,335,000 or 1.0%), and savings ($250,000 or <0.01%), during the first quarter of 2013. The primary reason for the decrease in noninterest-bearing deposits is related to deposit holders utilizing their liquid deposits to take advantage of the real estate market to purchase property and or pay off existing real estate loans.

Other Borrowed Funds

Other borrowings outstanding as of March 31, 2013 and December 31, 2012, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	March 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$7,000	2.14%	$2,000	0.67%
Long-term borrowings:
FHLB advances	$11,000	1.39%	$16,000	1.81%

The maximum amount of short-term borrowings at any month-end during the first three months of 2013 and 2012 was $7,000,000 and zero, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$7,000	$11,000
Maturity	2014	2014 to 2019
Weighted average rates	2.14%	1.39%

The Company has also been issued a total of $7,500,000 in letters of credit by the FHLB which are pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2013 or 2012 and management does not currently expect to draw upon these lines in the foreseeable future. See “Liquidity” below for additional information on FHLB borrowings.

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

At March 31, 2013, shareholders’ equity was $92,733,000, representing a decrease of $1,261,000 (1.3%) from $93,994,000 at December 31, 2012. The decrease results from repurchases of common stock and the decrease in other comprehensive income exceeding the additions from net income for the period and the stock based compensation. The ratio of total risk-based capital to risk adjusted assets was 24.4% at March 31, 2013 and 23.9% at December 31, 2012. Tier 1 risk-based capital to risk-adjusted assets was 25.6% at March 31, 2013 and 25.1% at December 31, 2012. The leverage ratio was 12.8% at March 31, 2013 and December 31, 2012.

Table Ten below lists the Company’s actual capital ratios at March 31, 2013 and December 31, 2012 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At March 31, 2013	At December 31, 2012	Minimum Regulatory Capital Requirements
Leverage ratio	12.8%	12.8%	4.00%
Tier 1 Risk-Based Capital	24.4%	23.9%	4.00%
Total Risk-Based Capital	25.6%	25.1%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that Company and American River Bank were in compliance with the current risk-weighted capital and leverage ratio guidelines as of March 31, 2013 and December 31, 2012.

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

On December 17, 2009, the Company filed a Current Report with the SEC on Form 8-K announcing the completion of an offering of approximately $24 million of its common stock. Effective July 27, 2009, the Company temporarily suspended both the payment of cash dividends and stock repurchases. On December 20, 2012, the Company approved and authorized a stock repurchase program for 2013 (the “2013 Program”). See Part II, Item 2, for additional disclosure regarding the 2013 Program.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2013 and 2012.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2013 were approximately $27,668,000 and $6,452,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2013, consolidated liquid assets totaled $219.7 million or 37.4% of total assets compared to $216.5 million or 36.3% of total assets on December 31, 2012. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At March 31, 2013, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2013, the Bank could have arranged for up to $79,926,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2013, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $25,500,000, leaving $54,426,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2013, the Company’s borrowing capacity at the Federal Reserve Bank was $22,645,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2013 and December 31, 2012, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $34,120,000 and $33,024,000 at March 31, 2013 and December 31, 2012, respectively. As a percentage of net loans and leases these off-balance sheet items represent 13.9% and 13.1%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2013 and December 31, 2012

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2013	$ Change in NII from Current 12 Month Horizon December 31, 2012
Variation from a constant rate scenario
+200bp	$610	$968
-200bp	$(1,321)	$(1,106)

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

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended March 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Company approved and authorized a stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorized the repurchase during 2012 of up to 6% of the outstanding shares of the Company’s common stock, or approximately 593,500 shares. During 2012, the Company repurchased 575,389 shares of its common stock at an average price of $7.29 per share. On December 20, 2012, the Company approved and authorized a stock repurchase program for 2013 (the “2013 Program”). The 2013 Program authorizes the repurchase during 2013 of up to 10% of the outstanding shares of the Company’s common stock, or approximately 932,700 shares based on the 9,327,203 shares outstanding as of December 20, 2012. Any repurchases under the 2013 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2013 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2013 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2013 Program at any time without notice.

The following table lists shares repurchased during the quarter ended March 31, 2013 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 January 1 through January 31, 2013	0	$—	0	932,720
Month #2 February 1 through February 28, 2013	151,474	$7.40	151,474	781,246
Month #3 March 1 through March 31, 2013	70,000	$7.50	70,000	711,246
Total	221,474	$7.43	221,474	N/A
47

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended.

(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.

(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and Marjorie Wood Taylor, Trustee of the Marjorie Wood-Taylor Trust, dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California (**) and Amendment No. 2 thereto dated May 14, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 15, 2009.

(10.4)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.5)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
48

*(10.6)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

(10.7)	Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

*(10.8)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.9)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.10)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.11)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.12)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.13)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.14)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

*(10.15)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.16)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.17)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.

(10.18)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.
49

(10.19)	Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012.

*(10.20)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; and the Eight Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013.

*(10.21)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.22)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.23)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.24)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.25)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.26)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

(10.27)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.28)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
50

*(10.29)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.30)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.31)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.

*(10.32)	Employment Agreement dated February 1, 2012, between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 8, 2012.

(10.33)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012.

(10.34)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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
51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

May 7, 2013	By: /s/ DAVID T. TABER

David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 7, 2013	By: /s/ MITCHELL A. DERENZO

Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
52

EXHIBIT INDEX

Exhibit Number	Description	Page

3.2	Bylaws, as amended.	54

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	96

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	97

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	98
53