Form 10-Q
period 2013-06-30
AMERICAN RIVER BANKSHARES
filed 2013-08-06
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock – 8,833,562 shares outstanding at August 6, 2013.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48

Part II.

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50

Signatures		54

Exhibit Index		55

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	56
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	57
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	58

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
2

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN RIVER BANKSHARES
CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in thousands)	June 30,	December 31,
	2013	2012

ASSETS

Cash and due from banks	$23,694	$55,461
Interest-bearing deposits in banks	1,000	750
Investment securities:
Available-for-sale, at fair value	254,644	231,839
Held-to-maturity, at amortized cost	1,497	2,117
Loans and leases, less allowance for loan and lease losses of $5,680 at June 30, 2013 and $5,781 at December 31, 2012	247,778	252,118
Premises and equipment, net	1,673	1,888
Federal Home Loan Bank stock	3,248	3,254
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	8,120	12,237
Bank owned life insurance	12,562	12,858
Accrued interest receivable and other assets	7,008	7,546
	$577,545	$596,389

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$138,463	$151,201
Interest-bearing	329,194	327,055
Total deposits	467,657	478,256

Short-term borrowings	8,000	2,000
Long-term borrowings	8,000	16,000
Accrued interest payable and other liabilities	5,434	6,139

Total liabilities	489,091	502,395

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 8,833,562 shares at June 30, 2013 and 9,327,203 shares at December 31, 2012	64,134	67,977
Retained earnings	23,006	21,732
Accumulated other comprehensive income, net of taxes	1,314	4,285

Total shareholders’ equity	88,454	93,994
	$577,545	$596,389

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2013	2012	2013	2012

Interest income:
Interest and fees on loans	$3,516	$4,238	$7,158	$8,554
Interest on deposits in banks	—	3	1	6
Interest and dividends on investment securities:
Taxable	805	931	1,593	1,821
Exempt from Federal income taxes	221	148	441	449
Dividends	9	4	9	4
Total interest income	4,551	5,324	9,202	10,834
Interest expense:
Interest on deposits	301	418	632	853
Interest on borrowings	74	64	150	131
Total interest expense	375	482	782	984

Net interest income	4,176	4,842	8,420	9,850

Provision for loan and lease losses	100	375	200	955

Net interest income after provision for loan and lease losses	4,076	4,467	8,220	8,895

Noninterest income:
Service charges on deposit accounts	147	194	298	390
Gain on sale of securities	3	11	3	75
Other noninterest income	298	489	772	922
Total noninterest income	448	694	1,073	1,387

Noninterest expense:
Salaries and employee benefits	2,175	2,033	4,393	4,235
Occupancy	301	299	602	595
Furniture and equipment	191	202	385	392
Federal Deposit Insurance Corporation assessments	(16)	141	110	283
Expenses related to other real estate owned	195	468	500	842
Other expense	766	908	1,624	1,816
Total noninterest expense	3,612	4,051	7,614	8,163

Income before provision for income taxes	912	1,110	1,679	2,119

Provision for income taxes	260	265	405	562

Net income	$652	$845	$1,274	$1,557

Basic earnings per share	$0.07	$0.09	$0.14	$0.16
Diluted earnings per share	$0.07	$0.09	$0.14	$0.16

Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF COMPRENENSIVE (LOSS) INCOME
(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2013	2012	2013	2012

Net income	$652	$845	$1,274	$1,557
Other comprehensive (loss) income:
Unrealized holding (losses) gains on investment securities arising during the period	(4,517)	761	(4,949)	1,380
Deferred tax expense	1,807	(302)	1,980	(534)
Unrealized holding (losses) gains on investment securities arising during the period, net of tax	(2,710)	459	(2,969)	846

Reclassification adjustment for realized gains included in net income	(3)	(11)	(3)	(75)
Tax effect	1	5	1	30
Realized gains, net of tax	(2)	(6)	(2)	(45)

Total other comprehensive (loss) income	(2,712)	453	(2,971)	801
Comprehensive (loss) income	$(2,060)	$1,298	$(1,697)	$2,358

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Earnings	Income	Equity

Balance, January 1, 2012	9,890,909	72,016	18,525	3,558	94,099
Net income			3,207		3,207
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				727	727

Net restricted stock awarded and related compensation expense	11,683	110			110
Stock option compensation expense		45			45
Retirement of common stock	(575,389)	(4,194)			(4,194)

Balance, December 31, 2012	9,327,203	67,977	21,732	4,285	93,994
Net income			1,274		1,274
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(2,971)	(2,971)

Net restricted stock award activity and related compensation expense	11,448	50			50
Stock option compensation expense		13			13
Retirement of common stock	(505,089)	(3,906)			(3,906)

Balance, June 30, 2013	8,833,562	$64,134	$23,006	$1,314	$88,454

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$1,274	$1,557
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	200	955
Increase (decrease) in deferred loan origination fees, net	16	(70)
Depreciation and amortization	266	816
Gain on sale and call of investment securities	(3)	(75)
Amortization of investment security premiums and discounts, net	2,915	2,060
Gain on life insurance death benefit	(118)	—
Increase in cash surrender values of life insurance policies	(5)	(132)
Stock based compensation expense	63	79
Loss on sale and write-down of other real estate owned	208	373
Decrease in accrued interest receivable and other assets	2,518	403
(Decrease) increase in accrued interest payable and other liabilities	(705)	1,642

Net cash provided by operating activities	6,629	7,608

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	5,822	5,543
Proceeds from matured available-for-sale investment securities	185	665
Proceeds from called available-for-sale investment securities	—	195
Purchases of available-for-sale investment securities	(68,408)	(43,475)
Proceeds from principal repayments for available-for-sale investment securities	31,731	23,284
Proceeds from principal repayments for held-to-maturity investment securities	621	964
Net (increase) decrease in interest-bearing deposits in banks	(250)	250
Net decrease in loans	3,692	11,886
Proceeds from sale of other real estate	4,529	807
Capitalized additions to other real estate	(187)	—
Death benefit from life insurance policy	419	—
Net decrease (increase) in FHLB stock	6	(161)
Purchases of equipment	(51)	(152)

Net cash used in investing activities	(21,891)	(194)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(10,067)	$9,032
Net (decrease) increase in time deposits	(532)	4,237
Net increase (decrease) in short-term borrowings	6,000	(3,000)
Net decrease in long-term borrowings	(8,000)	(2,000)
Cash paid to repurchase common stock	(3,906)	(4,194)

Net cash (used in) provided by financing activities	$(16,505)	$4,075

(Decrease) increase in cash and cash equivalents	(31,767)	11,489

Cash and cash equivalents at beginning of year	55,461	23,768

Cash and cash equivalents at end of period	$23,694	$35,257

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at June 30, 2013 and December 31, 2012, the results of its operations and statement of comprehensive income for the three and six month periods ended June 30, 2013 and 2012, its cash flows for the six-month periods ended June 30, 2013 and 2012 and its statement of changes in shareholders’ equity for the year ended December 31, 2012 and the six months ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 annual report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2013 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 261,521 options remain outstanding at June 30, 2013. At June 30, 2013, there were 17,329 stock options and 27,259 restricted shares outstanding and the total number of authorized shares that remain available for issuance under the 2010 Plan was 1,435,581. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonstatutory agreements and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended June 30, 2013 and 2012, the compensation cost recognized for equity compensation was $36,000 and $46,000, respectively. The recognized tax benefit for equity compensation expense was $14,000 for the three-month periods ended June 30, 2013 and 2012, respectively. For the six-month periods ended June 30, 2013 and 2012, the compensation cost recognized for equity compensation was $69,000 and $79,000, respectively. The recognized tax benefit for equity compensation expense was $22,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

At June 30, 2013, the total compensation cost related to nonvested stock option awards not yet recorded was $39,000. This amount will be recognized over the next 4.0 years and the weighted average period of recognizing these costs is expected to be 1.6 years. At June 30, 2013, the total compensation cost related to restricted stock awards not yet recorded was $195,000. This amount will be recognized over the next 4.0 years and the weighted average period of recognizing these costs is expected to be 1.3 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three and six-month periods ended June 30, 2013. There were 17,329 stock options awarded during the three and six-month periods ended June 30, 2012 at an average exercise price of $7.07. The weighted average grant date fair value of options granted for the three and six- month periods ended June 30, 2012 was $2.31. A summary of option activity under the Plans as of June 30, 2013 and changes during the period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value ($000)

Outstanding at January 1, 2013	305,670	$16.71	4.0 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	26,820	11.68	—	—
Outstanding at June 30, 2013	278,850	$17.20	3.6 years	$20

Vested at June 30, 2013	256,299	$18.04	3.2 years	$4

Non-vested at June 30, 2013	22,551	$7.63	7.6 years	$16

Restricted Stock

There were 11,448 shares of restricted stock awarded during the three- and six-month periods ended June 30, 2013. The 11,448 restricted common shares will vest one year from the date of the award. There were 16,207 shares of restricted stock awarded during the three- and six-month periods ended June 30, 2012. Of the 16,207 restricted common shares, 9,898 vested one year from the date of the award and 6,309 will vest over five years at 20% per year from the date of the award. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant ($7.86 on May 16, 2013 and $7.07 on May 16, 2012).

There were 11,158 restricted awards that were fully vested during the three and six-month periods ended June 30, 2013 and zero restricted awards that were fully vested during the three and six-month periods ended June 30, 2012. There were zero awards that had been forfeited during the three and six-month periods ended June 30, 2013 and zero and 3,246 awards that had been forfeited during the three and six-month periods ended June 30, 2012. The intrinsic value of nonvested restricted stock at June 30, 2013 was $224,000.

		Weighted
		Average Grant
Restricted Stock	Shares	Date Fair Value
Nonvested at January 1, 2013	26,969	$6.79
Awarded	11,448	7.86
Less: Vested	11,158	7.07
Less: Cancelled	—	—
Nonvested at June 30, 2013	27,259	$7.12

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three or six month periods ended June 30, 2013 or 2012.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $8.22 as of June 30, 2013.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $25,328,000 and standby letters of credit of approximately $6,149,000 at June 30, 2013 and loan commitments of approximately $26,518,000 and standby letters of credit of approximately $6,506,000 at December 31, 2012. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2013 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2013 or December 31, 2012.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (8,893,367 and 9,050,669 shares for the three-month and six-month periods ended June 30, 2013, and 9,518,897 and 9,671,083 for the three-month and six-month periods ended June 30, 2012). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 4,758 and 3,983, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2013 and 13,306 and 11,794, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2012. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at June 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

Available-for-Sale
	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$222,822	$3,467	$(2,141)	$224,148
Obligations of states and political subdivisions	28,062	910	(151)	28,821
Corporate bonds	1,506	70	—	1,576
Equity securities:
Corporate stock	64	35	—	99
	$252,454	$4,482	$(2,292)	$254,644

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$195,444	$5,661	$(590)	$200,515
Obligations of states and political subdivisions	27,682	1,974	—	29,656
Corporate bonds	1,507	87	—	1,594
Equity securities:
Corporate stock	64	10	—	74
	$224,697	$7,732	$(590)	$231,839

Net unrealized gains on available-for-sale investment securities totaling $2,190,000 were recorded, net of $876,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2013. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended June 30, 2013 totaled zero and zero, respectively, and for the six-month period ended June 30, 2013 totaled $5,822,000 and $3,000, respectively. There were no transfers of available-for-sale investment securities for the three- and six-month periods ended June 30, 2013.

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

Held-to-Maturity

June 30, 2013

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$1,497	$89	$—	$1,586

		Gross	Gross	Estimated
December 31, 2012	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$2,117	$138	$—	$2,255

There were no sales or transfers of held-to-maturity investment securities for the periods ended June 30, 2013 and June 30, 2012. Investment securities with unrealized losses at June 30, 2013 and December 31, 2012 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$83,494	$(2,141)	—	—	$83,494	$(2,141)
Obligations of states and political subdivisions	4,282	(151)	—	—	4,282	(151)
	$87,776	$(2,292)	$—	$—	$87,776	$(2,292)

	2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$37,440	$(590)	—	—	$37,440	$(590)
	$37,440	$(590)	$—	$—	$27,440	$(590)

There were no held-to-maturity investment securities with unrealized losses as of June 30, 2013 or December 31, 2012.

At June 30, 2013, the Company held 216 securities of which 40 were in a loss position for less than twelve months and none were in a loss position for twelve months or more. Of the 40 securities in a loss position, 35 are mortgage-backed securities and five are obligations of states and political subdivisions. At December 31, 2012, the Company held 196 securities of which 16 were in a loss position for less than twelve months and none were in a loss position for twelve months or more. All 16 securities in a loss position were mortgage-backed securities.

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

The amortized cost and estimated fair values of investment securities at June 30, 2013 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$825	$828
After one year through five years	3,384	3,512
After five years through ten years	11,618	12,066
After ten years	13,741	13,991
	29,568	30,397
Investment securities not due at a single maturity date:
Mortgage-backed securities	222,822	224,148	$1,497	$1,586
Corporate stock	64	99	—	—
	$252,454	$254,644	$1,497	$1,586

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At June 30, 2013 and December 31, 2012, the recorded investment in nonperforming loans and leases was approximately $5,364,000 and $5,474,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At June 30, 2013, the recorded investment in loans and leases that were considered to be impaired totaled $20,603,000, which includes $5,288,000 in nonaccrual loans and leases and $15,315,000 in performing loans and leases. Of the total impaired loans of $20,603,000, loans totaling $9,259,000 were deemed to require no specific reserve and loans totaling $11,344,000 were deemed to require a related valuation allowance of $1,495,000. At December 31, 2012, the recorded investment in loans and leases that were considered to be impaired totaled $26,553,000 and had a related valuation allowance of $1,595,000. If interest had been accruing on the nonperforming loans, such income would have approximated $109,000 and $200,000 for the three months ended June 30, 2013 and 2012, respectively, and approximated $168,000 and $472,000 for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013 and December 31, 2012, the recorded investment in other real estate owned (“OREO”) was $8,120,000 and $12,237,000, respectively. For the three months ended March 31, 2013, the Company sold six properties with balances of $3,743,000 for a loss of $93,000 and added a single property to OREO with a net book value totaling $432,000. The single property is improved land with a long-term lease for a self-storage facility in Sonoma County. For the three months ended June 30, 2013, the Company sold one property with a balance of $805,000 for a gain of $22,000 and did not add any new OREO property.

The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the second quarter of 2013, this valuation process resulted in the Company reducing the book value of four properties by $137,000 all of which was charged to OREO expense.

The June 30, 2013 OREO balance of $8,120,000 consists of fourteen properties including four commercial real estate properties in the total amount of $3,265,000, six residential land properties in the total amount of $3,896,000, two commercial land properties in the total amount of $689,000 and two residential real estate properties in the total amount of $270,000.

Nonperforming loans and leases and OREO at June 30, 2013 and December 31, 2012 are summarized as follows:

(in thousands)	June 30, 2013	December 31, 2012

Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$1,183	$1,514
Nonaccrual loans and leases that are past due	4,181	3,960
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	8,120	12,237
Total nonperforming assets	$13,484	$17,111

Nonperforming loans and leases to total loans and leases	2.12%	2.12%
Total nonperforming assets to total assets	2.33%	2.97%

Impaired loans and leases as of and for the periods ended June 30, 2013 and December 31, 2012 are summarized as follows:

(in thousands)	As of June 30, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:

Commercial	$670	$690	$—	$1,248	$1,407	$—
Real estate-commercial	8,297	9,082	—	10,882	11,603	—
Real estate-construction	256	256	—	263	263	—
Consumer	36	109	—	37	109	—
Subtotal	$9,259	$10,137	$—	$12,430	$13,382	$—

With an allowance recorded:

Commercial	$1,588	$1,588	$543	$1,580	$1,580	$480
Real estate-commercial	5,586	5,902	593	8,223	8,287	786
Real estate-multi-family	1,666	1,758	118	1,681	1,774	122
Real estate-residential	2,370	2,461	217	2,429	2,483	179
Consumer	134	134	24	210	210	28
Subtotal	$11,344	$11,843	$1,495	$14,123	$14,334	$1,595

Total:

Commercial	$2,258	$2,277	$543	$2,828	$2,987	$480
Real estate-commercial	13,883	14,985	593	19,105	19,890	786
Real estate-multi-family	1,666	1,758	118	1,681	1,774	122
Real estate-construction	256	256	—	263	263	—
Real estate-residential	2,370	2,461	217	2,429	2,483	179
Consumer	170	243	24	247	319	28
	$20,603	$21,980	$1,495	$26,553	$27,716	$1,595
14

The following table presents the average balance related to impaired loans and leases for the periods indicated (in thousands):

	Average Recorded Investments		Average Recorded Investments
	for the three months ended		for the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Commercial	$2,388	$5,256	$2,339	$5,123
Real estate-commercial	15,877	17,743	14,146	15,899
Real estate-multi-family	1,675	1,187	1,673	1,228
Real estate-construction	260	1,937	259	1,852
Real estate-residential	2,403	2,253	2,400	1,543
Leases	—	4	—	—
Agriculture	—	395	—	495
Consumer	210	457	175	212
Total	$22,813	$29,232	$20,992	$26,352

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (in thousands):

	Interest Income Recognized		Interest Income Recognized
	for the three months ended		for the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Commercial	$16	$23	$32	$74
Real estate-commercial	85	210	293	330
Real estate-multi-family	20	15	39	30
Real estate-construction	4	—	7	—
Real estate-residential	29	25	52	45
Consumer	1	3	2	8
Total	$155	$276	$425	$487

7. TROUBLED DEBT RESTRUCTURINGS

At June 30, 2013, there were 25 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, 11 were modified and are currently performing (less than ninety days past due) totaling $4,620,000 and 14 are considered nonperforming (and included in the $5,364,000 discussed in Note 6), totaling $3,728,000. Of the 14 TDRs considered nonperforming, seven are current to the modified terms. At December 31, 2012, there were 42 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, 29 were modified and are currently performing (less than ninety days past due) totaling $14,906,000 and 13 are considered nonperforming (and included in the $5,474,000 discussed in Note 6), totaling $2,461,000. Of the 13 TDRs considered nonperforming, six are current to the modified terms. At June 30, 2013 and December 31, 2012, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company has allocated $945,000 and $1,575,000 of specific reserves to loans whose terms have been modified as troubled debt restructurings as of June 30, 2013 and December 31, 2012.

During the six-month period ended June 30, 2013, the terms of four loans were modified as a troubled debt restructuring. The modifications of the terms of these loans were extensions of the maturity date and/or interest rates lower than the original loan rate.

The following table presents loans by class modified as troubled debt restructurings during the three months ended June 30, 2013 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment
Troubled debt restructurings:
Real estate – commercial	3	$762	$722
Total	3	$762	$722

The following table presents loans by class modified as troubled debt restructurings during the six months ended June 30, 2013 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment
Troubled debt restructurings:
Real estate – commercial	4	$1,200	$1,160
Total	4	$1,200	$1,160

The troubled debt restructurings described above increased the allowance for loan and lease losses by $100,000 and resulted in $40,000 in charge-offs during the six months ended June 30, 2013.

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
16

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

The troubled debt restructurings described above increased the allowance for loan and lease losses by $96,000 and resulted in charge-offs of $113,000 during the six months ended June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period indicated (dollars in thousands):

Six months ended June 30, 2013	Number	Recorded
	of Loans	Investment
Troubled debt restructurings that subsequently defaulted:
Commercial	1	$513

Total	1	$513

Three months ended June 30, 2012	Number	Recorded
	of Loans	Investment
Troubled debt restructurings that subsequently defaulted:
Real estate-commercial	2	$1,097
Consumer	1	5

Total	3	$1,102

Six months ended June 30, 2012	Number	Recorded
	of Loans	Investment
Troubled debt restructurings that subsequently defaulted:
Real estate – commercial	6	$2,357
Commercial	1	863
Consumer	1	5

Total	8	$3,225

There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three months ended June 30, 2013.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of June 30, 2013 and December 31, 2012 are summarized below:

June 30, 2013	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$23,411	$137,096	$8,105	$2,476	$12,764
Watch	1,340	14,052	1,169	3,406	3,519
Special mention	553	16,309	431	596	1,292
Substandard	1,508	13,128	510	—	787
Doubtful	242	—	—	—	—
Total	$27,054	$180,585	$10,215	$6,478	$18,362

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$1,172	$2,810	$6,343	$194,177
Watch	—	—	25	23,511
Special mention	—	397	130	19,708
Substandard	—	—	133	16,066
Doubtful	—	—	—	242
Total	$1,172	$3,207	$6,631	$253,704

December 31, 2012	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$25,670	$134,969	$7,018	$3,049	$13,283
Watch	1,994	14,613	1,181	3,262	2,518
Special mention	653	16,041	441	607	1,163
Substandard	1,804	14,503	515	—	737
Doubtful	690	—	—	—	—
Total	$30,811	$180,126	$9,155	$6,918	$17,701

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$1,506	$2,938	$7,696	$196,129
Watch	—	—	251	23,819
Special mention	—	402	153	19,460
Substandard	3	—	469	18,031
Doubtful	—	—	—	690
Total	$1,509	$3,340	$8,569	$258,129
18

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

June 30, 2013
(dollars in thousands)		Real Estate				Other
	Com- mercial	Com- mercial	Multi- Family	Construc- tion	Residential	Leases	Agri- culture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2013	$1,351	$2,526	$238	$594	$477	$3	$87	$262	$243	$5,781
Provision for loan losses	(158)	402	9	(172)	115	—	4	(87)	87	200
Loans charged off	(11)	(355)	—	—	(38)	—	—	(5)	—	(409)
Recoveries	97	11	—	—	—	—	—	—	—	108

Ending balance, June 30, 2013	$1,279	$2,584	$247	$422	$554	$3	$91	$170	$330	$5,680

Ending balance:
Individually evaluated for impairment	$543	$593	$118	$—	$217	$—	$—	$24	$—	$1,495

Ending balance:
Collectively evaluated for impairment	$736	$1,991	$129	$422	$337	$3	$91	$146	$330	$4,185

Loans

Ending balance	$27,054	$180,585	$10,215	$6,478	$18,362	$1,172	$3,207	$6,631	$—	$253,704

Ending balance:
Individually evaluated for impairment	$2,258	$13,883	$1,665	$256	$2,370	$—	$—	$171	$—	$20,603

Ending balance:
Collectively evaluated for impairment	$24,796	$166,702	$8,550	$6,222	$15,992	$1,172	$3,207	$6,460	$—	$233,101

Allowance for Loan and Lease Losses

Beginning balance, March 31, 2013	$1,331	$2,667	$256	$430	$501	$3	$91	$249	$375	$5,903
Provision for loan losses	(74)	262	(9)	(8)	53	—	—	(79)	(45)	100
Loans charged off	(1)	(355)	—	—	—	—	—	—	—	(356)
Recoveries	23	10	—	—	—	—	—	—	—	33

Ending balance, June 30, 2013	$1,279	$2,584	$247	$422	$554	$3	$91	$170	$330	$5,680

December 31, 2012

(dollars in thousands)

		Real Estate				Other
	Com- mercial	Com- mercial	Multi- Family	Construc- tion	Residential	Leases	Agri- culture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$480	$786	$122	$—	$179	$—	$—	$28	$—	$1,595

Ending balance:
Collectively evaluated for impairment	$871	$1,740	$116	$594	$298	$3	$87	$234	$243	$4,186

Loans

Ending balance	$30,811	$180,126	$9,155	$6,918	$17,701	$1,509	$3,340	$8,569	$—	$258,129

Ending balance:
Individually evaluated for impairment	$2,828	$19,105	$1,681	$263	$2,429	$—	$—	$247	$—	$26,553

Ending balance:
Collectively evaluated for impairment	$27,983	$161,021	$7,474	$6,655	$15,272	$1,509	$3,340	$8,322	$—	$231,576

June 30, 2012
(dollars in thousands)		Real Estate				Other
	Com- mercial	Com- mercial	Multi- Family	Construc- tion	Residential	Leases	Agri- culture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2012	$1,536	$3,156	$198	$582	$609	$79	$167	$348	$366	$7,041
Provision for loan losses	(320)	703	70	(151)	6	(76)	241	510	(28)	955
Loans charged off	(151)	(845)	(8)	(82)	(113)	(8)	(202)	(492)		(1,901)
Recoveries	—	65	3	22	—	6	—	10		106
Ending balance, June 30, 2012	$1,065	$3,079	$263	$371	$502	$1	$206	$376	$338	$6,201

Allowance for Loan and Lease Losses

Beginning balance, March 31, 2012	$945	$2,959	$296	$467	$713	$7	$254	$373	$251	$6,265
Provision for loan losses	223	333	(32)	(40)	(211)	(12)	(48)	75	87	375
Loans charged off	(103)	(234)	—	(78)	—	—	—	(82)	—	(497)
Recoveries	—	21	(1)	22	—	6-	—	10	—	58
Ending balance, June 30, 2012	$1,065	$3,079	$263	$371	$502	$1	$206	$376	$338	$6,201
20

The Company’s aging analysis of the loan and lease portfolio at June 30, 2013 and December 31, 2012 are summarized below:

June 30, 2013							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$10	$29	$1,702	$1,741	$25,313	$27,054	—	$1,744
Real estate:
Commercial	2,012	—	195	2,207	178,378	180,585	—	3,283
Multi-family	—	—	—	—	10,215	10,215	—	—
Construction	—	—	—	—	6,478	6,478	—	—
Residential	—	—	173	173	18,189	18,362	—	173
Other:
Leases	—	—	—	—	1,172	1,172	—	—
Agriculture	—	—	—	—	3,207	3,207	—	—
Consumer	2	99	—	101	6,530	6,631	—	164
Total	$2,024	$128	$2,070	$4,222	$249,482	$253,704	$—	$5,364

December 31, 2012							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$804	$—	$1,497	$2,301	$28,510	$30,811	—	$2,352
Real estate:
Commercial	—	703	700	1,403	178,723	180,126	—	2,687
Multi-family	—	—	—	—	9,155	9,155	—	—
Construction	—	—	—	—	6,918	6,918	—	—
Residential	—	—	210	210	17,491	17,701	—	210
Other:
Leases	—	—	3	3	1,506	1,509	—	3
Agriculture	—	—	—	—	3,340	3,340	—	—
Consumer	—	60	114	174	8,395	8,569	—	222

Total	$804	$763	$2,524	$4,091	$254,038	$258,129	$—	$5,474
21

9. BORROWING ARRANGEMENTS

At June 30, 2013, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2013 or December 31, 2012.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $16,000,000 were outstanding from the FHLB at June 30, 2013, bearing interest rates ranging from 0.67% to 2.73% and maturing between January 13, 2014 and July 12, 2019. Advances totaling $18,000,000 were outstanding from the FHLB at December 31, 2012, bearing interest rates ranging from 0.67% to 2.73% and maturing between May 20, 2013 and July 12, 2019. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2013 and December 31, 2012 totaled $58,603,000 and $59,254,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at June 30, 2013 and December 31, 2012 were $23,421,000 and $27,448,000, respectively. The decreased borrowing capacity during 2013 resulted from the decrease in the pledged loan collateral. There were no advances outstanding under this borrowing arrangement as of June 30, 2013 and December 31, 2012.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-months and six-month periods ended June 30, 2013 and 2012.

The combined federal and state effective tax rate for the quarter ended June 30, 2013 was 28.5%, an increase from 23.9% for the second quarter of 2012. For the six months ended June 30, 2013, the combined federal and state effective tax rate was 24.1% compared to 26.5% for the six months ended June 30, 2012. The lower combined federal and state effective tax rate for the six month periods resulted from lower pretax income in 2013 and the tax-free bank owned life insurance increased significantly in 2013 due to the death benefit proceeds of a life insurance policy on a former director.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2013 and December 31, 2012. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
June 30, 2013	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$23,694	$23,694			$23,694
Interest-bearing deposits in banks	1,000		1,002		1,002
Available-for-sale securities	254,644	40	254,604		254,644
Held-to-maturity securities	1,497		1,586		1,586
FHLB stock	3,248	N/A	N/A	N/A	N/A
Net loans and leases:	247,778			248,308	248,308
Accrued interest receivable	1,886			1,886	1,886
Financial liabilities:
Deposits:
Noninterest-bearing	$138,463	$138,463			$138,463
Savings	50,731	50,731			50,731
Money market	127,062	127,062			127,062
NOW accounts	54,952	54,952			54,952
Time, $100,000 or more	71,994		72,802		72,802
Other time	24,455		24,651		24,651
Short-term borrowings	8,000	8,000			8,000
Long-term borrowings	8,000		7,847		7,847
Accrued interest payable	141		141		141
23

	Carrying	Fair Value Measurements Using:
December 31, 2012	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$54,461	$55,461			$55,461
Interest-bearing deposits in banks	750		$750		750
Available-for-sale securities	231,839	15	231,824		231,839
Held-to-maturity securities	2,117		2,255		2,255
FHLB stock	3,254	N/A	N/A	N/A	N/A
Net loans and leases:	252,118			$253,455	253,455
Accrued interest receivable	1,872			1,872	1,872
Financial liabilities:
Deposits:
Noninterest-bearing	$151,201	$151,201			$151,201
Savings	51,539	51,539			51,539
Money market	127,644	127,644			127,644
NOW accounts	50,891	50,891			50,891
Time, $100,000 or more	71,145		$71,904		71,904
Other time	25,836		26,068		26,068
Short-term borrowings	2,000	2,000			2,000
Long-term borrowings	16,000		16,147		16,147
Accrued interest payable	162		162		162

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at June 30, 2013 and December 31, 2012:

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

Accrued interest receivable and payable: The carrying amount of accrued interest receivable approximates fair value resulting in a Level 3 classification and the carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at June 30, 2013 and December 31, 2012.

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

June 30, 2013
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$224,148		$224,148
Obligations of states and political subdivisions	28,821		28,821
Corporate bonds	1,576		1,576
Corporate stock	99	$40	59
Total recurring	$254,644	$40	$254,604	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$—	$—	$—	$—	$—
Real estate:
Commercial	2,002	—	—	2,002	(70)
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Residential	172	—	—	172	(22)
Other:
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other real estate owned	8,120	—	—	8,120	(167)
Total nonrecurring	$10,294	$—	$—	$10,294	$(259)
25

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2012
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$200,515	$—	$200,515	$—	$—
Corporate Debt securities	1,594	—	1,594
Obligations of states and political subdivisions	29,656	—	29,656	—	—
Corporate stock	74	15	59	—	—
Total recurring	$231,839	$15	$231,824	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$776	$—	$—	$776	$(106)
Real estate:
Commercial	432	—	—	432	(68)
Construction	210	—	—	210	(72)
Other real estate owned	12,237	—	—	12,237	(1,002)
Total nonrecurring	$13,655	$—	$—	$13,655	$(1,248)

There were no significant transfers between Levels 1 and 2 during the three-month and six-month periods ended June 30, 2013 or the twelve months ended December 31, 2012.

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities – Fair values for investment securities are based on quoted market prices, if available, and are considered as Level 1, or evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and are considered as Level 2. Pricing applications apply available information, as applicable, through processes such as benchmark curves, benchmarking to like securities, sector groupings and matrix pricing.

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

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2012 and June 30, 2013 and its income and expense accounts for the three-month and six-month periods ended June 30, 2013 and 2012. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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
27

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at June 30, 2013 or 2012 or for the three-and six-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 103 full-time employees as of June 30, 2013.

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

Overview

The Company recorded net income of $652,000 for the quarter ended June 30, 2013, which was a decrease of $193,000 compared to $845,000 reported for the same period of 2012. Diluted earnings per share for the second quarter of 2013 were $0.07 compared to $0.09 recorded in the second quarter of 2012. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the second quarter of 2013 were 2.87% and 0.45%, respectively, as compared to 3.64% and 0.58%, respectively, for the same period in 2012.

Net income for the six months ended June 30, 2013 and 2012 was $1,274,000 and $1,557,000, respectively, with diluted earnings per share of $0.14 in 2013 and $0.16 in 2012. For the first six months of 2013, ROAE was 2.79% and ROAA was 0.44% compared to 3.33% and 0.54%, respectively, for the same period in 2012.

Total assets of the Company decreased by $18,844,000 (3.2%) from $596,389,000 at December 31, 2012 to $577,545,000 at June 30, 2013. Net loans totaled $247,778,000 at June 30, 2013, down $4,340,000 (1.7%) from $252,118,000 at December 31, 2012. Deposit balances at June 30, 2013 totaled $467,657,000, down $10,599,000 (2.2%) from the $478,256,000 at December 31, 2012.

The Company ended the second quarter of 2013 with a leverage capital ratio of 12.6%, a Tier 1 capital ratio of 23.3%, and a total risk-based capital ratio of 24.5% compared to 12.8%, 23.9%, and 25.1%, respectively, at December 31, 2012. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

 Table One: Components of Net Income

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Interest income*	$4,627	$5,399	$9,351	$10,983
Interest expense	(375)	(482)	(782)	(984)
Net interest income*	4,252	4,917	8,569	9,999
Provision for loan and lease losses	(100)	(375)	(200)	(955)
Noninterest income	448	694	1,073	1,387
Noninterest expense	(3,612)	(4,051)	(7,614)	(8,163)
Provision for income taxes	(260)	(265)	(405)	(562)
Tax equivalent adjustment	(76)	(75)	(149)	(149)
Net income	$652	$845	$1,274	$1,557

Average total assets	$583,550	$582,182	$584,943	$582,163
Net income (annualized) as a percentage of average total assets	0.45%	0.58%	0.44%	0.54%

*	Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.41% for the three months ended June 30, 2013, 3.93% for the three months ended June 30, 2012, 3.47% for the six months ended June 30, 2013 and 3.97% for the six months ended June 30, 2012.

The fully taxable equivalent interest income component for the second quarter of 2013 decreased $772,000 (14.3%) to $4,627,000 compared to $5,399,000 for the three months ended June 30, 2012. The decrease in the fully taxable equivalent interest income for the second quarter of 2013 compared to the same period in 2012 is broken down by rate (down $392,000) and volume (down $380,000). The rate decrease can be attributed to the overall lower interest rate environment and lower average loan balances replaced with higher average investment securities. While forgone interest on nonaccrual loans has decreased, it continues to negatively impact the yield on earning assets. During the second quarter of 2013, foregone interest income on nonaccrual loans was approximately $109,000, compared to foregone interest of $200,000 during the second quarter of 2012. The foregone interest of $109,000 had an 8 basis point negative impact on the yield on earning assets. The average balance of earning assets decreased $3,774,000 (0.7%) from $503,629,000 in the second quarter of 2012 to $499,855,000 in the second quarter of 2013; however, there was a significant change in the average earning asset mix during these periods, due to an increase in investment securities, offset by a decrease in loan balances. Principal reductions from loan balances were invested into investment securities. When compared to the second quarter of 2012, average loan balances were down $37,669,000 (13.1%) to $250,200,000 for the second quarter of 2013 and average investment securities were up $33,961,000 (15.8%) to $248,817,000 for the second quarter of 2013. The overall low interest rate environment and the change in the asset mix (lower loan totals and higher investment security totals) resulted in a 59 basis point decrease in the yield on average earning assets from 4.31% for the second quarter of 2012 to 3.72% for the second quarter of 2013. The volume decrease of $380,000 occurred mainly as a result of the decrease in average loans. The markets in which the Company operates are seeing marginal demand for new loans while existing borrowers continue to pay down debt and delay expansion plans.

Total fully taxable equivalent interest income for the six months ended June 30, 2013 decreased $1,632,000 (14.9%) to $9,351,000 compared to $10,983,000 for the six months ended June 30, 2012. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2013 over the same period in 2012 resulted from decreases in rate (down $775,000) and a decrease in volume (down $857,000). Average earning assets decreased $9,214,000 (1.8%) during the first six months of 2013 as compared to the same period in 2012. Average loan balances decreased $40,413,000 (13.8%) during that same period and average investment securities balances increased $31,500,000 (14.8%).

Interest expense was $375,000 or $107,000 (22.2%) lower in the second quarter of 2013 versus the prior year period. The average balances on interest bearing liabilities were $2,608,000 (0.7%) lower in the second quarter of 2013 compared to the same quarter in 2012. The slightly lower balances did not impact the overall interest expense, as the lower rate was the main cause for the decrease in interest expense. The net $107,000 decrease in interest expense during the second quarter of 2013 compared to the second quarter of 2012 was due to lower rates (down $111,000) and volume (up $4,000). The Company focused its marketing efforts on replacing higher cost time deposits with lower cost checking, savings, and money market accounts. Average time deposit balances were down $4,294,000 (4.3%) during the second quarter of 2013 compared to the second quarter of 2012. In addition, the Company is strategically managing the interest expense by reducing some of the higher interest rate tiered money market accounts and this led to a decrease in average interest checking and money market accounts from $181,611,000 in the second quarter of 2012 to $180,993,000 during the second quarter of 2013. The decrease was offset by an increase in noninterest bearing deposits from $134,611,000 in the second quarter of 2012 to $141,661,000 during the second quarter of 2013 and an increase in borrowings from $14,000,000 in the second quarter of 2012 to $17,170,000 during the second quarter of 2013. The Company continues to have success attracting new deposit relationships as a direct result of its business development efforts. The decrease of $111,000 in rates is a result of the lower overall interest rate environment. Rates paid on interest bearing liabilities decreased 12 basis points from 0.56% to 0.44% for the second quarter of 2012 compared to the second quarter of 2013.

Interest expense was $202,000 (20.5%) lower in the six-month period ended June 30, 2013 versus the prior year period. The average balances on interest-bearing liabilities were $2,280,000 (0.7%) lower in the six-month period ended June 30, 2013 compared to the same period in 2012. While the average balances where lower, especially in the level of average time deposits, the Company experienced an increase in borrowings which resulted in an overall volume related increase in interest expense of $4,000. Average time deposit balances were down $3,033,000 (3.0%) during the first six months of 2013 compared to the first six months of 2012 and increased borrowings of $2,786,000 (18.8%) during the same time period. The increased borrowing resulted from the Company locking in some low-cost and long term funding. The decrease in interest expense was primarily the result of lower rates, which accounted for an $111,000 decrease in interest expense for the six-month period June 30, 2013. Rates paid on interest-bearing liabilities decreased 11 basis points from 0.57% for the first six months of 2012 to 0.46% for the first six months of 2013.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended June 30,	2013			2012
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$250,200	$3,516	5.65%	$287,869	$4,238	5.92%
Taxable investment Securities	219,057	805	1.48%	185,300	857	1.86%
Tax-exempt investment securities (2)	29,720	295	3.99%	29,547	297	4.04%
Corporate stock (2)	40	11	110.60%	9	4	178.75%
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	838	—	—	904	3	1.33%
Total earning assets	499,855	4,627	3.72%	503,629	5,399	4.31%
Cash & due from banks	41,613			38,085
Other assets	48,059			46,801
Allowance for loan & lease losses	(5,977)			(6,333)
	$583,550			$582,182

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$180,993	120	0.27%	$181,611	170	0.38%
Savings	50,357	18	0.14%	51,223	31	0.24%
Time deposits	96,647	163	0.68%	100,941	217	0.86%
Other borrowings	17,170	74	1.73%	14,000	64	1.84%
Total interest bearing liabilities	345,167	375	0.44%	347,775	482	0.56%
Noninterest bearing demand deposits	141,661			134,611
Other liabilities	5,615			6,364
Total liabilities	492,443			488,750
Shareholders’ equity	91,107			93,432
	$583,550			$582,182
Net interest income & margin (3)		$4,252	3.41%		$4,917	3.93%

(1)	Loan interest includes loan fees of $14,000 and $7,000, respectively, during the three months ended June 30, 2013 and June 30, 2012. Average loan balances include non-performing loans.

(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2013 and 2012.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in the period (91 days in 2013 and 92 in 2012) and annualized to actual days in the year (365 days for 2013 and 366 days for 2012).
33

Six Months Ended June 30,	2013			2012
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$252,072	$7,158	5.73%	$292,485	$8,554	5.88%
Taxable investment securities	215,122	1,593	1.49%	184,138	1,821	1.99%
Tax-exempt investment securities (2)	29,658	588	4.00%	29,179	598	4.12%
Corporate stock (2)	28	11	79.22%	9	4	89.38%
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	794	1	0.25%	1,077	6	1.12%
Total earning assets	497,674	9,351	3.79%	506,888	10,983	4.36%
Cash & due from banks	43,563			35,493
Other assets	49,625			46,439
Allowance for loan & lease losses	(5,919)			(6,657)
	$584,943			$582,163

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$179,652	248	0.28%	$182,653	362	0.40%
Savings	50,818	42	0.17%	49,850	60	0.24%
Time deposits	96,881	342	0.71%	99,914	431	0.87%
Other borrowings	17,583	150	1.72%	14,797	131	1.78%
Total interest-bearing liabilities	344,934	782	0.46%	347,214	984	0.57%
Noninterest-bearing demand deposits	141,712			134,690
Other liabilities	6,105			6,301
Total liabilities	492,751			488,205
Shareholders’ equity	92,192			93,958
	$584,943			$582,163
Net interest income & margin (3)		$8,569	3.47%		$9,999	3.97%

(1)	Loan interest includes loan fees of $74,000 and $11,000, respectively, during the six months ended June 30, 2013 and June 30, 2012. Average loan balances include non-performing loans.

(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2013 and 2012.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in the period (181 days in 2013 and 182 in 2012) and annualized to actual days in the year (365 days for 2013 and 366 days for 2012).
34

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended June 30, 2013 over 2012 (dollars in thousands)

Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$(550)	$(172)	$(722)
Taxable investment securities	155	(207)	(52)
Tax exempt investment securities (3)	1	(3)	(2)
Corporate stock	14	(7)	7
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	(3)	(3)
Total	(380)	(392)	(772)
Interest-bearing liabilities:
Interest checking and money market	(1)	(49)	(50)
Savings deposits	(1)	(12)	(13)
Time deposits	(9)	(45)	(54)
Other borrowings	15	(5)	10
Total	4	(111)	(107)
Interest differential	$(384)	$(281)	$(665)

Six Months Ended June 30, 2013 over 2012 (dollars in thousands)

Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$(1,179)	$(217)	$(1,396)
Taxable investment securities	306	(534)	(228)
Tax exempt investment securities (3)	10	(20)	(10)
Corporate stock	8	(1)	7
Federal funds sold	—	—	—
Interest-bearing deposits in banks	(2)	(3)	(5)
Total	(857)	(775)	(1,632)
Interest-bearing liabilities:
Interest checking and money market	(6)	(108)	(114)
Savings deposits	1	(19)	(18)
Time deposits	(13)	(76)	(89)
Other borrowings	23	(4)	19
Total	5	(207)	(202)
Interest differential	$(862)	$(568)	$(1,430)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)	Loan fees of $14,000 and $7,000, respectively, during the three months ended June 30, 2013 and June 30, 2012, and loan fees of $74,000 and $11,000, respectively, during the six months ended June 30, 2013 and June 30, 2012, have been included in the interest income computation.

(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2013 and 2012.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $100,000 for loan and lease losses for the second quarter of 2013 as compared to $375,000 for the second quarter of 2012. Net loan and lease losses for the three months ended June 30, 2013 were $323,000 or 0.52% (on an annualized basis) of average loans and leases as compared to $439,000 or 0.61% (on an annualized basis) of average loans and leases for the three months ended June 30, 2012. For the first six months of 2013, the Company made provisions for loan and lease losses of $200,000 and net loan and lease losses were $301,000 or 0.24% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $955,000 and net loan and lease losses of $1,795,000 for the first six months of 2012 or 1.23% (on an annualized basis) of average loans and leases outstanding. While the allowance for loan and lease losses (“ALLL”) has decreased in 2013 due to specific reserves being charged against the ALLL, the Company has continued to add to the ALLL for 2013 as we continue to have a higher than historical average level of nonperforming loans and leases. The high level of nonperforming loans and leases is due to the impact that the overall challenging economy in the Company’s market areas and in the United States, has had on the Company’s borrowers. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service charges on deposit accounts	$147	$194	$298	$390
Gain on sale/call of securities	3	11	3	75
Merchant fee income	111	135	218	263
Bank owned life insurance	51	66	241	132
Income from OREO properties	71	229	163	392
Other	65	59	150	135
Total noninterest income	$448	$694	$1,073	$1,387

Noninterest income decreased $246,000 (35.4%) to $448,000 for the three months ended June 30, 2013 as compared to $694,000 for the three months ended June 30, 2012. The decrease from the second quarter of 2012 to the second quarter of 2013 was primarily related to lower service charges on deposit accounts and lower rents received on properties obtained through foreclosure. For the second quarter of 2013, service charges on deposit accounts were $147,000 compared to $194,000 in the second quarter of 2012 and rental income was $71,000 compared to $229,000 in the second quarter of 2012. The decrease in service charges is primarily related to lower fees collected on overdrawn deposit accounts and the decrease in income from the rental properties results primarily from lower rents received from foreclosed office buildings, as the Company has been able to sell many of the properties. For the six months ended June 30, 2013, noninterest income decreased $314,000 (22.6%) to $1,073,000. The decrease from the first six months of 2012 compared to the same period in 2013 was also related to lower service charges and lower rents received on properties obtained through foreclosure. In addition, gains on sale of investment securities decreased from $75,000 in 2012 to $3,000 in 2013 as the Company sold fewer investment securities during 2013. These decreases were partially offset by higher income from bank owned life insurance, primarily from death benefit proceeds of a life insurance policy on a former director, resulting in tax-free income of $118,000.

Noninterest Expense

Noninterest expense decreased $439,000 (10.8%) to a total of $3,612,000 in the second quarter of 2013 compared to $4,051,000 in the second quarter of 2012. Salary and employee benefits expense increased $142,000 (7.0%) from $2,033,000 during the second quarter of 2012 to $2,175,000 during the second quarter of 2013. Salaries increased $49,000 (3.2%) from $1,545,000 in the second quarter of 2012 to $1,594,000 in the second quarter of 2013 as a result on normal merit increases and incentive accruals increased from zero in the second quarter of 2012 to $88,000 in the second quarter of 2013, primarily due to an increase in the Company’s net income in relationship to targeted net income. These incentive accruals are estimates based on full year results and will be adjusted before the end of the year when actual results are known. On a quarter-over-quarter basis, occupancy expense increased $2,000 and furniture and equipment expense decreased $11,000. FDIC assessments decreased $157,000 (111.3%) during the second quarter of 2013 to a credit balance of $16,000, from $141,000 in the second quarter of 2012. OREO related expenses decreased $273,000 (58.3%) during the second quarter of 2013 to $195,000, from $468,000 in the second quarter of 2012. Other expenses decreased $142,000 (15.6%) to a total of $766,000 in the second quarter of 2013 compared to $908,000 in the second quarter of 2012. The decrease in the FDIC assessments relates to an adjustment to the FDIC accrual based upon a normal updated analysis revealing that the accrual should be reduced. The primary reason for the decrease in OREO related expenses is due to the sale of a number of properties, including office buildings which have high operating expenses. The primary decreases in other expenses relates to a decrease in expenses related to amortization of intangible assets, which decreased from $50,000 in the second quarter of 2012 to zero in the second quarter of 2013 as the intangible asset became fully depreciated in 2012 and professional fees decreased $57,000 from $246,000 in the second quarter of 2012 to $189,000 in the second quarter of 2013, due in part to lower legal and other professional services to resolve problem loans.

The fully taxable equivalent efficiency ratio for the second quarter of 2013 increased to 76.9% from 71.3% for the second quarter of 2012. Since the Company experienced a decrease in noninterest expense during this time period the increase in the efficiency is related to a decrease in the net interest margin.

Noninterest expense for the six-month period ended June 30, 2013 was $7,614,000 versus $8,163,000 for the same period in 2012 for a decrease of $549,000 (6.7%). Salaries and benefits expense increased $158,000 (3.7%) from $4,235,000 for the six months ended June 30, 2012 to $4,393,000 for the same period in 2013. Salaries increased $39,000 (1.3%) from $3,113,000 in 2012 to $3,152,000 in 2013 and incentive accruals increased from $99,000 in 2012 to $213,000 in 2013. Occupancy expense increased $7,000 and furniture and equipment expense decreased $7,000. FDIC assessments decreased $173,000 (61.1%) during 2013 to $110,000, from $283,000 in 2012. OREO related expenses decreased $342,000 (40.6%) during 2013 to $500,000, from $842,000 in 2012. Other expenses decreased $192,000 (10.6%) from $1,816,000 for the six months ended June 30, 2012 to $1,624,000 for the same period in 2013. The decrease in other expenses results from the Company’s focus on reducing controllable expenses and a reduction in legal fees and expenses related to amortization of intangible assets. Legal expenses are down $50,000 (10.2%), from $490,000 in 2012 to $440,000 in 2013 and the expense related to the amortization of intangible assets decreased from $100,000 during 2012 to zero in 2013.

The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first six months of 2013 was 79.0% as compared to 70.8% in the same period of 2012.

Provision for Income Taxes

Federal and state income taxes for the quarter ended June 30, 2013 decreased $5,000 from $265,000 in the second quarter of 2012 to $260,000 in the second quarter of 2013. The combined federal and state effective tax rate for the quarter ended June 30, 2013 was 28.5%, an increase from 23.9% for the second quarter of 2012. For the six months ended June 30, 2013, the provision for income taxes was $405,000 with a combined federal and state effective tax rate of 24.1%, compared to a provision of $562,000 and a combined federal and state effective tax rate of 26.5% for the six months ended June 30, 2012. The lower level of income taxes and effective tax rate for the six month periods resulted from lower pretax income in 2013 and the tax-free bank owned life insurance increased significantly in 2013 due to the death benefit proceeds of a life insurance policy on a former director.

Balance Sheet Analysis

The Company’s total assets were $577,545,000 at June 30, 2013 as compared to $596,389,000 at December 31, 2012, representing a decrease of $18,844,000 (3.2%). The average assets for the three months ended June 30, 2013 were $583,550,000, which represents an increase of $1,368,000 or 0.2% over the balance of $582,182,000 during the three-month period ended June 30, 2012. The average assets for the six months ended June 30, 2013 were $584,943,000, which represents an increase of $2,780,000 or 0.5% from the average balance of $582,163,000 during the six-month period ended June 30, 2012.

Investment Securities

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on June 30, 2013 and December 31, 2012.

Table Five: Investment Securities Composition

(dollars in thousands)

Available-for-sale (at fair value)	June 30, 2013	December 31, 2012
Debt securities:

Mortgage-backed securities	$224,148	$200,515
Obligations of states and political subdivisions	28,821	29,656
Corporate bonds	1,576	1,594
Corporate stock	99	74
Total available-for-sale investment securities	$254,644	$231,839
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$1,497	$2,117
Total held-to-maturity investment securities	$1,497	$2,117

Net unrealized gains on available-for-sale investment securities totaling $1,314,000 were recorded, net of $876,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2013 and net unrealized gains on available-for-sale investment securities totaling $4,285,000 were recorded, net of $2,857,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2012.

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

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $23 million in new loans during the first half of 2013. Normal pay downs, loan charge-offs, and loans transferred to OREO resulted in a net decrease in total loans and leases of $4.3 million (1.7%) from December 31, 2012. The markets in which the Company operates are seeing marginal new loan volume but existing borrowers continue to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of June 30, 2013 and December 31, 2012.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	June 30, 2013		December 31, 2012		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$27,054	11%	$30,811	12%	$(3,757)	(12.2%)
Real estate
Commercial	180,585	71%	180,126	70%	459	0.3%
Multi-family	10,215	4%	9,155	3%	1,060	11.6%
Construction	6,478	3%	6,918	3%	(440)	(6.4%)
Residential	18,362	7%	17,701	7%	661	3.7%
Lease financing receivable	1,172	0%	1,509	1%	(337)	(22.3%)
Agriculture	3,207	1%	3,340	1%	(133)	(4.0%)
Consumer	6,631	3%	8,569	3%	(1,938)	(22.6%)
Total loans and leases	253,704	100%	258,129	100%	(4,425)	(1.7%)
Deferred loan and lease fees, net	(246)		(230)		(16)
Allowance for loan and lease losses	(5,680)		(5,781)		101
Total net loans and leases	$247,778		$252,118		$(4,340)	(1.7%)
38

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at June 30, 2013 and December 31, 2012.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 85% of the Company’s loan and lease portfolio at June 30, 2013, an increase from 83% at December 31, 2012. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk it has seen in the past several years, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At June 30, 2013, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $5,364,000 or 2.12% of total loans and leases. The $5,364,000 in nonperforming loans and leases was made up of 20 loans. Nine of those loans totaling $1,183,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $5,474,000 or 2.12% of total loans and leases at December 31, 2012. Specific reserves of $718,000 were held on the nonperforming loans at June 30, 2013 and specific reserves of $528,000 were held on the nonperforming loans at December 31, 2012.

The overall level of nonperforming loans increased $553,000 (11.5%) to $5,364,000 at June 30, 2013 compared to $4,811,000 at March 31, 2013. At March 31, 2013, the Company had nonperforming loans and leases consisting of eleven real estate loans totaling $2,772,000; eight commercial loans totaling $1,822,000; four consumer loans totaling $216,000 and one lease totaling $1,000. During the second quarter of 2013, two loans in the amount of $1,510,000 were placed on nonperforming status, two loans in the amount of $524,000 were placed back on performing status, four loans totaling $380,000 paid off, and one loan was assumed and part of the assumption the balance was increased by $20,000 to pay taxes and subsequently incurred a charge-off in the amount of $40,000. The Company also collected approximately $33,000 in principal paydowns. Of the two loans added in the second quarter of 2013, one loan in the amount of $1,490,000 was real estate secured and one loan in the amount of $20,000 was a consumer loan.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of June 30, 2013. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2013, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company.

Table Seven below sets forth nonaccrual loans as of June 30, 2013 and December 31, 2012. There were no loans past due 90 days or more and still accruing as of the dates below.

Table Seven: Nonperforming Loans and Leases

(dollars in thousands)	June 30,	December 31,
	2013	2012
Commercial	1,744	2,352
Real estate	3,455	2,897
Lease financing receivable	—	3
Agriculture	—	—
Consumer	165	222
Total nonperforming loans	$5,364	$5,474

The net interest due on nonaccrual loans and leases but excluded from interest income was $109,000 for the three months ended June 30, 2013, compared to foregone interest of $200,000 during three months ended June 30, 2012. The net interest due on nonaccrual loans and leases but excluded from interest income was $168,000 for the six months ended June 30, 2013, compared to foregone interest of $472,000 during six months ended June 30, 2012.

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

At June 30, 2013, the recorded investment in loans and leases that were considered to be impaired totaled $20,603,000, which includes $15,315,000 in performing loans and leases. Of the total impaired loans of $20,603,000, loans totaling $9,259,000 were deemed to require no specific reserve and loans totaling $11,344,000 were deemed to require a related valuation allowance of $1,495,000. Of the $9,259,000 impaired loans that did not carry a specific reserve there were $511,000 in loans or leases that had previous partial charge-offs and $8,748,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $26,553,000 at December 31, 2012. Of the total impaired loans of $26,553,000, loans totaling $12,430,000 were deemed to require no specific reserve and loans totaling $14,123,000 were deemed to require a related valuation allowance of $1,595,000.

The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer. In the second quarter of 2013, the Company had net charge-offs of $323,000 with a provision of $100,000. In the second quarter of 2012, the Company had net charge-offs of $439,000 with a provision of $375,000.

At June 30, 2013, there were 11 loans and leases that were modified and are currently performing (less than ninety days past due) totaling $4,620,000 and 14 loans and leases that are considered nonperforming (and included in Table Seven above), totaling $3,728,000, that are considered troubled debt restructures (“TDR”). These TDRs have a specific reserve of $945,000. As of June 30, 2013, of the 25 TDRs, there were 11 extensions, seven rate reductions, six changes in terms, and one term out. All were performing as agreed except for eight extensions, three changes in terms, two interest rate decreases and one term out. The Company generally requires TDRs that are on non-accrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

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

The allowance for loan and lease losses totaled $5,680,000 or 2.24% of total loans and leases at June 30, 2013 compared to $5,781,000 or 2.24% of total loans and leases at December 31, 2012. The Company establishes general and specific reserves in accordance with the generally accepted accounting principles. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 105.9% at June 30, 2013 and 105.6% at December 31, 2012. The allowance for loans and leases as a percentage of impaired loans and leases was 27.6% at June 30, 2013 and 21.8% at December 31, 2012. Of the total non-performing and impaired loans and leases outstanding as of June 30, 2013, there were $3,330,000 in loans or leases that had been reduced by partial charge-offs of $1,286,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s allowance for loan and lease losses as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

The Company’s policy with regard to loan or lease charge-offs continues to be that a loan or lease is charged off against the allowance for loan and lease losses when management believes that the collectability of the principal is unlikely. Generally, a loan or lease is charged off, or partially charged off, when estimated losses related to impaired loans and leases are identified. If the loan is collateralized by real estate the impaired portion will be charged off to the allowance for loan and lease losses unless the loan or lease is in the process of collection, in which case a specific reserve may be warranted. If the collateral is other than real estate the Company will typically charge-off the impaired portion of a loan or lease, unless the loan or lease is in the process of collection, in which case a specific reserve may be warranted.

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

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Average loans and leases outstanding	$250,200	$287,869	$252,072	$292,485

Allowance for loan and lease losses at beginning of period	$5,903	$6,265	$5,781	$7,041

Loans and leases charged off:
Commercial	—	(103)	(11)	(151)
Real estate	(356)	(312)	(393)	(1,048)
Lease financing receivable	—	—	—	(8)
Agriculture	—	—	—	(202)
Consumer	—	(82)	(5)	(492)
Total	(356)	(497)	(409)	(1,901)
Recoveries of loans and leases previously charged off:
Commercial	22	—	97	—
Real estate	11	42	11	90
Lease financing receivable	—	6	—	9
Agriculture	—	—	—	—
Consumer	—	10	—	10
Total	33	58	108	106
Net loans and leases charged off	(323)	(439)	(301)	(1,795)
Additions to allowance charged to operating expenses	100	375	200	955
Allowance for loan and lease losses at end of period	$5,680	$6,201	$5,680	$6,201
Ratio of net charge-offs to average loans and leases outstanding (annualized)	0.52%	0.61%	0.24%	1.23%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.16%	0.52%	0.16%	0.66%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.24%	2.18%	2.24%	2.18%

Other Real Estate Owned

At June 30, 2013, the Company had 14 other real estate owned (“OREO”) properties totaling $8,120,000. This compares to 20 properties totaling $12,237,000 at December 31, 2012 and 20 properties totaling $10,366,000 at June 30, 2012. During the second quarter of 2013, the Company sold one property with a balance of $805,000 for a gain of $22,000. The Company did not add any property in the second quarter of 2013 to OREO.

During the second quarter of 2013, this valuation process resulted in the Company reducing the book value of the OREO properties by $137,000. At June 30, 2013, there was no OREO valuation reserve. This compares to a reserve balance of $70,000 at June 30, 2012 and $175,000 at December 31, 2012. The Company believes that all 14 OREO properties owned at June 30, 2013 are carried approximately at fair value.

Deposits

At June 30, 2013, total deposits were $467,657,000 representing a $10,599,000 (2.2%) decrease from the December 31, 2012 balance of $478,256,000. The Company’s deposit growth plan for 2013 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. The Company experienced an increase in interest-bearing checking ($4,061,000 or 8.0%) and decreases in noninterest-bearing demand ($12,738,000 or 8.4%), money market and NOW ($582,000 or 0.5%), savings ($808,000 or 1.6%) and time deposit ($532,000 or 0.5%) accounts, during the first six months of 2013. The primary reason for the decrease in noninterest-bearing demand deposits is related to deposit holders utilizing their liquid deposits to take purchase real estate and/or pay off existing real estate loans.

Other Borrowed Funds

Other borrowings outstanding as of June 30, 2013 and December 31, 2012, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)
	June 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$8,000	2.15%	$2,000	0.67%
Long-term borrowings:
FHLB advances	$8,000	1.47%	$16,000	1.81%

The maximum amount of short-term borrowings at any month-end during the first six months of 2013 and 2012 was $8,000,000 and $2,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$8,000	$8,000
Maturity	2014	2015 to 2019
Weighted average rates	2.15%	1.47%

The Company has also been issued a total of $7,500,000 in letters of credit by the FHLB which are pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2013 or 2012 and management does not currently expect to draw upon these lines in the foreseeable future. See the “Liquidity” section that follows for additional information on FHLB borrowings.

Capital Resources

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under current capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At June 30, 2013, shareholders’ equity was $88,454,000, representing a decrease of $5,540,000 (5.9%) from $93,994,000 at December 31, 2012. The decrease results from repurchases of common stock and the decrease in other comprehensive income exceeding the additions from net income for the period and the stock based compensation. The ratio of total risk-based capital to risk adjusted assets was 24.5% at June 30, 2013 and 25.1% at December 31, 2012. Tier 1 risk-based capital to risk-adjusted assets was 23.3% at June 30, 2013 and 23.9% at December 31, 2012. The leverage ratio was 12.6% at June 30, 2013 and 12.8% at December 31, 2012.

Table Ten below lists the Company’s actual capital ratios at June 30, 2013 and December 31, 2012 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios

Capital to Risk-Adjusted Assets	At June 30, 2013	At December 31,	Minimum Regulatory
		2012	Capital Requirements
Leverage ratio	12.6%	12.8%	4.00%

Tier 1 Risk-Based Capital	23.3%	23.9%	4.00%

Total Risk-Based Capital	24.5%	25.1%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of June 30, 2013 and December 31, 2012.

In July 2013, the federal bank regulatory agencies issued interim final rules that revise and replace the current capital requirements in order to implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel III reforms reflected in the final rules include an increase in the risk-based capital requirements and certain changes to capital components and the calculation of risk-weighted assets.

Effective January 1, 2015, banking organizations like the Company and American River Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

In addition, a “capital conservation buffer,” is established which when fully phased-in will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement will be phased-in between January 1, 2016 and January 1, 2019. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

The federal bank regulatory agencies also implemented changes to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes will take effect January 1, 2015 and will require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

Assuming the interim final rules were in effect at June 30, 2013 and based upon the Company’s capital position at June 30, 2013, management believes that the Company and American River Bank would be in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement, of the interim final rules.

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2013 and 2012.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2013 were approximately $25,328,000 and $6,149,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2013, consolidated liquid assets totaled $215.4 million or 37.3% of total assets compared to $216.5 million or 36.3% of total assets on December 31, 2012. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At June 30, 2013, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At June 30, 2013, the Bank could have arranged for up to $82,103,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2013, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $23,500,000, leaving $58,603,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At June 30, 2013, the Company’s borrowing capacity at the Federal Reserve Bank was $23,421,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2013 and December 31, 2012, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $31,476,000 and $33,025,000 at June 30, 2013 and December 31, 2012, respectively. As a percentage of net loans and leases these off-balance sheet items represent 12.7% and 13.1%, respectively.

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

Table Eleven: Interest Rate Risk Simulation of Net Interest as of June 30, 2013 and December 31, 2012

(dollars in thousands)	$ Change in NII	$ Change in NII
	from Current	from Current
	12 Month Horizon	12 Month Horizon
	June 30, 2013	December 31, 2012
Variation from a constant rate scenario
+200bp	$390	$968
-200bp	$(466)	$(1,106)

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended June 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

The following table lists shares repurchased during the quarter ended June 30, 2013 and the maximum amount available to repurchase under the repurchase plan.

			(c)	(d)
	(a)		Total Number of Shares	Maximum Number (or
	Total Number	(b)	(or Units) Purchased as	Approximate Dollar Value)
	of Shares (or	Average Price	Part of Publicly	of Shares (or Units) That
	Units)	Paid Per Share	Announced Plans or	May Yet Be Purchased
Period	Purchased	(or Unit)	Programs	Under the Plans or Programs

Month #1 April 1 through April 30, 2013	101,890	$7.85	101,890	609,356
Month #2 May 1 through May 31, 2013	181,725	7.90	181,725	427,631
Month #3 June 1 through June 30, 2013	—	—	—	427,631
Total	283,615	$7.88	283,615	N/A

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.
49

Item 6.	Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.

(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.

(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and Marjorie Wood Taylor, Trustee of the Marjorie Wood-Taylor Trust, dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California (**) and Amendment No. 2 thereto dated May 14, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 15, 2009.

(10.4)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.5)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

*(10.6)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
50

(10.7)	Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

*(10.8)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.9)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.10)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.11)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.12)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.13)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.14)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

*(10.15)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.16)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.17)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.

(10.18)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.

(10.19)	Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012.
51

*(10.20)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; and the Eight Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013.

*(10.21)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.22)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.23)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.24)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.25)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.26)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

(10.27)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.28)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.

*(10.29)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
52

*(10.30)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.31)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.

*(10.32)	Employment Agreement dated February 1, 2012, between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 8, 2012.

(10.33)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012.

(10.34)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema****

101.CAL	XBRL Taxonomy Extension Calculation****

101.DEF	XBRL Taxonomy Extension Definition****

101.LAB	XBRL Taxonomy Extension Label****

101.PRE	XBRL Taxonomy Extension Presentation****

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
53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

August 6, 2013	By: /s/ DAVID T. TABER

David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

August 6 , 2013	By: /s/ MITCHELL A. DERENZO

Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
54

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
55