Form 10-Q
period 2013-09-30
AMERICAN RIVER BANKSHARES
filed 2013-11-07
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 8,755,021 shares outstanding at November 7, 2013.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50

Part II.

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

Signatures		56

Exhibit Index		57

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	58
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	59
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	60

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	September 30, 2013	December 31, 2012

ASSETS

Cash and due from banks	$35,152	$55,461
Interest-bearing deposits in banks	1,000	750
Investment securities:
Available-for-sale, at fair value	268,614	231,839
Held-to-maturity, at amortized cost	1,303	2,117
Loans and leases, less allowance for loan and lease losses of $5,567 at September 30, 2013 and $5,781 at December 31, 2012	249,730	252,118
Premises and equipment, net	1,581	1,888
Federal Home Loan Bank stock	3,248	3,254
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	5,624	12,237
Bank owned life insurance	12,618	12,858
Accrued interest receivable and other assets	7,050	7,546
	$602,241	$596,389

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$144,673	$151,201
Interest-bearing	345,911	327,055
Total deposits	490,584	478,256

Short-term borrowings	8,000	2,000
Long-term borrowings	8,000	16,000
Accrued interest payable and other liabilities	5,886	6,139

Total liabilities	512,470	502,395

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 8,833,562 shares at September 30, 2013 and 9,327,203 shares at December 31, 2012	64,168	67,977
Retained earnings	23,899	21,732
Accumulated other comprehensive income, net of taxes	1,704	4,285

Total shareholders’ equity	89,771	93,994
	$602,241	$596,389

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2013	2012	2013	2012

Interest income:
Interest and fees on loans	$3,541	$4,101	$10,699	$12,655
Interest on deposits in banks	1	2	2	8
Interest and dividends on investment securities:
Taxable	1,004	1,007	2,597	2,828
Exempt from Federal income taxes	210	224	652	673
Dividends	1	—	9	4
Total interest income	4,757	5,334	13,959	16,168
Interest expense:
Interest on deposits	286	395	918	1,248
Interest on borrowings	75	75	225	206
Total interest expense	361	470	1,143	1,454

Net interest income	4,396	4,864	12,816	14,714

Provision for loan and lease losses	—	410	200	1,365

Net interest income after provision for loan and lease losses	4,396	4,454	12,616	13,349

Noninterest income:
Service charges on deposit accounts	140	173	438	563
Gain on sale of securities	16	1	19	76
Income from other real estate owned properties	79	261	242	653
Other noninterest income	227	277	836	807
Total noninterest income	462	712	1,535	2,099

Noninterest expense:
Salaries and employee benefits	2,020	2,104	6,413	6,339
Occupancy	301	299	897	893
Furniture and equipment	194	214	579	606
Federal Deposit Insurance Corporation assessments	109	140	220	422
Expenses related to other real estate owned	137	573	637	1,415
Other expense	775	889	2,404	2,707
Total noninterest expense	3,536	4,219	11,150	12,382

Income before provision for income taxes	1,322	947	3,001	3,066

Provision for income taxes	429	167	834	729

Net income	$893	$780	$2,167	$2,337

Basic earnings per share	$0.10	$0.08	$0.24	$0.24
Diluted earnings per share	$0.10	$0.08	$0.24	$0.24

Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF COMPRENENSIVE INCOME (LOSS)
(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2013	2012	2013	2012

Net income	$893	$780	$2,167	$2,337
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities arising during the period	666	1,132	(4,283)	2,543
Deferred tax (expense) benefit	(266)	(453)	1,713	(1,018)
Unrealized holding gains (losses) on investment securities arising during the period, net of tax	400	679	(2,570)	1,525

Reclassification adjustment for realized gains included in net income	(16)	(1)	(19)	(76)
Tax effect	6	—	8	30
Realized gains, net of tax	(10)	(1)	(11)	(46)

Total other comprehensive income (loss)	390	678	(2,581)	1,479
Comprehensive income (loss)	$1,283	$1,458	$(414)	$3,816

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity

Balance, January 1, 2012	9,890,909	72,016	18,525	3,558	94,099

Net income			3,207		3,207

Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				727	727

Net restricted stock awarded and related compensation expense	11,683	110			110
Stock option compensation expense		45			45
Retirement of common stock	(575,389)	(4,194)			(4,194)

Balance, December 31, 2012	9,327,203	67,977	21,732	4,285	93,994

Net income			2,167		2,167
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(2,581)	(2,581)

Net restricted stock award activity and related compensation expense	11,448	80			80

Stock option compensation expense		17			17
Retirement of common stock	(505,089)	(3,906)			(3,906)

Balance, September 30, 2013	8,833,562	$64,168	$23,899	$1,704	$89,771

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$2,167	$2,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	200	1,365
Increase (decrease) in deferred loan origination fees, net	11	(89)
Depreciation and amortization	397	606
Gain on sale and call of investment securities	(19)	(76)
Amortization of investment security premiums and discounts, net	4,386	3,143
Gain on life insurance death benefit	(118)	—
Increase in cash surrender values of life insurance policies	(61)	(199)
Stock based compensation expense	97	125
Loss on sale and write-down of other real estate owned	102	1,224
Decrease in accrued interest receivable and other assets	2,216	524
Decrease in accrued interest payable and other liabilities	(253)	(147)

Net cash provided by operating activities	9,125	8,813

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	6,159	8,500
Proceeds from matured available-for-sale investment securities	875	825
Proceeds from called available-for-sale investment securities	590	195
Purchases of available-for-sale investment securities	(99,420)	(67,485)
Proceeds from principal repayments for available- for-sale investment securities	46,350	38,165
Proceeds from principal repayments for held-to-maturity investment securities	816	1,274
Net (increase) decrease in interest-bearing deposits in banks	(250)	250
Net decrease in loans	1,573	14,173
Proceeds from sale of other real estate	7,303	1,371
Capitalized additions to other real estate	(187)	—
Death benefit from life insurance policy	419	—
Net decrease (increase) in FHLB stock	6	(161)
Purchases of equipment	(90)	(283)

Net cash used in investing activities	(35,856)	(3,176)
7

AMERICAN RIVER BANKSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,
	2013	2012

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$15,850	$2,680
Net (decrease) increase in time deposits	(3,522)	1,760
Net increase (decrease) in short-term borrowings	6,000	(3,000)
Net (decrease) increase in long-term borrowings	(8,000)	2,000
Cash paid to repurchase common stock	(3,906)	(4,194)

Net cash provided by (used in) financing activities	$6,422	$(754)

(Decrease) increase in cash and cash equivalents	(20,309)	4,883

Cash and cash equivalents at beginning of year	55,461	23,768

Cash and cash equivalents at end of period	$35,152	$28,651

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at September 30, 2013 and December 31, 2012, the results of its operations and statement of comprehensive income for the three-and nine-month periods ended September 30, 2013 and 2012, its cash flows for the nine-month periods ended September 30, 2013 and 2012 and its statement of changes in shareholders’ equity for the year ended December 31, 2012 and the nine months ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 annual report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2013 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 260,594 options remain outstanding at September 30, 2013. At September 30, 2013, there were 17,329 stock options and 23,990 restricted shares outstanding and the total number of authorized shares that remain available for issuance under the 2010 Plan was 1,435,581. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonstatutory agreements and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended September 30, 2013 and 2012, the compensation cost recognized for equity compensation was $28,000 and $46,000, respectively. The recognized tax benefit for equity compensation expense was $13,000 and $17,000, for the three-month periods ended September 30, 2013 and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, the compensation cost recognized for equity compensation was $97,000 and $125,000, respectively. The recognized tax benefit for equity compensation expense was $35,000 and $43,000, for the nine-month periods ended September 30, 2013 and 2012, respectively.

At September 30, 2013, the total compensation cost related to nonvested stock option awards not yet recorded is $36,000. This amount will be recognized over the next 3.8 years and the weighted average period of recognizing these costs is expected to be 1.3 years. At September 30, 2013, the total compensation cost related to restricted stock awards not yet recorded is $163,000. This amount will be recognized over the next 3.8 years and the weighted average period of recognizing these costs is expected to be 1.2 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three- and nine-month periods ended September 30, 2013. There were 17,329 stock options awarded during the three- and nine-month periods ended September 30, 2012 at an average exercise price of $7.07. The weighted average grant date fair value of options granted for the three- and nine-month periods ended September 30, 2012 was $2.31. A summary of option activity under the Plans as of September 30, 2013 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	305,670	$16.71	4.0 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	27,747	11.71	—	—
Outstanding at September 30, 2013	277,923	$17.21	3.4 years	$43
Vested at September 30, 2013	255,372	$18.06	3.0 years	$16
Non-vested at September 30, 2013	22,551	$7.63	7.4 years	$27

Restricted Stock

There were no shares of restricted stock awarded during the three-month period ended September 30, 2013 and 11,448 shares of restricted stock awarded during the nine-month period ended September 30, 2013. The 11,448 restricted common shares will vest one year from the date of the award. There were no shares of restricted stock awarded during the three-month period ended September 30, 2012 and 16,207 shares of restricted stock awarded during the nine-month period ended September 30, 2012. Of the 16,207 restricted common shares, 9,898 will vest one year from the date of the award and 6,309 will vest over five years at 20% per year from the date of the award. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant ($7.86 on May 16, 2013 and $7.07 on May 16, 2012).

There were 3,269 restricted awards that were fully vested during the three-month period ended September 30, 2013 and 14,427 restricted awards that were fully vested during the nine-month period ended September 30, 2013. There were 16,729 restricted awards that were fully vested during the three-and nine-month periods ended September 30, 2012. There were zero awards that had been forfeited during the three-and nine-month periods ended September 30, 2013. There were 1,278 awards that had been forfeited during the three-month period ended September 30, 2012 and 4,524 awards forfeited during the nine-month period ended September 30, 2012. The intrinsic value of nonvested restricted stock at September 30, 2013 was $211,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	26,969	$6.79
Awarded	11,448	7.86
Less: Vested	14,427	6.94
Less: Cancelled	—	—
Nonvested at September 30, 2013	23,988	$7.22

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three-or nine-month periods ended September 30, 2013 or 2012.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $8.80 as of September 30, 2013.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $22,565,000 and standby letters of credit of approximately $6,431,000 at September 30, 2013 and loan commitments of approximately $26,518,000 and standby letters of credit of approximately $6,506,000 at December 31, 2012. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2013 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2013 or December 31, 2012.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (8,808,585 and 8,969,088 shares for the three-month and nine-month periods ended September 30, 2013, and 9,292,639 and 9,544,014 for the three-month and nine-month periods ended September 30, 2012). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 8,702 and 5,715, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2013 and 4,866 and 9,468, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2012. There were 217,247 and 277,923, respectively, stock options that were excluded from the calculation as they were considered antidilutive for the three-month and nine-month periods ended September 30, 2013 and 320,195 and 322,085, respectively, antidilutive shares for the three-month and nine-month periods ended September 30, 2012. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at September 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

Available-for-Sale

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$237,808	$3,794	$(1,790)	$239,812
Obligations of states and political subdivisions	26,396	874	(156)	27,114
Corporate bonds	1,506	75	—	1,581
Equity securities:
Corporate stock	64	43	—	107
	$265,774	$4,786	$(1,946)	$268,614

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$195,444	$5,661	$(590)	$200,515
Obligations of states and political subdivisions	27,682	1,974	—	29,656
Corporate bonds	1,507	87	—	1,594
Equity securities:
Corporate stock	64	10	—	74
	$224,697	$7,732	$(590)	$231,839

Net unrealized gains on available-for-sale investment securities totaling $1,704,000 were recorded, net of $1,136,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2013. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended September 30, 2013 totaled $927,000 and $16,000, respectively, and for the nine-month period ended September 30, 2013 totaled $6,749,000 and $19,000, respectively. There were no transfers of available-for-sale investment securities for the three- and nine-month periods ended September 30, 2013.

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

Held-to-Maturity

September 30, 2013		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$1,303	$84	$—	$1,387

December 31, 2012		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$2,117	$138	$—	$2,255

There were no sales or transfers of held-to-maturity investment securities for the periods ended September 30, 2013 and September 30, 2012. Investment securities with unrealized losses at September 30, 2013 and December 31, 2012 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2013

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$91,863	$(1,766)	$2,177	$(24)	$94,040	$(1,790)
Obligations of states and political subdivisions	4,257	(156)	—	—	4,257	(156)
	$96,120	$(1,922)	$2,177	$(24)	$98,297	$(1,946)

	2012

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$37,440	$(590)	—	—	$37,440	$(590)
	$37,440	$(590)	$—	$—	$27,440	$(590)

There were no held-to-maturity investment securities with unrealized losses as of September 30, 2013 or December 31, 2012.

At September 30, 2013, the Company held 219 securities of which 45 were in a loss position for less than twelve months and one was in a loss position for twelve months or more. Of the 46 securities in a loss position, 41 are mortgage-backed securities and five are obligations of states and political subdivisions. At December 31, 2012, the Company held 196 securities of which 16 were in a loss position for less than twelve months and none were in a loss position for twelve months or more. All 16 securities in a loss position were mortgage-backed securities.

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

The amortized cost and estimated fair values of investment securities at September 30, 2013 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$135	$136
After one year through five years	4,889	5,075
After five years through ten years	10,818	11,266
After ten years	12,060	12,218
	27,902	28,695
Investment securities not due at a single maturity date:
Mortgage-backed securities	237,808	239,812	$1,303	$1,387
Corporate stock	64	107	—	—
	$265,774	$268,614	$1,303	$1,387

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At September 30, 2013 and December 31, 2012, the recorded investment in nonperforming loans and leases was approximately $4,847,000 and $5,474,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At September 30, 2013, the recorded investment in loans and leases that were considered to be impaired totaled $28,672,000, which includes $4,775,000 in nonaccrual loans and leases and $23,897,000 in performing loans and leases.  Of the total impaired loans of $28,672,000, loans totaling $12,530,000 were deemed to require no specific reserve and loans totaling $16,142,000 were deemed to require a related valuation allowance of $1,837,000.  At December 31, 2012, the recorded investment in loans and leases that were considered to be impaired totaled $26,553,000 and had a related valuation allowance of $1,595,000. If interest had been accruing on the nonperforming loans, such income would have approximated $101,000 and $129,000 for the three months ended September 30, 2013 and 2012, respectively, and approximated $269,000 and $601,000 for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 and December 31, 2012, the recorded investment in other real estate owned (“OREO”) was $5,624,000 and $12,237,000, respectively. For the three months ended March 31, 2013, the Company sold six properties with balances of $3,743,000 for a loss of $93,000 and added a single property to OREO with a net book value totaling $432,000. The single property is improved land with a long-term lease for a self-storage facility in Sonoma County. For the three months ended June 30, 2013, the Company sold one property with a balance of $805,000 for a gain of $22,000 and did not add any new OREO property. For the three months ended September 30, 2013 the Company sold six properties with balances of $2,526,000 for a gain of $115,000 and added a single property with a net book value of $173,000. The property added is a single family residence in Calaveras County.

The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the first quarter of 2013, this valuation process did not result in any adjustments. During the second quarter of 2013, this valuation process resulted in the Company reducing the book value of four properties by $137,000 all of which was charged to OREO expense.  During the third quarter of 2013, this valuation process resulted in the Company reducing the book value of a single property by $10,000 through a charge to OREO expense.

The September 30, 2013 OREO balance of $5,624,000 consists of nine properties including two commercial real estate properties in the total amount of $2,589,000, four commercial land properties in the total amount of $1,715,000, two residential land properties in the amount of $1,147,000 and one residential real estate property in the amount of $173,000.

Nonperforming loans and leases and OREO at September 30, 2013 and December 31, 2012 are summarized as follows:

(dollars in thousands)	September 30,	December 31,
	2013	2012

Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$1,167	$1,514
Nonaccrual loans and leases that are past due	3,680	3,960
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	5,624	12,237
Total nonperforming assets	$10,474	$17,111

Nonperforming loans and leases to total loans and leases	1.90%	2.12%
Total nonperforming assets to total assets	1.74%	2.97%

Impaired loans and leases as of and for the periods ended September 30, 2013 and December 31, 2012 are summarized as follows:

(dollars in thousands)	As of September 30, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Commercial	$628	$628	$—	$1,248	$1,407	$—
Real estate-commercial	11,613	11,810	—	10,882	11,603	—
Real estate-construction	252	252	—	263	263	—
Consumer	37	37	—	37	109	—
Subtotal	$12,530	$12,727	$—	$12,430	$13,382	$—

With an allowance recorded:

Commercial	$1,515	$1,515	$579	$1,580	$1,580	$480
Real estate-commercial	9,501	9,818	877	8,223	8,287	786
Real estate-multi-family	1,658	1,751	115	1,681	1,774	122
Real estate-residential	3,336	3,336	239	2,429	2,483	179
Consumer	132	132	27	210	210	28
Subtotal	$16,142	$16,552	$1,837	$14,123	$14,334	$1,595

Total:

Commercial	$2,143	$2,143	$579	$2,828	$2,987	$480
Real estate-commercial	21,114	21,628	877	19,105	19,890	786
Real estate-multi-family	1,658	1,751	115	1,681	1,774	122
Real estate-construction	252	252	—	263	263	—
Real estate-residential	3,336	3,336	239	2,429	2,483	179
Consumer	169	169	27	247	319	28
	$28,672	$29,279	$1,837	$26,553	$27,716	$1,595
15

The following table presents the average balance related to impaired loans and leases for the periods indicated (dollars in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Commercial	$2,302	$3,193	$2,265	$2,703
Real estate-commercial	16,782	15,872	19,417	15,846
Real estate-multi-family	1,671	1,356	1,669	1,484
Real estate-construction	130	925	—	1,356
Real estate-residential	2,683	1,475	2,966	1,407
Leases	—	—	—	—
Agriculture	—	494	—	493
Consumer	175	408	174	604
Total	$23,743	$23,723	$26,491	$23,893

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (dollars in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Commercial	$16	$(15)	$48	$59
Real estate-commercial	393	86	686	416
Real estate-multi-family	19	14	58	44
Real estate-construction	3	—	10	—
Real estate-residential	56	(4)	108	41
Consumer	1	7	3	15
Total	$488	$88	$913	$575

7. TROUBLED DEBT RESTRUCTURINGS

At September 30, 2013, there were 24 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, 13 were modified and are currently performing (less than ninety days past due) totaling $4,938,000 and 11 are considered nonperforming (and included in the $4,847,000 discussed in Note 6), totaling $3,052,000. Of the 11 TDRs considered nonperforming, six are current to the modified terms. At September 30, 2013 and December 31, 2012, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company has allocated $980,000 and $1,575,000 of specific reserves to loans whose terms have been modified as troubled debt restructurings as of September 30, 2013 and December 31, 2012.

During the nine-month period ended September 30, 2013, the terms of six loans were modified as a troubled debt restructuring. The modifications of the terms of these loans were extensions of the maturity date and/or a reduction of the interest rate below the original loan rate.

The following table presents loans by class modified as troubled debt restructurings during the three months ended September 30, 2013 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Real estate – commercial	2	$348	$348
Total	2	$348	$348

The following table presents loans by class modified as troubled debt restructurings during the nine months ended September 30, 2013 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
SFR (non owner-occupied)	1	$566	$566
Real estate – commercial	5	1,003	$984
Total	6	$1,569	$1,550

The troubled debt restructurings described above increased the allowance for loan and lease losses by $92,000 and resulted in $40,000 in charge offs during the nine months ended September 30, 2013.

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
17

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period indicated (dollars in thousands):

Nine months ended September 30, 2013	Number	Recorded
	of Loans	Investment
Troubled debt restructurings that subsequently defaulted:
Commercial	1	$513

Total	1	$513

There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three months ended September 30, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the period indicated (dollars in thousands):

Nine months ended September 30, 2012	Number	Recorded
	of Loans	Investment
Troubled debt restructurings that subsequently defaulted:
Real estate – commercial	1	$506
Consumer	1	5

Total	2	$511

There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three months ended September 30, 2012.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of September 30, 2013 and December 31, 2012 are summarized below:

September 30, 2013	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$21,154	$142,943	$9,751	$3,837	$13,025
Watch	1,282	10,989	1,163	3,428	3,427
Special mention	530	16,264	425	591	1,287
Substandard	1,401	12,344	508	—	611
Doubtful	239	—	—	—	—
Total	$24,606	$182,540	$11,847	$7,856	$18,350

		Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
		Leases	Agriculture	Consumer	Total
Grade:
Pass		$1,040	$2,729	$5,907	$200,386
Watch		—	—	23	20,312
Special mention			394	121	19,612
Substandard		—	—	125	14,989
Doubtful		—	—	—	239
Total		$1,040	$3,123	$6,176	$255,538

December 31, 2012	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$25,670	$134,969	$7,018	$3,049	$13,283
Watch	1,994	14,613	1,181	3,262	2,518
Special mention	653	16,041	441	607	1,163
Substandard	1,804	14,503	515	—	737
Doubtful	690	—	—	—	—
Total	$30,811	$180,126	$9,155	$6,918	$17,701

		Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
		Leases	Agriculture	Consumer	Total
Grade:
Pass		$1,506	$2,938	$7,696	$196,129
Watch		—	—	251	23,819
Special mention		—	402	153	19,460
Substandard		3	—	469	18,031
Doubtful		—	—	—	690
Total		$1,509	$3,340	$8,569	$258,129
19

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

September 30, 2013
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2013	$1,351	$2,526	$238	$594	$477	$3	$87	$262	$243	$5,781
Provision for loan losses	(247)	586	16	(70)	104	(1)	(11)	(94)	(83)	200
Loans charged off	(39)	(476)	—	—	(58)	—	—	(5)	—	(578)
Recoveries	100	23	—	—	41	—	—	—	—	164

Ending balance, September 30, 2013	$1,165	$2,659	$254	$524	$564	$2	$76	$163	$160	$5,567

Ending balance:
Individually evaluated for impairment	$579	$877	$115	$—	$239	$—	$—	$27	$—	$1,837

Ending balance:
Collectively evaluated for impairment	$586	$1,782	$139	$524	$325	$2	$76	$136	$160	$3,730

Loans

Ending balance	$24,606	$182,540	$11,847	$7,856	$18,350	$1,040	$3,123	$6,176	$—	$255,538

Ending balance:
Individually evaluated for impairment	$2,143	$21,114	$1,658	$252	$3,336	$—	$—	$169	$—	$28,672

Ending balance:
Collectively evaluated for impairment	$22,463	$161,426	$10,189	$7,604	$15,014	$1,040	$3,123	$6,007	$—	$226,866

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2013	$1,279	$2,584	$247	$422	$554	$3	$91	$170	$330	$5,680
Provision for loan losses	(89)	184	7	102	(11)	(1)	(15)	(7)	(170)	—
Loans charged off	(28)	(121)	—	—	(20)	—	—	—	—	(169)
Recoveries	3	12	—	—	41	—	—	—	—	56

Ending balance, September 30, 2013	$1,165	$2,659	$254	$524	$564	$2	$76	$163	$160	$5,567
20

December 31, 2012
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$480	$786	$122	$—	$179	$—	$—	$28	$—	$1,595

Ending balance:
Collectively evaluated for impairment	$871	$1,740	$116	$594	$298	$3	$87	$234	$243	$4,186

Loans

Ending balance	$30,811	$180,126	$9,155	$6,918	$17,701	$1,509	$3,340	$8,569	$—	$258,129

Ending balance:
Individually evaluated for impairment	$2,828	$19,105	$1,681	$263	$2,429	$—	$—	$247	$—	$26,553

Ending balance:
Collectively evaluated for impairment	$27,983	$161,021	$7,474	$6,655	$15,272	$1,509	$3,340	$8,322	$—	$231,576

September 30, 2012
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2012	$1,536	$3,156	$198	$582	$609	$79	$167	$348	$366	$7,041
Provision for loan losses	(395)	728	122	228	36	(74)	257	463	—	1,365
Loans charged-off	(302)	(1,124)	(8)	(377)	(167)	(9)	(202)	(494)		(2,683)
Recoveries	15	136	3	22	—	6	—	29		211
Ending balance, September 30, 2012	$854	$2,896	$315	$455	$478	$2	$222	$346	$366	$5,934

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2012	$1,065	$3,079	$263	$371	$502	$1	$206	$376	$338	$6,201
Provision for loan losses	(75)	25	52	379	30	2	16	(47)	28	410
Loans charged-off	(151)	(279)	—	(295)	(54)	(1)	—	(2)	—	(782)
Recoveries	15	71	—	—	—	—	—	19	—	105
Ending balance, September 30, 2012	$854	$2,896	$315	$455	$478	$2	$222	$346	$366	$5,934

The Company’s aging analysis of the loan and lease portfolio at September 30, 2013 and December 31, 2012 are summarized below:

September 30, 2013							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$623	$1,697	$2,320	$22,286	$24,606	—	$1,730
Real estate:
Commercial	1,102	—	1,370	2,472	180,068	182,540	—	2,955
Multi-family	—	—	—	—	11,847	11,847	—	—
Construction	818	—	—	818	7,038	7,856	—	—
Residential	—	—	—	—	18,350	18,350	—	—
Other:
Leases	—	—	—	—	1,040	1,040	—	—
Agriculture	—	—	—	—	3,123	3,123	—	—
Consumer	169	—	48	217	5,959	6,176	—	162
Total	$2,089	$623	$3,115	$5,827	$249,711	$255,538	$—	$4,847

December 31, 2012							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$804	$—	$1,497	$2,301	$28,510	$30,811	—	$2,352
Real estate:
Commercial	—	703	700	1,403	178,723	180,126	—	2,687
Multi-family	—	—	—	—	9,155	9,155	—	—
Construction	—	—	—	—	6,918	6,918	—	—
Residential	—	—	210	210	17,491	17,701	—	210
Other:
Leases	—	—	3	3	1,506	1,509	—	3
Agriculture	—	—	—	—	3,340	3,340	—	—
Consumer	—	60	114	174	8,395	8,569	—	222

Total	$804	$763	$2,524	$4,091	$254,038	$258,129	$—	$5,474
22

9. BORROWING ARRANGEMENTS

At September 30, 2013, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2013 or December 31, 2012.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $16,000,000 were outstanding from the FHLB at September 30, 2013, bearing interest rates ranging from 1.01% to 2.73% and maturing between January 13, 2014 and July 12, 2019. Advances totaling $18,000,000 were outstanding from the FHLB at December 31, 2012, bearing interest rates ranging from 0.67% to 2.73% and maturing between May 20, 2013 and July 12, 2019. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2013 and December 31, 2012 totaled $62,916,000 and $59,254,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at September 30, 2013 and December 31, 2012 were $20,762,000 and $27,448,000, respectively. The decreased borrowing capacity during 2013 resulted from the decrease in the pledged loan collateral. There were no advances outstanding under this borrowing arrangement as of September 30, 2013 and December 31, 2012.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month and nine-month periods ended September 30, 2013 and 2012.

The combined federal and state effective tax rate for the quarter ended September 30, 2013 was 32.5%, an increase from 17.6% for the third quarter of 2012. For the nine months ended September 30, 2013, the combined federal and state effective tax rate was 27.8% compared to 23.8% for the nine months ended September 30, 2012. The lower combined federal and state effective tax rate in 2012 resulted from the normal tax benefits such as the benefits of tax-free income related to municipal bonds and bank owned life insurance, but also in the third quarter of 2012, the Company began recognizing the benefits of Enterprise Zone credits on its State tax return. This was the first time the Company took advantage of the hiring credit and the sales and use tax credit offered under the California Enterprise Zone program. In the third quarter of 2012, the Company realized a significant portion of the credit available for 2012.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2013 and December 31, 2012. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2013	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$35,152	$35,152			$35,152
Interest-bearing deposits in banks	1,000		1,002		1,002
Available-for-sale securities	268,614	48	268,566		268,614
Held-to-maturity securities	1,303		1,387		1,387
FHLB stock	3,248	N/A	N/A	N/A	N/A
Net loans and leases:	249,730			249,441	249,441
Accrued interest receivable	1,837		1,132	750	1,837

Financial liabilities:
Deposits:
Noninterest-bearing	$144,673	$144,673			$144,673
Savings	52,066	52,066			52,066
Money market	141,231	141,231			141,231
NOW accounts	59,155	59,155			59,155
Time, $100,000 or more	69,865		70,694		70,694
Other time	23,594		23,787		23,787
Short-term borrowings	8,000	8,000			8,000
Long-term borrowings	8,000		7,844		7,844
Accrued interest payable	98	36	62		98
24

	Carrying	Fair Value Measurements Using:
December 31, 2012	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$55,461	$55,461			$55,461
Interest-bearing deposits in banks	750		$750		750
Available-for-sale securities	231,839	15	231,824		231,839
Held-to-maturity securities	2,117		2,255		2,255
FHLB stock	3,254	N/A	N/A	N/A	N/A
Net loans and leases:	252,118			$253,455	253,455
Accrued interest receivable	1,872		1,044	828	1,872

Financial liabilities:
Deposits:
Noninterest-bearing	$151,201	$151,201			$151,201
Savings	51,539	51,539			51,539
Money market	127,644	127,644			127,644
NOW accounts	50,891	50,891			50,891
Time, $100,000 or more	71,145		$71,904		71,904
Other time	25,836		26,068		26,068
Short-term borrowings	2,000	2,000			2,000
Long-term borrowings	16,000		16,147		16,147
Accrued interest payable	162	6	156		162

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at September 30, 2013 and December 31, 2012:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at September 30, 2013 and December 31, 2012.

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	Losses

September 30, 2013
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$239,812		$239,812
Obligations of states and political subdivisions	27,114		27,114
Corporate bonds	1,581		1,581
Corporate stock	107	$48	59
Total recurring	$268,614	$48	$268,566	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$—	$—	$—	$—	$—
Real estate:
Commercial	1,681	—	—	1,681	(113)
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	—	—
Other:
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other real estate owned	5,624	—	—	5,624	(194)
Total nonrecurring	$7,305	$—	$—	$7,305	$(307)
26

Description		Fair Value Measurements Using			Total
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	Losses

December 31, 2012
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$200,515	$—	$200,515	$—	$—
Corporate Debt securities	1,594	—	1,594
Obligations of states and political subdivisions	29,656	—	29,656	—	—
Corporate stock	74	15	59	—	—
Total recurring	$231,839	$15	$231,824	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$776	$—	$—	$776	$(106)
Real estate:
Commercial	432	—	—	432	(68)
Construction	210	—	—	210	(72)
Other real estate owned	12,237	—	—	12,237	(1,002)
Total nonrecurring	$13,655	$—	$—	$13,655	$(1,248)

There were no significant transfers between Levels 1 and 2 during the three-month and nine-month periods ended September 30, 2013 or the twelve months ended December 31, 2012.

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

Impaired loans – The fair value of collateral dependent impaired loans adjusted for specific allocations of the allowance for loan losses is generally based on recent real estate appraisals and/or evaluations. These appraisals and/or evaluations may utilize a single valuation approach or a combination of approaches including comparable sales, cost and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income and other available data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for all Level 3 nonrecurring loans consists of the appraised value less a reserve for past dues taxes and selling costs ranging from 8% to 10%.

Other real estate owned – Certain commercial and residential real estate properties classified as OREO are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals and/or evaluations. These appraisals and/or evaluations may use a single valuation approach or a combination of approaches including comparable sales, cost and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income and other available data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for all Level 3 nonrecurring OREO consists of the appraised value less selling costs ranging from 8% to 10%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2012 and September 30, 2013 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2013 and 2012. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

●	the duration of financial and economic volatility and decline and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system;

●	the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

●	variances in the actual versus projected growth in assets and return on assets;

●	potential continued or increasing loan and lease losses;

●	potential increasing levels of expenses associated with resolving nonperforming assets as well as regulatory changes;

●	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;

●	competitive effects;

●	potential declines in fee and other noninterest income earned associated with economic factors as well as regulatory changes;

●	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;

●	changes in the regulatory environment including government intervention in the U.S. financial system;

●	changes in business conditions and inflation;

●	changes in securities markets, public debt markets, and other capital markets;

●	potential data processing and other operational systems failures or fraud;

●	potential decline in real estate values in our operating markets;

●	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications;

●	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;

●	projected business increases following any future strategic expansion could be lower than expected;

●	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;

●	the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

●	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized; and

●	downgrades in the credit rating of the United States by credit rating agencies.
28

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at September 30, 2013 or 2012 or for the three-and nine-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 99 full-time employees as of September 30, 2013.

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

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2013, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal federal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $893,000 for the quarter ended September 30, 2013, which was an increase of $113,000 compared to $780,000 reported for the same period of 2012. Diluted earnings per share for the third quarter of 2013 were $0.10 compared to $0.08 recorded in the third quarter of 2012. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the third quarter of 2013 were 4.01% and 0.60%, respectively, as compared to 3.34% and 0.52%, respectively, for the same period in 2012.

Net income for the nine months ended September 30, 2013 and 2012 was $2,167,000 and $2,337,000, respectively, with diluted earnings per share of $0.24 in both periods. For the first nine months of 2013, ROAE was 3.19% and ROAA was 0.49% compared to 3.33% and 0.53%, respectively, for the same period in 2012.

Total assets of the Company increased by $5,852,000 (1.0%) from $596,389,000 at December 31, 2012 to $602,241,000 at September 30, 2013. Net loans totaled $249,730,000 at September 30, 2013, down $2,388,000 (0.9%) from $252,118,000 at December 31, 2012. Deposit balances at September 30, 2013 totaled $490,584,000, up $12,328,000 (2.6%) from $478,256,000 at December 31, 2012.

The Company ended the third quarter of 2013 with a leverage capital ratio of 12.6%, a Tier 1 capital ratio of 23.4%, and a total risk-based capital ratio of 24.6% compared to 12.8%, 23.9%, and 25.1%, respectively, at December 31, 2012. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Interest income*	$4,829	$5,414	$14,180	$16,397
Interest expense	(361)	(470)	(1,143)	(1,454)
Net interest income*	4,468	4,944	13,037	14,943
Provision for loan and lease losses	—	(410)	(200)	(1,365)
Noninterest income	462	712	1,535	2,099
Noninterest expense	(3,536)	(4,219)	(11,150)	(12,382)
Provision for income taxes	(429)	(167)	(834)	(729)
Tax equivalent adjustment	(72)	(80)	(221)	(229)
Net income	$893	$780	$2,167	$2,337

Average total assets	$587,719	$591,460	$585,767	$585,285
Net income (annualized) as a percentage of average total assets	0.60%	0.52%	0.49%	0.53%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.44% for the three months ended September 30, 2013, 3.88% for the three months ended September 30, 2012, 3.46% for the nine months ended September 30, 2013 and 3.94% for the nine months ended September 30, 2012.

The fully taxable equivalent interest income component for the third quarter of 2013 decreased $585,000 (10.8%) to $4,829,000 compared to $5,414,000 for the three months ended September 30, 2012. The decrease in the fully taxable equivalent interest income for the third quarter of 2013 compared to the same period in 2012 is broken down by rate (down $376,000) and volume (down $209,000). The rate decrease can be attributed to the overall lower interest rate environment and lower average loan balances replaced with higher average investment securities. While forgone interest on nonaccrual loans has decreased, it continues to negatively impact the yield on earning assets. During the third quarter of 2013, foregone interest income on nonaccrual loans was approximately $101,000, compared to foregone interest of $129,000 during the third quarter of 2012. The foregone interest of $101,000 had a 7 basis point negative impact on the yield on earning assets. The average balance of earning assets increased $9,284,000 (1.8%) from $506,715,000 in the third quarter of 2012 to $515,999,000 in the third quarter of 2013; however, there was a significant change in the average earning asset mix during these periods, due to an increase in investment securities, offset by a decrease in loan balances. Principal reductions from loan balances were invested into investment securities. When compared to the third quarter of 2012, average loan balances were down $25,550,000 (9.2%) to $252,243,000 for the third quarter of 2013 and average investment securities were up $34,834,000 (15.3%) to $262,756,000 for the third quarter of 2013. The overall low interest rate environment and the change in the asset mix (lower loan totals and higher investment security totals) resulted in a 54 basis point decrease in the yield on average earning assets from 4.25% for the third quarter of 2012 to 3.71% for the third quarter of 2013. The volume decrease of $209,000 occurred mainly as a result of the decrease in average loans. The markets in which the Company operates are seeing marginal demand for new loans while existing borrowers continue to pay down debt and delay expansion plans.

Total fully taxable equivalent interest income for the nine months ended September 30, 2013 decreased $2,217,000 (13.5%) to $14,180,000 compared to $16,397,000 for the nine months ended September 30, 2012. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2013 over the same period in 2012 resulted from decreases in rate (down $1,151,000) and a decrease in volume (down $1,066,000). Average earning assets decreased $2,981,000 (0.6%) during the first nine months of 2013 as compared to the same period in 2012. Average loan balances decreased $35,423,000 (12.3%) during that same period and average investment securities balances increased $32,629,000 (17.3%).

Interest expense was $361,000 or $109,000 (23.2%) lower in the third quarter of 2013 versus the prior year period. The average balances on interest bearing liabilities were $2,449,000 (0.7%) lower in the third quarter of 2013 compared to the same quarter in 2012. The slightly lower balances had just a slight impact on the overall interest expense as the primary cause for the decrease in interest expense was the lower interest rates. The net $109,000 decrease in interest expense during the third quarter of 2013 compared to the third quarter of 2012 was due to lower rates (down $94,000) and volume (down $15,000). The Company focused its marketing efforts on replacing higher cost time deposits with lower cost checking, savings, and money market accounts. Average time deposit balances were down $4,793,000 (4.8%) during the third quarter of 2013 compared to the third quarter of 2012, while average interest checking and money market accounts were up $3,496,000 (1.9%) during that same time period. The Company continues to have success attracting new deposit relationships as a direct result of its business development efforts. The decrease of $94,000 in rates is a result of the lower overall interest rate environment. Rates paid on interest bearing liabilities decreased 12 basis points from 0.53% to 0.41% for the third quarter of 2012 compared to the third quarter of 2013.

Interest expense was $311,000 (21.4%) lower in the nine-month period ended September 30, 2013 versus the prior year period. The average balances on interest-bearing liabilities were $2,449,000 (0.7%) lower in the nine-month period ended September 30, 2013 compared to the same period in 2012. While the average balances where lower, especially in the level of average time deposits, the Company experienced an increase in borrowings which partially offset the interest reduction due to the decrease in average time deposits. Overall volume related interest expense decreased by just $6,000. Average time deposit balances were down $3,625,000 (3.6%) during the first nine months of 2013 compared to the first nine months of 2012 and borrowings increased by $1,343,000 (8.5%) during the same time period. The increased borrowing resulted from the Company locking in some low-cost and long term funding. The decrease in interest expense was primarily the result of lower rates, which accounted for a $305,000 decrease in interest expense for the nine-month period September 30, 2013. Rates paid on interest-bearing liabilities decreased 12 basis points from 0.56% for the first nine months of 2012 to 0.44% for the first nine months of 2013.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
Three Months Ended September 30,	2013			2012

(Taxable Equivalent Basis)	Avg		Avg	Avg		Avg
(dollars in thousands)	Balance	Interest	Yield (4)	Balance	Interest	Yield (4)

Assets
Earning assets:
Loans and leases (1)	$252,243	$3,541	5.57%	$277,793	$4,101	5.87%
Taxable investment Securities	234,714	1,004	1.70%	198,106	1,007	2.02%
Tax-exempt investment securities (2)	28,004	282	4.00%	29,806	304	4.06%
Corporate stock (2)	38	1	10.44%	10	—	—
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	1,000	1	0.40%	1,000	2	0.80%
Total earning assets	515,999	4,829	3.71%	506,715	5,414	4.25%
Cash & due from banks	32,045			41,054
Other assets	45,410			49,974
Allowance for loan & lease losses	(5,735)			(6,283)
	$587,719			$591,460

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$186,685	113	0.24%	$183,189	155	0.34%
Savings	51,726	13	0.10%	51,726	28	0.22%
Time deposits	95,409	160	0.67%	100,202	212	0.84%
Other borrowings	16,103	75	1.85%	17,609	75	1.69%
Total interest bearing liabilities	349,923	361	0.41%	352,726	470	0.53%
Noninterest bearing demand deposits	143,607			139,645
Other liabilities	5,864			6,085
Total liabilities	499,394			498,456
Shareholders’ equity	88,325			93,004
	$587,719			$591,460
Net interest income & margin (3)		$4,468	3.44%		$4,944	3.88%

(1)	Loan interest includes loan fees of $40,000 and $4,000, respectively, during the three months ended September 30, 2013 and September 30, 2012. Average loan balances include non-performing loans.

(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2013 and 2012.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in the period (92 days) and annualized to actual days in the year (365 days for 2013 and 366 days for 2012).
34

Nine Months Ended September 30,	2013			2012
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$252,129	$10,699	5.67%	$287,552	$12,655	5.88%
Taxable investment securities	221,724	2,597	1.57%	188,828	2,828	2.00%
Tax-exempt investment securities (2)	29,100	870	4.00%	29,390	902	4.10%
Corporate stock (2)	32	12	50.14%	9	4	59.37%
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	864	2	0.31%	1,051	8	1.02%
Total earning assets	503,849	14,180	3.76%	506,830	16,397	4.32%
Cash & due from banks	39,682			37,360
Other assets	48,093			47,626
Allowance for loan & lease losses	(5,857)			(6,531)
	$585,767			$585,285

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$182,022	361	0.27%	$182,833	517	0.38%
Savings	51,124	55	0.14%	50,480	88	0.23%
Time deposits	96,385	502	0.70%	100,010	643	0.86%
Other borrowings	17,084	225	1.76%	15,741	206	1.75%
Total interest-bearing liabilities	346,615	1,143	0.44%	349,064	1,454	0.56%
Noninterest-bearing demand deposits	142,351			136,354
Other liabilities	5,912			6,230
Total liabilities	494,878			491,648
Shareholders’ equity	90,889			93,637
	$585,767			$585,285
Net interest income & margin (3)		$13,037	3.46%		$14,943	3.94%

(1)	Loan interest includes loan fees of $113,000 and $7,000, respectively, during the nine months ended September 30, 2013 and September 30, 2012. Average loan balances include non-performing loans.

(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2013 and 2012.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in the period (273 days in 2013 and 274 in 2012) and annualized to actual days in the year (365 days for 2013 and 366 days for 2012).
35

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended September 30, 2013 over 2012 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$(377)	$(183)	$(560)
Taxable investment securities	186	(189)	(3)
Tax exempt investment securities (3)	(18)	(4)	(22)
Corporate stock	—	1	1
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	(1)	(1)
Total	(209)	(376)	(585)
Interest-bearing liabilities:
Interest checking and money market	3	(45)	(42)
Savings deposits	—	(15)	(15)
Time deposits	(11)	(41)	(52)
Other borrowings	(7)	7	—
Total	(15)	(94)	(109)
Interest differential	$(194)	$(282)	$(476)

Nine Months Ended September 30, 2013 over 2012 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$(1,559)	$(397)	$(1,956)
Taxable investment securities	493	(724)	(231)
Tax exempt investment securities (3)	(9)	(23)	(32)
Corporate stock	10	(2)	8
Federal funds sold	—	—	—
Interest-bearing deposits in banks	(1)	(5)	(6)
Total	(1,066)	(1,151)	(2,217)
Interest-bearing liabilities:
Interest checking and money market	(2)	(154)	(156)
Savings deposits	1	(34)	(33)
Time deposits	(23)	(118)	(141)
Other borrowings	18	1	19
Total	(6)	(305)	(311)
Interest differential	$(1,060)	$(846)	$(1,906)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)	Loan fees of $40,000 and $4,000, respectively, during the three months ended September 30, 2013 and September 30, 2012, and loan fees of $113,000 and $7,000, respectively, during the nine months ended September 30, 2013 and September 30, 2012, have been included in the interest income computation.

(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2013 and 2012.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company did not provide any provisions for loan and lease losses for the third quarter of 2013 as compared to $410,000 for the third quarter of 2012. Net loan and lease losses for the three months ended September 30, 2013 were $113,000 or 0.18% (on an annualized basis) of average loans and leases as compared to $677,000 or 0.97% (on an annualized basis) of average loans and leases for the three months ended September 30, 2012. For the first nine months of 2013, the Company made provisions for loan and lease losses of $200,000 and net loan and lease losses were $414,000 or 0.22% (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $1,365,000 and net loan and lease losses of $2,472,000 for the first nine months of 2012 or 1.15% (on an annualized basis) of average loans and leases outstanding. The allowance for loan and lease losses (“ALLL”) has decreased in 2013 due to specific reserves being charged against the ALLL and the reduction in the level of nonperforming loans and leases. While the level of nonperforming loans and leases has decreased, there remains a challenging economy in the Company’s market areas and in the United States, in general. This may potentially negatively impact the Company’s borrowers and as a result the Company has maintained the ALLL at a level that is higher than the long-term historical averages. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service charges on deposit accounts	$140	$173	$438	$563
Gain on sale/call of securities	16	1	19	76
Merchant fee income	113	141	331	404
Bank owned life insurance	56	68	297	200
Income from OREO properties	79	261	242	653
Other	58	68	208	203
Total noninterest income	$462	$712	$1,535	$2,099

Noninterest income decreased $250,000 (35.1%) to $462,000 for the three months ended September 30, 2013 as compared to $712,000 for the three months ended September 30, 2012. The decrease from the third quarter of 2012 to the third quarter of 2013 was primarily related to lower service charges on deposit accounts and lower rents received on properties obtained through foreclosure. For the third quarter of 2013, service charges on deposit accounts were $140,000 compared to $173,000 in the third quarter of 2012 and rental income was $79,000 compared to $261,000 in the third quarter of 2012. The decrease in service charges is primarily related to lower fees collected on checks drawn on insufficient funds and the decrease in income from the rental properties results primarily from lower rents received from foreclosed office buildings, as the Company has been able to sell many of the properties. For the nine months ended September 30, 2013, noninterest income decreased $564,000 (26.9%) to $1,535,000. The decrease from the first nine months of 2012 compared to the same period in 2013 was also related to lower service charges and lower rents received on properties obtained through foreclosure. In addition, gains on sale of investment securities decreased from $76,000 in 2012 to $19,000 in 2013 as the Company sold fewer investment securities during 2013. These decreases were partially offset by higher income from bank owned life insurance, primarily from death benefit proceeds of a life insurance policy on a former director, resulting in tax-free income of $118,000.

Noninterest Expense

Noninterest expense decreased $683,000 (16.2%) to a total of $3,536,000 in the third quarter of 2013 compared to $4,219,000 in the third quarter of 2012. Salary and employee benefits expense decreased $84,000 (4.0%) from $2,104,000 during the third quarter of 2012 to $2,020,000 during the third quarter of 2013. Salaries decreased $148,000 (9.3%) from $1,594,000 in the third quarter of 2012 to $1,446,000 in the third quarter of 2013 as a result of a lower number of employees. Average full-time equivalent employees decreased from 116 during the third quarter of 2012 to 101 during the third quarter of 2013. This decrease was partially offset by an increase in the incentive accrual, which increased from $20,000 in the third quarter of 2012 to $131,000 in the third quarter of 2013, primarily due to an increase in the Company’s net income in relationship to targeted net income. These incentive accruals are estimates based on full year results and will be adjusted before the end of the year when actual results are known. On a quarter-over-quarter basis, occupancy expense increased $2,000 and furniture and equipment expense decreased $20,000. FDIC assessments decreased $31,000 (22.1%) during the third quarter of 2013 to $109,000, from $140,000 in the third quarter of 2012. OREO related expenses decreased $436,000 (76.1%) during the third quarter of 2013 to $137,000, from $573,000 in the third quarter of 2012. Other expenses decreased $114,000 (12.8%) to a total of $775,000 in the third quarter of 2013 compared to $889,000 in the third quarter of 2012. The decrease in the FDIC assessments is due in part to overall improvement in the credit quality of the Company’s balance sheet. The FDIC assessments are calculated on a risk-based approach. The primary reason for the decrease in OREO related expenses is due to the sale of a number of properties, including office buildings which have high operating expenses. The primary decreases in other expenses relates to a decrease in expenses related to amortization of intangible assets, which decreased from $50,000 in the third quarter of 2012 to zero in the third quarter of 2013 as the intangible asset became fully depreciated in 2012 and professional fees decreased $44,000 from $251,000 in the third quarter of 2012 to $207,000 in the third quarter of 2013, due in part to lower legal and other professional services to resolve problem loans. The fully taxable equivalent efficiency ratio, excluding the amortization of intangible assets, for the third quarter of 2013 decreased to 71.7% from 73.7% for the third quarter of 2012.

Noninterest expense for the nine-month period ended September 30, 2013 was $11,150,000 compared to $12,382,000 for the same period in 2012 for a decrease of $1,232,000 (9.9%). Salaries and benefits expense increased $74,000 (1.2%) from $6,339,000 for the nine months ended September 30, 2012 to $6,413,000 for the same period in 2013. Salaries decreased $113,000 (2.4%) from $4,709,000 in 2012 to $4,596,000 in 2013 and incentive accruals increased $225,000, from $119,000 in 2012 to $344,000 in 2013. Occupancy expense increased $4,000 and furniture and equipment expense decreased $27,000. FDIC assessments decreased $202,000 (47.9%) during 2013 to $220,000, from $422,000 in 2012. OREO related expenses decreased $778,000 (55.0%) during 2013 to $637,000, from $1,415,000 in 2012 and the decrease is related to a lower a number of OREO properties. Other expenses decreased $303,000 (11.2%) from $2,707,000 for the nine months ended September 30, 2012 to $2,404,000 for the same period in 2013. The decrease in other expenses results from the Company’s focus on reducing controllable expenses and a reduction in professional fees and expenses related to amortization of intangible assets. Professional expenses, which include legal expenses, are down $95,000 (12.8%), from $741,000 in 2012 to $646,000 in 2013 and the expense related to the amortization of intangible assets decreased from $149,000 during 2012 to zero in 2013.

The fully taxable equivalent efficiency ratio, excluding the amortization of intangible assets, for the first nine months of 2013 was 76.5% as compared to 71.8% in the same period of 2012. This increase in the efficiency ratio is related to a decrease in net interest income.

Provision for Income Taxes

Federal and state income taxes for the quarter ended September 30, 2013 increased from $167,000 in the third quarter of 2012 to $429,000 in the third quarter of 2013. The combined federal and state effective tax rate for the quarter ended September 30, 2013 was 32.2%, an increase from 17.6% for the third quarter of 2012. For the nine months ended September 30, 2013, the provision for income taxes increased to $834,000 from $729,000 for the nine months ended September 30, 2012 and the combined federal and state effective tax rate was 27.8% for the nine months ended September 30, 2013 compared to 23.8% for the nine months ended September 30, 2012. The lower tax expense and lower effective tax rate in 2012 resulted from the normal tax benefits such as the benefits of tax-free income related to municipal bonds and bank owned life insurance, but also in the third quarter of 2012, the Company began recognizing the benefits of Enterprise Zone credits on its State tax return. This was the first time the Company took advantage of the hiring credit and the sales and use tax credit offered under the California Enterprise Zone program. In the third quarter of 2012, the Company realized a significant portion of the credit available for 2012.

Balance Sheet Analysis

The Company’s total assets were $602,241,000 at September 30, 2013 as compared to $596,389,000 at December 31, 2012, representing an increase of $5,852,000 (1.0%). The average assets for the three months ended September 30, 2013 were $587,719,000, which represents a decrease of $3,741,000 or 0.6% compared to the balance of $591,460,000 during the three-month period ended September 30, 2012. The average assets for the nine months ended September 30, 2013 were $585,767,000, which represents a slight increase from the average balance of $585,285,000 during the nine-month period ended September 30, 2012.

Investment Securities

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on September 30, 2013 and December 31, 2012.

Table Five: Investment Securities Composition
(dollars in thousands)
Available-for-sale (at fair value)	September 30, 2013	December 31, 2012
Debt securities:
Mortgage-backed securities	$239,812	$200,515
Obligations of states and political subdivisions	27,114	29,656
Corporate bonds	1,581	1,594
Corporate stock	107	74
Total available-for-sale investment securities	$268,614	$231,839
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$1,303	$2,117
Total held-to-maturity investment securities	$1,303	$2,117

Net unrealized gains on available-for-sale investment securities totaling $1,704,000 were recorded, net of $1,136,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2013 and net unrealized gains on available-for-sale investment securities totaling $4,285,000 were recorded, net of $2,857,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2012.

Management periodically evaluates each investment security in a loss position for other than temporary impairment relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be until maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities. Therefore, management does not consider these investments to be other-than-temporarily impaired.

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $38 million in new loans during the first nine months of 2013. Normal pay downs, loan charge-offs, and loans transferred to OREO resulted in a net decrease in total loans and leases of $2.4 million (0.9%) from December 31, 2012. The markets in which the Company operates are seeing marginal new loan volume, but during 2013 some existing borrowers have continued to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of September 30, 2013 and December 31, 2012.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	September 30, 2013		December 31, 2012		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$24,606	10%	$30,811	12%	$(6,205)	(20.1%)
Real estate
Commercial	182,540	71%	180,126	70%	2,414	1.3%
Multi-family	11,847	5%	9,155	3%	2,692	29.4%
Construction	7,856	3%	6,918	3%	938	13.6%
Residential	18,350	7%	17,701	7%	649	3.7%
Lease financing receivable	1,040	0%	1,509	1%	(469)	(31.1%)
Agriculture	3,123	1%	3,340	1%	(217)	(6.5%)
Consumer	6,176	3%	8,569	3%	(2,393)	(27.9%)
Total loans and leases	255,538	100%	258,129	100%	(2,591)	(1.0%)
Deferred loan and lease fees, net	(241)		(230)		(11)
Allowance for loan and lease losses	(5,567)		(5,781)		214
Total net loans and leases	$249,730		$252,118		$(2,388)	(0.9%)

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at September 30, 2013 and December 31, 2012.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated (i) in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; (ii) in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and (iii) in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company has recently entered the Santa Clara County market with a loan production office in Campbell. The economy of Santa Clara County is diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 86% of the Company’s loan and lease portfolio at September 30, 2013, an increase from 83% at December 31, 2012. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At September 30, 2013, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $4,847,000 or 1.90% of total loans and leases. The $4,847,000 in nonperforming loans and leases was made up of 18 loans. Nine of those loans totaling $1,167,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $5,474,000 or 2.12% of total loans and leases at December 31, 2012. Specific reserves of $801,000 were held on the nonperforming loans at September 30, 2013 and specific reserves of $528,000 were held on the nonperforming loans at December 31, 2012.

At December 31, 2012, the Company’s nonperforming loans included eleven real estate loans totaling $2,897,000; ten commercial loans totaling $2,352,000; five consumer loans totaling $222,000; and one lease totaling $3,000. During the first quarter of 2013, one property, with a loan in the amount of $432,000, was moved to other real estate owned (“OREO”), two loans incurred charge-offs in the amount of $48,000 and one loan in the amount of $1,000 was paid off. The Company also collected approximately $182,000 in principal paydowns.  The overall level of nonperforming loans decreased $663,000 (12.1%) to $4,811,000 at March 31, 2013 compared to $5,474,000 at December 31, 2012.

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

At June 30, 2013, the Company had nonperforming loans and leases consisting of nine real estate loans totaling $3,455,000; seven commercial loans totaling $1,744,000 and four consumer loans totaling $165,000. During the third quarter of 2013,a single loan was placed on non-accrual and then charged off in the amount of $29,000, a single loan in the amount of $195,000 was paid off from the sale of the property and a single loan in the amount of $173,000 was placed into OREO. The Company charged off a single loan in the amount of $120,000 and collected approximately $29,000 in principal paydowns. The overall level of nonperforming loans decreased $517,000 (9.6%) to $4,847,000 at September 30, 2013 compared to $5,364,000 at June 30, 2013.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of September 30, 2013. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2013, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company.

Table Seven below sets forth nonaccrual loans as of September 30, 2013 and December 31, 2012. There were no loans past due 90 days or more and still accruing as of the dates below.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	September 30,	December 31,
	2013	2012
Commercial	1,730	2,352
Real estate	2,955	2,897
Lease financing receivable	—	3
Agriculture	—	—
Consumer	162	222
Total nonperforming loans	$4,847	$5,474

The net interest due on nonaccrual loans and leases but excluded from interest income was $101,000 for the three months ended September 30, 2013, compared to foregone interest of $129,000 during three months ended September 30, 2012. The net interest due on nonaccrual loans and leases but excluded from interest income was $269,000 for the nine months ended September 30, 2013, compared to foregone interest of $601,000 during nine months ended September 30, 2012.

Impaired Loans and Leases

The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan or lease agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan or lease discounted at the loan’s or lease’s original effective interest rate, (ii) the observable market price of the impaired loan or lease, or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans or leases that are collectively evaluated for credit risk. In assessing whether a loan or lease is impaired, the Company typically reviews loans or leases graded substandard or lower with outstanding principal balances in excess of $100,000, as well as, loans considered troubled debt restructures with outstanding principal balances in excess of $25,000. The Company identifies troubled debt restructures by reviewing each renewal, modification, or extension of a loan with a screening document.  This document is designed to identify any characteristic of such a loan that would qualify it as a troubled debt restructure.  If the characteristics are not present that would qualify a loan as a troubled debt restructure, it is deemed to be a modification.

At September 30, 2013, the recorded investment in loans and leases that were considered to be impaired totaled $28,672,000, which includes $23,897,000 in performing loans and leases. Of the total impaired loans of $28,672,000, loans totaling $12,530,000 were deemed to require no specific reserve and loans totaling $16,142,000 were deemed to require a related valuation allowance of $1,837,000. Of the $12,530,000 impaired loans that did not carry a specific reserve there were $311,000 in loans or leases that had previous partial charge-offs and $12,219,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $26,553,000 at December 31, 2012. Of the total impaired loans of $26,553,000, loans totaling $12,430,000 were deemed to require no specific reserve and loans totaling $14,123,000 were deemed to require a related valuation allowance of $1,595,000.

The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer.  In the third quarter of 2013, the Company had net charge-offs of $113,000 with no added provision. In the third quarter of 2012, the Company had net charge-offs of $677,000 with a provision of $410,000.

At September 30, 2013, there were 24 loans and leases totaling $7,990,000, that are considered troubled debt restructures (“TDR”) that have a specific reserves totaling $980,000. Of these TDRs, there were 13 loans and leases that were modified and are currently performing (less than ninety days past due) totaling $4,938,000 and 11 loans and leases that are considered nonperforming (and included in Table Seven above), totaling $3,052,000. As of September 30, 2013, of the 24 TDRs, there were 10 extensions, eight rate reductions, five changes in terms, and one term out.  All were performing as agreed except for two extensions and three changes in terms.  The Company generally requires TDRs that are on non-accrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

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

The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management’s judgment after consideration of numerous factors including, but not limited to: (i) local and regional economic conditions, (ii) the financial condition of the borrowers, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans and leases which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x)  assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrowers’ business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

The ALLL totaled $5,567,000 or 2.18% of total loans and leases at September 30, 2013 compared to $5,781,000 or 2.24% of total loans and leases at December 31, 2012. The Company establishes general and specific reserves in accordance with the generally accepted accounting principles. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of non-performing loans and leases was 114.9% at September 30, 2013 and 105.6% at December 31, 2012. The allowance for loans and leases as a percentage of impaired loans and leases was 27.9% at September 30, 2013 and 21.8% at December 31, 2012. Of the total non-performing and impaired loans and leases outstanding as of September 30, 2013, there were $2,831,000 in loans or leases that had been reduced by partial charge-offs of $607,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

 The Company’s policy with regard to loan or lease charge-offs continues to be that a loan or lease is charged off against the ALLL when management believes that the collectability of the principal is unlikely. Generally, a loan or lease is charged off, or partially charged off, when estimated losses related to impaired loans and leases are identified. If the loan is collateralized by real estate the impaired portion will be charged off to the ALLL unless the loan or lease is in the process of collection, in which case a specific reserve may be warranted. If the collateral is other than real estate the Company will typically charge-off the impaired portion of a loan or lease, unless the loan or lease is in the process of collection, in which case a specific reserve may be warranted. Table Eight below summarizes, for the periods indicated, the activity in the ALLL.

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Average loans and leases outstanding	$252,243	$277,793	$252,129	$287,552

Allowance for loan and lease losses at beginning of period	$5,680	$6,201	$5,781	$7,041

Loans and leases charged off:
Commercial	(28)	(151)	(39)	(302)
Real estate	(141)	(628)	(534)	(1,676)
Lease financing receivable	—	(1)	—	(9)
Agriculture	—	—	—	(202)
Consumer	—	(2)	(5)	(494)
Total	(169)	(782)	(578)	(2,683)
Recoveries of loans and leases previously charged off:
Commercial	3	15	100	15
Real estate	53	71	64	161
Lease financing receivable	—	—	—	6
Agriculture	—	—	—	—
Consumer	—	19	—	29
Total	56	105	164	211
Net loans and leases charged off	(113)	(677)	(414)	(2,472)
Additions to allowance charged to operating expenses	—	410	200	1,365
Allowance for loan and lease losses at end of period	$5,567	$5,934	$5,567	$5,934
Ratio of net charge-offs to average loans and leases outstanding (annualized)	0.18%	0.97%	0.22%	1.15%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.00%	0.59%	0.11%	0.63%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.18%	2.15%	2.18%	2.15%

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

Other Real Estate Owned

At September 30, 2013, the Company had nine OREO properties totaling $5,624,000. This compares to 20 properties totaling $12,237,000 at December 31, 2012 and 23 properties totaling $13,681,000 at September 30, 2012. During the third quarter of 2013, the Company sold six properties with balances of $2,526,000 for a gain of $115,000 and added a single property with a net book value of $173,000. The September 30, 2013 OREO balance of $5,624,000 consists of nine properties including two commercial real estate properties in the total amount of $2,589,000, four commercial land properties in the total amount of $1,715,000, two residential land properties in the amount of $1,147,000 and one residential real estate property in the amount of $173,000.

The Company periodically obtains property valuations as part of the process of determining whether the recorded book value represents fair value. During the third quarter of 2013, this valuation process resulted in the Company reducing the book value of the OREO properties by $10,000. At September 30, 2013, there was an OREO valuation reserve of $133,000. This compares to a reserve balance of $40,000 at September 30, 2012 and $175,000 at December 31, 2012. The Company believes that all nine OREO properties owned at September 30, 2013 are carried approximately at fair value.

Deposits

At September 30, 2013, total deposits were $490,584,000 representing a $12,328,000 (2.6%) increase from the December 31, 2012 balance of $478,256,000. The Company’s deposit growth plan for 2013 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. The Company experienced increases in interest-bearing checking ($8,264,000 or 16.2%), money market ($13,587,000 or 16.2%), and savings ($527,000 or 1.0%) and decreases in noninterest-bearing demand ($6,528,000 or 4.3%) and time deposit ($3,522,000 or 3.6%) accounts, during the first nine months of 2013. The primary reason for the decrease in noninterest-bearing demand deposits is related to deposit holders utilizing their liquid deposits to purchase real estate and/or pay off existing real estate loans.

Other Borrowed Funds

Other borrowings outstanding as of September 30, 2013 and December 31, 2012, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	September 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$8,000	2.15%	$2,000	0.67%
Long-term borrowings:
FHLB advances	$8,000	1.47%	$16,000	1.81%

The maximum amount of short-term borrowings at any month-end during the first nine months of 2013 and 2012 was $8,000,000 and $2,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

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

At September 30, 2013, shareholders’ equity was $89,771,000, representing a decrease of $4,223,000 (4.5%) from $93,994,000 at December 31, 2012. The decrease results from repurchases of common stock and the decrease in other comprehensive income exceeding the additions from net income for the period and the stock based compensation. See Part II, Item 2, for additional disclosure regarding the 2013 Stock Repurchase Program.

Table Ten below lists the Company’s actual capital ratios at September 30, 2013 and December 31, 2012 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At September 30, 2013	At December 31, 2012	Minimum Regulatory Capital Requirements
Leverage	12.6%	12.8%	4.00%

Tier 1 Risk-Based Capital	23.4%	23.9%	4.00%

Total Risk-Based Capital	24.6%	25.1%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of September 30, 2013 and December 31, 2012.

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

Assuming the interim final rules were in effect at September 30, 2013 and based upon the Company’s capital position at September 30, 2013, management believes that the Company and American River Bank would be in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement, of the interim final rules.

On December 17, 2009, the Company filed a Current Report with the SEC on Form 8-K announcing the completion of an offering of approximately $24 million of its common stock. Effective July 27, 2009, the Company temporarily suspended both the payment of cash dividends and stock repurchases. On December 20, 2012, the Company approved and authorized a stock repurchase program for 2013 (the “2013 Program”). See “Part II, Other Information, Item 2,” for additional disclosure regarding the 2013 Program.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2013 and 2012.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2013 were approximately $22,565,000 and $6,431,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2013, consolidated liquid assets totaled $236.2 million or 39.2% of total assets compared to $216.5 million or 36.3% of total assets on December 31, 2012. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At September 30, 2013, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At September 30, 2013, the Bank could have arranged for up to $86,416,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2013, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $23,500,000, leaving $62,916,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At September 30, 2013, the Company’s borrowing capacity at the Federal Reserve Bank was $20,762,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2013 and December 31, 2012, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $28,996,000 and $33,025,000 at September 30, 2013 and December 31, 2012, respectively. As a percentage of net loans and leases these off-balance sheet items represent 11.6% and 13.1%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its loan, investment and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. The Company has an Enterprise Risk Management Committee, made up of Company management that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, with specialized software built for this specific purpose for financial institutions, the Company is able to estimate the potential impact of changing interest rates on earnings, net interest margin and market value of equity. A balance sheet is prepared using detailed inputs of actual loans, securities and interest-bearing liabilities (i.e. deposits/borrowings). The balance sheet is processed using multiple interest rate scenarios. The scenarios include a rising rate forecast, a flat rate forecast and a falling rate forecast which take place within a one-year time frame. The net interest income is measured over a one and a two year periods assuming a gradual change in rates over the twelve-month horizon. The simulation modeling attempts to estimate changes in the Company’s net interest income utilizing a detailed current balance sheet.

After a review of the model results as of September 30, 2013, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended September 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2012, the Company approved and authorized a stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorized the repurchase during 2012 of up to 6% of the outstanding shares of the Company’s common stock, or approximately 593,500 shares. During 2012, the Company repurchased 575,389 shares of its common stock at an average price of $7.29 per share. On December 20, 2012, the Company approved and authorized a stock repurchase program for 2013 (the “2013 Program”). The 2013 Program authorizes the repurchase during 2013 of up to 10% of the outstanding shares of the Company’s common stock, or approximately 932,700 shares based on the 9,327,203 shares outstanding as of December 20, 2012. Any repurchases under the 2013 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2013 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2013 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2013 Program at any time without notice. During the first nine months of 2013, the Company repurchased 505,089 shares of its common stock at an average price of $7.68 per share.

The following table lists shares repurchased during the quarter ended September 30, 2013 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 July 1 through July 31, 2013	—	—	—	427,631
Month #2 August 1 through August 31, 2013	—	—	—	427,631
Month #3 September 1 through September 30, 2013	—	—	—	427,631
Total	—	—	—	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **
(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.
(10.3)	Lease agreement between American River Bank and Marjorie Wood Taylor, Trustee of the Marjorie Wood-Taylor Trust, dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California (**) and Amendment No. 2 thereto dated May 14, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 15, 2009.
(10.4)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.
*(10.5)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.6)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
52

(10.7)	Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
*(10.8)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.
*(10.9)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.10)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.11)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.12)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **
*(10.13)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.
(10.14)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.
*(10.15)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.16)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
(10.17)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
(10.18)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.
(10.19)	Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012.
53

*(10.20)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; and the Eight Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013.
*(10.21)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.22)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.23)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.24)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.25)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
(10.26)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.
(10.27)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.
(10.28)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.29)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
54

*(10.30)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.31)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.
*(10.32)	Employment Agreement dated February 1, 2012, between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 8, 2012.
(10.33)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012.
*(10.34)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.
(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.
(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.
(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema****

101.CAL	XBRL Taxonomy Extension Calculation****

101.DEF	XBRL Taxonomy Extension Definition****

101.LAB	XBRL Taxonomy Extension Label****

101.PRE	XBRL Taxonomy Extension Presentation****

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

55

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

November 7, 2013	By: /s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

November 7, 2013	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
56

EXHIBIT INDEX

Exhibit Number	Description	Page

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	58

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	59

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	60
57