Form 10-K
period 2013-12-31
AMERICAN RIVER BANKSHARES
filed 2014-02-28
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No. 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization

3100 Zinfandel Drive, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code 916-851-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, no par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $66,455,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 26, 2014, the registrant’s no par value Common Stock totaled 8,188,409 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2014 annual meeting of shareholders.

AMERICAN RIVER BANKSHARES

INDEX TO
ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2013

PART I

Item 1. Business.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

●	the duration of financial and economic instability and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system;

●	the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

●	variances in the actual versus projected growth in assets and return on assets;

●	potential continued or increasing loan and lease losses;

●	potential increasing levels of expenses associated with resolving nonperforming assets as well as regulatory changes;

●	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;

●	competitive effects;

●	potential declines in fee and other noninterest income earned associated with economic factors as well as regulatory changes;

●	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;

●	changes in the regulatory environment including government intervention in the U.S. financial system;

●	changes in business conditions and inflation;

●	changes in securities markets, public debt markets, and other capital markets;

●	potential data processing and other operational systems failures or fraud;

●	potential decline in real estate values in our operating markets;

●	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications;

●	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;

●	projected business increases following any future strategic expansion could be lower than expected;

●	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;

●	the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

●	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized; and

●	downgrades in the credit rating of the United States by credit rating agencies.
3

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

American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates four full service offices in Sacramento County including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices in Sacramento and Fair Oaks; one full service office in Placer County, located in Roseville; two full service offices in Sonoma County in Healdsburg and Santa Rosa; and three full service offices in Amador County in Jackson, Pioneer, and Ione. In addition, American River Bank operates two loan production offices located in Alameda and Santa Clara counties. In 2000, North Coast Bank was acquired by the Company as a separate bank subsidiary. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank. On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Bank of Amador was merged with and into American River Bank.

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

At December 31, 2013, the Company had consolidated assets of $593 million, deposits of $484 million and shareholders’ equity of $87 million.

General

The Company is a regional bank holding company headquartered in Sacramento, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. In addition, during 2013, the Company opened two loan production offices in Alameda and Contra Costa Counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from interest and fees on loans and leases, interest on investments (principally government securities), and Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2013, these sources comprised 75.2%, 24.8%, and zero, respectively, of the Company’s interest income.

American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

As of December 31, 2013 and December 31, 2012, American River Bank held $29,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000 insured by the FDIC.

Based upon the most recent information made available by the FDIC through June 30, 2013, American River Bank competes with approximately 35 other banking or savings institutions in Sacramento County, 29 in Placer County, 19 in Sonoma County and 6 in Amador County. American River Bank’s market share of FDIC insured deposits in the service areas of Sacramento County was 1.1%, in Placer County was approximately 0.6%, in Sonoma County was approximately 0.4%, and in Amador County was approximately 14.8% (based upon the most recent information made available by the FDIC through June 30, 2013).

Employees

At December 31, 2013, the Company and its subsidiaries employed 101 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

American River Bank is licensed by the California Commissioner of the Department of Business Oversight (the “Commissioner”), and its deposits are insured by the FDIC up to the applicable legal limits. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  American River Bank has chosen not to become a member of the Federal Reserve System. Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank’s business and condition, including its capital ratios, allowance for possible loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. American River Bankshares and American River Bank are required to file reports with the Board of Governors, the Commissioner, and the FDIC and provide any additional information that the Board of Governors, the Commissioner, and the FDIC may require.

On July 3, 2012, the California Legislature approved and adopted a reorganization plan proposed by Governor Jerry Brown that would restructure the California government with the goal of achieving more efficient, streamlined and cost-effective government. As part of the reorganization plan, the California Department of Financial Institutions (“DFI”) and the California Department of Corporations (“DOC”) was merged into a newly created Department of Business Oversight (“DBO”) with a single commissioner in charge of the DBO. Effective July 1, 2013, the former DFI and DOC became the Division of Financial Institutions and the Division of Corporations, respectively, under the DBO. It is uncertain what effect such reorganization plan may have upon regulation of American River Bank in the future.

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

Effective January 1, 2015, the risk-based capital regulations are amended to the extent described below in “Basel III - New Capital and Prompt Corrective Action Regulations.”

Basel III – New Capital and Prompt Corrective Action Regulations. In July 2013, the federal bank regulatory agencies issued interim final rules that revise and replace the current risk-based capital requirements in order to implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Basel III reforms reflected in the final rules include an increase in the risk-based capital requirements and certain changes to capital components and the calculation of risk-weighted assets.

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

Assuming the interim final rules were in effect at December 31, 2013 and based upon the Company’s capital position at December 31, 2013, management believes that the Company and American River Bank would be in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement, of the interim final rules.

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

Effective January 1, 2015, the prompt corrective action regulations are amended to the extent described above in “Basel III – New Capital and Prompt Corrective Action Regulations.”

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

Competition

Competitive Data

American River Bank. At June 30, 2013, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 196 offices in the cities of Fair Oaks, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its 5 Sacramento area offices, 59 offices in the cities of Healdsburg and Santa Rosa, California, where American River Bank has its 2 Sonoma County offices, and 3 offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its 3 Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is not authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2013, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $13,889,000 on an unsecured basis and $23,149,000 on a fully secured basis based on capital and allowable reserves of $92,595,000.

American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2013, there were 233 operating commercial and savings bank offices in Sacramento County with total deposits of $23,210,056,000. This was an increase of $1,318,443,000 compared to the June 30, 2012 balances. American River Bank held a total of $243,289,000 in deposits, representing approximately 1.1% of total commercial and savings banks deposits in Sacramento County as of June 30, 2013.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2013, there were 113 operating commercial and savings bank offices in Placer County with total deposits of $9,636,035,000. This was an increase of $1,910,683,000 over the June 30, 2012 balances. American River Bank held a total of $57,237,000 in deposits, representing approximately 0.6% of total commercial and savings banks deposits in Placer County as of June 30, 2013.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2013, there were 129 operating commercial and savings bank offices in Sonoma County with total deposits of $10,412,171,000. This was an increase of $419,266,000 compared to the June 30, 2012 balances. American River Bank held a total of $76,537,000 in deposits, representing approximately 0.7% of total commercial and savings banks deposits in Sonoma County as of June 30, 2013.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2013, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $616,767,000. This was an increase of $15,304,000 compared to the June 30, 2012 balances. American River Bank held a total of $91,074,000 in deposits, representing approximately 14.8% of total commercial and savings bank deposits in Amador County as of June 30, 2013.

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

On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Act that provided for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage was available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. This unlimited insurance coverage was not extended and terminated on December 31, 2012. The $250,000 maximum deposit insurance amount per depositor remains in effect.

On December 16, 2008, the FDIC approved an earlier proposed seven basis point rate increase for the first quarter 2009 assessment period effective January 1, 2009 as part of the Deposit Insurance Fund (“DIF”) restoration plan to achieve a minimum Designated Reserve Ratio (“DRR”) of 1.15 percent within five years.  In addition, the FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009.  The changes to the assessment system involved adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.  The revisions effectively resulted in a range of possible assessments under the risk-based system of 7 to 77.5 basis points.  Depending on any future losses that the FDIC DIF may suffer due to failed institutions, additional significant premium increases might occur in order to replenish the DIF.  The FDIC also imposed a special assessment of 5 basis points on all insured institutions.  This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009 and paid on September 30, 2009.  Based on our June 30, 2009 assets subject to the FDIC assessment, the Bank was assessed approximately $253,000 for the special assessment.  On November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012.  This prepaid amount for the Bank was $3,886,000. In June 2013, based upon the final risk-based assessments for 2010, 2011 and 2012, the Company received a refund of $1,465,000 from the FDIC of the unused amount of the estimated prepaid quarterly risk-based assessments.

The Dodd-Frank Act signed into law on July 21, 2010 also established a minimum DRR of 1.35 percent of estimated insured deposits.  The Act also mandates that the FDIC adopt a restoration plan should the DIF balance fall below 1.35 percent and provides for dividends to financial institutions should the DIF balance exceed 1.50 percent.  On February 7, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act; makes changes to insurance premium assessment rates; implements DIF dividend provisions; and revises the risk-based assessment system for large insured depository institutions (i.e., those institutions with at least $10 billion in total assets). In December 2010, the FDIC increased the DRR of the DIF to 2.0 percent effective January 1, 2011. In December 2010, the FDIC increased the DRR of the DIF to 2.0 percent effective January 1, 2011, which has remained in effect and was reaffirmed as the designated reserve ratio for 2014 by order of the FDIC on October 8, 2013.

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

Gramm-Leach-Bliley Act. In 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. The GLB Act eliminated most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which were established by The Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act permitted bank holding companies that could qualify as “financial holding companies” to acquire securities firms or create them as subsidiaries, and securities firms could acquire banks or start banking activities through a financial holding company. Prior to the GLB Act, banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The GLB Act removed these restrictions and substantially eliminated the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Consequently, the common ownership of banks, securities firms and insurance firms was possible, in addition to the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the GLB Act.

A bank holding company could qualify as a financial holding company if (i) its banking subsidiaries are “well capitalized” and “well managed” and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The Bank Holding Company Act was amended to permit financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies were also permitted to engage in activities that were complementary to financial activities if the Board of Governors determined that the activity did not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expanded upon the list of activities “closely related to banking” which have defined the permissible activities of bank holding companies under the Bank Holding Company Act. Neither Company nor American River Bank has determined whether or when to seek to acquire and exercise powers or activities under the GLB Act.

Volcker Rule. On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volcker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volcker Rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. Certain activities involving underwriting, risk mitigation hedging, and transactions on behalf of customers as a fiduciary or riskless principal are not prohibited proprietary trading, including purchases and sales of financial instruments which are either obligations of or issued or guaranteed by (i) the United States or agencies thereof; (ii) a State or political subdivision including municipal securities; or (iii) the FDIC. Notwithstanding these permissible activities, no such activities are permitted if they would (i) involve or result in a material conflict of interest between the banking entity and its clients, customers, or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to a high-risk asset or a high-risk trading strategy; or (iii) pose a threat to the safety and soundness of the banking entity or to the financial stability of the United States. The effective date of the final rule is delayed to July 21, 2015 in order to provide a transitional period for banking entities to conform their activities and policies to the final rule. Neither the Company nor American River Bank engages in activities prohibited by the Volcker Rule and we do not expect the Volcker Rule to have a material impact upon the Company or American River Bank.

Patriot Act. On October 26, 2001, President Bush signed the USA Patriot Act (the “Patriot Act”), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001“includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

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

Certain surveillance provisions of the Patriot Act were scheduled to expire, but were extended by President Bush. On May 26, 2011, President Obama signed a further four year extension of the surveillance provisions.

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

Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which responded to issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the SEC pursuant to the Act include the following:

●	Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

●	Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

●	Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.

●	Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

●	Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.

●	Disclosure of whether a company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.

●	Disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.”

●	A prohibition on insider trading during pension plan black-out periods.

●	Disclosure of off-balance sheet transactions.

●	A prohibition on personal loans to directors and officers.

●	Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.

●	Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report “up the ladder” to the audit committee, another board committee or the entire board of directors certain material violations.

●	Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.

●	Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as “accelerated filers” to a phased-in reduction of the filing deadline for Form 10-K reports and Form 10-Q reports.

●	Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.

●	Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

●	The requirement to report on internal controls over financial reporting in accordance with Section 404 of the Act.

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

Legislation to Stabilize Financial Markets

In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of the Treasury (the “U.S. Treasury”) and the federal financial institution regulatory agencies, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. Below is a description of various legislation intended to stabilize the United States financial markets which directly or indirectly may affect us.

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

American Recovery and Reinvestment Act. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury was required to promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that participated in the CPP under TARP. Since the Company determined not to participate in the CPP, the executive compensation restrictions and standards set forth in Section 7001 of the ARRA are not applicable to the Company.

 Term Asset-Backed Securities Loan Facility. On March 3, 2009, the U.S, Treasury and the Board of Governors announced the Term Asset-Backed Securities Loan Facility (the “TALF”). The TALF is one of the programs under the Financial Stability Plan announced by the U.S. Treasury on February 10, 2009. The TALF was intended to help stimulate the economy by increasing the availability of credit to businesses and consumers through loans facilitating securitization activities. The Federal Reserve Bank of New York (“FRBNY”) could loan up to $200 billion under the TALF to provide financing to investors, as support for purchases of certain highly-rated, asset-backed and commercial mortgage-backed securities consisting of certain loan asset classes including newly and recently originated consumer and small business loans and commercial mortgages. The FRBNY loaned approximately $71 billion under the TALF and ceased making new loans on June 30, 2010. The Company did not participate in the TALF.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in the financial system implemented by a newly created Financial Stability Oversight Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. The Dodd-Frank Act is expected to have a significant impact upon our business as its provisions are implemented over time. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect us.

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
18

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

Small Business Jobs Act of 2010/Small Business Lending Fund. On September 27, 2010, President Obama signed into law the Small Business Jobs Act of 2010 (the “SBJ Act”), which, among other matters, authorized the U.S. Treasury to buy up to $30 billion in preferred stock or subordinated debt issued by community banks (or their bank holding companies provided 90% of the funds received are downstreamed to the bank subsidiary) with assets less that $10 billion pursuant to the Small Business Lending Fund (the “SBLF”) created under the SBJ Act. Funds received as capital investments qualify as Tier 1 capital. The SBLF investments are intended to increase the availability of credit for small businesses and thereby induce the creation of jobs in support of economic recovery.

The participating banks (or bank holding companies) pay an annual dividend on the preferred stock or subordinated debt purchased by the U.S. Treasury in an amount which ranges between 5% and 1% during the initial measurement period of approximately two years determined by reducing the dividend rate 1% for every 2.5% increase in the bank’s small business lending up to a lending increase of 10%.  The dividend rate is adjusted quarterly during the initial period. If a participant’s lending activity does not increase in the initial period, the dividend rate increases thereafter to 7%. After 4.5 years, the dividend rate increases to 9%, until the SBLF funds are repaid. Participating banks in the SBLF were also permitted to use the SBLF funds they received to pay outstanding amounts due to the U.S. Treasury under the CPP and TARP. Many banks have repaid the U.S. Treasury CPP investment merely by transferring the investment to the SBLF.

On December 23, 2010, the federal banking agencies jointly issued guidance on underwriting standards for small business loans originated under the SBLF which require adherence to safe and sound credit standards and risk management processes. The Company did not participate in the SBLF.

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

Dramatic declines occurred in the housing market during the economic downturn resulting in falling home prices and a significant number of foreclosures. These circumstances along with unemployment and under-employment have negatively impacted the credit performance of our loan portfolio and resulted in significant write-downs of asset values. These asset write-downs have had a significant impact on the Company’s financial results and ratios, including our net income, earnings per share, return on average equity and return on average assets. Our net income decreased from $7,751,000 in 2008 to $1,586,000 in 2009 and $476,000 in 2010, then increased to $2,504,000 in 2011, $3,207,000 in 2012 and decreased slightly from 2012 to $3,057,000 in 2013. Our earnings per share decreased from $1.30 per share in 2008 to $0.26 per share in 2009 and $0.05 per share in 2010, then increased to $0.25 per share in 2011 and $0.34 per share in 2012 and 2013. Our return on average equity decreased from 12.39% in 2008 to 2.44% in 2009 and 0.53% in 2010, then increased to 2.74% in 2011, 3.42% in 2012 and decreased slightly from 2012 to 3.38% in 2013. Our return on average assets decreased from 1.32% in 2008 to 0.28% in 2009 and 0.08% in 2010, then increased to 0.43% in 2011, 0.55% in 2012, and 0.52% in 2013. While there were increases in our financial results and ratios in 2011, 2012 and 2013 compared to 2008 through 2010, the increases are below our historical averages and there is no guarantee that these increases will continue into the future, which could adversely affect our stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

●	Worsening economic conditions could adversely affect our business.

The economic conditions in the United States in general and within California and in our operating markets have not fully recovered from the recent economic downturn and may deteriorate. Unemployment nationwide and in California has increased significantly through the recent economic downturn and is anticipated to remain elevated for the foreseeable future. As of December 31, 2013, the unemployment rate nationwide was 6.7% compared to 7.9% at December 31, 2012, 8.5% at December 31, 2011, 9.4% at December 31, 2010, 9.9% at December 31, 2009, and 7.3% at December 31, 2008. As of December 31, 2013, the unemployment rate in California was 8.3% compared to 9.8% at December 31, 2012, 11.1% at December 31, 2011, 12.5% at December 31, 2010, 12.3% at December 31, 2009 and 8.7% at December 31, 2008. The unemployment rate in the Company’s primary markets of Sacramento, Sonoma, and Amador Counties was 7.7%, 5.7% and 9.0%, respectively, at December 31, 2013 compared to 9.8%, 7.7% and 11.0%, respectively, at December 31, 2012, 10.9%, 8.9% and 12.7%, respectively, at December 31, 2011, 12.7%, 10.0% and 13.4%, respectively, at December 31, 2010, 12.2%, 10.3% and 12.5%, respectively, at December 31, 2009, and 8.7%, 7.0% and 9.3%, respectively, at December 31, 2008. These unemployment statistics may not reflect the full extent of unemployment conditions nationwide, in California and in the Company’s primary operating markets due to the exclusion of statistics regarding the number of persons who are no longer seeking employment, among other statistical data. Availability of credit and consumer spending, real estate values, and consumer confidence have all been adversely affected. The credit, capital and liquidity problems that have confronted the U.S. financial system during the recent economic downturn have not been fully resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system. These conditions may not be fully resolved in the foreseeable future.

The Bank conducts banking operations principally in Northern California. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in Northern California. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California, and continued adverse economic conditions could have a material adverse effect upon us. In addition, California’s budgetary and fiscal difficulties during the recent economic downturn resulted in a reduction of the number of California government employees. The businesses operating in California and, in particular in the City of Sacramento, depend on the relationships with these government employees, and reduced spending activity by these government employees could have a material impact on the success or failure of these businesses, some of which are current customers or could become future customers of the Bank.

The market in which the Company operates continues to see a slowdown in new loan volume as existing and potential new borrowers continue to pay down debt and delay expansion plans. This reduction in loan volume has had an adverse effect upon our net interest margin and profitability. The economic conditions in the United States in general and in the State of California and within our operating markets may further deteriorate and such deterioration may materially and adversely affect our results of operations. A further deterioration in economic conditions locally, regionally or nationally could result in a further economic downturn in Northern California with the following consequences, any of which could further adversely affect our business:

●	loan delinquencies and defaults may increase;

●	problem assets and foreclosures may increase;

●	demand for loans and other products and services may decline;

●	low cost or noninterest bearing deposits may decrease;

●	collateral for loans may decline in value, in turn reducing clients’ borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans;

●	foreclosed assets may not be able to be sold;

●	volatile securities market conditions could adversely affect valuations of investment portfolio assets; and

●	reputational risk may increase due to public sentiment regarding the banking industry.

●	Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2013, our non-performing loans and leases were 0.77% of total loans and leases compared to 2.12% of total loans and leases at December 31, 2012, 4.46% at December 31, 2011, 6.52% at December 31, 2010, 5.46% at December 31, 2009 and 1.49% at December 31, 2008. At December 31, 2013, our non-performing assets (which include foreclosed real estate and repossessed assets) to total assets were 1.60% compared to 2.97% at December 31, 2012, 3.73% at December 31, 2011, 4.36% at December 31, 2010, 3.95% at December 31, 2009, and 1.49% at December 31, 2008. The allowance for loan and lease losses as a percentage of non-performing loans and leases was 270.1% as of December 31, 2013 compared to 105.6% as of December 31, 2012, 52.5% as of December 31, 2011, 33.6% at December 31, 2010, 37.7% at December 31, 2009 and 94.8% at December 31, 2008. While these non-performing loans and leases and non-performing assets may have decreased in 2013, the resulting ratios are below our historical averages and there is no guarantee that these decreases will continue into the future, which could adversely affect our stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

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

At December 31, 2013, $222.6 million, or 86.5% of our total loan and lease portfolio, consisted of real estate related loans. Of that amount, $184.2 million, or 82.7%, consisted of commercial real estate, $9.6 million, or 4.3% consisted of commercial and residential construction loans (including land acquisition and development loans) and $28.8 million, or 13.0%, consisted of residential mortgages and residential multi-family real estate. Substantially all of our real property collateral is located in our operating markets in Northern California. The deteriorating economic conditions in California and in our operating markets during the recent economic downturn has contributed to an overall decline in commercial and residential real estate values. A continuing substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.

At December 31, 2013, our residential construction loans (including land acquisition and development loans) were just $4.8 million, or 1.9% of our total loans and leases, and these loans were comprised of 4.6% owner-occupied loans and 95.4% non-owner-occupied loans. Construction, land acquisition and development lending involves additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, non-owner-occupied construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance and accrued interest related to the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

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

Federal regulatory agencies, as an integral part of the examination process, review the Bank’s loans and leases and allowance for loan and lease losses, as well as management’s policies and procedures for determining the adequacy of the allowance for loan and lease losses. We believe that our allowance for loan and lease losses policies are effective and that our allowance for loan and lease losses is adequate to cover current probable incurred losses. However, the Bank may have to further increase the allowance for loan and lease losses as a result of the effects of deterioration of economic conditions nationally and in the operating markets in which the Bank conducts business and/or as a result of changes in regulation or accounting methodologies.

●	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

As of December 31, 2013, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $3.0 million and $5.9 million, respectively. At such date, our commercial real estate loans amounted to $184.2 million, or 71.6% of our total loan and lease portfolio, and our commercial business loans amounted to $24.5 million, or 9.5% of our total loan and lease portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

Recent legislation including the Emergency Economic Stabilization Act of 2008 (the “EESA”), signed into law by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), signed into law by President Obama on February 17, 2009, each included programs intended to help stabilize the U.S. financial system. However, the degree to which such legislation has helped to improve the credit, capital and liquidity problems confronting the financial system remains uncertain. The failure of the EESA or ARRA and other legislation intended to mitigate or eliminate such problems affecting the financial markets and a continuation or worsening of such conditions could limit our access to capital or sources of liquidity in amounts and at times necessary to conduct operations in compliance with applicable regulatory requirements.

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

●	The effects of legislation in response to credit conditions may adversely affect us.

Legislation that has or may be passed at the federal level and/or by the State of California in response to conditions affecting credit markets could cause us to experience higher credit losses if such legislation reduces the amount that the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Such legislation could also result in the imposition of limitations upon the Bank’s ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan and lease losses and require a material increase in the allowance for loan and lease losses.

●	The effects of changes to FDIC insurance coverage limits and assessments are uncertain and increased premiums may adversely affect us.

FDIC insurance premium assessments are uncertain and increased premium assessments may adversely affect our earnings. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (“DIF”). Recent economic conditions have resulted and may continue to result in bank failures. In such event, the FDIC may take control of failed institutions and guarantee payment from the DIF up to the insured limit for deposits held at such failed institutions. Depending on any future losses that the DIF may suffer due to failed institutions, there may be additional premium increases in order to replenish the DIF.

The FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involved adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively resulted in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. The FDIC also imposed a special assessment of 5 basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009 and paid on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the Bank was assessed approximately $253,000 for the special assessment. In addition, on November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012. This prepaid amount for the Bank was $3,886,000. In June 2013, based upon the final risk-based assessments for 2010, 2011 and 2012, the Company received a refund of $1,465,000 from the FDIC of the unused amount of the estimated prepaid quarterly risk-based assessments.

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

In addition to permanently increasing the deposit insurance limit for insured deposits to $250,000 per depositor and extending unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012, the Dodd-Frank Act also made other deposit insurance changes which may affect our insurance premium assessments to include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the DIF by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the designated reserve ratio of the DIF to 2.0 percent effective January 1, 2011, which has remained in effect and was reaffirmed as the designated reserve ratio for 2014 by order of the FDIC on October 8, 2013. It is uncertain what effect these changes will have on our future insurance assessments and costs of operations, but any increases in premium assessments or further prepayment of assessments will adversely impact our earnings.

●	In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2013, we did not recognize any securities as other than temporarily impaired.  Future evaluations of the securities portfolio may require us to recognize an impairment charge with respect to these and other holdings. In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2013, we held stock in the FHLB totaling $3.2 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB currently distributes cash dividends on its shares, however, past dividend paying practices are not a guarantee of future dividends. As of December 31, 2013, we did not recognize an impairment charge related to our FHLB stock holdings. Any future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

●	If the goodwill we have recorded in connection with our acquisition of Bank of Amador becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2013, we had approximately $16.3 million of goodwill on our balance sheet attributable to our merger with Bank of Amador in December 2004. In accordance with accounting principles generally accepted in the United States of America, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in findings of impairment and write-downs, which could be material.

●	The effects of terrorism and other events beyond our control may adversely affect our results of operations.

The terrorist actions on September 11, 2001 and thereafter, as well as the military conflicts in Afghanistan and Iraq, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact us and the extent of such impact is uncertain. Similar events beyond our control including, but not limited to, financial and economic instability and governmental actions in response, natural disasters such as earthquakes, droughts, floods, fires, and similar adverse weather occurrences, disruption of power supplies and communications equipment such as telephones, cellular phones, computers, and other forms of electronic equipment or media, and widespread, adverse public health occurrences, may adversely affect our future results of operations by, among other things, disrupting the conduct of our operations and those of our customers, which could result in a reduction in the demand for loans and other products and services offered by the Bank, increase non-performing loans and the amounts reserved for loan and lease losses, or cause significant declines in our level of deposits.

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

In December 2009, the Company raised $25.3 million (in gross proceeds) in a public offering of 4,048,000 shares of its common stock at $6.25 per share. Our articles of incorporation, as amended, provide the authority to issue without further shareholder approval, 20,000,000 shares of common stock, no par value per share, of which 8,489,247 shares were issued and outstanding at December 31, 2013. Pursuant to the Company’s 2010 Equity Incentive Plan and its 2000 Stock Option Plan, at December 31, 2013, employees and directors of the Company had outstanding options to purchase 277,923 shares of common stock. As of December 31, 2013, 1,432,312 shares of common stock remained available for awards under the 2010 Equity Incentive Plan.

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

●	Credit Downgrade Risk and European Market Risk.

On August 5, 2011, Standard & Poor’s downgraded the long-term credit rating of the U.S. from “AAA” to “AA+.” This was the first downgrade of the U.S. credit rating in history. Prior to the action taken by S&P, Moody’s placed the U.S. government under review for a possible credit ratings downgrade, but on August 2, 2011, Moody’s confirmed the U.S. government’s “AAA” credit rating while stating that the rating outlook was negative. Also, on August 2, 2011, Fitch affirmed its existing U.S. government credit rating, but stated that the rating was under review. Despite recent efforts and actions taken by the U.S. government to resolve budgetary problems that contributed to the downgrades, it is uncertain whether future additional downgrades may occur by such rating agencies.

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

Since 2011, political conflicts over raising the debt ceiling continued between the Obama administration and the U.S. Congress with the potential risk of another downgrade. On February 11 and 12, 2014, the House of Representatives and the U.S. Senate, respectively, each passed legislation approving an increase in the debt ceiling through March 2015, which President Obama signed on February 15, 2014. It remains uncertain whether these conflicts will arise again in 2015. If so and if not resolved, there is a risk of further downgrade of the U.S. “AAA” credit rating.

The effects of any future credit agency downgrade of the U.S. government’s credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities is uncertain, but such downgrades could result in risks to the Company and general economic conditions in the U.S. and in the Company’s market areas, which we are unable to predict. In addition, there continues to be uncertainty about the effects upon the U.S. economy of the financial instability of several countries in the European Union and the risks of debt defaults posed by those countries. These economic circumstances could have a significant adverse effect on our business, results of operations and financial condition, which in turn could adversely affect our stock price.

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

American River Bank leases premises at 10123 Fair Oaks Boulevard, Fair Oaks, California. The premises are leased from Marjorie Wood-Taylor, Trustee of Marjorie Wood-Taylor Trust Established by Declaration of Trust dated September 2, 1992 under the provisions of a Trust Agreement dated September 2, 1992. Marjorie Wood-Taylor, is a former director of the Company. On May 14, 2009, the lease term was extended for five (5) years, beginning on March 1, 2009 and expiring on March 1, 2014. The premises consist of 2,380 square feet on the ground floor. On February 10, 2014, the Company filed with the Commission a Current Report on Form 8-K announcing a lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California. The Company is in the process of preparing the Gold River location for occupancy and at that time will vacate the Fair Oaks location. The expected move is to occur on or before June 1, 2014. The Gold River location consists of 1,650 square feet on the ground floor and the lease term is one-hundred and twenty-six (126) months.

American River Bank leases premises at 2240 Douglas Boulevard, Roseville, California. The premises are leased from LUM YIP KEE, LIMITED (doing business as Twin Tree Land Company). The lease term is ten (10) years and expires on November 30, 2016. The premises consist of 3,790 square feet on the ground floor.

American River Bank leases premises at 520 Capitol Mall, Sacramento, California. The premises are leased from 520 Capitol Mall, Inc. The lease term is ten (10) years and expires on June 1, 2014. The premises consist of 4,010 square feet on the ground floor. On February 14, 2014, the Company filed with the Commission a Current Report on Form 8-K announcing a new lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall, Inc. The new lease results in relocation from suite 100 to suite 200 in the same building. The Company is in the process of preparing suite 200 for occupancy and will vacate suite 100. The expected move is to occur on or before June 1, 2014. The new lease premises consist of 2,143 square feet on the second floor and the lease term is one-hundred and twenty-five (125) months.

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

American River Bank (formerly Bank of Amador, a division of American River Bank), leases premises at 422 Sutter Street, Jackson, California. The premises are leased from the United States Postal Service. The most recent lease term was five (5) years and expired on May 31, 2011 and the premises consisted of 6,400 square feet on the ground floor and second floor. Effective June 1, 2011, the lease was extended for an additional five (5) years set to expire on May 31, 2016. The new lease term does not include the second floor and the new premises consist of approximately 3,600 square feet on the ground floor.

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

The leases on the premises located at 1545 River Park Drive, 9750 Business Park Drive, 90 South E Street, 26395 Buckhorn Ridge Road, 11220 Gold River Express Drive, 520 Capitol Mall, 422 Sutter Street, and 3100 Zinfandel Drive, contain options to extend for five years. Included in the above premises are two facilities leased from current or former directors of the Company at terms and conditions which management believes are consistent with the commercial lease market. The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits in Part IV, Item 15 of this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The following table shows the high and the low prices for the common stock, for each quarter during 2012 and 2013, as reported by Nasdaq.

2012	High	Low

First quarter	$7.90	$4.50
Second quarter	8.31	6.25
Third quarter	7.71	6.41
Fourth quarter	7.89	6.21

2013	High	Low

First quarter	$7.95	$6.75
Second quarter	9.53	7.39
Third quarter	8.91	8.62
Fourth quarter	9.58	7.89

The closing price for the Company’s common stock on February 26, 2014 was $9.84.

Holders

As of February 24, 2014, there were approximately 2,400 shareholders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends on its common stock from the first quarter of 2004 through the second quarter of 2009. Prior to that, the Company paid cash dividends twice a year since 1992. On July 27, 2009, the Company announced that the Board of Directors had suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. In 2013 and 2012, there were no cash dividends paid to our shareholders. It is uncertain whether any dividends will be paid in the future since they are subject to regulatory and statutory restrictions and the evaluation by the Company’s Board of Directors of financial factors including, but not limited to earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

Stock Repurchases

On December 20, 2012, the Company approved and authorized a stock repurchase program for 2013 (the “2013 Program”). The 2013 Program authorized the repurchase during 2013 of up to 10% of the outstanding shares of the Company’s common stock. During 2013, the Company repurchased 849,404 shares of its common stock at an average price of $8.24 per share. Repurchases under the 2013 Program were made from time to time by the Company in the open market. All such transactions were structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2013 Program were retired. The following table lists shares repurchased during the quarter ended December 31, 2013 and the maximum amount available to repurchase under the repurchase plan.

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 October 1 through October 31, 2013	78,541	$ 8.70	78,541	349,090
Month #2 November 1 through November 30, 2013	180,774	$ 8.84	180,774	168,316
Month #3 December 1 through December 31, 2013	85,000	$ 9.35	85,000	83,316
Total	344,315	$ 8.94	344,315	N/A
33

The Company did not repurchase any of its shares in 2011, 2010 or in 2009. Share amounts have been adjusted for stock dividends and/or splits.

On January 17, 2014, the Company approved and authorized a stock repurchase program for 2014 (the “2014 Program”). The 2014 Program authorizes the repurchase during 2014 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 424,462 shares based on the 8,489,247 shares outstanding as of December 31, 2013. Any repurchases under the 2014 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2014 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2014 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2014 Program at any time without notice.

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

As of and for the Years Ended December 31,

(In thousands, except per share amounts and ratios)

	2013	2012	2011	2010	2009
Operations Data:
Net interest income	$17,391	$19,405	$21,591	$22,256	$24,032
Provision for loan and lease losses	200	1,365	3,625	7,365	8,530
Noninterest income	2,015	2,774	2,108	1,804	2,269
Noninterest expenses	14,891	16,747	16,301	16,470	15,811
Income before income taxes	4,315	4,067	3,773	225	1,960
Income tax expense (benefit)	1,258	860	1,269	(251)	374
Net income	$3,057	$3,207	$2,504	$476	$1,586

Share Data:
Earnings per share – basic	$0.34	$0.34	$0.25	$0.05	$0.26
Earnings per share – diluted	$0.34	$0.34	$0.25	$0.05	$0.26
Cash dividends per share (1)	$0.00	$0.00	$0.00	$0.00	$0.29
Book value per share	$10.25	$10.08	$9.51	$9.07	$8.87
Tangible book value per share	$8.33	$8.33	$7.85	$7.37	$7.15

Balance Sheet Data:
Assets	$592,753	$596,389	$581,518	$578,940	$594,418
Loans and leases, net	251,747	252,118	293,731	338,533	376,322
Deposits	483,690	478,256	462,285	465,122	469,755
Shareholders’ equity	87,020	93,994	94,099	89,544	87,345

Financial Ratios:
Return on average equity	3.38%	3.42%	2.74%	0.53%	2.44%
Return on average tangible equity	4.13%	4.15%	3.35%	0.66%	3.31%
Return on average assets	0.52%	0.55%	0.43%	0.08%	0.28%
Efficiency ratio (2)	75.61%	73.69%	67.18%	66.87%	58.45%
Net interest margin (2) (3)	3.45%	3.91%	4.36%	4.49%	4.90%
Net loans and leases to deposits	52.05%	52.72%	63.54%	72.78%	80.11%
Net charge-offs to average loans & leases	0.25%	0.93%	1.29%	2.12%	1.62%
Non-performing loans and leases to total loans and leases (4)	0.77%	2.12%	4.46%	6.52%	5.46%
Allowance for loan and lease losses to total loans and leases	2.08%	2.24%	2.34%	2.19%	2.06%
Average equity to average assets	15.31%	15.97%	15.81%	15.28%	11.36%
Dividend payout ratio (1)	0%	0%	0%	0%	109%

Capital Ratios:
Leverage capital ratio	11.88%	12.82%	13.09%	12.55%	12.45%
Tier 1 risk-based capital ratio	21.95%	23.87%	21.52%	19.07%	17.13%
Total risk-based capital ratio	23.20%	25.13%	22.78%	20.33%	18.39%

(1)	On July 27, 2009, the Company announced that the Board of Directors suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends.
(2)	Fully taxable equivalent.
(3)	Excludes the amortization of intangible assets.
(4)	Non-performing loans and leases consist of loans and leases past due 90 days or more and still accruing and nonaccrual loans and leases.
35

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic instability and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates; (3) variances in the actual versus projected growth in assets and return on assets; (4) potential continued or increasing loan and lease losses; (5) potential increasing levels of expenses associated with resolving non-performing assets as well as regulatory changes; (6) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (7) competitive effects; (8) potential declines in fee and other noninterest income earned associated with economic factors as well as regulatory changes; (9) general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (10) changes in the regulatory environment including government intervention in the U.S. financial system; (11) changes in business conditions and inflation; (12) changes in securities markets, public debt markets, and other capital markets; (13) potential data processing and other operational systems failures or fraud; (14) potential continued decline in real estate values in our operating markets; (15) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; (16) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations; (17) projected business increases following any future strategic expansion could be lower than expected; (18) the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings; (19) the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; (20) the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized; and (21) downgrades in the credit rating of the United States by credit rating agencies.

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

Goodwill

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2013, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2013, and determined that no valuation allowance was required. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. A valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carry forward periods.

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

Overview

The Company recorded net income in 2013 of $3,057,000, a decrease of $150,000 (4.37%) from $3,207,000 in 2012 Diluted earnings per share for 2013 and 2012 were $0.34. For 2013, the Company realized a return on average equity of 3.38% and a return on average assets of 0.52%, as compared to 3.42% and 0.55% for 2012.

Net income for 2012 was $703,000 (28.1%) higher than the $2,504,000 recorded in 2011. In 2011, diluted earnings per share were $0.25, return on average assets was 0.43% and return on average equity was 2.74%. Table One below provides a summary of the components of net income for the years indicated (dollars in thousands):

Table One: Components of Net Income

	2013	2012	2011
Interest income*	$19,170	$21,597	$24,438
Interest expense	(1,490)	(1,894)	(2,608)
Net interest income*	17,680	19,703	21,830
Provision for loan and lease losses	(200)	(1,365)	(3,625)
Noninterest income	2,015	2,774	2,108
Noninterest expense	(14,891)	(16,747)	(16,301)
Provision for income taxes	(1,258)	(860)	(1,269)
Tax equivalent adjustment	(289)	(298)	(239)
Net income	$3,057	$3,207	$2,504

Average total assets	$590,411	$586,989	$578,217
Net income as a percentage of average total assets	0.52%	0.55%	0.43%

* Fully taxable equivalent basis (FTE)

Under accounting principles generally accepted in the United States of America all share and per share data is adjusted for stock dividends and stock splits. There were no stock dividends or stock splits in 2013, 2012 or 2011.

During 2013, total assets of the Company decreased $3,636,000 (0.6%) to a total of $592,753,000 at year-end. At December 31, 2013, net loans totaled $251,747,000, down $374,000 (0.1%) from the ending balance on December 31, 2012. Deposits increased $5,434,000 or 1.1% during 2013 resulting in ending deposit balances of $483,690,000. Shareholders’ equity decreased $6,974,000 or 7.4% during 2013, to end the year at $87,020,000. The Company ended 2013 with a leverage capital ratio of 11.9% and a total risk-based capital ratio of 23.2% compared to a leverage capital ratio of 12.8% and a total risk-based capital ratio of 25.1% at the end of 2012.

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

The Company’s fully taxable equivalent net interest margin was 3.45% in 2013, 3.91% in 2012, and 4.36% in 2011. The fully taxable equivalent net interest income was down $2,023,000 (10.3%) in 2013 compared to 2012. The fully taxable equivalent net interest income was down $2,127,000 (9.7%) in 2012 compared to 2011.

The fully taxable equivalent interest income component decreased from $21,597,000 in 2012 to $19,170,000 in 2013, representing a 11.2% decrease. The decrease in the fully taxable equivalent interest income for 2013 compared to the same period in 2012 is comprised of two components - rate (down $1,395,000) and volume (down $1,032,000). The rate decrease can be attributed to the overall lower interest rate environment and lower average loan balances replaced with higher average investment securities. While forgone interest on nonaccrual loans has decreased, it continues to negatively impact the yield on earning assets. During 2013, foregone interest income on nonaccrual loans was approximately $327,000, compared to foregone interest of $715,000 during 2012. The average balance of earning assets increased 1.5% from $504,533,000 in 2012 to $511,868,000 in 2013; however, the Company continues to see a change in the average earning asset mix. There was an increase in investment securities, offset by a decrease in loan balances. Principal reductions from loan balances were invested into investment securities. When compared to 2012, average loan balances were down $29,329,000 (10.4%) to $252,807,000 for 2013 and average investment securities were up $36,776,000 (16.6%) to $258,163,000 for 2013. The overall low interest rate environment, the negative effect of the foregone interest on loans, and the change in the asset mix (lower loan totals and higher investment security totals) resulted in a 53 basis point decrease in the yield on average earning assets from 4.28% for 2012 to 3.75% for 2013. The volume decrease of $1,032,000 occurred mainly as a result of the decrease in average loans. The markets in which the Company operates are seeing marginal demand for new loans while existing borrowers continue to pay down debt and delay expansion plans.

The fully taxable equivalent interest income component decreased from $24,438,000 in 2011 to $21,597,000 in 2012, representing an 11.6% decrease. The decrease in the fully taxable equivalent interest income for 2012 compared to the same period in 2011 is comprised of two components - rate (down $1,865,000) and volume (down $976,000). The rate decrease can be attributed to the overall lower interest rate environment and lower average loan balances replaced with higher average investment securities. While forgone interest on nonaccrual loans has decreased, it continues to negatively impact the yield on earning assets. During 2012, foregone interest income on nonaccrual loans was approximately $715,000, compared to foregone interest of $1,706,000 during 2011. The average balance of earning assets increased 0.9% from $500,200,000 in 2011 to $504,533,000 in 2012; however, there was a significant change in the average earning asset mix in 2012. There was an increase in investment securities, offset by a decrease in loan balances. Principal reductions from loan balances were invested into investment securities. When compared to 2011, average loan balances were down $41,174,000 (12.7%) to $282,136,000 for 2012 and average investment securities were up $46,461,000 (26.6%) to $221,396,000 for 2012. The overall low interest rate environment, the negative effect of the foregone interest on loans, and the change in the asset mix (lower loan totals and higher investment security totals) resulted in a 61 basis point decrease in the yield on average earning assets from 4.89% for 2011 to 4.28% for 2012. The volume decrease of $976,000 occurred mainly as a result of the decrease in average loans.

Interest expense was $404,000 (21.3%) lower in 2013 compared to 2012. The average balances on interest bearing liabilities was slightly higher in 2013 ($349,329,000) compared to 2012 ($349,212,000). The slightly higher balances, however, did not increase interest expense as the increases occurred in lower cost savings accounts, which were slightly offset by decreases in higher cost time deposits. Despite the increase in average interest bearing balances the Company experienced a decrease in interest expense of $13,000 due to this increase in interest checking and money market balances offset by the decrease in time deposits. The overall decrease in interest expense was mainly due to lower rates, which accounted for a $391,000 decrease in interest expense for 2013 compared to 2012. Rates paid on interest-bearing liabilities decreased 11 basis points from 0.54% in 2012 to 0.43% in 2013.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Year Ended December 31,	2013			2012			2011
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield

Assets:
Earning assets:
Loans and leases (1)	$252,807	$14,191	5.61%	$282,136	$16,687	5.91%	$323,310	$19,235	5.95%
Taxable investment securities	229,518	3,822	1.67%	191,861	3,708	1.93%	155,428	4,225	2.72%
Tax-exempt investment securities (2)	28,607	1,142	3.99%	29,535	1,190	4.03%	19,507	959	4.92%
Corporate stock	38	12	31.58%	9	4	44.44%	16	—	—
Federal funds sold	—	—	—	—	—	—	—	—	—
Interest bearing deposits in other banks	898	3	0.33%	992	8	0.81%	1,939	19	0.98%
Total earning assets	511,868	19,170	3.75%	504,533	21,597	4.28%	500,200	24,438	4.89%
Cash & due from banks	37,609			41,010			41,932
Other assets	46,703			47,853			43,941
Allowance for loan & lease losses	(5,769)			(6,407)			(7,856)

	$590,411			$586,989			$578,217

Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
NOW & MMDA	$185,671	475	0.26%	$182,379	658	0.36%	$182,922	1,044	0.57%
Savings	51,432	67	0.13%	50,976	114	0.22%	46,668	183	0.39%
Time deposits	95,415	655	0.69%	99,548	838	0.84%	102,445	1,011	0.99%
Other borrowings	16,811	293	1.74%	16,309	284	1.74%	17,040	370	2.17%
Total interest bearing liabilities	349,329	1,490	0.43%	349,212	1,894	0.54%	349,075	2,608	0.75%
Demand deposits	144,710			138,188			131,493
Other liabilities	5,978			5,851			6,204
Total liabilities	500,017			493,251			486,772
Shareholders’ equity	90,394			93,738			91,445
	$590,411			$586,989			$578,217
Net interest income & margin (3)		$17,680	3.45%		$19,703	3.91%		$21,830	4.36%

(1)	Loan and lease interest includes loan and lease fees of $119,000, $174,000 and $95,000 in 2013, 2012 and 2011, respectively.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2013, 2012 and 2011.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
40

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Year ended December 31, 2013 over 2012 (dollars in thousands)
Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans and leases (1)(2)	$(1,735)	$(761)	$(2,496)
Taxable investment securities	728	(614)	114
Tax-exempt investment securities (3)	(37)	(11)	(48)
Corporate stock	13	(5)	8
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	(1)	(4)	(5)
Total	(1,032)	(1,395)	(2,427)

Interest-bearing liabilities:

Demand deposits	12	(195)	(183)
Savings deposits	1	(48)	(47)
Time deposits	(35)	(148)	(183)
Other borrowings	9	—	9
Total	(13)	(391)	(404)
Interest differential	$(1,019)	$(1,004)	$(2,023)

Year Ended December 31, 2012 over 2011 (dollars in thousands)
Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans and leases (1)(2)	$(2,450)	$(98)	$(2,548)
Taxable investment securities	990	(1,507)	(517)
Tax-exempt investment securities (3)	493	(262)	231
Corporate stock	—	4	4
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	(9)	(2)	(11)
Total	(976)	(1,865)	(2,841)

Interest-bearing liabilities:
Demand deposits	(3)	(383)	(386)
Savings deposits	17	(86)	(69)
Time deposits	(29)	(144)	(173)
Other borrowings	(16)	(70)	(86)
Total	(31)	(683)	(714)
Interest differential	$(945)	$(1,182)	$(2,127)

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.
(2)	Loan and lease fees of $119,000, $174,000 and $95,000 for the years ended December 31, 2013, 2012 and 2011, respectively, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2013, 2012 and 2011.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company provided $200,000 for loan and lease losses in 2013 as compared to $1,365,000 for 2012. Net loan and lease losses for 2013 were $635,000 as compared to $2,625,000 in 2012. In 2013, net loan and lease losses as a percentage of average loans outstanding were 0.25% compared to 0.93% in 2012. In 2011, the Company provided $3,625,000 for loan and lease losses and net charge-offs were $4,168,000. The level of non-performing loans and leases, which began to increase during the recent economic cycle, reached a high of $22,571,000 at December 31, 2010, but has decreased to $1,979,000 at December 31, 2013. While the level of nonperforming loans and leases has decreased, there remains a challenging economy in the Company’s market areas and in the United States, in general. This may potentially negatively impact the Company’s borrowers and as a result the Company has maintained the ALLL at a level that is higher than the long-term historical averages. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Service Charges and Fees and Other Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Year Ended December 31,
	2013	2012	2011
Service charges on deposit accounts	$590	$724	$761
Rental income from OREO properties	316	886	37
Merchant fee income	443	531	467
Earnings on bank-owned life insurance	247	267	272
Life insurance death benefit	118	—	—
Gain on sale, impairment and call of securities	36	93	353
Other	265	273	218
	$2,015	$2,774	$2,108

Noninterest income was down $759,000 (27.4%) to $2,015,000 in 2013 from the 2012 level. The decrease from 2012 to 2013 was primarily related to lower service charges on deposit accounts and decreased rental income from OREO properties. In 2013, service charges on deposit accounts were $590,000 compared to $724,000 in 2012 and rental income from OREO properties was $316,000 in 2013 compared to $886,000 in 2012. The decrease in service charges is primarily related to lower fees collected on checks drawn on insufficient funds and the decrease in income from the rental properties results primarily from lower rents received from foreclosed office buildings, as the Company has been able to sell some of the foreclosed properties. These decreases in 2013 were partially offset by higher income from bank owned life insurance, primarily from death benefit proceeds of a life insurance policy on a former director, resulting in tax-free income of $118,000.

Noninterest income was up $666,000 (31.6%) to $2,774,000 in 2012 from the 2011 level. The increase from 2011 to 2012 was primarily related to increased rental income from OREO properties, partially offset by lower gains on sales of investment securities. Income from OREO properties was $886,000 in 2012 compared to $37,000 in 2011. The income from OREO properties results primarily from rents received on leased office properties the Company foreclosed upon between 2011 and 2012. The decrease in investment sales from $353,000 in 2011 to $93,000 in 2012, resulted from the Company selling selected municipal bonds to improve the credit quality of the securities portfolio and some mortgage related bonds to reinvest in mortgage bonds with better risk reward structures in 2011 and very few sales in 2012.

Salaries and Benefits

Salaries and benefits were $8,516,000 (up $256,000 or 3.1%) for 2013 as compared to $8,260,000 in 2012. The increase in salary and benefits was due in part to increased incentive compensation expense partially offset by a decrease in core salaries. Salaries decreased $221,000 (3.5%) from $6,269,000 in 2012 to $6,048,000 in 2013 and incentive accruals increased $579,000, from $39,000 in 2012 to $618,000 in 2013. The decrease in salaries is related to a lower number of employees. Average full-time equivalent employees (“FTE”) decreased from 114 during 2012 to 106 during 2013. The increase in incentive compensation was primarily due to an increase in the Company’s net income in relationship to incentive targeted net income goals. The remaining decrease in salaries and benefits is related to a decrease in employee benefits, including employee health insurance and employer taxes. The actual FTE’s decreased from 112 at the end of 2012 to 101 at the end of 2013.

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

Other Real Estate Owned

The total other real estate owned (“OREO”) expense in 2013 was $936,000 (down $1,129,000 or 54.7%) compared to $2,065,000 in 2012. The primary reason for the decrease in OREO related expenses is due to the sale of a number of properties, including office buildings which have high operating expenses and lower write-downs due to updated property valuations. In 2013, write-downs were $293,000 compared to $1,000,000 in 2012. This decrease is related to a fewer number of owned properties and some stability in the real estate market in 2013.

The total OREO expense in 2012 was $2,065,000 (up $777,000 or 60.3%) compared to $1,288,000 in 2011. The increase in OREO expenses is directly related to the type of OREO properties the Company now owns. During 2011 and 2012, the Company acquired multiple office buildings which produce rental income, as reported above, but also require a significant amount of expense to maintain. Write-downs due to updated property valuations in 2012 were $1,000,000 compared to $978,000 in 2011.

Occupancy, Furniture and Equipment

Occupancy expense increased $3,000 (0.2%) during 2013 to $1,212,000, compared to $1,209,000 in 2012. Furniture and equipment expense was $812,000 in 2012 compared to $758,000 in 2013, representing a $54,000 (6.7%) decrease. The decrease in the furniture and equipment expense resulted from lower depreciation on the Company’s furniture and equipment.

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

Regulatory Assessments

Regulatory assessments include fees paid to the California Department of Business Oversight (the “DBO”), formerly the California Department of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”). FDIC assessments decreased $252,000 (44.7%) during 2013 to $312,000, compared to $564,000 in 2012. The majority of this decrease relates to lower FDIC assessment methodology from a deposit based system to an asset risk-based system, the Bank’s improved risk assessment category, and an adjustment to the accrual based upon an updated analysis revealing that the accrual should be reduced. The assessments paid to the DBO in 2013 were $70,000 compared to $69,000 in 2012.

FDIC assessments decreased $299,000 (34.6%) during 2012 to $564,000, compared to $863,000 in 2011. The majority of this decrease relates to lower assessed expense by the FDIC due to the Bank’s improved risk assessment category and an adjustment to the FDIC accrual based upon an updated analysis revealing that the accrual should be reduced. The assessments paid to the California Department of Financial Institutions in 2012 were $69,000 compared to $68,000 in 2011.

Other Expenses

Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Professional fees	$933	$1,031	$1,037
Telephone and postage	329	335	330
Directors’ expense	348	384	327
Outsourced item processing	357	379	427
Advertising and promotion	284	268	231
Stationery and supplies	240	229	183
Amortization of intangible assets	—	183	219
Other operating expenses	596	959	1,004
	$3,087	$3,768	$3,758

Other expenses were $3,087,000 (down $681,000 or 18.1%) for 2013 as compared to $3,768,000 for 2012. The decrease in other expenses results from the Company’s focus on reducing controllable expenses and a reduction in professional fees and expenses related to amortization of intangible assets. Professional expenses, which include legal expenses, are down $98,000 (9.5%), from $1,031,000 in 2012 to $933,000 in 2013 and the expense related to the amortization of intangible assets decreased from $183,000 during 2012 to zero in 2013. Legal expense decreased due to less credit related workouts in 2013 and the intangible asset related to the Bank of Amador acquisition in 2004 became fully depreciated in 2012. The overhead efficiency ratio on a taxable equivalent basis for 2013 was 75.6% as compared to 73.7% in 2012. Much of the increase in the overhead efficiency ratio is related to the decrease in the net interest margin and not as a result of an increase in noninterest expense.

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

Provision for Income Taxes

The effective tax rate on income was 29.2%, 21.1%, and 33.6% in 2013, 2012 and 2011, respectively. The effective tax rate differs from the federal statutory tax rate due to state tax expense (net of federal tax effect) of $197,000, $75,000, and $287,000 in these years. Tax-exempt income of $1,207,000, $1,141,000, and $1,006,000 from investment securities and bank-owned life insurance in these years helped to reduce the effective tax rate. The lower effective tax rate in 2012 resulted from the normal tax benefits such as the benefits of tax-free income related to municipal bonds, bank-owned life insurance, and the tax benefits of Enterprise Zone credits on the Company’s State tax return from the hiring and the sales and use tax credits offered under the California Enterprise Zone program. In 2012, the Company not only realized the benefit for 2012, but also realized the benefit for credits from amended tax returns filed for 2009 and 2010 and the tax return filed for 2011.

Balance Sheet Analysis

The Company’s total assets were $592,753,000 at December 31, 2013 as compared to $596,389,000 at December 31, 2012, representing a decrease of $3,636,000 (0.6%). The average balances of total assets during 2013 were $590,411,000, up $3,422,000 or 0.6% from the 2012 total of $586,989,000.

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

Table Six: Investment Securities Composition
(dollars in thousands)

Available-for-sale (at fair value)	2013	2012	2011
Debt securities:
Mortgage-backed securities	$244,160	$200,515	$179,454
Obligations of states and political subdivisions	26,903	29,656	29,188
Corporate debt securities	1,609	1,594
Equity securities:
Corporate stock	119	74	69
Total available-for-sale investment securities	$272,791	$231,839	$208,711

Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$1,185	$2,117	$4,010
Total held-to-maturity investment securities	$1,185	$2,117	$4,010

See Table Fifteen, “Securities Maturities and Weighted Average Yields,” for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At December 31, 2013, these categories accounted for approximately 10%, 72%, 4%, 4%, 7%, 1%, 1% and 1%, respectively, of the Company’s loan portfolio. This mix was relatively unchanged compared to 12%, 70%, 3%, 3%, 7%, 1%, 1% and 3%, at December 31, 2012. Continuing focus in the Company’s market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating approximately $64 million in new loans in 2013. Loan pay downs, charge-offs, and loans transferred to OREO during 2013, resulted in an overall decrease in total loans and leases of $723,000 (0.3%) from December 31, 2012. The market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. The Company reported net decreases in balances for commercial loans ($6,266,000 or 20.3%), lease financing receivable ($165,000 or 10.9%), agriculture ($220,000 or 6.6%), and consumer loans ($2,797,000 or 32.6%) and an increase in commercial real estate ($4,078,000 or 2.3%), real estate construction ($2,715,000 or 39.2%), residential real estate ($2,000 or 0.0%), and multi-family real estate ($1,930,000 or 21.1%). Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven: Loan and Lease Portfolio Composition

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Commercial	$24,545	$30,811	$42,108	$58,261	$72,621
Real estate:
Commercial	184,204	180,126	204,043	216,076	223,685
Multi-family	11,085	9,155	7,580	6,968	8,476
Construction	9,633	6,918	10,356	15,971	27,482
Residential	17,703	17,701	19,695	26,099	26,922
Lease financing receivable	1,344	1,509	1,725	2,766	3,920
Agriculture	3,120	3,340	4,583	7,202	7,472
Consumer	5,772	8,569	10,984	13,202	14,253
	257,406	258,129	301,074	346,545	384,831
Deferred loan fees, net	(313)	(230)	(302)	(427)	(600)
Allowance for loan and lease losses	(5,346)	(5,781)	(7,041)	(7,585)	(7,909)
Total net loans and leases	$251,747	$252,118	$293,731	$338,533	$376,322

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and non-mortgage products to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans and development loans to plant vineyards. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term fixed rate mortgage loans.

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices have led to an increase in the banking industry’s default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at December 31, 2013 and December 31, 2012.

Average loans and leases in 2013 were $252,807,000 which represents a decrease of $29,329,000 (10.4%) compared to the average in 2012. Average loans and leases in 2012 were $282,136,000 which represented a decrease of 41,174,000 (12.7%) from the average in 2011.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated (i) in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; (ii) in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and (iii) in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company has recently entered the Santa Clara, Contra Costa, and Alameda County markets with loan productions offices in Campbell and Pleasanton. The economies of Santa Clara, Contra Costa and Alameda Counties are diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other legal means.

In management’s judgment, a concentration exists in real estate loans which represented approximately 87% of the Company’s loan and lease portfolio at December 31, 2013, up from approximately 83% at December 31, 2012. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk, due primarily to curtailed demand for new and resale residential property, a moderate supply of unsold residential land and high loan-to-value residential properties throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

A further decline in the economy in general, or a continued additional decline in real estate values in the Company’s primary market areas, in particular, could continue to have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan and lease losses. This could adversely affect the Company’s future prospects, results of operations, profitability and stock price. Management believes that its lending practices and underwriting standards are structured with the intent to minimize losses; however, there is no assurance that losses will not occur. The Company’s loan practices and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonaccrual, Past Due and Restructured Loans and Leases

Management places loans and leases on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely.

The recorded investments in nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual totaled $1,979,000 and $5,474,000 at December 31, 2013 and 2012, respectively. Of the 1,979,000 in non-performing loans and leases at December 31, 2013, there were four real estate loans totaling $977,000; four commercial loans totaling $766,000 and four consumer loans totaling $156,000. At December 31, 2012, the $5,474,000 in non-performing loans consisted of eleven real estate loans totaling $2,897,000; ten commercial loans totaling $2,352,000; five consumer loans totaling $222,000; and one lease totaling $3,000.

The net interest due on nonaccrual loans and leases but excluded from interest income was approximately $327,000 during 2013, $715,000 during 2012, and $1,706,000 during 2011. Interest income recognized from payments received on nonaccrual loans and leases was approximately $161,000 in 2013, $197,000 in 2012 and $440,000 in 2011.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2013. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2013, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis. Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more and on accrual as of year-end for the past five years.

Table Eight: Non-Performing Loans and Leases
	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Past due 90 days or more and still accruing:
Commercial	$80	$—	$—	$—	$—
Real estate	—	—	—	—	—
Lease financing receivable	—	—	—	—	—
Consumer and other	—	—	—	—	—
Nonaccrual:
Commercial	766	2,352	2,775	3,491	6,143
Real estate	977	2,897	9,809	18,735	14,048
Lease financing receivable	—	3	17	28	55
Consumer and other	156	222	822	317	718
Total non-performing loans and leases	$1,979	$5,474	$13,423	$22,571	$20,964

Management monitors the Company’s performance metrics including those ratios related to non-performing loans and leases. From 2008 to 2010, the Company had experienced an increase in non-performing loans and leases. In 2011, the focused efforts of the previous years resulted in a decrease in these levels. In 2012 and 2013, the level of non-performing loans and leases continued to decrease to a level below the amount reported at December 31, 2008. However, the variations in the amount of non-performing loans and leases does not directly impact the level of the Company’s allowance for loan and lease losses as management monitors each of the loans and leases for loss potential or probability of loss on an individual basis using accounting principles generally accepted in the United States of America.

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

The recorded investment in loans and leases that were considered to be impaired totaled $27,034,000 at December 31, 2013 and had a related valuation allowance of $1,598,000. The average recorded investment in impaired loans and leases during 2013 was approximately $27,975,000. As of December 31, 2012, the recorded investment in loans and leases that were considered to be impaired totaled $26,553,000 and had a related valuation allowance of $1,595,000. The average recorded investment in impaired loans and leases during 2012 was approximately $26,756,000. As of December 31, 2011, the recorded investment in loans and leases that were considered to be impaired totaled $30,085,000 and had a related valuation allowance of $1,680,000. The average recorded investment in impaired loans and leases during 2011 was approximately $31,956,000.

As of December 31, 2013, the Company had 24 TDRs and, of these, there were nine rate reductions totaling $9,144,000, nine extensions totaling $2,182,000, five conversions to amortizing loans totaling $1,834,000 and one conversion from revolving line of credit to term loan totaling $47,000. All were performing as agreed except for four extensions totaling $759,000, one conversion to amortizing loans totaling $195,000 and one conversion to a term loan totaling $47,000. The Company will return TDRs to accrual status after the borrower makes six consecutive payments on the restructured loan or lease and has demonstrated the capacity to continue to make these payments, however, the loan will continue to be considered a TDR and classified as impaired.

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

The allowance for loan and lease losses totaled $5,346,000 or 2.08% of total loans and leases at December 31, 2013, $5,781,000 or 2.24% of total loans and leases at December 31, 2012, and $7,041,000 or 2.34% at December 31, 2011. The decrease in the allowance for loan and lease losses from $5,781,000 at December 31, 2012 to $5,346,000 at December 31, 2013, was mainly due to a decrease in historical losses impacting the loss factor used in calculating the reserve on loans collectively valued for impairment. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 270.1% at December 31, 2013 and 105.6% at December 31, 2012. The allowance for loans and leases as a percentage of impaired loans and leases was 19.8% at December 31, 2013 and 21.8% at December 31, 2012. Of the total non-performing and impaired loans and leases outstanding as of December 31, 2013, there were $1,450,000 in loans or leases that had been reduced by partial charge-offs of $291,000. As these loan or lease balances are charged off the remaining balances, following analysis, normally do not require specific reserves and are not eligible for general reserves. The impact on credit ratios is such that the Company’s allowance for loan and lease losses as a percentage may be lower, however, the partial charge-offs have reduced the potential future losses related to those credits.

At December 31, 2013, there were $11,783,000 in impaired loans or leases that did not carry a specific reserve. Of this amount, $305,000 were loans or leases that had previous partial charge-offs and $11,478,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer.

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

Table Nine: Allowance for Loan and Lease Losses

(dollars in thousands)
	Year Ended December 31,
	2013	2012	2011	2010	2009

Average loans and leases outstanding	$252,807	$282,136	$323,310	$362,445	$404,539

Allowance for loan & lease losses at beginning of period	$5,781	$7,041	$7,585	$7,909	$5,918
Loans and leases charged off:
Commercial	377	302	713	2,570	2,944
Real estate	534	2,038	3,765	5,048	3,257
Consumer	1	505	—	173	216
Lease financing receivable	26	9	220	30	171
Total	938	2,854	4,698	7,821	6,588
Recoveries of loans and leases previously charged off:
Commercial	215	21	163	63	33
Real estate	88	172	346	68	1
Consumer	—	30	—	1	8
Lease financing receivable	—	6	20	—	7
Total	303	229	529	132	49
Net loans and leases charged off	635	2,625	4,169	7,689	6,539
Additions to allowance charged to operating expenses	200	1,365	3,625	7,365	8,530

Allowance for loan and lease losses at end of period	$5,346	$5,781	$7,041	$7,585	$7,909

Ratio of net charge-offs to average loans and leases outstanding	0.25%	0.93%	1.29%	2.12%	1.62%

Provision for loan and lease losses to average loans and leases outstanding	0.08%	0.48%	1.12%	2.03%	2.11%

Allowance for loan and lease losses to non-performing loans and leases, at end of period	2.08%	2.24%	2.34%	2.19%	2.06%

Allowance for loan and lease losses to non-performing loans and leases, at end of period	270.14%	105.61%	52.45%	33.60%	37.73%

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2013.

Table Ten: Allowance for Loan and Lease Losses by Loan Category
(dollars in thousands)
	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$921	10%	$1,410	12%	$1,620	14%
Real estate	4,171	87%	4,003	83%	4,794	80%
Agriculture	83	1%	91	1%	176	1%
Consumer	167	1%	273	3%	367	4%
Lease financing receivable	4	1%	4	1%	84	1%
Total allocated	$5,346	100%	$5,781	100%	$7,041	100%

	December 31, 2010		December 31, 2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$2,556	17%	$2,178	19%
Real estate	4,574	76%	5,009	74%
Agriculture	228	2%	203	2%
Consumer	220	4%	426	4%
Lease financing receivable	7	1%	93	1%
Total allocated	$7,585	100%	$7,909	100%

The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate Owned

The balance in OREO at December 31, 2013 consisted of nine properties acquired through foreclosure. The balance in OREO at December 31, 2012 consisted of 20 properties. During 2013, the Company received $7,517,000 from the net proceeds of the sale of fourteen OREO properties with net gains of $44,000 in the aggregate recognized on these sales and acquired three properties through foreclosure totaling $1,829,000 and subsequently reduced that balance by $229,000 after receiving updated property appraisals or increased that balance by $187,000 for excess value received or amounts capitalized. There was $6,726,000 in other real estate owned at December 31, 2013 with a valuation allowance of $105,000 and $12,412,000 in other real estate owned at December 31, 2012 with a valuation allowance of $175,000.

Deposits

At December 31, 2013, total deposits were $483,690,000 representing an increase of $5,434,000 (1.1%) from the December 31, 2012 balance of $478,256,000. The Company’s deposit growth plan for 2013 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and interest-bearing checking, and savings accounts. Due to these efforts, the Company experienced increases during 2013 in interest-bearing checking ($8,151,000 or 16.0%), money market ($7,525,000 or 5.9%) and savings ($194,000 or 0.4%) and decreases in noninterest-bearing demand ($5,685,000 or 3.8%) and time deposit ($4,751,000 or 4.9%) accounts.

Other Borrowed Funds

Other borrowings outstanding as of December 31, 2013 consist of advances from the Federal Home Loan Bank (the “FHLB”). The following table summarizes these borrowings (dollars in thousands):

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$8,000	2.15%	$2,000	0.67%	$5,000	2.08%

Long-term borrowings:
FHLB advances	$8,000	1.47%	$16,000	1.81%	$14,000	1.80%

The maximum amount of short-term borrowings at any month-end during 2013, 2012 and 2011, was $8,000,000, $2,000,000, and $12,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$8,000	$8,000
Maturity	2014	2015 to 2019
Average rates	2.15%	1.47%

The Company has also been issued a total of $5,800,000 as of December 31, 2013 and $7,500,000 as of December 31, 2012 in letters of credit by the FHLB which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2013 or 2012 and management does not expect to draw upon these lines in the foreseeable future.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

During 2012, the Company approved and authorized a stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorized the repurchase during 2012 of up to 6% of the outstanding shares of the Company’s common stock, or approximately 593,500 shares. During 2012, the Company repurchased 575,389 shares of its common stock at an average price of $7.29 per share. On December 20, 2012, the Company approved and authorized a stock repurchase program for 2013 (the “2013 Program”). The 2013 Program authorized the repurchase during 2013 of up to 10% of the outstanding shares of the Company’s common stock, or approximately 932,700 shares based on the 9,327,203 shares outstanding as of December 20, 2012. During 2013, the Company repurchased 894,404 shares of its common stock at an average price of $8.24 per share. On January 17, 2014, the Company approved and authorized a stock repurchase program for 2014 (the “2014 Program”). The 2014 Program authorized the repurchase during 2014 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 424,462 shares based on the 8,489,247 shares outstanding as of December 20, 2013. Any repurchases under the 2014 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2014 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2014 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2014 Program at any time without notice.

The Company did not repurchase any shares in 2011, 2010 or 2009. Share amounts have been adjusted for stock dividends and/or splits. See Part II, Item 5, “Stock Repurchases” for more information regarding stock repurchases.

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

At December 31, 2013, shareholders’ equity was $87,020,000, representing a decrease of $6,974,000 (7.4%) from $93,994,000 at December 31, 2012. The decrease results from repurchases of common stock and the decrease in other comprehensive income exceeding the additions from net income for the period and the stock based compensation. In 2012, shareholders’ equity decreased $105,000 (0.1%) from $94,099,000 at December 31, 2011. The decrease results from repurchases of common stock exceeding the additions from net income for the period, the stock based compensation, and the increase in other comprehensive income. The ratio of total risk-based capital to risk adjusted assets was 23.2% at December 31, 2013 compared to 25.1% at December 31, 2012. Tier 1 risk-based capital to risk-adjusted assets was 22.0% at December 31, 2013 and 23.9% at December 31, 2012.

Table Eleven below lists the Company’s actual capital ratios at December 31, 2013 and 2012, as well as the minimum capital ratios for capital adequacy.

Table Eleven: Capital Ratios

	At December 31,		Minimum Regulatory
Capital to Risk-Adjusted Assets	2013	2012	Capital Requirements
Leverage ratio	11.9%	12.8%	4.00%
Tier 1 Risk-Based Capital	22.0%	23.9%	4.00%
Total Risk-Based Capital	23.2%	25.1%	8.00%

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

In July 2013, the federal bank regulatory agencies issued interim final rules that revise and replace the current risk-based capital requirements in order to implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Basel III reforms reflected in the final rules include an increase in the risk-based capital requirements and certain changes to capital components and the calculation of risk-weighted assets.

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

The interim final rules also established (i) a “capital conservation buffer,” to be phased in between January 2016 and January 2019, which would require maintenance of a minimum of 2.5% in excess of the regulatory minimum capital ratio requirements described above; and (ii) an increase in the capital ratios to qualify as “well capitalized” under prompt corrective action regulations effective January 1, 2015, which require a new common equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged from current rules) and a Tier 1 leverage ratio of 5% (increased from 4%).

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

After a review of the model results as of December 31, 2013, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2013, 2012 and 2011.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2013 were approximately $31,681,000 and $6,363,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2013, consolidated liquid assets totaled $221.6 million or 37.4% of total assets compared to $216.5 million or 36.2% of total assets on December 31, 2012. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with two of its correspondent banks. At December 31, 2013, the Company had $17,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At December 31, 2013, American River Bank could have arranged for up to $78,030,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2013, the Company had $56,230,000 available under these secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. Based on the amount of assets pledged at the Federal Reserve Bank at December 31, 2013, the Company’s borrowing capacity was $21,358,000.

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

Table Thirteen: Certificates of Deposit Maturities

December 31, 2013
(dollars in thousands)	Less than $100,000	Over $100,000
Three months or less	$6,129	$29,222
Over three months through six months	4,156	12,116
Over six months through twelve months	5,669	5,237
Over twelve months	7,286	22,415
Total	$23,240	$68,990

Loan and lease demand also affects the Company’s liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen: Loan and Lease Maturities (Gross Loans and Leases)
December 31, 2013
(dollars in thousands)	One year or less	One year through five years	Over five years	Total
Commercial	$6,555	$16,351	$1,639	$24,545
Real estate	20,725	76,361	125,539	222,625
Agriculture	410	835	1,875	3,120
Consumer	248	5,007	517	5,772
Leases	59	1,285	—	1,344
Total	$27,997	$99,839	$129,570	$257,406

Loans and leases shown above with maturities greater than one year include $162,785,000 of floating interest rate loans and $66,624,000 of fixed rate loans and leases.

The carrying amount, maturity distribution and weighted average yield of the Company’s investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Yields may not represent actual future income to be recorded. Timing of principal prepayments on mortgage-backed securities may increase or decrease depending on market factors and the borrowers’ ability to make unscheduled principal payments. Fast prepayments on bonds that were purchased with a premium will result in a lower yield and slower prepayments on premium bonds will result in a higher yield, the opposite would be true for bonds purchased at a discount. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2013, 2012 and 2011 was $3,248,000, $3,254,000 and $3,093,000, respectively.

Table Fifteen: Securities Maturities and Weighted Average Yields
December 31,

(Taxable Equivalent Basis)
	2013			2012		2011
(dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield

Available-for-sale securities:
State and political subdivisions
Maturing within 1 year	$346	7.54%	$911	6.04%	$833	5.69%
Maturing after 1 year but within 5 years	2,357	4.98%	1,787	5.20%	2,675	6.08%
Maturing after 5 years but within 10 years	12,067	4.72%	11,940	4.35%	10,139	5.93%
Maturing after 10 years	12,133	4.14%	15,018	4.55%	15,541	5.26%
Mortgage-backed securities	244,160	2.09%	200,515	2.06%	179,454	2.54%
Other
Maturing after 1 year but within 5 years	1,609	4.88%	1,594	4.88%	—	—
Non-maturing	119	0.00%	74	0.00%	69	0.00%
Total investment securities	$272,791	2.34%	$231,839	2.54%	$208,711	2.45%

Held-to-maturity securities:
Mortgage-backed securities	$1,185	4.54%	$2,117	4.52%	$4,010	4.50%
Total investment securities	$1,185	4.57%	$2,117	4.52%	$4,010	4.50%

The carrying values of available-for-sale securities include net unrealized gains of $1,872,000, $7,142,000 and $5,930,000 at December 31, 2013, 2012 and 2011, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses; however, the net unrecognized gains at December 31, 2013, 2012 and 2011 were $78,000, $138,000 and $221,000, respectively.

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

As of December 31, 2013, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. At origination, real estate commitments are generally secured by property with a loan-to-value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates. The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2013	2012

Commitments to extend credit (dollars in thousands):

Revolving lines of credit secured by 1-4 family residences	$2,071	$3,644
Commercial real estate, construction and land development commitments secured by real estate	11,890	7,587
Other unused commitments, principally commercial loans	17,720	15,287
	$31,681	$26,518

Letters of credit	$6,363	$6,506
58

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

Contractual Obligations

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2013. Included in the table are amounts payable under the Company’s Deferred Compensation Plan, Deferred Fees Plan and salary continuation agreements listed in the “Other Long-Term Liabilities…” category. At December 31, 2013, these amounts represented $3,451,000 most of which is anticipated to be primarily payable at least five years in the future.

Table Sixteen: Contractual Obligations

(dollars in thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$16,000	$8,000	$4,000	$2,000	$2,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	2,787	775	1,387	516	109
Purchase Obligations	—	—	—	—	—
Certificates of Deposit	92,230	62,529	14,367	15,319	15
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	3,451	152	329	183	2,787
Total	$114,468	$71,456	$20,083	$18,018	$4,911

Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board amended existing guidance related to reporting amounts reclassified out of other comprehensive income out of accumulated other comprehensive income.  These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. These amendments are effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The effect of adopting this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the “Market Risk Management” section of Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 55.

Item 8. Financial Statements and Supplementary Data.

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

American River Bankshares

Rancho Cordova, California

We have audited the accompanying consolidated balance sheets of American River Bankshares and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American River Bankshares and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California
February 27, 2014
61

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012
(Dollars in thousands)

	2013	2012

ASSETS

Cash and due from banks	$17,948	$55,461
Interest-bearing deposits in banks	1,000	750
Investment securities (Note 5):
Available-for-sale, at fair value	272,791	231,839
Held-to-maturity, at amortized cost	1,185	2,117
Loans and leases, less allowance for loan and lease losses of $5,346 in 2013 and $5,781 in 2012 (Notes 6, 7, 12 and 17)	251,747	252,118
Premises and equipment, net (Note 8)	1,500	1,888
Federal Home Loan Bank of San Francisco stock	3,248	3,254
Other real estate owned, net	6,621	12,237
Goodwill (Note 4)	16,321	16,321
Bank-owned life insurance (Note 16)	12,686	12,858
Accrued interest receivable and other assets (Notes 11 and 16)	7,706	7,546

	$592,753	$596,389

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$145,516	$151,201
Interest-bearing (Note 9)	338,174	327,055

Total deposits	483,690	478,256

Short-term borrowings (Note 10)	8,000	2,000
Long-term borrowings (Note 10)	8,000	16,000
Accrued interest payable and other liabilities (Note 16)	6,043	6,139

Total liabilities	505,733	502,395

Commitments and contingencies (Note 12)

Shareholders’ equity (Notes 13 and 14):
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding –8,489,247 shares in 2013 and 9,327,203 shares in 2012	61,108	67,977
Retained earnings	24,789	21,732
Accumulated other comprehensive income, net of taxes (Note 5)	1,123	4,285

Total shareholders’ equity	87,020	93,994

	$592,753	$596,389

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share data)

	2013	2012	2011
Interest income:
Interest and fees on loans and leases	$14,191	$16,687	$19,235
Interest on deposits in banks	3	8	20
Interest and dividends on investment securities:
Taxable	3,822	3,708	4,224
Exempt from Federal income taxes	865	896	720

Total interest income	18,881	21,299	24,199

Interest expense:
Interest on deposits (Note 9)	1,197	1,610	2,238
Interest on borrowings	293	284	370

Total interest expense	1,490	1,894	2,608

Net interest income	17,391	19,405	21,591

Provision for loan and lease losses (Note 7)	200	1,365	3,625

Net interest income after provision for loan and lease losses	17,191	18,040	17,966

Noninterest income:
Service charges	590	724	761
Gain on sale and call of investment securities (Note 5)	36	93	353
Other income (Note 15)	1,389	1,957	994

Total noninterest income	2,015	2,774	2,108

Noninterest expense:
Salaries and employee benefits (Notes 6 and 16)	8,516	8,260	8,465
Other real estate expense	936	2,065	1,288
Occupancy (Notes 8, 12 and 17)	1,212	1,209	1,140
Furniture and equipment (Notes 8 and 12)	758	812	719
Regulatory assessments	382	633	931
Other expense (Notes 4 and 15)	3,087	3,768	3,758

Total noninterest expense	14,891	16,747	16,301

Income before provision for income taxes	4,315	4,067	3,773

Provision for income taxes (Note 11)	1,258	860	1,269

Net income	$3,057	$3,207	$2,504

Basic earnings per share (Note 13)	$0.34	$0.34	$0.25

Diluted earnings per share (Note 13)	$0.34	$0.34	$0.25

Cash dividends per share of issued and outstanding common stock	$—	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011

Net income	$3,057	$3,207	$2,504
Other comprehensive (loss) income:
Increase in net unrealized (losses) gains on investment securities	(5,234)	1,305	3,435
Deferred tax benefit (expense)	2,094	(522)	(1,374)
(Decrease) increase in net unrealized gains on investment securities, net of tax	(3,140)	783	2,061

Reclassification adjustment for realized gains included in net income	(36)	(93)	(353)
Tax effect	14	37	141
Realized gains, net of tax	(22)	(56)	(212)

Total other comprehensive (loss) income	(3,162)	727	1,849

Comprehensive (loss) income	$(105)	$3,934	$4,353

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

				Accumulated
				Other	Total
	Common Stock			Comprehensive	Share-
			Retained	Income	holders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2011	9,874,867	$71,814	$16,021	$1,709	$89,544

Net income	—	—	2,504	—	2,504
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)	—	—	—	1,849	1,849

Net restricted stock award activity and related compensation expense	16,042	86	—	—	86
Stock option compensation expense	—	116	—	—	116

Balance, December 31, 2011	9,890,909	72,016	18,525	3,558	94,099

Net income	—	—	3,207	—	3,207
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)	—	—	—	727	727

Retirement of common stock (Note 13)	(575,389)	(4,194)	—	—	(4,194)
Net restricted stock award activity and related compensation expense	11,683	110	—	—	110
Stock option compensation expense	—	45	—	—	45

Balance, December 31, 2012	9,327,203	67,977	21,732	4,285	93,994

Net income	—	—	3,057	—	3,057
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)	—	—	—	(3,162)	(3,162)

Retirement of common stock (Note 13)	(849,404)	(7,000)	—	—	(7,000)
Net restricted stock award activity and related compensation expense	11,448	111			111
Stock option compensation expense	—	20	—	—	20

Balance, December 31, 2013	8,489,247	$61,108	$24,789	$1,123	$87,020

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011

Cash flows from operating activities:
Net income	$3,057	$3,207	$2,504
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	200	1,365	3,625
Increase (decrease) in deferred loan and lease origination fees, net	83	(72)	(125)
Depreciation and amortization	518	784	739
Amortization of investment security premiums and discounts, net	5,774	4,333	2,484
Gain on sale and call of investment securities	(36)	(93)	(353)
Increase in cash surrender value of life insurance policies	(129)	(1,566)	(273)
Gain on life insurance death benefit	(118)	—	—
Provision for deferred income taxes	244	454	(438)
Stock-based compensation expense	131	155	202
Gain or loss on sale/write-down of other real estate owned	158	1,571	1,319
Decrease in accrued interest receivable and other assets	1,703	128	265
(Decrease) increase in accrued interest payable and other liabilities	(96)	5	(1,140)

Net cash provided by operating activities	11,489	10,271	8,809

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	8,851	15,567	9,706
Proceeds from called available-for-sale investment securities	590	195	1,365
Proceeds from matured available-for-sale investment securities	905	825	430
Purchases of available-for-sale investment securities	(119,972)	(96,475)	(93,208)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	57,664	53,727	28,445
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	934	1,898	2,156
Net (increase) decrease in interest-bearing deposits in banks	(250)	500	998
Net (increase) decrease in loans and leases	(1,741)	31,066	32,784
Net proceeds from sale of other real estate owned	7,475	3,637	1,705
Death benefit from life insurance policy	419	—	—
Capitalized additions to other real estate	(187)	—	—
Purchases of equipment	(130)	(134)	(849)
Net decrease (increase) in FHLB stock	6	(161)	393

Net cash (used in) provided by investing activities	(45,436)	10,645	(16,075)

(Continued)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$10,185	$16,713	$9,678
Net decrease in time deposits	(4,751)	(742)	(12,515)
Cash paid to repurchase common stock	(7,000)	(4,194)	—
(Decrease) increase in long-term borrowings	(8,000)	2,000	4,000
Increase (decrease) in short-term borrowings	6,000	(3,000)	(2,000)

Net cash (used in) provided by financing activities	(3,566)	10,777	(837)

(Decrease) increase in cash and cash equivalents	(37,513)	31,693	(8,103)

Cash and cash equivalents at beginning of year	55,461	23,768	31,871

Cash and cash equivalents at end of year	$17,948	$55,461	$23,768

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$1,490	$1,958	$2,650
Income taxes	$1,575	$1,395	$1,250

Non-cash investing activities:
Real estate acquired through foreclosure	$1,829	$9,388	$9,489

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

American River Bankshares (the “Company”) was incorporated under the laws of the State of California in 1995 under the name of American River Holdings and changed its name in 2004 to American River Bankshares. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. As a community oriented regional bank holding company, the principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Amador, and Sonoma counties. In addition, the Company has two loan production offices located in Alameda and Santa Clara counties.

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2013. Reclassifications had no affect on prior year net income or shareholders’ equity.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers during the years ended December 31, 2013 and 2012.

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

For all classes of loans and leases, the accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payment requirements within an acceptable time frame relative to the terms stated in the loan agreement. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan or lease is well secured and in the process of collection. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans and leases are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Direct financing leases are carried net of unearned income. Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the lease.

Loan Sales and Servicing

Included in the loan and lease portfolio are Small Business Administration (“SBA”) loans and Farm Service Agency guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or fair value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2013 and 2012.

SBA and Farm Service Agency loans with unpaid balances of $269,000 and $328,000 were being serviced for others as of December 31, 2013 and 2012, respectively. The Company also serviced loans that are participated with other financial institutions totaling $8,320,000 and $10,108,000 as of December 31, 2013 and 2012, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2013 and 2012.

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

For all classes of the portfolio, a loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Impaired loans are individually evaluated to determine the extent of impairment, if any, except for smaller-balance loans that are collectively evaluated for credit risk. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the credit’s original interest rate, except that as a practical expedient, it may measure impairment based on a credit’s observable market price, or the fair value of the collateral if the credit is collateral dependent. A loan or lease is collateral dependent if the repayment of the credit is expected to be provided solely by the sale or operation of the underlying collateral.

For all portfolio segments, a restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Company grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans or leases that are reported as TDRs are considered impaired and measured for impairment as described above.

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulators, the FDIC and the California Department of Business Oversight, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

Other Real Estate Owned (OREO)

Other real estate owned includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate may be maintained to provide for temporary declines in value. The valuation allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. During 2013, the Company received $7,475,000 in net proceeds from the sale of other real estate owned with net gains of $44,000 recognized on the sale. During 2012, the Company received $3,637,000 in net proceeds from the sale of other real estate owned with net losses of $2,000 recognized on the sale. The recorded investment in other real estate owned totaled $6,621,000 and $12,237,000 at December 31, 2013 and 2012, respectively, and had related valuation allowances of $106,000 and $175,000, respectively.

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

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2013, the Company had one reporting unit and that reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount combined with the current taxes payable or refundable, results in the income tax expense for the current year. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company’s analysis of available evidence, the Company determined that it is “more likely than not” that all of the deferred income tax assets as of December 31, 2013 and 2012 will be fully realized and therefore no valuation allowance was recorded.

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

Earnings Per Share

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock that share in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options and restricted stock in computing diluted EPS. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the consolidated financial statements. There were no stock splits or stock dividends in 2013, 2012 or 2011.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2013, the Company had two stock-based compensation plans, which are described more fully in Note 13. Compensation expense, net of related tax benefits, recorded in 2013, 2012 and 2011 totaled $84,000, $102,000 and $180,000, or $0.01, $0.01 and $0.02 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

There were no options granted in 2013 or 2011 under either stock-based compensation plans.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The following is a summary of stock-based compensation information as of or for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(Dollars in thousands)

Total intrinsic value of options exercised	$—	$—	$—

Aggregate cash received for option exercises	$—	$—	$—
Total fair value of options vested	$40	$90	$178
Total compensation cost, options and restricted stock	$131	$155	$202
Tax benefit recognized	$47	$53	$22
Net compensation cost, options and restricted stock	$84	$102	$180
Total compensation cost for nonvested option awards not yet recognized	$38	$59	$62
Weighted average years for compensation cost for nonvested options to be recognized	1.1	1.1	.8
Total compensation cost for restricted stock not yet recognized	$173	$152	$151
Weighted average years for compensation cost for restricted stock to be recognized	1.0	1.4	1.6

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

Adoption of New Accounting Standards

In February 2013, the Financial Accounting Standards Board amended existing guidance related to reporting amounts reclassified out of other comprehensive income out of accumulated other comprehensive income.  These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. These amendments are effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The effect of adopting this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2013 and December 31, 2012. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
December 31, 2013	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$17,948	$17,948			$17,948
Interest-bearing deposits in banks	1,000		1,000		1,000
Available-for-sale securities	272,791	70	272,721		272,791
Held-to-maturity securities	1,185		1,263		1,263
FHLB stock	3,248	N/A	N/A	N/A	N/A
Loans and leases, net	251,747			249,931	249,931
Accrued interest receivable	1,930		1,170	760	1,930

Financial liabilities:
Deposits:
Noninterest-bearing	$145,516	$145,516			$145,516
Savings	51,733	51,733			51,733
Money market	135,169	135,169			135,169
NOW accounts	59,042	59,042			59,042
Time, $100,000 or more	68,990		69,763		69,763
Other time	23,240		23,426		23,426
Short-term borrowings	8,000	8,000			8,000
Long-term borrowings	8,000		8,110		8,110
Accrued interest payable	125		125		125
78

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

	Carrying	Fair Value Measurements Using:
December 31, 2012	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$55,461	$55,461			$55,461
Interest-bearing deposits in banks	750		750		750
Available-for-sale securities	231,839	15	231,824		231,839
Held-to-maturity securities	2,117		2,255		2,255
FHLB stock	3,254	N/A	N/A	N/A	N/A
Loans and leases, net	252,118			253,455	253,455
Accrued interest receivable	1,872		1,044	828	1,872

Financial liabilities:
Deposits:
Noninterest-bearing	$151,201	$151,201			$151,201
Savings	51,539	51,539			51,539
Money market	127,644	127,644			127,644
NOW accounts	50,891	50,891			50,891
Time, $100,000 or more	71,145		71,904		71,904
Other time	25,836		26,068		26,068
Short-term borrowings	2,000	2,000			2,000
Long-term borrowings	16,000		16,147		16,147
Accrued interest payable	162		162		162

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at December 31, 2013 and December 31, 2012:

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

Accrued interest receivable and payable: The carrying amount of accrued interest receivable and accrued interest payable approximates fair value resulting in a Level 2 or 3 classification consistent with the asset or liability it is associated with..

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at December 31, 2013 and December 31, 2012.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

(dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
December 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$244,160	$—	$244,160	$—	$—
Corporate Debt Securities	1,609		1,609
Obligations of states and political subdivisions	26,903		26,903	—	—
Corporate stock	119	70	49	—	—

Total recurring	$272,791	$70	$272,721	$—	$—
80

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

(dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:

Real estate:
Commercial	306			306	6

Other real estate owned	6,621			6,621	(250)

Total nonrecurring	$6,927	$	$	$6,927	$(244)

(dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$200,515	$—	$200,515	$—	$—
Corporate Debt Securities	1,594		1,594
Obligations of states and political subdivisions	29,656		29,656	—	—
Corporate stock	74	15	59	—	—

Total recurring	$231,839	$15	$231,824	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$776	$	$	$776	$(106)
Real estate:
Commercial	432			432	(68)
Residential	210			210	(72)

Other real estate owned	12,237			12,237	(1,002)

Total nonrecurring	$13,655	$	$	$13,655	$(1,248)

There were no transfers between Levels 1 and 2 during the years ended December 31, 2013 or December 31, 2012.

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

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2013 and 2012, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment and was most recently evaluated in December 2012 under the provisions of the codification Topic 350, Goodwill and Other Intangibles. Management determined that no impairment recognition was required for the years ended December 31, 2013, 2012 and 2011.

Amortization of the intangible assets included in other expense totaled $183,000 for the year ended December 31, 2012 and $219,000 for the year ended December 31, 2011. The December 31, 2011 balance of $183,000 was fully amortized in 2012.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2013 and 2012 consisted of the following (dollars in thousands):

Available-for-Sale

	2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Mortgage-backed securities	$243,058	$3,429	$(2,327)	$244,160
Obligations of states and political subdivisions	26,302	775	(174)	26,903
Corporate Debt Securities	1,505	104	—	1,609
Equity securities:
Corporate stock	54	65	—	119

	$270,919	$4,373	$(2,501)	$272,791

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Mortgage-backed securities	$195,444	$5,661	$(590)	$200,515
Obligations of states and political subdivisions	27,682	1,974	—	29,656
Corporate Debt Securities	1,507	87	—	1,594
Equity securities:
Corporate stock	64	10	—	74

	$224,697	$7,732	$(590)	$231,839

Net unrealized gains on available-for-sale investment securities totaling $1,872,000 were recorded, net of $749,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2013. Proceeds and gross realized gains from the sale, impairment and call of available-for-sale investment securities for the year ended December 31, 2013 totaled $9,441,000 and $36,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2013.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Held-to-Maturity

2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Mortgage-backed securities	$1,185	$78	$—	$1,263

2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Mortgage-backed securities	$2,117	$138	$—	$2,255

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2013, 2012 and 2011.

The amortized cost and estimated fair value of investment securities at December 31, 2013 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$345	$346
After one year through five years	3,801	3,966
After five years through ten years	11,641	12,067
After ten years	12,020	12,133

Investment securities not due at a single maturity date:
Mortgage-backed securities	243,058	244,160	$1,185	$1,263
Corporate stock	54	119

	$270,919	$272,791	$1,185	$1,263

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $61,319,000 and $43,877,000 and estimated fair values totaling $62,440,000 and $45,877,000 were pledged to secure State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2013 and 2012, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2013 and 2012 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2013

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$10,047	$(147)	$98,723	$(2,180)	$108,770	$(2,327)
Obligations of states and political subdivisions	4,223	(174)	—	—	4,223	(174)

	$14,270	$(321)	$98,723	$(2,180)	$112,993	$(2,501)

2012

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
U.S. Government guaranteed and sponsored entity mortgage-backed securities	$37,440	$(590)	$—	$—	$37,440	$(590)

At December 31, 2013, the Company held 216 securities of which 49 were in a loss position for less than twelve months and five were in a loss position for twelve months or more. Of these securities 44 are mortgage-backed securities and five are obligations of states and political subdivisions.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,

	2013	2012

Real estate – commercial	$184,204	$180,126
Real estate – construction	9,633	6,918
Real estate – multi-family	11,085	9,155
Real estate – residential	17,703	17,701
Commercial	24,545	30,811
Lease financing receivable	1,344	1,509
Agriculture	3,120	3,340
Consumer	5,772	8,569

	257,406	258,129

Deferred loan and lease origination fees, net	(313)	(230)
Allowance for loan and lease losses	(5,346)	(5,781)

	$251,747	$252,118

Certain loans are pledged as collateral for available borrowings with the FHLB and the Federal Reserve Bank of San Francisco (the “FRB”). Pledged loans totaled $140,604,000 and $162,657,000 at December 31, 2013 and 2012, respectively (see Note 10).

The components of the Company’s lease financing receivable are summarized as follows (dollars in thousands):

	December 31,

	2013	2012

Future lease payments receivable	$1,396	$1,585
Residual interests	38	39
Unearned income	(90)	(115)

Net lease financing receivable	$1,344	$1,509

Future lease payments receivable are as follows (dollars in thousands):

Year Ending December 31,

2014	$540
2015	469
2016	236
2017	95
2018	56
Total lease payments receivable	$1,396

Salaries and employee benefits totaling $315,000, $339,000 and $371,000 have been deferred as loan and lease origination costs for the years ended December 31, 2013, 2012 and 2011, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows (dollars in thousands):

	Year Ended December 31,

	2013	2012	2011

Balance, beginning of year	$5,781	$7,041	$7,585
Provision charged to operations	200	1,365	3,625
Losses charged to allowance	(938)	(2,854)	(4,698)
Recoveries	303	229	529

Balance, end of year	$5,346	$5,781	$7,041
87

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show the activity in the allowance for loan and lease losses for the years ended December 31, 2013, 2012 and 2011 and the allocation of the allowance for loan and lease losses as of December 31, 2013 and 2012 by portfolio segment and by impairment methodology (dollars in thousands):

	December 31, 2013

		Real Estate					Other
	Commercial	Commercial	Multi-Family	Construction		Residential	Leases		Agriculture		Consumer	Unallocated		Total

Allowance for Loan and Lease Losses

Beginning balance	$1,351	$2,526	$238		$594	$477		$3		$87	$262		$243	$5,781
Provision for loan losses	(304)	327	4		(73)	363		2		(7)	(75)		(37)	200
Loans charged-off	(377)	(476)	—		—	(58)		(1)		—	(26)		—	(938)
Recoveries	215	24	—		21	43		—		—	—		—	303

Ending balance allocated to portfolio segments	$885	$2,401	$242		$542	$825		$4		$80	$161		$206	$5,346

Ending balance:
Individually evaluated for impairment	$392	$792	$108	$		$276	$		$		$30	$		$1,598

Ending balance:
Collectively evaluated for impairment	$493	$1,609	$134		$542	$549		$4		$80	$131		$206	$3,748

Loans

Ending balance	$24,545	$184,204	$11,085		$9,633	$17,703		$1,344		$3,120	$5,772	$		$257,406

Ending balance:
Individually evaluated for impairment	$1,736	$19,919	$1,650		$248	$3,316	$		$		$165	$		$27,034

Ending balance:
Collectively evaluated for impairment	$22,809	$164,285	$9,435		$9,385	$14,387		$1,344		$3,120	$5,607	$		$230,372
88

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
89

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2011

		Real Estate				Other
	Commercial	Commercial	Muilti-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance	$2,574	$2,715	$115	$1,090	$581	$7	$131	$221	$151	$7,585
Provision for loan losses	(488)	2,341	203	327	593	72	35	327	215	3,625
Loans charged-off	(713)	(2,005)	(120)	(835)	(565)	—	(240)	(220)	—	(4,698)
Recoveries	163	105	—	—	—	—	241	20	—	529

Ending balance allocated to portfolio segments	$1,536	$3,156	$198	$582	$609	$79	$167	$348	$366	$7,041
90

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show the loan portfolio allocated by management’s internal risk ratings as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013

	Credit Risk Profile by Internally Assigned Grade

		Real Estate				Other Credit Exposure

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total
Grade:
Pass	$20,728	$147,995	$9,509	$5,778	$11,706	$1,344	$2,728	$5,486	$205,274
Watch	1,556	12,567	1,156	3,270	2,530	—	—	21	21,100
Special mention	491	19,253	420	585	1,281	—	392	111	22,533
Substandard	1,770	4,389	—	—	2,186	—	—	154	8,499
Doubtful	—	—	—	—	—	—	—	—	—

Total	$24,545	$184,204	$11,085	$9,633	$17,703	$1,344	$3,120	$5,772	$257,406

	December 31, 2012

	Credit Risk Profile by Internally Assigned Grade

		Real Estate				Other Credit Exposure

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total
Grade:
Pass	$25,670	$134,969	$7,018	$3,049	$13,283	$1,506	$2,938	$7,696	$196,129
Watch	1,994	14,613	1,181	3,262	2,518	—	—	251	23,819
Special mention	653	16,041	441	607	1,163	—	402	153	19,460
Substandard	1,804	14,503	515	—	737	3	—	469	18,031
Doubtful	690	—	—	—	—	—	—	—	690

Total	$30,811	$180,126	$9,155	$6,918	$17,701	$1,509	$3,340	$8,569	$258,129
91

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
	30-59 Days Past Due		60-89 Days Past Due		Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing		Nonaccrual

Commercial:
Commercial	$		$		$798	$798	$23,747	$24,545	$		$766

Real estate:
Commercial		1,598		336	713	2,647	181,557	184,204		80	977
Multi-family							11,085	11,085
Construction							9,633	9,633
Residential							17,703	17,703

Other:
Leases							1,344	1,344
Agriculture							3,120	3,120
Consumer		25		1	90	116	5,656	5,772			156

Total		$1,623		$337	$1,601	$3,561	$253,845	$257,406		$80	$1,899
92

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
93

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show information related to impaired loans as of and for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$577	$577	$—	$665	$11
Real estate:
Commercial	10,921	11,119	—	11,614	11
Construction	248	248	—	256	—
Other:
Consumer	37	37	—	37	1

	$11,783	$11,981	$—	$12,572	$23

With an allowance recorded:
Commercial	$1,159	$1,159	$392	$1,240	$10
Real estate:
Commercial	8,998	8,998	792	9,008	196
Multi-family	1,650	1,743	108	1,665	39
Residential	3,316	3,316	276	3,354	70
Other:
Consumer	128	128	30	136	1

	$15,251	$15,344	$1,598	$15,403	$316

Total:
Commercial	$1,736	$1,736	$392	$1,905	$21
Real estate:
Commercial	19,919	20,117	792	20,622	207
Multi-family	1,650	1,743	108	1,665	39
Construction	248	248	—	256
Residential	3,316	3,316	276	3,354	70
Other:
Consumer	165	165	30	173	2

	$27,034	$27,325	$1,598	$27,975	$339
94

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
95

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

The recorded investment in loans and leases that were considered to be impaired totaled $27,034,000 at December 31, 2013 and had a related valuation allowance of $1,589,000. The average recorded investment in impaired loans and leases during 2013 was approximately $27,975,000.

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

Non-accrual loans and leases totaled approximately $1,899,000 and $5,474,000 at December 31, 2013 and 2012, respectively. There was a single loan of approximately $80,000 that was in the process of renewal that was past due 90 days and accruing interest at December 31, 2013 and no loans and leases past due 90 days or more and still accruing interest at December 31, 2012. Interest income on non-accrual loans is generally recognized on a cash basis and was approximately $161,000, $197,000 and $440,000 for the years ended December 31, 2013, 2012 and 2011. Interest foregone on non-accrual loans was approximately $327,000, $715,000 and $1,706,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Troubled Debt Restructurings

At December 31, 2013 and 2012, the Company had $13,207,000 and $17,367,000 in loans to clients whose loan terms were modified in troubled debt restructurings, respectively. The Company had allocated $817,000 and $1,575,000 of specific reserves to these troubled debt restructurings as of December 31, 2013 and 2012, respectively. The Company has not committed to lend additional amounts as of December 31, 2013 and 2012 to borrowers with outstanding loans that are classified as troubled debt restructurings.

During the period ended December 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan at a stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a term out of a revolving loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from one month to eight years. Modifications involving an extension of the maturity date were for periods ranging from six months to eight years.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2013 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Commercial	3	$352	$352
Real estate – commercial	8	6,989	6,989
Real estate – residential	1	564	564

Total	12	$7,905	$7,905

The troubled debt restructurings described above increased the allowance for loan and lease losses by $89,000 and resulted in no charge offs of during the year ended December 31, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2013 (dollars in thousands):

	Number	Recorded
	of Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Commercial	1	$474

Total	1	$474
97

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Troubled Debt Restructurings (Continued)

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan and lease losses by $229,000 and resulted in no charge-offs during the year ended December 31, 2013.

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

The troubled debt restructurings described above increased the allowance for loan and lease losses by $430,000 and resulted in charge-offs of $211,000 during the year ended December 31, 2012.

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

Troubled Debt Restructurings (Continued)

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan and lease losses by $18,000 and resulted in charge-offs of $485,000 during the year ended December 31, 2012.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,

	2013	2012

Land	$206	$206
Building and improvements	802	769
Furniture, fixtures and equipment	5,681	5,587
Leasehold improvements	1,647	1,646

	8,336	8,208
Less accumulated depreciation and amortization	(6,836)	(6,320)

	$1,500	$1,888

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $518,000, $601,000 and $520,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

9.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,

	2013	2012

Savings	$51,733	$51,539
Money market	135,169	127,644
NOW accounts	59,042	50,891
Time, $100,000 or more	68,990	71,145
Other time	23,240	25,836

	$338,174	$327,055

The Company held $29,000,000 in certificates of deposit for the State of California as of December 31, 2013 and 2012. This amount represents 6.0% of total deposit balances at December 31, 2013 and 6.1% at December 31, 2012.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INTEREST-BEARING DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,

2014	$62,529
2015	6,177
2016	8,190
2017	8,895
2018	6,423
Thereafter	16

$92,230

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,

	2013	2012	2011

Savings	$68	$114	$183
Money market	435	616	1,000
NOW accounts	40	42	44
Time, $100,000 or more	446	528	601
Other time	208	310	410

	$1,197	$1,610	$2,238

10.	BORROWING ARRANGEMENTS

The Company has $17,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with two of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2013 and 2012.

In addition, the Company has a line of credit available with the FHLB which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $16,000,000 were outstanding from the FHLB at December 31, 2013, bearing fixed interest rates ranging from 1.19% to 2.73% and maturing between January 13, 2014 and July 12, 2019. Advances totaling $18,000,000 were outstanding from the FHLB at December 31, 2012, bearing fixed interest rates ranging from 0.67% to 2.73% and maturing between May 20, 2013 and July 12, 2019. Amounts available under the borrowing arrangement with the FHLB at December 31, 2013 and 2012 totaled $53,021,000 and $59,254,000, respectively.

In addition, the Company entered into a secured borrowing agreement with the FRB in 2008. The borrowing arrangement is secured by pledging selected loans (see Note 6) and investment securities (see Note 5). There were no advances outstanding as of December 31, 2013 and 2012. Amounts available under the borrowing arrangement with the FRB at December 31, 2013 and 2012 totaled $21,358,000 and $27,448,000, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	BORROWING ARRANGEMENTS (Continued)

The following table summarizes these borrowings (dollars in thousands):

	December 31,

	2013		2012
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Short-term portion of borrowings	$8,000	2.15%	$2,000	0.67%
Long-term borrowings	8,000	1.47%	16,000	1.81%

	$16,000	1.81%	$18,000	1.68%

Maturities on these borrowings are as follows:

Year Ending
December 31,

2014	$8,000,000
2015	2,000,000
2016	2,000,000
2017	2,000,000
2018	—
Thereafter	2,000,000

$16,000,000

The Company has also been issued $5,800,000 in letters of credit by the FHLB, included in the amounts available from the FHLB previously discussed, which have been pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2013 and management does not expect these lines to be drawn in the future.

11.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2013, 2012, and 2011 consisted of the following (dollars in thousands):

	Federal	State	Total

2013

Current	$797	$217	$1,014
Deferred	162	82	244

Provision for income taxes	$959	$299	$1,258

2012

Current	$379	$27	$406
Deferred	368	86	454

Provision for income taxes	$747	$113	$860
101

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

	Federal	State	Total

2011

Current	$1,340	$367	$1,707
Deferred	(352)	(86)	(438)

Provision for income taxes	$988	$281	$1,269

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,

	2013	2012

Deferred tax assets:
Allowance for loan and lease losses	$2,442	$2,637
Other real estate owned	556	1,146
Deferred compensation	2,370	2,006
Other	166	137

Total deferred tax assets	5,534	5,926

Deferred tax liabilities:
Unrealized gains on available-for-sale investment securities	(749)	(2,857)
Future liability of state deferred tax assets	(370)	(399)
Deferred loan costs	(233)	(219)
Federal Home Loan Bank stock dividends	(211)	(211)
Premises and equipment	(112)	(245)

Total deferred tax liabilities	(1,675)	(3,931)

Net deferred tax assets	$3,859	$1,995

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax. Furthermore, with few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2010 and by state and local taxing authorities for years before December 31, 2009. The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2013 were not significant.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34% in 2013, 2012 and 2011 to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,

	2013	2012	2011

Federal income tax statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	4.6%	1.8%	7.6%
Tax benefit of interest on obligations of states and political subdivisions	(6.5)%	(7.2)%	(6.6)%
Tax-exempt income from life insurance policies	(2.9)%	(2.2)%	(2.5)%
Equity compensation expense	0.1%	0.2%	0.7%
Other	(0.1)%	(5.5)%	0.4%

Effective tax rate	29.2%	21.1%	33.6%

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2021. Certain of the leases have five year renewal options. One of the branch facilities is leased from a current member of the Company’s Board of Directors (see Note 17).

Future minimum lease payments are as follows (dollars in thousands):

Year Ending
December 31,

2014	$775
2015	713
2016	674
2017	356
2018	160
Thereafter	109

$2,787

Rental expense included in occupancy, furniture and equipment expense totaled $865,000, $858,000 and $832,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,

	2013	2012

Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$2,071	$3,644
Commercial real estate, construction and land development commitments secured by real estate	11,890	7,587
Other unused commitments, principally commercial loans	17,720	15,287

	$31,681	$26,518

Standby letters of credit	$6,363	$6,506

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

In management’s judgment, a concentration exists in real estate-related loans which represented approximately 86% and 83% of the Company’s loan portfolio at December 31, 2013 and 2012, respectively. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company had $2,768,000 in uninsured deposits at December 31, 2013. There were no uninsured deposits at December 31, 2012.

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

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

		Weighted
		Average
		Number of
	Net	Shares	Per-Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2013

Basic earnings per share	$3,057	8,888	$0.34

Effect of dilutive stock-based compensation	—	6

Diluted earnings per share	$3,057	8,894	$0.34

December 31, 2012

Basic earnings per share	$3,207	9,483	$0.34

Effect of dilutive stock-based compensation	—	9

Diluted earnings per share	$3,207	9,492	$0.34

December 31, 2011

Basic earnings per share	$2,504	9,852	$0.25

Effect of dilutive stock-based compensation	—	6

Diluted earnings per share	$2,504	9,858	$0.25

Stock options for 277,923 shares, 305,670 shares and 358,198 shares of common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011, respectively, because they were antidilutive.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation

In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 260,594 options remain outstanding at December 31, 2013. On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. The total number of authorized shares that are available for issuance under the 2010 Plan is 1,432,312. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. The 2010 Plan and the 2000 Plan (collectively the “Plans”), under which equity incentives may be granted to employees and directors under incentive and nonstatutory agreements, require that the option price may not be less than the fair value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration; however, no new options will be awarded under the 2000 Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of an option.

A summary of the outstanding and nonvested stock option activity for the year ended December 31, 2013 is as follows:

	Outstanding		Nonvested
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
		Price		Fair Value
	Shares	Per Share	Shares	Per Share

Balance, January 1, 2013	305,670	$16.71	43,537	$1.73

Options granted
Options vested			(20,986)	$2.28
Options expired or canceled	(27,747)	$11.71

Balance, December 31, 2013	277,923	$18.06	22,551	$1.70

A summary of options as of December 31, 2013 is as follows:

Nonvested:
Weighted average exercise price of nonvested stock options	$7.63
Aggregate intrinsic value of nonvested stock options	$41,237
Weighted average remaining contractual term in years of nonvested stock options	7.13

Vested:
Number of vested stock options	255,372
Number of options expected to vest	16,913
Weighted average exercise price per share	$18.06
Aggregate intrinsic value	$41,186
Weighted average remaining contractual term in years	2.75
106

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation (Continued)

	Number of	Weighted	Number of
	Options	Average	Options
	Outstanding	Remaining	Exercisable
	December 31,	Contractual	December 31,
Range of Exercise Prices	2013	Life	2013

$7.07- $11.66	60,676	6.06 years	38,139
$11.67- $16.77	44,296	4.15 years	44,289
$16.78 - $18.10	38,928	.30 years	38,928
$18.11 - $18.23	31,998	1.29 years	31,993
$18.24 - $24.07	102,025	2.53 years	102,023

	277,923		255,372

Restricted Stock

There were 11,448 shares of restricted stock awarded during the second quarter of 2013. The restricted common shares awarded in 2013 vest one year from the date of the award. The weighted average contractual term over which the restricted stock will vest is a single year. There were 16,207 shares of restricted stock awarded during the second quarter of 2012. Of the 16,207 restricted common shares, 9,898 will vest one year from the date of the award and 6,309 will vest 20% per year from the date of the award. The weighted average contractual term over which the restricted stock will vest is 1.42 years.

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2013	26,969	$6.79

Awarded	11,448	7.86
Vested	14,427	6.94
Cancelled

Nonvested at December 31, 2013	23,990	7.22

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

Common Stock Repurchase Program

During 2012, the Company approved and authorized a stock repurchase program for 2012 (the “2012 Program”). The 2012 Program authorized the repurchase during 2012 of up to 6% of the outstanding shares of the Company’s common stock. During 2012, the Company repurchased 575,389 shares of its common stock at an average price of $7.29 per share. On December 20, 2012, the Company approved and authorized a stock repurchase program for 2013 (the “2013 Program”). The 2013 Program authorized the repurchase during 2013 of up to 10% of the outstanding shares of the Company’s common stock. During 2013, the Company repurchased 849,404 shares of its common stock at an average price of $8.24 per share. On January 17, 2014, the Company approved and authorized a stock repurchase program for 2014 (the “2014 Program”). The 2014 Program authorized the repurchase during 2014 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 424,462 shares based on the 8,489,247 shares outstanding as of December 31, 2013. Any repurchases under the 2014 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2014 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2014 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2014 Program at any time without notice.

14.	REGULATORY MATTERS

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. On July 24, 2009, the Board of Directors temporarily suspended the payment of cash dividends until such time as it is prudent to reestablish payment of cash dividends. As a result there were no cash dividends declared or paid in 2011, 2012 or 2013.

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

In addition, the California Financial Code restricts the total dividend payment of any state banking corporation in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. In addition, subject to prior regulatory approval, any state banking corporation may request an exception to this restriction.

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

Management believes that the Company and ARB met all their capital adequacy requirements as of December 31, 2013 and 2012.

	December 31,

	2013		2012

	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage Ratio

American River Bankshares and Subsidiaries	$69,576	11.9%	$73,388	12.8%
Minimum regulatory requirement	$23,433	4.0%	$22,900	4.0%

American River Bank	$69,705	11.9%	$72,284	12.6%
Minimum requirement for “Well-Capitalized” institution	$29,276	5.0%	$28,600	5.0%
Minimum regulatory requirement	$23,421	4.0%	$22,880	4.0%

Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$69,576	22.0%	$73,388	23.9%
Minimum regulatory requirement	$12,681	4.0%	$12,297	4.0%

American River Bank	$69,705	22.0%	$72,284	23.5%
Minimum requirement for “Well-Capitalized” institution	$19,003	6.0%	$18,425	6.0%
Minimum regulatory requirement	$12,669	4.0%	$12,283	4.0%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$73,556	23.2%	$77,255	25.1%
Minimum regulatory requirement	$25,471	8.0%	$24,747	8.0%

American River Bank	$73,681	23.3%	$76,146	24.8%
Minimum requirement for “Well-Capitalized” institution	$31,809	10.0%	$30,900	10.0%
Minimum regulatory requirement	$25,447	8.0%	$24,720	8.0%
110

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,

	2013	2012	2011

Merchant fee income	$443	$531	$467
Rental income from OREO properties	316	886	37
Increase in cash surrender value of life insurance policies (Note 16)	247	267	272
Other	383	273	218

	$1,389	$1,957	$994

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,

	2013	2012	2011

Professional fees	$933	$1,031	$1,037
Outsourced item processing	357	379	427
Directors’ expense	348	384	327
Telephone and postage	329	335	330
Amortization of intangible assets	—	183	219
Stationery and supplies	240	229	183
Advertising and promotion	284	268	231
Other operating expenses	596	959	1,004

	$3,087	$3,768	$3,758

16.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participant’s contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company’s contributions totaled $181,000, $184,000 and $172,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants’ deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 4.72% at December 31, 2013. Deferred compensation, including interest earned, totaled $2,543,000 and $2,436,000 at December 31, 2013 and 2012, respectively. The expense recognized under this plan totaled $117,000, $116,000 and $138,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. As of December 31, 2013 and 2012, the Company had accrued $1,132,000 and $1,054,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement and is included in accrued interest payable and other liabilities on the consolidated balance sheet. The expense recognized under this plan totaled $170,000, $143,000 and $166,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

In connection with these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $12,686,000 and $12,858,000 at December 31, 2013 and 2012, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Tax-exempt income on these policies, net of expense, totaled approximately $365,000, $267,000 and $272,000 for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, $118,000 of this tax-exempt income was from the death benefit proceeds of a life insurance policy on a former director.

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. The following is a summary of the aggregate activity involving related party borrowers during 2013 (dollars in thousands):

Balance, January 1, 2013	$3,795

Disbursements	275
Amounts repaid	(129)

Balance, December 31, 2013	$3,941

There are no undisbursed commitments to related parties as of December 31, 2013.

The Company also leases one of its branch facilities from a current member of the Company’s Board of Directors. Rental payments to the Director totaled $105,000, $105,000 and $100,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2013 and 2012

(Dollars in thousands)

	2013	2012

ASSETS

Cash and due from banks	$416	$661
Investment in subsidiaries	87,149	92,890
Other assets	291	1,339

	$87,856	$94,890

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Other liabilities	$836	$896

Total liabilities	836	896

Shareholders’ equity:
Common stock	61,108	67,977
Retained earnings	24,789	21,732
Accumulated other comprehensive income, net of taxes	1,123	4,285

Total shareholders’ equity	87,020	93,994

	$87,856	$94,890
113

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011

Income:
Dividends declared by subsidiaries – eliminated in consolidation	$6,000	$1,000	$—
Management fee from subsidiaries – eliminated in consolidation	—	—	2,840
Other income	—	—	28

Total income	6,000	1,000	2,868

Expenses:
Salaries and employee benefits	—	1	2,396
Professional fees	91	98	253
Directors’ expense	247	285	260
Other expenses	205	216	538

Total expenses	543	600	3,447

Income (loss) before equity in undistributed income of subsidiaries	5,457	400	(579)

Equity in (distributed) undistributed income of subsidiaries	(2,623)	2,560	2,845

Income before income taxes	2,834	2,960	2,266

Income tax benefit	223	247	238

Net income	$3,057	$3,207	$2,504
114

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011

Cash flows from operating activities:
Net income	$3,057	$3,207	$2,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributed (undistributed) earnings of subsidiaries	2,623	(2,560)	(2,845)
Equity-based compensation expense	131	155	202
Decrease (increase) in other assets	1,004	(1,209)	2,067
(Decrease) increase in other liabilities	(60)	110	(3,091)

Net cash provided (used in) by operating activities	6,755	(297)	(1,163)

Cash flows from investing activities:
Purchase of equipment	—	—	(36)
Sale of equipment	—	—	194

Net cash provided by investing activities	—	—	158

Cash flows from financing activities:
Cash paid to repurchase common stock	(7,000)	(4,194)	—

Net cash used in financing activities	(7,000)	(4,194)	—

Net decrease in cash and cash equivalents	(245)	(4,491)	(1,005)

Cash and cash equivalents at beginning of year	661	5,152	6,157

Cash and cash equivalents at end of year	$416	$661	$5,152
115

Selected Quarterly Information (Unaudited)

(In thousands, except per share and price range of common stock)

	March 31,	June 30,	September 30,	December 31,

2013

Interest income	$4,651	$4,551	$4,757	$4,922
Net interest income	4,244	4,176	4,396	4,575
Provision for loan and lease losses	100	100	—	—
Noninterest income	625	448	462	480
Noninterest expense	4,002	3,612	3,536	3,741
Income before taxes	767	912	1,322	1,314
Net income	622	652	893	890

Basic earnings per share	$.07	$.07	$.10	$.10
Diluted earnings per share	.07	.07	.10	.10
Cash dividends per share	—	—	—	—
Price range, common stock	$6.75-7.95	$7.39-9.53	$8.62-8.91	$7.89-9.58

2012

Interest income	$5,510	$5,324	$5,334	$5,131
Net interest income	5,008	4,842	4,864	4,691
Provision for loan and lease losses	580	375	410	—
Noninterest income	693	694	712	675
Noninterest expense	4,112	4,051	4,219	4,365
Income before taxes	1,009	1,110	947	1,001
Net income	712	845	780	870

Basic earnings per share	$.07	$.09	$.08	$.09
Diluted earnings per share	.07	.09	.08	.09
Cash dividends per share	—	—	—	—
Price range, common stock	$4.50-7.90	$6.25-8.31	$6.41-7.71	$6.21-7.89

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with such independent registered public accountants during the last two fiscal years ended December 31, 2013, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

116

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based upon those criteria.

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

117

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **
(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.
118

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.

(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and Marjorie Wood Taylor, Trustee of the Marjorie Wood-Taylor Trust, dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California (**) and Amendment No. 2 thereto dated May 14, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 15, 2009.

(10.4)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.5)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.6)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
(10.7)	Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
*(10.8)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.9)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.10)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
119

*(10.11)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.12)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.13)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.14)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

*(10.15)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.16)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
(10.17)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
(10.18)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.
(10.19)	Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012.

*(10.20)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eight Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013, and the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014.
120

.*(10.21)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.22)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.23)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.24)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.25)

Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.26)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.
(10.27)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.
(10.28)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.

*(10.29)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.30)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.31)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.
*(10.32)	Employment Agreement dated February 1, 2012, between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 8, 2012.
121

(10.33)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012.

*(10.34)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(10.35)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.

(10.36)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.
(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.

(23.1)	Consent of Crowe Horwath LLP.
(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

An Annual Report for the fiscal year ended December 31, 2013 and Notice of Annual Meeting and Proxy Statement for the Company’s 2014 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

122

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

February 27, 2014	By:	/s/ DAVID T. TABER
David T. Taber
Chief Executive Officer
(Principal Executive Officer)

February 27, 2014	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. FITE	Director, Chairman	2/27/14
Charles D. Fite

/s/ ROGER J. TAYLOR	Director, Vice Chairman	2/27/14
Roger J. Taylor

/s/ MITCHELL A. DERENZO	Chief Financial Officer	2/27/14
Mitchell A. Derenzo	(Principal Financial and Accounting Officer)

/s/ KIMBERLY A.BOX	Director	2/27/14
Kimberly A. Box

/s/ ROBERT J. FOX	Director	2/27/14
Robert J. Fox

/s/ WILLIAM A. ROBOTHAM	Director	2/27/14
William A. Robotham

/s/ DAVID T. TABER	Director, Chief Executive Officer	2/27/14
David T. Taber	(Principal Executive Officer)

/s/ STEPHEN H. WAKS	Director	2/27/14
Stephen H. Waks

/s/ PHILIP A. WRIGHT	Director	2/27/14
Philip A. Wright

/s/ MICHAEL A. ZIEGLER	Director	2/27/14
Michael A. Ziegler
123

EXHIBIT INDEX

Exhibit Number	Description	Page

23.1	Consent of Crowe Horwath LLP	125

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	126

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	127

32.1	Certification of American River Bankshares Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	128
124