Form 10-Q
period 2014-03-31
AMERICAN RIVER BANKSHARES
filed 2014-05-08
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock – 8,133,037 shares outstanding at May 6, 2014

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

Part II.

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	46

Signatures		51

Exhibit Index		52

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	54
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	March 31, 2014	December 31, 2013
ASSETS

Cash and due from banks	$24,131	$17,948
Interest-bearing deposits in banks Investment securities:	1,000	1,000
Available-for-sale, at fair value	275,211	272,791
Held-to-maturity, at amortized cost	1,092	1,185
Loans and leases, less allowance for loan and lease losses of $5,373 at March 31, 2014 and $5,346 at December 31, 2013	255,465	251,747
Premises and equipment, net	1,523	1,500
Federal Home Loan Bank stock	3,248	3,248
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	6,621	6,621
Bank owned life insurance	12,751	12,686
Accrued interest receivable and other assets	6,331	7,706
	$603,694	$592,753

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$155,860	$145,516
Interest-bearing	345,032	338,174
Total deposits	500,892	483,690

Short-term borrowings	3,000	8,000
Long-term borrowings	8,000	8,000
Accrued interest payable and other liabilities	5,884	6,043

Total liabilities	517,776	505,733

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none Outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 8,158,409 shares at March 31, 2014 and 8,489,247 shares at December 31, 2013	57,898	61,108
Retained earnings	25,795	24,789
Accumulated other comprehensive income, net of taxes	2,225	1,123

Total shareholders’ equity	85,918	87,020
	$603,694	$592,753

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the three months ended March 31,
	2014	2013

Interest income:
Interest and fees on loans	$3,455	$3,642
Interest on deposits in banks	1	1
Interest and dividends on investment securities:
Taxable	1,339	788
Exempt from Federal income taxes	201	220
Dividends	—	—
Total interest income	4,996	4,651
Interest expense:
Interest on deposits	262	331
Interest on borrowings	42	76
Total interest expense	304	407

Net interest income	4,692	4,244

Provision for loan and lease losses	—	100

Net interest income after provision for loan and lease losses	4,692	4,144

Noninterest income:
Service charges on deposit accounts	156	151
Gain on sale of securities	—	—
Gain on life insurance death benefit	—	118
Rental income from OREO properties	107	92
Other noninterest income	239	264
Total noninterest income	502	625

Noninterest expense:
Salaries and employee benefits	2,120	2,217
Occupancy	307	301
Furniture and equipment	178	194
Federal Deposit Insurance Corporation assessments	103	126
Expenses related to other real estate owned	(1)	305
Other expense	946	859
Total noninterest expense	3,653	4,002
Income before provision for income taxes	1,541	767

Provision for income taxes	535	145
Net income	$1,006	$622

Basic earnings per share	$0.12	$0.07
Diluted earnings per share	$0.12	$0.07

Cash dividends per share	$0.00	$0.00

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2014	2013

Net income	$1,006	$622
Other comprehensive income:
Increase (decrease) in net unrealized gains on investment securities	1,837	(432)
Deferred tax (expense) benefit	(735)	173
Increase (decrease) in net unrealized gains on investment securities, net of tax	1,102	(259)

Reclassification adjustment for realized gains included in net income	—	—
Tax effect	—	—
Realized gains, net of tax	—	—

Total other comprehensive income (loss)	1,102	(259)
Comprehensive income	$2,108	$363

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2013	9,327,203	67,977	21,732	4,285	93,994

Net income			3,057		3,057

Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(3,162)	(3,162)

Net restricted stock awarded and related compensation expense	11,448	111			111
Stock option compensation expense		20			20
Retirement of common stock	(849,404)	(7,000)			(7,000)

Balance, December 31, 2013	8,489,247	61,108	24,789	1,123	87,020

Net income			1,006		1,006
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,102	1,102

Net restricted stock award activity and related compensation expense	—	30			30

Stock option compensation expense	—	3			3
Retirement of common stock	(330,838)	(3,243)			(3,243)

Balance, March 31, 2014	8,158,409	$57,898	$25,795	$2,225	$85,918

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$1,006	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	100
Increase in deferred loan origination fees, net	7	3
Depreciation and amortization	114	134
Gain on sale and call of investment securities	—	—
Amortization of investment security premiums and discounts, net	1,238	1,422
Gain on life insurance death benefit	—	(118)
(Increase) decrease in cash surrender values of life insurance policies	(65)	46
Stock based compensation expense	33	33
(Gain) loss on sale/write-down of other real estate owned	(106)	93
Decrease in accrued interest receivable and other assets	639	1,157
Decrease in accrued interest payable and other liabilities	(159)	(467)

Net cash provided by operating activities	2,707	3,025

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	—	—
Proceeds from matured available-for-sale investment securities	270	—
Proceeds from called available-for-sale investment securities	105	—
Purchases of available-for-sale investment securities	(11,474)	(27,425)
Proceeds from principal repayments for available-for-sale investment securities	9,277	15,528
Proceeds from principal repayments for held-to-maturity investment securities	94	218
Net (increase) decrease in loans	(3,724)	6,091
Proceeds from sale of other real estate	106	3,743
Capitalized additions to other real estate	—	(112)
Death benefit from life insurance policy	—	419
Purchases of equipment	(137)	(44)

Net cash used in investing activities	(5,483)	(1,582)

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2014	2013
Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$18,173	$(7,477)
Net (decrease) increase in time deposits	(971)	77
Net decrease in other borrowings	(5,000)	—
Cash paid to repurchase common stock	(3,243)	(1,657)

Net cash provided by (used in) financing activities	$8,959	$(9,057)

Increase (decrease) in cash and cash equivalents	6,183	(7,164)

Cash and cash equivalents at beginning of year	17,948	55,461

Cash and cash equivalents at end of period	$24,131	$47,847

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at March 31, 2014 and December 31, 2013, the results of its operations and statement of comprehensive income for the three month periods ended March 31, 2014 and 2013, its cash flows for the three-month periods ended March 31, 2014 and 2013 and its statement of changes in shareholders’ equity for the year ended December 31, 2013 and the three months ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. The results of operations for the three-month period ended March 31, 2014 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses, stock-based compensation, the valuation of goodwill, and the provision for income taxes.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 260,594 stock options remain outstanding at March 31, 2014. At March 31, 2014, there were 17,329 stock options and 23,990 restricted shares outstanding and the total number of authorized shares that remain available for issuance under the 2010 Plan was 1,432,312. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonstatutory agreements and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended March 31, 2014 and 2013, the compensation cost recognized for equity compensation was $33,000 for each period. The recognized tax benefit for equity compensation expense was $12,000 and $11,000, for the three-month periods ended March 31, 2014 and 2013, respectively.

At March 31, 2014, the total compensation cost related to nonvested stock option awards not yet recorded is $25,000. This amount will be recognized over the next 3.25 years and the weighted average period of recognizing these costs is expected to be 1.6 years. At March 31, 2014, the total compensation cost related to restricted stock awards not yet recorded is $77,000. This amount will be recognized over the next 3.25 years and the weighted average period of recognizing these costs is expected to be .75 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month periods ended March 31, 2014 and 2013. A summary of option activity under the Plans as of March 31, 2014 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	277,923	$17.21	3.1 years	$82
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding at March 31, 2014	277,923	$17.21	2.9 years	$69
Vested at March 31, 2014	264,044	$17.75	2.6 years	$39
Non-vested at March 31, 2014	13,879	$7.08	8.1 years	$30
Expected to vest at March 31, 2014	10,411	$7.08	8.1 years	$—

Restricted Stock

There were no shares of restricted stock awarded during the three-month periods ended March 31, 2014 and 2013, respectively. There were no restricted stock awards that were fully vested during the three-month periods ended March 31, 2014 and 2013, respectively. The intrinsic value of nonvested restricted stock at March 31, 2014 was $221,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	23,990	$7.22
Awarded	—	—
Less: Vested	—	—
Less: Cancelled	—	—
Nonvested at March 31, 2014	23,990	$7.22

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three-month periods ended March 31, 2014 or 2013 or outstanding at March 31, 2014 or December 31, 2013.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $9.23 as of March 31, 2014.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $30,072,000 and standby letters of credit of approximately $6,092,000 at March 31, 2014 and loan commitments of approximately $31,681,000 and standby letters of credit of approximately $6,363,000 at December 31, 2013. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2014 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2014 or December 31, 2013.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (8,321,448 shares and 9,209,719 shares for the three-month periods ended March 31, 2014 and 2013, respectively). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards (20,395 shares for the three-month period ended March 31, 2014 and 10,898 shares for the three-month period ended March 31, 2013). For the three-month periods ended March 31, 2014 and 2013, there were 217,247 and 278,850 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at March 31, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

Available-for-Sale

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$244,081	$4,044	$(1,565)	$246,560
Obligations of states and political subdivisions	25,862	1,108	(73)	26,897
Corporate bonds	1,505	112	—	1,617
Equity securities:
Corporate stock	54	83	—	137
	$271,502	$5,347	$(1,638)	$275,211

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$243,058	$3,429	$(2,327)	$244,160
Obligations of states and political subdivisions	26,302	775	(174)	26,903
Corporate bonds	1,505	104	—	1,609
Equity securities:
Corporate stock	54	65	—	119
	$270,919	$4,373	$(2,501)	$272,791

Net unrealized gains on available-for-sale investment securities totaling $3,709,000 were recorded, net of $1,484,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2014. There were not any proceeds nor gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2014. There were no transfers of available-for-sale investment securities for the three-month period ended March 31, 2014.

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

Held-to-Maturity

March 31, 2014

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$1,092	$73	$—	$1,165

December 31, 2013		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$1,185	$78	$—	$1,263
12

There were no sales or transfers of held-to-maturity investment securities for the periods ended March 31, 2014 and March 31, 2013. Investment securities with unrealized losses at March 31, 2014 and December 31, 2013 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

March 31, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$81,540	$(1,278)	16,853	(287)	$98,393	$(1,565)
Obligations of states and political subdivisions	2,017	(73)	—	—	2,017	(73)
	$83,557	$(1,351)	$16,853	$(287)	$100,410	$(1,638)

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$10,047	$(147)	$98,723	$(2,180)	$108,770	$(2,327)
Obligations of states and political subdivisions	4,223	(174)	—	—	4,223	(174)
	$14,270	$(321)	$98,723	$(2,180)	$112,993	$(2,501)

There were no held-to-maturity investment securities with unrealized losses as of March 31, 2014 or December 31, 2013.

At March 31, 2014, the Company held 218 securities of which 39 were in a loss position for less than twelve months and eight were in a loss position for twelve months or more.  Of the 39 securities in a loss position of less than twelve months, 36 were mortgage-backed securities and three were obligations of states and political subdivisions.  All securities in a loss position, at March 31, 2014, for greater than twelve months were mortgage-backed securities. At December 31, 2013, the Company held 216 securities of which 49 were in a loss position for less than twelve months and five were in a loss position for twelve months or more.  Of these securities in a loss position, 44 are mortgage-backed securities and five are obligations of political subdivisions.  All securities in a loss position, at December 31, 2013, for greater than twelve months were mortgage-backed securities.

The unrealized loss on the Company’s investment securities is primarily driven by interest rates.  Because the decline in market value is attributable to a change in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be until maturity, management does not consider these investments to be other-than-temporarily impaired.

The amortized cost and estimated fair values of investment securities at March 31, 2014 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$1,745	$1,857
After one year through five years	2,026	2,083
After five years through ten years	12,162	12,746
After ten years	11,434	11,828
	27,367	28,514
Investment securities not due at a single maturity date:
Mortgage-backed securities	244,081	246,560	$1,092	$1,165
Corporate stock	54	137	—	—
	$271,502	$275,211	$1,092	$1,165

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At March 31, 2014 and December 31, 2013, the recorded investment in nonperforming loans and leases was approximately $1,883,000 and $1,979,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At March 31, 2014, the recorded investment in loans and leases that were considered to be impaired totaled $26,441,000, which includes $1,779,000 in nonaccrual loans and leases and $24,662,000 in accruing loans and leases. Of the total impaired loans of $26,441,000, loans totaling $11,740,000 were deemed to require no specific reserve and loans totaling $14,701,000 were deemed to require a related valuation allowance of $1,638,000. At December 31, 2013, the recorded investment in loans and leases that were considered to be impaired totaled $27,034,000 and had a related valuation allowance of $1,598,000. If interest had been accruing on the nonperforming loans, such income would have approximated $39,000 and $59,000 for the three months ended March 31, 2014 and 2013.

At March 31, 2014 and December 31, 2013, the recorded investment in other real estate owned (“OREO”) was $6,621,000. During the first quarter of 2014, the Company sold two parcels of land in El Dorado County that abutted an existing OREO property for a $106,000 net gain without any adjustment required to the value of the existing OREO property. The Company continues to own the OREO office building and land upon which the building is located but no longer owns the adjoining land.

The Company periodically obtains property valuations to determine whether the OREO recorded book value is considered fair value. During the first quarter of 2014, this valuation process did not result in the Company adjusting the book value of the OREO properties.

The March 31, 2014 OREO balance of $6,621,000 consists of nine properties including three commercial real estate properties in the total amount of $3,745,000, four commercial land properties in the total amount of $1,729,000 and two residential land properties in the total amount of $1,147,000.

Nonperforming loans and leases and other assets and OREO at March 31, 2014 and December 31, 2013 are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$363	$379
Nonaccrual loans and leases that are past due	1,520	1,520
Loans and leases past due 90 days and accruing interest	—	80
Other assets	878	878
Other real estate owned	6,621	6,621
Total nonperforming assets	$9,382	$9,478

Nonperforming loans and leases to total loans and leases	0.72%	0.77%
Total nonperforming assets to total assets	1.55%	1.60%

Impaired loans and leases as of and for the periods ended March 31, 2014 and December 31, 2013 are summarized as follows:

(in thousands)	As of March 31, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Commercial	$535	$535	$—	$577	$577	$—
Real estate-commercial	10,873	11,071	—	10,921	11,119	—
Real estate-multi-family	—	—	—	—	—	—
Real estate-construction	245	245	—	248	248	—
Real estate-residential	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer	87	87	—	37	37	—
Subtotal	$11,740	$11,938	$—	$11,783	$11,981	$—

With an allowance recorded:

Commercial	$1,134	$1,134	$395	$1,159	$1,159	$392
Real estate-commercial	8,479	8,479	758	8,998	8,998	792
Real estate-multi-family	1,642	1,735	105	1,650	1,743	108
Real estate-construction	—	—	—	—	—	—
Real estate-residential	3,297	3,297	341	3,316	3,316	276
Agriculture	—	—	—	—	—	—
Consumer	149	149	39	128	128	30
Subtotal	$14,701	$14,794	$1,638	$15,251	$15,344	$1,598

Total:

Commercial	$1,669	$1,669	$395	$1,736	$1,736	$392
Real estate-commercial	19,352	19,550	758	19,919	20,117	792
Real estate-multi-family	1,642	1,735	105	1,650	1,743	108
Real estate-construction	245	245	—	248	248	—
Real estate-residential	3,297	3,297	341	3,316	3,316	276
Agriculture	—	—	—	—	—	—
Consumer	236	236	39	165	165	30
	$26,441	$26,732	$1,638	$27,034	$27,325	$1,598
15

The following table presents the average balance related to impaired loans and leases for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended
	March 31, 2014	March 31, 2013

Commercial	$1,702	$2,436
Real estate-commercial	19,407	17,608
Real estate-multi-family	1,646	1,677
Real estate-construction	247	261
Real estate-residential	2,916	2,405
Leases	—	—
Agriculture	—	—
Consumer	164	245
Total	$26,082	$24,632

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (in thousands):

	Interest Income Recognized for the three months ended
	March 31, 2014	March 31, 2013

Commercial	$13	$16
Real estate-commercial	247	208
Real estate-multi-family	19	19
Real estate-construction	3	3
Real estate-residential	38	23
Leases	—	—
Agriculture	—	—
Consumer	2	1
Total	$322	$270

7. TROUBLED DEBT RESTRUCTURINGS

At March 31, 2014, there were thirteen loans and leases, totaling $14,655,000, that were considered to be troubled debt restructurings. Of these loans and leases, ten were modified and are currently performing (less than ninety days past due) totaling $13,744,000 and three are considered nonperforming (and included in the $1,883,000 discussed in Note 6), totaling $911,000. Of the three TDRs considered nonperforming, none are current to the modified terms. At March 31, 2014 and December 31, 2013, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

The Company has allocated $837,000 and $817,000 of specific reserves to loans whose terms have been modified as troubled debt restructurings as of March 31, 2014 and December 31, 2013.

During the three-month period ended March 31, 2014, the terms of certain loans were modified as a troubled debt restructurings. The modifications of the terms of these loans were extensions of the maturity date.

The following table presents loans by class modified as troubled debt restructurings during the three months ended March 31, 2014 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Real estate – commercial	4	$4,871	$4,871

The troubled debt restructurings described above increased the allowance for loan and lease losses by $108,000 and resulted in no charge-offs during the three months ended March 31, 2014.

The following table presents loans by class modified as troubled debt restructurings during the three months ended March 31, 2013:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Real estate – commercial	1	$438	$438

The troubled debt restructurings described above increased the allowance for loan and lease losses by $50,000 and resulted in no charge-offs during the three months ended March 31, 2013.

There were no payment defaults during the three months ended March 31, 2014 or March 31, 2013 on troubled debt restructurings made in the preceding twelve months.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of March 31, 2014 and December 31, 2013 are summarized below:

March 31, 2014	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$19,669	$155,225	$9,876	$4,285	$10,692
Watch	1,578	13,100	1,150	3,241	2,722
Special mention	475	18,880	415	580	1,226
Substandard	1,706	4,249	—	—	2,244
Doubtful or loss	—	—	—	—	—
Total	$23,428	$191,454	$11,441	$8,106	$16,884

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$1,297	$2,698	$5,186	$208,928
Watch	—	—	37	21,828
Special mention	—	389	89	22,054
Substandard	—	—	149	8,348
Doubtful or loss	—	—	—	—
Total	$1,297	$3,087	$5,461	$261,158

December 31, 2013	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$20,728	$147,995	$9,509	$5,778	$11,706
Watch	1,556	12,567	1,156	3,270	2,530
Special mention	491	19,253	420	585	1,281
Substandard	1,770	4,389	—	—	2,186
Doubtful or loss	—	—	—	—	—
Total	$24,545	$184,204	$11,085	$9,633	$17,703

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$1,344	$2,728	$5,486	$205,274
Watch	—	—	21	21,100
Special mention	—	392	111	22,533
Substandard	—	—	154	8,499
Doubtful or loss	—	—	—	—
Total	$1,344	$3,120	$5,772	$257,406
18

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

March 31, 2014
(dollars in thousands)		Real Estate				Other

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance, January 1, 2014	$885	$2,401	$242	$542	$825	$4	$80	$161	$206	$5,346
Provision for loan losses	(124)	74	(1)	(58)	55	(4)	(7)	(4)	69	—
Loans charged-off	—	—	—	—	—	—	—	(1)	—	(1)
Recoveries	20	1	—	1	3	3	—	—	—	28

Ending balance, March 31, 2014	$781	$2,476	$241	$485	$883	$3	$73	$156	$275	$5,373

Ending balance:
Individually evaluated for impairment	$395	$758	$105	$—	$341	$—	$—	$39	$—	$1,638

Ending balance:
Collectively evaluated for impairment	$386	$1,718	$136	$485	$542	$3	$73	$117	$275	$3,735

Loans

Ending balance	$23,428	$191,454	$11,441	$8,106	$16,884	$1,297	$3,087	$5,461	$—	$261,158

Ending balance:
Individually evaluated for impairment	$1,669	$19,352	$1,642	$245	$3,297	$—	$—	$236	$—	$26,441

Ending balance:
Collectively evaluated for impairment	$21,759	$172,102	$9,799	$7,861	$13,587	$1,297	$3,087	$5,225	$—	$234,717

December 31, 2013
(dollars in thousands)		Real Estate				Other

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$392	$792	$108	$—	$276	$—	$—	$30	$—	$1,598

Ending balance:
Collectively evaluated for impairment	$493	$1,609	$134	$542	$549	$4	$80	$131	$206	$3,748

Loans

Ending balance	$24,545	$184,204	$11,085	$9,633	$17,703	$1,344	$3,120	$5,772	$—	$257,406

Ending balance:
Individually evaluated for impairment	$1,736	$19,919	$1,650	$248	$3,316	$—	$—	$165	$—	$27,034

Ending balance:
Collectively evaluated for impairment	$22,809	$164,285	$9,435	$9,385	$14,387	$1,344	$3,120	$5,607	$—	$230,372

March 31, 2013
(dollars in thousands)		Real Estate				Other

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2013	$1,351	$2,526	$238	$594	$477	$3	$87	$262	$243	$5,781
Provision for loan losses	(84)	140	18	(164)	62	—	4	(8)	132	100
Loans charged-off	(10)	—	—	—	(38)	—	—	(5)		(53)
Recoveries	74	1	—	—	—	—	—	—		75

Ending balance, March 31, 2013	$1,331	$2,667	$256	$430	$501	$3	$91	$249	$375	$5,903

The Company’s aging analysis of the loan and lease portfolio at March 31, 2014 and December 31, 2013 are summarized below:

March 31, 2014							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$716	$716	$22,712	$23,428	—	$758
Real estate:
Commercial	944	—	713	1,657	189,797	191,454	—	973
Multi-family	—	—	—	—	11,441	11,441	—	—
Construction	—	—	—	—	8,106	8,106	—	—
Residential	—	—	—	—	16,884	16,884	—	—
Other:
Leases	—	—	—	—	1,297	1,297	—	—
Agriculture	—	—	—	—	3,087	3,087	—	—
Consumer	211	—	46	257	5,204	5,461	—	152
Total	$1,155	$—	$1,475	$2,630	$258,528	$261,158	$—	$1,883

December 31, 2013							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$798	$798	$23,747	$24,545	—	$766
Real estate:
Commercial	1,598	336	713	2,647	181,557	184,204	80	977
Multi-family	—	—	—	—	11,085	11,085	—	—
Construction	—	—	—	—	9,633	9,633	—	—
Residential	—	—	—	—	17,703	17,703	—	—
Other:
Leases	—	—	—	—	1,344	1,344	—	—
Agriculture	—	—	—	—	3,120	3,120	—	—
Consumer	25	1	90	116	5,656	5,772	—	156
Total	$1,623	$337	$1,601	$3,561	$253,845	$257,406	$80	$1,899
21

9. BORROWING ARRANGEMENTS

At March 31, 2014, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2014 or December 31, 2013.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $11,000,000 were outstanding from the FHLB at March 31, 2014, bearing interest rates ranging from 1.01% to 1.91% and maturing between May 19, 2014 and July 12, 2019. Advances totaling $16,000,000 were outstanding from the FHLB at December 31, 2013, bearing interest rates ranging from 1.19% to 2.73% and maturing between January 13, 2014 and July 12, 2019. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2014 and December 31, 2013 totaled $56,689,000 and $56,230,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at March 31, 2014 and December 31, 2013 were $21,427,000 and $21,358,000, respectively. There were no advances outstanding under this borrowing arrangement as of March 31, 2014 and December 31, 2013.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month periods ended March 31, 2014 and 2013.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2014 and December 31, 2013. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
March 31, 2014	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$24,131	$24,131			$24,131
Interest-bearing deposits in banks	1,000		$1,000		1,000
Available-for-sale securities	275,211	88	275,123		275,211
Held-to-maturity securities	1,092		1,165		1,165
FHLB stock	3,248	N/A	N/A	N/A	N/A
Net loans and leases:	255,465			$258,827	258,827
Accrued interest receivable	1,861		1,130	731	1,861

Financial liabilities:
Deposits:
Noninterest-bearing	$155,860	$155,860			$155,860
Savings	54,195	54,195			54,195
Money market	137,492	137,492			137,492
NOW accounts	62,086	62,086			62,086
Time, $100,000 or more	68,480		$69,178		69,178
Other time	22,779		22,844		22,844
Short-term borrowings	3,000	3,000			3,000
Long-term borrowings	8,000		8,106		8,106
Accrued interest payable	60		60		60
23

	Carrying	Fair Value Measurements Using:
December 31, 2013	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$17,948	$17,948			$17,948
Interest-bearing deposits in banks	1,000		$1,000		1,000
Available-for-sale securities	272,791	70	272,721		272,791
Held-to-maturity securities	1,185		1,263		1,263
FHLB stock	3,248	N/A	N/A	N/A	N/A
Net loans and leases:	251,747			$249,931	249,931
Accrued interest receivable	1,930		1,170	760	1,930

Financial liabilities:
Deposits:
Noninterest-bearing	$145,516	$145,516			$145,516
Savings	51,733	51,733			51,733
Money market	135,169	135,169			135,169
NOW accounts	59,042	59,042			59,042
Time, $100,000 or more	68,990		$69,763		69,763
Other time	23,240		23,426		23,426
Short-term borrowings	8,000	8,000			8,000
Long-term borrowings	8,000		8,110		8,110
Accrued interest payable	125		125		125

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at March 31, 2014 and December 31, 2013:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at March 31, 2014 and December 31, 2013.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

March 31, 2014

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$246,560	$—	$246,560	$—	$—
Obligations of states and political subdivisions	26,897	—	26,897	—	—
Corporate bonds	1,617	—	1,617	—	—
Corporate stock	137	88	49
Total recurring	$275,211	$88	$275,123	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$300	$—	$—	$300	$—
Consumer	23	—	—	23	(11)
Other real estate owned	6,621	—	—	6,621	106
Total nonrecurring	$6,944	$—	$—	$6,944	$95
25

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2013

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$244,160	$—	$244,160	$—	$—
Corporate Debt securities	1,609	—	1,609
Obligations of states and political subdivisions	26,903	—	26,903	—	—
Corporate stock	119	70	49	—	—
Total recurring	$272,791	$70	$272,721	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$306	$—	$—	$306	$6

Other real estate owned	6,621	—	—	6,621	(250)
Total nonrecurring	$6,927	$—	$—	$6,927	$(244)

There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2014 or the twelve months ended December 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2013 and March 31, 2014 and its income and expense accounts for the three-month periods ended March 31, 2014 and 2013. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

●	the duration of financial and economic instability and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system;

●	the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

●	variances in the actual versus projected growth in assets and return on assets;

●	potential continued or increasing loan and lease losses;

●	potential increasing levels of expenses associated with resolving nonperforming assets as well as regulatory changes;

●	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;

●	competitive effects;

●	potential declines in fee and other noninterest income earned associated with economic factors, as well as regulatory changes;

●	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;

●	changes in the regulatory environment including government intervention in the U.S. financial system;

●	changes in business conditions and inflation;

●	changes in securities markets, public debt markets, and other capital markets;

●	potential data processing and other operational systems failures or fraud;

●	potential decline in real estate values in our operating markets;

●	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications;

●	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;

●	projected business increases following any future strategic expansion could be lower than expected;

●	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;

●	the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

●	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized; and

●	downgrades in the credit rating of the United States by credit rating agencies.
27

The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

Goodwill

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment on an annual basis. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The most recent annual assessment was performed as of December 31, 2013, and at that time, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at March 31, 2014 or 2013 or for the three-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 100 full-time employees as of March 31, 2014.

The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (the “Bank”), and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates five full service offices in Sacramento and Placer Counties including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices in Sacramento, Fair Oaks, and Roseville; two full service offices in Sonoma County in Healdsburg and Santa Rosa; and three full service banking offices in Amador County in Jackson, Pioneer, and Ione. In addition, American River Bank serves the Santa Clara, Contra Costa, and Alameda County markets through a loan production office in the city of Pleasanton.

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

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2014, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $1,006,000 for the quarter ended March 31, 2014, which was an increase of $384,000 (61.7%) compared to $622,000 reported for the same period of 2013. Diluted earnings per share for the first quarter of 2014 were $0.12 compared to $0.07 recorded in the first quarter of 2013. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the first quarter of 2014 were 4.69% and 0.68%, respectively, as compared to 2.70% and 0.43%, respectively, for the same period in 2013.

Total assets of the Company increased by $10,941,000 (1.8%) from $592,753,000 at December 31, 2013 to $603,694,000 at March 31, 2014. Net loans totaled $255,465,000 at March 31, 2014, up $3,718,000 (1.5%) from $251,747,000 at December 31, 2013. Deposit balances at March 31, 2014 totaled $500,892,000, up $17,202,000 (3.6%) from the $483,690,000 at December 31, 2013.

The Company ended the first quarter of 2014 with a leverage capital ratio of 11.7%, a Tier 1 capital ratio of 21.1%, and a total risk-based capital ratio of 22.4% compared to 11.9%, 22.0%, and 23.2%, respectively, at December 31, 2013. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income
(dollars in thousands)	For the three months ended March 31,
	2014	2013
Interest income*	$5,062	$4,724
Interest expense	(304)	(407)
Net interest income*	4,758	4,317
Provision for loan and lease losses	—	(100)
Noninterest income	502	625
Noninterest expense	(3,653)	(4,002)
Provision for income taxes	(535)	(145)
Tax equivalent adjustment	(66)	(73)
Net income	$1,006	$622

Average total assets	$596,317	$585,956
Net income (annualized) as a percentage of average total assets	0.68%	0.43%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.60% for the three months ended March 31, 2014 and 3.53% for the three months ended March 31, 2013.

The fully taxable equivalent interest income component for the first quarter of 2014 increased $338,000 (7.2%) to $5,062,000 compared to $4,724,000 for the three months ended March 31, 2013. The increase in the fully taxable equivalent interest income for the first quarter of 2014 compared to the same period in 2013 is broken down by rate (up $148,000) and volume (up $190,000). While the overall yield on earning assets decreased from 3.87% during the first quarter of 2013 to 3.83% during the first quarter of 2014, the Company did experience higher yields from the investment portfolio, which helped to offset the lower yields being earned in the loan portfolio. The rate increase in the investment portfolio can be attributed to a slowdown in the mortgage refinance market. As mortgage refinancing slows it also reduces the principal prepayments that the Company receives on the mortgage backed securities, which reduces the premium amounts amortized on the bonds. A lower amount of amortized premium results in higher interest income. Investment securities added $405,000 in additional interest income related to rate. The loan balances reduced this amount by $257,000. Average loans increased from the first quarter of 2013 to the first quarter of 2014; however, due to the overall lower interest rate environment, the new loans added were at lower yields than those that paid down. The average yield on loans decreased 0.41% from 5.82% during the first quarter of 2013 to 5.41% during the first quarter of 2014. While forgone interest on nonaccrual loans has decreased, it continues to negatively impact the yield on earning assets. During the first quarter of 2014, foregone interest income on nonaccrual loans was approximately $39,000, compared to foregone interest of $59,000 during the first quarter of 2013. The foregone interest of $39,000 had a 3 basis point negative impact on the yield on earning assets. The volume increase of $190,000 was from both loans ($70,000) and investments ($120,000). The average balance of earning assets increased $41,232,000 (8.3%) from $495,469,000 in the first quarter of 2013 to $536,701,000 in the first quarter of 2014. When compared to the first quarter of 2013, average loan balances were up $4,887,000 (1.9%) to $258,851,000 for the first quarter of 2014 and average investment securities were up $36,095,000 (15.0%) to $276,850,000 for the first quarter of 2014.

Interest expense was $304,000 or $103,000 (25.3%) lower in the first quarter of 2014 versus the prior year period. The net $103,000 decrease in interest expense during the first quarter of 2014 compared to the first quarter of 2013 was due to lower rates (down $81,000) and volume (down $22,000). The average balances on interest bearing liabilities were $6,563,000 (1.9%) higher in the first quarter of 2014 compared to the same quarter in 2013. The slightly higher balances did not significantly impact the overall interest expense, as these higher balances occurred in the lower cost checking and savings products while the Company experienced decreases in the average balances of time deposits and other borrowings. The Company focused its marketing efforts on replacing higher cost time deposits and borrowings with lower cost checking, savings, and money market accounts. Average time deposit balances were down $5,369,000 (5.5%) during the first quarter of 2014 compared to the first quarter of 2013 and average borrowings were down $5,989,000 (33.3%) during the same time period. Average interest checking, money market, and savings accounts increased from $229,580,000 in the first quarter of 2013 to $247,501,000 during the first quarter of 2014. Rates paid on interest bearing liabilities decreased 13 basis points from 0.48% to 0.35% for the first quarter of 2013 compared to the first quarter of 2014.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended March 31,	2014			2013
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets
Earning assets:
Loans and leases (1)	$258,851	$3,455	5.41%	$253,964	$3,642	5.82%
Taxable investment Securities	249,605	1,338	2.17%	211,143	788	1.51%
Tax-exempt investment securities (2)	27,160	267	3.99%	29,595	293	4.02%
Corporate stock (2)	85	1	4.77%	17	—	—
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	1,000	1	0.41%	750	1	0.54%
Total earning assets	536,701	5,062	3.83%	495,469	4,724	3.87%
Cash & due from banks	21,627			45,536
Other assets	43,447			50,811
Allowance for loan & lease losses	(5,458)			(5,860)
	$596,317			$585,956

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$194,534	105	0.22%	$178,296	128	0.29%
Savings	52,967	12	0.09%	51,284	24	0.19%
Time deposits	91,749	145	0.64%	97,118	179	0.75%
Other borrowings	12,011	42	1.42%	18,000	76	1.71%
Total interest bearing liabilities	351,261	304	0.35%	344,698	407	0.48%
Noninterest bearing demand deposits	151,681			141,764
Other liabilities	6,421			6,204
Total liabilities	509,363			492,666
Shareholders’ equity	86,954			93,290
	$596,317			$585,956

Net interest income & margin (3)	$4,758	3.60%	$4,317	3.53%
(1)	Loan interest includes loan fees of $56,000 and $60,000, respectively, during the three months ended March 31, 2014 and March 31, 2013. Average loan balances include non-performing loans.

(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2014 and 2013.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in the period (90 days) and annualized to actual days in the year (365 days).
32

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended March 31, 2014 over 2013 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$70	$(257)	$(187)
Taxable investment securities	144	406	550
Tax exempt investment securities (3)	(24)	(2)	(26)
Corporate stock	—	1	1
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	—	—
Total	190	148	338
Interest-bearing liabilities:
Interest checking and money market	12	(35)	(23)
Savings deposits	1	(13)	(12)
Time deposits	(10)	(24)	(34)
Other borrowings	(25)	(9)	(34)
Total	(22)	(81)	(103)
Interest differential	$212	$229	$441

(1)	The average balance of nonaccrual loans is immaterial as a percentage of total loans and has been included in net loans.

(2)	Loan interest includes loan fees of $56,000 and $60,000, respectively, during the three months ended March 31, 2014 and March 31, 2013, which have been included in the interest income computation.

(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2014 and 2013.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company did not provide any provision for loan and lease losses for the first quarter of 2014 as compared to $100,000 for the first quarter of 2013. The Company experienced net loan and lease recoveries of $27,000 or (0.04%) (on an annualized basis) of average loans and leases for the three months ended March 31, 2014 compared to net loan and lease recoveries of $22,000 or (0.04%) (on an annualized basis) of average loans and leases for the three months ended March 31, 2013. The Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended March 31,
	2014	2013
Service charges on deposit accounts	$156	$151
Gain on sale/call of securities	—	—
Merchant fee income	102	107
Bank owned life insurance	65	190
Income from OREO properties	107	92
Other	72	85
Total noninterest income	$502	$625

Noninterest income decreased $123,000 (19.7%) to 502,000 for the three months ended March 31, 2014 as compared to $625,000 for the three months ended March 31, 2013. The decrease in noninterest income was primarily related to proceeds of a bank owned life insurance policy on a former director, resulting in tax-free income of $118,000 in the first quarter of 2013.

Noninterest Expense

Noninterest expense decreased $349,000 (8.7%) to a total of $3,653,000 in the first quarter of 2014 compared to $4,002,000 in the first quarter of 2013. Salary and employee benefits expense decreased $97,000 (4.4%) from $2,217,000 during the first quarter of 2013 to $2,120,000 during the first quarter of 2014. The decrease in salaries and benefits results from a lower number of full-time equivalent employees (“FTE”). Average FTE decreased from 113 during the first quarter of 2013 to 101 during the first quarter of 2014. On a quarter-over-quarter basis, occupancy expense increased $6,000 (2.0%) and furniture and equipment expense decreased $16,000 (8.2%). FDIC assessments decreased $23,000 (18.3%) during the first quarter of 2014 to $103,000, from $126,000 in the first quarter of 2013. OREO related expenses decreased $306,000 (100.3%) during the first quarter of 2014 from $305,000 in the first quarter of 2013 to a negative $1,000 in the first quarter of 2014. Other expense increased $87,000 (10.1%) to a total of $946,000 in the first quarter of 2014 versus the first quarter of 2013. The decrease in the FDIC assessments resulted from the Bank’s improved risk assessment category. The decrease in OREO expenses is directly related to sales of a number of OREO properties, particularly office buildings, in 2013. These properties required a significant amount of expense to maintain. By selling these properties, the Company was able to reduce the maintenance related expenses. In addition, during the first quarter of 2014, the Company sold two parcels of land in El Dorado County that abutted an existing OREO property for a $106,000 net gain without any adjustment required to the value of the existing OREO property. The Company continues to own the OREO office building and land upon which the building is located, but no longer owns the adjoining land. The $106,000 gain on sale is accounted for as a reduction in OREO expenses and the gain exceeded the expense of maintaining the other OREO properties, resulting in a negative expense for the quarter. The increase in other expense is primarily related to higher legal fees and operating losses. Legal fees increased from $56,000 in the first quarter of 2013 to $164,000 in the first quarter of 2014 and is primarily related to costs associated with problem loan credits. Operating losses increased from $3,000 in the first quarter of 2013 to $44,000 in the first quarter of 2014 and is primarily electronic funds claims (“EFT Claims”). Losses incurred from EFT Claims result from fraudulent electronic transactions, typically purporting to be from check card users, whereby stolen card data is used to debit funds from the Bank’s clients’ deposit accounts. The fully taxable equivalent efficiency ratio decreased from 80.95% for the first quarter of 2013 to 69.45% for the first quarter of 2014. This decrease in the efficiency ratio is related to an increase in net interest income.

Provision for Income Taxes

Federal and state income taxes for the quarter ended March 31, 2014 increased $390,000 from $145,000 in the first quarter of 2013 to $535,000 in the first quarter of 2014. The effective tax rate for the quarter ended March 31, 2014 was 34.7% compared to 18.9% for the first quarter of 2013. The higher tax expense and effective tax rate in 2014 resulted from a higher amount of taxable income and significantly less benefits of Enterprise Zone credits on our State tax return as the program has been significantly reduced effective January 1, 2014. In addition, the 2013 tax provision benefited from the tax-free income related to the bank owned life insurance benefit.

Balance Sheet Analysis

The Company’s total assets were $603,694,000 at March 31, 2014 as compared to $592,753,000 at December 31, 2013, representing an increase of $10,941,000 (1.8%). The average assets for the three months ended March 31, 2014 were $596,317,000, which represents an increase of $10,361,000 or 1.8% over the balance of $585,956,000 during the three-month period ended March 31, 2013.

Investment Securities

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on March 31, 2014 and December 31, 2013.

Table Five: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	March 31, 2014	December 31, 2013
Debt securities:
Mortgage-backed securities	$246,560	$244,160
Obligations of states and political subdivisions	26,897	26,903
Corporate bonds	1,617	1,069
Corporate stock	137	119
Total available-for-sale investment securities	$275,211	$272,791
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$1,092	$1,185
Total held-to-maturity investment securities	$1,092	$1,185

Net unrealized gains on available-for-sale investment securities totaling $3,709,000 were recorded, net of $1,484,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2014 and net unrealized gains on available-for-sale investment securities totaling $1,872,000 were recorded, net of $748,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2013.

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

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) commercial real estate construction; (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $11.8 million in new loans during the first three months of 2014. This production was partially offset by normal pay downs and payoffs, but still resulted in an overall net increase in net loans and leases of $3,718,000 (1.5%) from December 31, 2013. The market in which the Company operates continues to see challenges in creating loan volume as competition for loans increases and existing borrowers continue to pay down debt, as well as delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of March 31, 2014 and December 31, 2013.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	March 31, 2014		December 31, 2013		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$23,428	9%	$24,545	9%	$(1,117)	(4.6%)
Real estate
Commercial	191,454	73%	184,204	72%	7,250	3.9%
Multi-family	11,441	4%	11,085	4%	356	3.2%
Construction	8,106	3%	9,633	4%	(1,527)	(15.9%)
Residential	16,884	7%	17,703	7%	(819)	(4.6%)
Lease financing receivable	1,297	1%	1,344	1%	(47)	(3.5%)
Agriculture	3,087	1%	3,120	1%	(33)	(1.1%)
Consumer	5,461	2%	5,772	2%	(311)	(5.4%)
Total loans and leases	261,158	100%	257,406	100%	3,752	1.5%
Deferred loan and lease fees, net	(320)		(313)		(7)
Allowance for loan and lease losses	(5,373)		(5,346)		(27)
Total net loans and leases	$255,465		$251,747		$3,718	1.5%
35

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at March 31, 2014 and December 31, 2013.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company has recently entered the Santa Clara, Contra Costa, and Alameda County markets with a loan production office in Pleasanton. The economies of Santa Clara, Contra Costa and Alameda Counties are diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 87% of the Company’s loan and lease portfolio at March 31, and at December 31, 2013. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At March 31, 2014, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $1,883,000 or 0.72% of total loans and leases. The $1,883,000 in nonperforming loans and leases consisted up of twelve loans. Six of those loans totaling $362,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $1,979,000 or 0.77% of total loans and leases at December 31, 2013. Specific reserves of $404,000 were held on the nonperforming loans at March 31, 2014 and specific reserves of $398,000 were held on the nonperforming loans at December 31, 2013.

The overall level of nonperforming loans decreased $96,000 (4.9%) to $1,883,000 from $1,979,000 at December 31, 2013. At December 31, 2013, the Company’s nonperforming loans included four real estate loans totaling $977,000; four commercial loans totaling $846,000 and four consumer loans totaling $156,000. During the first quarter of 2014, one commercial loan in the process of renewal at December 31, 2013 in the amount of $80,000 was renewed and considered current. The Company also collected approximately $16,000 in principal paydowns.

The net interest due on nonaccrual loans and leases but excluded from interest income was $39,000 for the three months ended March 31, 2014, compared to foregone interest of $59,000 during three months ended March 31, 2013.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of March 31, 2014. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2014, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2014 and December 31, 2013.

Table Seven: Nonperforming Loans and Leases

(dollars in thousands)	March 31,	December 31,
	2014	2013
Past due 90 days or more and still accruing:
Commercial	$—	$80
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	758	766
Real estate	973	977
Lease financing receivable	—	—
Agriculture	—	—
Consumer	152	156
Total nonperforming loans	$1,883	$1,979

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

At March 31, 2014, the recorded investment in loans and leases that were considered to be impaired totaled $26,441,000, which includes $24,662,000 in performing loans and leases. Of the total impaired loans of $26,441,000, loans totaling $11,740,000 were deemed to require no specific reserve and loans totaling $14,701,000 were deemed to require a related valuation allowance of $1,638,000. Of the $11,740,000 impaired loans that did not carry a specific reserve there were $300,000 in loans or leases that had previous partial charge-offs and $11,440,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $27,034,000 at December 31, 2013. Of the total impaired loans of $27,034,000, loans totaling $11,783,000 were deemed to require no specific reserve and loans totaling $15,251,000 were deemed to require a related valuation allowance of $1,598,000.

The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer. In the first quarter of 2014, the Company had net loan recoveries of $27,000 with no added provision. In the first quarter of 2013, the Company had net loan recoveries of $22,000 with a provision of $100,000.

At March 31, 2014, there were thirteen loans and leases totaling $14,655,000, that are considered troubled debt restructures (“TDR”) that have a specific reserves totaling $837,000. Of these TDRs, there were ten loans and leases that were modified and are currently performing (less than thirty days past due) totaling $13,744,000 and three loans and leases that are considered nonperforming (and included in Table Seven above), totaling $911,000. As of March 31, 2014, of the thirteen TDRs, there were six rate reductions, four changes in terms and three extensions. All were performing as agreed except for two extensions and one change in terms. The Company generally requires TDRs that are on nonaccrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

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

The ALLL totaled $5,373,000 or 2.06% of total loans and leases at March 31, 2014 compared to $5,346,000 or 2.08% of total loans and leases at December 31, 2013. The Company establishes general and specific reserves in accordance with the generally accepted accounting principles. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of non-performing loans and leases was 285.3% at March 31, 2014 and 270.1% at December 31, 2013. The allowance for loans and leases as a percentage of impaired loans and leases was 20.3% at March 31, 2014 and 19.8% at December 31, 2013. Of the total non-performing and impaired loans and leases outstanding as of March 31, 2014, there were $1,439,000 in loans or leases that had been reduced by partial charge-offs of $291,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months
	Ended March 31,
	2014	2013

Average loans and leases outstanding	$258,851	$253,964

Allowance for loan and lease losses at beginning of period	$5,346	$5,781

Loans and leases charged off:
Commercial	—	(10)
Real estate	—	(38)
Lease financing receivable	—	—
Agriculture	—	—
Consumer	(1)	(5)
Total	(1)	(53)
Recoveries of loans and leases previously charged off:
Commercial	20	74
Real estate	5	1
Lease financing receivable	3	—
Agriculture	—	—
Consumer	—	—
Total	28	75
Net loans and leases recovered (charged off)	27	22
Additions to allowance charged to operating expenses	—	100
Allowance for loan and lease losses at end of period	$5,373	$5,903
Ratio of net charge-offs to average loans and leases outstanding (annualized)	(0.04%)	(0.04%)
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	—	0.16%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.06%	2.35%

Other Real Estate Owned

At March 31, 2014, the Company had nine other real estate owned (“OREO”) properties totaling $6,621,000, which total amount was the same amount reported as of December 31, 2013. During the first quarter of 2014, the Company sold two parcels of land in El Dorado County that abutted an existing OREO property for a $106,000 net gain without any adjustment required to the value of the existing OREO property. The Company continues to own the OREO office building and land upon which the building is located, but no longer owns the adjoining land.

The Company periodically obtains property valuations as part of the process of determining whether the recorded book value represents fair value. During the first quarter of 2014, this valuation process did not result in the Company adjusting the book value of the OREO properties. At March 31, 2014, OREO included a valuation reserve balance of $105,000, which was the same amount reported as of December 31, 2013. The Company believes that all nine OREO properties owned at March 31, 2014 are carried approximately at fair value.

Deposits

At March 31, 2014, total deposits were $500,892,000 representing a $17,202,000 (3.6%) increase from the December 31, 2013 balance of $483,690,000. The Company’s deposit growth plan for 2014 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. The Company experienced increases in noninterest-bearing ($10,344,000 or 7.1%), interest-bearing checking ($3,044,000 or 5.2%), money market accounts ($2,323,000 or 1.7%), and savings ($2,462,000 or 4.8%), and a decrease in time deposits ($971,000 or 1.1%).

Other Borrowed Funds

Other borrowings outstanding as of March 31, 2014 and December 31, 2013, consist of advances (both short-term and long-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)
	March 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$3,000	1.19%	$8,000	2.15%
Long-term borrowings:
FHLB advances	$8,000	1.47%	$8,000	1.47%

The maximum amount of short-term borrowings at any month-end during the first three months of 2014 and 2013 was $3,000,000 and $7,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$3,000	$8,000
Maturity	2014	2015 to 2019
Weighted average rates	1.19%	1.47%

The Company has also been issued a total of $5,800,000 in letters of credit by the FHLB which are pledged to secure Local Agency Deposits. The letters of credit act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The letters of credit were not drawn upon in 2014 or 2013 and management does not currently expect to draw upon these lines in the foreseeable future. See “Liquidity” below for additional information on FHLB borrowings.

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

At March 31, 2014, shareholders’ equity was $85,918,000, representing a decrease of $1,102,000 (1.3%) from $87,020,000 at December 31, 2013. The decrease results from repurchases of common stock exceeding the additions from other comprehensive income, net income for the period, and the stock based compensation. The ratio of total risk-based capital to risk adjusted assets was 21.1% at March 31, 2014 and 22.0% at December 31, 2013. Tier 1 risk-based capital to risk-adjusted assets was 22.4% at March 31, 2014 and 23.2% at December 31, 2013. The leverage ratio was 11.7% at March 31, 2014 and 11.9% at December 31, 2013.

Table Ten below lists the Company’s actual capital ratios at March 31, 2014 and December 31, 2013, as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At March 31, 2014	At December 31, 2013	Minimum Regulatory Capital Requirements
Leverage ratio	11.7%	11.9%	4.00%

Tier 1 Risk-Based Capital	21.1%	22.0%	4.00%

Total Risk-Based Capital	22.4%	23.2%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that the Company and American River Bank were in compliance with the current risk-weighted capital and leverage ratio guidelines as of March 31, 2014 and December 31, 2013.

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

Assuming the interim final rules were in effect at March 31, 2014 and based upon the Company’s capital position at March 31, 2014, management believes that the Company and American River Bank would be in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement, of the interim final rules.

On January 17, 2014, the Company approved and authorized a stock repurchase program for 2014 (the “2014 Program”). See Part II, Item 2, for additional disclosure regarding the 2014 Program.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2014 and 2013.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2014 were approximately $30,082,000 and $6,092,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2014, consolidated liquid assets totaled $228.1 million or 37.8% of total assets compared to $221.6 million or 37.4% of total assets on December 31, 2013. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At March 31, 2014, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2014, the Bank could have arranged for up to $75,489,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2014, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $16,800,000, leaving $58,689,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2014, the Company’s borrowing capacity at the Federal Reserve Bank was $21,427,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2014 and December 31, 2013, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $36,174,000 and $38,044,000 at March 31, 2014 and December 31, 2013, respectively. As a percentage of net loans and leases these off-balance sheet items represent 14.2% and 15.1%, respectively.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, with specialized software built for this specific purpose for financial institutions, the Company is able to estimate the potential impact of changing interest rates on earnings, net interest margin and market value of equity. A balance sheet is prepared using detailed inputs of actual loans, securities and interest-bearing liabilities (i.e. deposits/borrowings). The balance sheet is processed using multiple interest rate scenarios. The scenarios include a rising rate forecast, a flat rate forecast and a falling rate forecast which take place within a one-year time frame. The net interest income is measured over one and two-year periods assuming a gradual change in rates over the twelve-month horizon. The simulation modeling attempts to estimate changes in the Company’s net interest income utilizing a detailed current balance sheet.

After a review of the model results as of March 31, 2014, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2013, the Company approved and authorized a stock repurchase program for 2013 (the “2013 Program”). The 2013 Program authorized the repurchase during 2013 of up to 10% of the outstanding shares of the Company’s common stock, or approximately 932,700 shares. During 2013, the Company repurchased 894,404 shares of its common stock at an average price of $8.24 per share. On January 17, 2014, the Company approved and authorized a stock repurchase program for 2014 (the “2014 Program”). The 2014 Program authorizes the repurchase during 2014 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 424,462 shares based on the 8,489,247 shares outstanding as of December 31, 2013. Any repurchases under the 2014 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2014 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2014 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2014 Program at any time without notice.

The following table lists shares repurchased during the quarter ended March 31, 2014 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 January 1 through January 31, 2014	0	$—	0	424,462
Month #2 February 1 through February 28, 2014	300,838	$9.75	300,838	123,624
Month #3 March 1 through March 31, 2014	30,000	$9.75	30,000	93,624
Total	330,838	$9.75	330,838	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **
(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***
(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.
(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
46

(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and Marjorie Wood Taylor, Trustee of the Marjorie Wood-Taylor Trust, dated April 5, 1984, and addendum thereto dated July 16, 1997, related to 10123 Fair Oaks Boulevard, Fair Oaks, California (**) and Amendment No. 2 thereto dated May 14, 2009, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 15, 2009.
(10.4)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.5)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.6)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
(10.7)	Lease agreement between American River Bank and 520 Capitol Mall, Inc., dated August 19, 2003, related to 520 Capitol Mall, Suite 100, Sacramento, California, incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 7, 2003 and the First Amendment thereto dated April 21, 2004, incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
*(10.8)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.9)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.10)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.11)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.12)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **
*(10.13)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.
47

(10.14)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.
*(10.15)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.16)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
(10.17)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
(10.18)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.
(10.19)	Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012.
*(10.20)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eight Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013, and the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014.
.*(10.21)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.22)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
48

*(10.23)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.24)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.25)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.26)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.
(10.27)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.
(10.28)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.29)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.30)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.31)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.
(10.32)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012.
*(10.33)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.
(10.35)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.
(10.36)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.
49

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.
(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.
(23.1)	Consent of Crowe Horwath LLP
(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema****

101.CAL	XBRL Taxonomy Extension Calculation****

101.DEF	XBRL Taxonomy Extension Definition****

101.LAB	XBRL Taxonomy Extension Label****

101.PRE	XBRL Taxonomy Extension Presentation****

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
50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

May 7, 2014	By: /s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 7, 2014	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
51

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
52