Form 10-Q/A
period 2014-03-31
AMERICAN RIVER BANKSHARES
filed 2014-07-07
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

 EXPLANATORY NOTE

The sole purpose of this Amendment (the "Amendment") to American River Bankshares Quarterly Report on Form 10-Q (the "Form 10-Q") for the Period Ended March 31, 2014, as filed with the Securities and Exchange Commission on May 8, 2014, is to revise Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). This Amendment contains only the cover page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page, the Sarbanes-Oxley Exhibits and Exhibit 101. No other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

 ITEM 6. EXHIBITS

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

AMERICAN RIVER BANKSHARES

July 7, 2014	By: /s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

July 7, 2014	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)