Form 10-Q
period 2014-09-30
AMERICAN RIVER BANKSHARES
filed 2014-11-05
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock – 8,089,615 shares outstanding at November 5, 2014.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48

Part II.

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49

Signatures		54

Exhibit Index		55

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	56
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	57
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	58

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	September 30, 2014	December 31, 2013

ASSETS

Cash and due from banks	$41,997	$17,948
Interest-bearing deposits in banks	1,000	1,000
Investment securities:
Available-for-sale, at fair value	276,912	272,791
Held-to-maturity, at amortized cost	935	1,185
Loans and leases, less allowance for loan and lease losses of $5,460 at September 30, 2014 and $5,346 at December 31, 2013	247,686	251,747
Premises and equipment, net	1,531	1,500
Federal Home Loan Bank stock	3,686	3,248
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	5,201	6,621
Bank owned life insurance	14,238	12,686
Accrued interest receivable and other assets	6,099	7,706
	$615,606	$592,753

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$159,863	$145,516
Interest-bearing	350,532	338,174
Total deposits	510,395	483,690

Short-term borrowings	3,500	8,000
Long-term borrowings	7,500	8,000
Accrued interest payable and other liabilities	6,032	6,043

Total liabilities	527,427	505,733

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 8,089,615 shares at September 30, 2014 and 8,489,247 shares at December 31, 2013	57,079	61,108
Retained earnings	27,954	24,789
Accumulated other comprehensive income, net of taxes	3,146	1,123

Total shareholders’ equity	88,179	87,020
	$615,606	$592,753

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$3,355	$3,541	$10,330	$10,699
Interest on deposits in banks	1	1	3	2
Interest and dividends on investment securities:
Taxable	1,406	1,004	4,084	2,597
Exempt from Federal income taxes	198	210	600	652
Dividends	6	1	12	9
Total interest income	4,966	4,757	15,029	13,959
Interest expense:
Interest on deposits	253	286	769	918
Interest on borrowings	34	75	113	225
Total interest expense	287	361	882	1,143

Net interest income	4,679	4,396	14,147	12,816

Provision for loan and lease losses	(200)	—	(200)	200

Net interest income after provision for loan and lease losses	4,879	4,396	14,347	12,616

Noninterest income:
Service charges on deposit accounts	129	140	434	438
Gain on sale of securities	83	16	100	19
Income from other real estate owned properties	78	79	290	242
Other noninterest income	230	227	706	836
Total noninterest income	520	462	1,530	1,535

Noninterest expense:
Salaries and employee benefits	2,242	2,020	6,479	6,413
Occupancy	295	301	898	897
Furniture and equipment	190	194	556	579
Federal Deposit Insurance Corporation assessments	94	109	288	220
Expenses related to other real estate owned	34	137	156	637
Other expense	807	775	2,637	2,404
Total noninterest expense	3,662	3,536	11,014	11,150

Income before provision for income taxes	1,737	1,322	4,863	3,001

Provision for income taxes	613	429	1,698	834

Net income	$1,124	$893	$3,165	$2,167

Basic earnings per share	$0.14	$0.10	$0.39	$0.24
Diluted earnings per share	$0.14	$0.10	$0.39	$0.24

Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPRENENSIVE INCOME (LOSS)

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2014	2013	2014	2013

Net income	$1,124	$893	$3,165	$2,167
Other comprehensive (loss) income:
Unrealized holding (losses) gains on investment securities arising during the period	(844)	666	3,472	(4,283)
Deferred tax benefit (expense)	338	(266)	(1,389)	1,713
Unrealized holding (losses) gains on investment securities arising during the period, net of tax	(506)	400	2,083	(2,570)

Reclassification adjustment for realized gains included in net income	(83)	(16)	(100)	(19)
Tax effect	33	6	40	8
Realized gains, net of tax	(50)	(10)	(60)	(11)

Total other comprehensive (loss) income	(556)	390	2,023	(2,581)
Comprehensive income (loss)	$568	$1,283	$5,188	$(414)

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2013	9,327,203	67,977	21,732	4,285	93,994
Net income			3,057		3,057
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(3,162)	(3,162)

Net restricted stock awarded and related compensation expense	11,448	111			111
Stock option compensation expense		20			20
Retirement of common stock	(849,404)	(7,000)			(7,000)
Balance, December 31, 2013	8,489,247	61,108	24,789	1,123	87,020

Net income			3,165		3,165
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				2,023	2,023

Net restricted stock award activity and related compensation expense	24,830	105			105
Stock option compensation expense		14			14
Retirement of common stock	(424,462)	(4,148)			(4,148)

Balance, September 30, 2014	8,089,615	$57,079	$27,954	$3,146	$88,179

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$3,165	$2,167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	(200)	200
(Decrease) increase in deferred loan origination fees, net	(53)	11
Depreciation and amortization	339	397
Gain on sale and call of investment securities	(100)	(19)
Amortization of investment security premiums and discounts, net	3,562	4,386
Gain on life insurance death benefit	—	(118)
Increase in cash surrender values of life insurance policies	(202)	(61)
Stock based compensation expense	119	97
(Gain) loss on sale and write-down of other real estate owned	(195)	102
Decrease in accrued interest receivable and other assets	257	2,216
Decrease in accrued interest payable and other liabilities	(11)	(253)
Net cash provided by operating activities	6,681	9,125

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	11,288	6,159
Proceeds from matured available-for-sale investment securities	105	875
Proceeds from called available-for-sale investment securities	270	590
Purchases of available-for-sale investment securities	(45,752)	(99,420)
Proceeds from principal repayments for available- for-sale investment securities	29,877	46,350
Proceeds from principal repayments for held-to- maturity investment securities	251	816
Purchases of bank owned life insurance	(1,350)	—
Net increase in interest-bearing deposits in banks	—	(250)
Net decrease in loans	4,150	1,573
Proceeds from sale of other real estate	1,834	7,303
Capitalized additions to other real estate	(54)	(187)
Death benefit from life insurance policy	—	419
Net (increase) decrease in FHLB stock	(438)	6
Purchases of equipment	(370)	(90)

Net cash used in investing activities	(189)	(35,856)

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,
	2014	2013

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$31,232	$15,850
Net decrease in time deposits	(4,527)	(3,522)
Net (decrease) increase in short-term borrowings	(4,500)	6,000
Net decrease in long-term borrowings	(500)	(8,000)
Cash paid to repurchase common stock	(4,148)	(3,906)

Net cash provided by financing activities	$17,557	$6,422

Increase (decrease) in cash and cash equivalents	24,049	(20,309)

Cash and cash equivalents at beginning of year	17,948	55,461

Cash and cash equivalents at end of period	$41,997	$35,152

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at September 30, 2014 and December 31, 2013, the results of its operations and statement of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, its cash flows for the nine-month periods ended September 30, 2014 and 2013 and its statement of changes in shareholders’ equity for the year ended December 31, 2013 and the nine months ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 annual report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2014 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 221,666 options remain outstanding at September 30, 2014. At September 30, 2014, there were 50,034 stock options and 32,838 restricted shares outstanding. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. At September 30, 2014, the total number of authorized shares that remain available for issuance under the 2010 Plan was 1,413,330. Awards under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended September 30, 2014 and 2013, the compensation cost recognized for equity compensation was $48,000 and $34,000, respectively. The recognized tax benefit for equity compensation expense was $17,000 and $13,000, respectively, for the three-month periods ended September 30, 2014 and 2013. For the nine-month periods ended September 30, 2014 and 2013, the compensation cost recognized for equity compensation was $119,000 and $97,000, respectively. The recognized tax benefit for equity compensation expense was $42,000 and $35,000, respectively, for the nine-month periods ended September 30, 2014 and 2013.

At September 30, 2014, the total compensation cost related to nonvested stock option awards not yet recorded was $94,000. This amount will be recognized over the next 4.8 years and the weighted average period of recognizing these costs is expected to be 2.4 years. At September 30, 2014, the total compensation cost related to restricted stock awards not yet recorded was $213,000. This amount will be recognized over the next 4.8 years and the weighted average period of recognizing these costs is expected to be 1.5 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month period ended September 30, 2014. There were 32,705 stock options awarded during the nine-month period ended September 30, 2014 at a weighted average exercise price of $8.85. There were no stock options awarded during the three-month and nine-month periods ended September 30, 2013. The weighted average award date fair value of options awarded for the nine-month period ended September 30, 2014 was $2.44. A summary of option activity under the Plans as of September 30, 2014 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	277,923	$17.21	3.1 years	$82
Awarded	32,705	8.85	—	—
Exercised	—	—	—	—
Cancelled	38,928	16.79	—	—
Outstanding at September 30, 2014	271,700	$16.27	3.6 years	$74
Vested at September 30, 2014	228,582	$17.75	2.6 years	$43
Non-vested at September 30, 2014	43,118	$8.42	9.2 years	$31

Restricted Stock

There were no shares of restricted stock awarded during the three-month period ended September 30, 2014 and 24,830 shares of restricted stock awarded during the nine-month period ended September 30, 2014. There were no shares of restricted stock awarded during the three-month period ended September 30, 2013 and 11,448 shares of restricted stock awarded during the nine-month period ended September 30, 2013. Of the restricted shares awarded in 2014, 13,560 restricted shares will vest one year from the date of the award and 11,270 vest over five years at 20% per year from the date of the award. The 11,448 restricted shares awarded in 2013 vested one year from the date of the award. Award date fair value is determined by the market price of the Company’s common stock on the date of award ($8.85 on May 22, 2014 and $7.86 on May 16, 2013).

There were 3,272 restricted awards that were fully vested during the three-month period ended September 30, 2014 and 15,982 restricted share awards that were fully vested during the nine-month period ended September 30, 2014. There were 3,269 restricted share awards that were fully vested during the three-month period ended September 30, 2013 and 14,427 restricted share awards that were fully vested during the nine-month period ended September 30, 2013. There were no restricted share awards forfeited during the three-month and nine-month periods ended September 30, 2014 and 2013. The intrinsic value of nonvested restricted shares at September 30, 2014 was $300,000.

Restricted Stock	Shares	Weighted Average Award Date Fair Value
Nonvested at January 1, 2014	23,990	$7.22
Awarded	24,830	8.85
Less: Vested	15,982	7.52
Less: Cancelled	—	—
Nonvested at September 30, 2014	32,838	$8.31

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three-month or nine-month month periods ended September 30, 2014 or 2013.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $9.15 as of September 30, 2014.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $34,371,000 and standby letters of credit of approximately $6,285,000 at September 30, 2014 and loan commitments of approximately $31,681,000 and standby letters of credit of approximately $6,363,000 at December 31, 2013. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2014 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2014 or December 31, 2013.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (8,063,589 and 8,154,947 shares for the three-month and nine-month periods ended September 30, 2014, and 8,808,585 and 8,969,088 for the three-month and nine-month periods ended September 30, 2013). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 12,934 and 11,835, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2014 and 8,702 and 5,715, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2013. For the three-month periods ended September 30, 2014 and 2013, there were 211,024 and 217,247 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. For the nine-month periods ended September 30, 2014 and 2013, there were 211,024 and 277,923 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at September 30, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

Available-for-Sale

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$244,267	$4,590	$(976)	$247,881
Obligations of states and political subdivisions	25,843	1,484	(28)	27,299
Corporate bonds	1,504	106	—	1,610
Equity securities:
Corporate stock	54	68	—	122
	$271,668	$6,248	$(1,004)	$276,912

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$243,058	$3,429	$(2,327)	$244,160
Obligations of states and political subdivisions	26,302	775	(174)	26,903
Corporate bonds	1,505	104	—	1,609
Equity securities:
Corporate stock	54	65	—	119
	$270,919	$4,373	$(2,501)	$272,791

Net unrealized gains on available-for-sale investment securities totaling $5,244,000 were recorded, net of $2,098,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2014. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended September 30, 2014 totaled $8,656,000 and $83,000, respectively, and for the nine-month period ended September 30, 2014 totaled $11,288,000 and $100,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and nine-month periods ended September 30, 2014.

Net unrealized gains on available-for-sale investment securities totaling $1,872,000 were recorded, net of $749,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2013. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended September 30, 2013 totaled zero and zero, respectively, and for the nine-month period ended September 30, 2013 totaled $5,822,000 and $3,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and nine-month periods ended September 30, 2013.

Held-to-Maturity

September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Mortgage-backed securities	$935	$65	$—	$1,000

December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Mortgage-backed securities	$1,185	$78	$—	$1,263

There were no sales or transfers of held-to-maturity investment securities for the periods ended September 30, 2014 and September 30, 2013. Investment securities with unrealized losses at September 30, 2014 and December 31, 2013 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed securities	$50,056	$(506)	$22,443	$(470)	$72,499	$(976)
Obligations of states and political subdivisions	693	(5)	649	(23)	1,342	(28)
	$50,749	$(511)	$23,092	$(493)	$73,841	$(1,004)

	2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
Mortgage-backed Securities	$10,047	$(147)	$98,723	$(2,180)	$108,770	$(2,327)
Obligations of states and political subdivisions	4,223	(174)	—	—	4,223	(174)
	$14,270	$(321)	$98,723	$(2,180)	$112,993	$(2,501)

There were no held-to-maturity investment securities with unrealized losses as of September 30, 2014 or December 31, 2013.

At September 30, 2014, the Company held 219 securities of which 24 were in a loss position for less than twelve months and 11 were in a loss position for twelve months or more.  Of the 35 securities in a loss position, 33 are mortgage-backed securities and two are obligations of states and political subdivisions.  At December 31, 2013, the Company held 216 securities of which 49 were in a loss position for less than twelve months and five were in a loss position for twelve months or more. Of these securities in a loss position for less than twelve months, 44 are mortgage-backed securities and five are obligations of states and political subdivisions. All securities in a loss position for greater than twelve months were mortgage-backed securities.

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

The amortized cost and estimated fair values of investment securities at September 30, 2014 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$415	$417
After one year through five years	4,203	4,409
After five years through ten years	12,176	12,935
After ten years	10,553	11,148
	27,347	28,909
Investment securities not due at a single maturity date:
Mortgage-backed securities	244,267	247,881	$935	$1,000
Corporate stock	54	122	—	—
	$271,668	$276,912	$935	$1,000

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At September 30, 2014 and December 31, 2013, the recorded investment in nonperforming loans and leases was approximately $1,811,000 and $1,979,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At September 30, 2014, the recorded investment in loans and leases that were considered to be impaired totaled $27,185,000, which includes $1,745,000 in nonaccrual loans and leases and $25,440,000 in performing loans and leases. Of the total impaired loans of $27,185,000, loans totaling $11,583,000 were deemed to require no specific reserve and loans totaling $15,602,000 were deemed to require a related valuation allowance of $1,694,000. At December 31, 2013, the recorded investment in loans and leases that were considered to be impaired totaled $27,034,000 and had a related valuation allowance of $1,598,000. If interest had been accruing on the nonperforming loans, such income would have approximated $31,000 and $101,000 for the three months ended September 30, 2014 and 2013, respectively, and approximated $85,000 and $269,000 for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014 and December 31, 2013, the recorded investment in other real estate owned (“OREO”) was $5,201,000 and $6,621,000, respectively. For the three months ended March 31, 2014, the Company sold two parcels of land in El Dorado County that abutted an existing OREO property for a $106,000 net gain without any adjustment required to the value of the existing OREO property. The Company continues to own the OREO office building and land upon which the building is located but no longer owns the adjoining land. For the three months ended June 30, 2014, the Company added a single property with an OREO value of $243,000. During the third quarter of 2014, the Company sold two OREO properties and one lot from a three-lot parcel (of which the other two lots remain) for a $98,000 gain. The Company did not add any new properties during the third quarter of 2014.

The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the third quarter of 2014, this valuation process resulted in the Company reducing the book value of one property by $9,000.

The September 30, 2014 OREO balance of $5,201,000 consists of eight properties including two commercial real estate properties in the total amount of $2,395,000, four commercial land properties in the total amount of $1,729,000 and two residential land properties in the total amount of $1,077,000.

Nonperforming loans and leases and OREO at September 30, 2014 and December 31, 2013 are summarized as follows:

(in thousands)	September 30,	December 31,
	2014	2013

Nonaccrual loans and leases that are current to terms (less than 30 days past due)
	$212	$379
Nonaccrual loans and leases that are past due	1,599	1,520
Loans and leases past due 90 days and accruing interest	—	80
Other assets	878	878
Other real estate owned	5,201	6,621
Total nonperforming assets	$7,890	$9,478

Nonperforming loans and leases to total loans and leases	0.72%	0.77%
Total nonperforming assets to total assets	1.28%	1.60%

Impaired loans and leases as of and for the periods ended September 30, 2014 and December 31, 2013 are summarized as follows:

(in thousands)	As of September 30, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$330	$330	$—	$577	$577	$—
Real estate-commercial	10,690	10,888	—	10,921	11,119	—
Real estate-construction	188	188	—	248	248	—
Real estate-residential	338	338	—	—	—	—
Consumer	37	37	—	37	37	—
Subtotal	$11,583	$11,781	$—	$11,783	$11,981	$—

With an allowance recorded:
Commercial	$732	$732	$267	$1,159	$1,159	$392
Real estate-commercial	10,199	10,199	950	8,998	8,998	792
Real estate-multi-family	1,626	1,719	188	1,650	1,743	108
Real estate-residential	2,540	2,540	249	3,316	3,316	276
Agriculture	384	384	13	—	—	—
Consumer	121	121	27	128	128	30
Subtotal	$15,602	$15,695	$1,694	$15,251	$15,344	$1,598

Total:
Commercial	$1,062	$1,062	$267	$1,736	$1,736	$392
Real estate-commercial	20,889	21,087	950	19,919	20,117	792
Real estate-multi-family	1,626	1,719	188	1,650	1,743	108
Real estate-construction	188	188	—	248	248	—
Real estate-residential	2,878	2,878	249	3,316	3,316	276
Agriculture	384	384	13	—	—	—
Consumer	158	158	27	165	165	30
	$27,185	$27,476	$1,694	$27,034	$27,325	$1,598

The following table presents the average balance related to impaired loans and leases for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Commercial	$1,455	$2,302	$1,053	$2,265
Real estate-commercial	19,735	16,782	20,581	19,417
Real estate-multi-family	1,643	1,671	1,638	1,669
Real estate-construction	237	130	218	—
Real estate-residential	2,910	2,683	2,901	2,966
Agriculture	194	—	388	—
Consumer	163	175	162	174
Total	$26,337	$23,743	$26,941	$26,491

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Commercial	$5	$16	$14	$48
Real estate-commercial	259	393	826	686
Real estate-multi-family	19	19	57	58
Real estate-construction	3	3	9	10
Real estate-residential	30	56	97	108
Agriculture	3	—	14	—
Consumer	1	1	3	3
Total	$320	$488	$1,020	$913

7. TROUBLED DEBT RESTRUCTURINGS

At September 30, 2014, there were 19 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, 13 are currently performing (less than ninety days past due) totaling $14,248,000 and six are considered nonperforming (and included in the $1,811,000 discussed in Note 6), totaling $1,237,000. Of the six TDRs considered nonperforming, two are current to the modified terms. At September 30, 2014 and December 31, 2013, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company has allocated $890,000 and $817,000 of specific reserves to loans whose terms have been modified as troubled debt restructurings as of September 30, 2014 and December 31, 2013.

During the nine-month period ended September 30, 2014, the terms of 10 loans were modified as troubled debt restructurings; five were renewals of previously reported loans and five were new TDRs. The modifications of the terms of these loans consisted of a line of credit converted to a term loan and extensions of the maturity date and/or interest rates lower than the original loan rate.

The following table presents loans by class modified as troubled debt restructurings during the three months ended September 30, 2014 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment
Troubled debt restructurings:
Real estate – commercial	3	$890	$890
Consumer	1	7	7
Total	4	$897	$897

The following table presents loans by class modified as troubled debt restructurings during the nine months ended September 30, 2014 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment
Troubled debt restructurings:
Real estate – commercial	8	$5,925	$5,925
Consumer	2	52	52
Total	10	$5,976	$5,976

The troubled debt restructurings described above increased the allowance for loan and lease losses by $93,000 and resulted in no charge-offs during the three months ended September 30, 2014 and increased the allowance for loan and lease losses by $246,000 and resulted in no charge-offs during the nine months ended September 30, 2014.

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

The following table presents loans by class modified as troubled debt restructurings during the nine months ended September 30, 2013 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment
Troubled debt restructurings:
Real estate – residential	1	$566	$566
Real estate – commercial	5	1,003	984
Total	6	$1,569	$1,550

The troubled debt restructurings described above increased the allowance for loan and lease losses by $23,000 and resulted in no charge-offs during the three months ended September 30, 2013 and increased the allowance for loan and lease losses by $92,000 and resulted in charge-offs of $40,000 during the nine months ended September 30, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2013 (dollars in thousands):

	Number	Recorded
	of Loans	Investment
Troubled debt restructurings that subsequently defaulted:
Commercial	1	$513
Total	1	$513

There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and nine-month periods ended September 30, 2014, as well as for the three-month period ending September 30, 2013.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of September 30, 2014 and December 31, 2013 are summarized below:

September 30, 2014	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$19,121	$153,302	$8,054	$4,194	$10,981
Watch	1,693	10,417	1,137	3,283	3,115
Special mention	63	17,015	902	810	357
Substandard	3,652	5,228	—	—	854
Doubtful	—	—	—	—	—
Total	$24,529	$185,962	$10,093	$8,287	$15,307

		Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
		Leases	Agriculture	Consumer	Total
Grade:
Pass		$1,279	$2,496	$3,562	$202,989
Watch		—	—	1,050	20,695
Special mention			384	270	19,801
Substandard		—	—	187	9,921
Doubtful		—	—	—	—
Total		$1,279	$2,880	$5,069	$253,406

December 31, 2013	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$20,728	$147,995	$9,509	$5,778	$11,706
Watch	1,556	12,567	1,156	3,270	2,530
Special mention	491	19,253	420	585	1,281
Substandard	1,770	4,389	—	—	2,186
Doubtful	—	—	—	—	—
Total	$24,545	$184,204	$11,085	$9,633	$17,703

		Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
		Leases	Agriculture	Consumer	Total
Grade:
Pass		$1,344	$2,728	$5,486	$205,274
Watch		—	—	21	21,100
Special mention		—	392	111	22,533
Substandard		—	—	154	8,499
Doubtful		—	—	—	—
Total		$1,344	$3,120	$5,772	$257,406
18

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

September 30, 2014
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance, January 1, 2014	$885	$2,401	$242	$542	$825	$4	$80	$161	$206	$5,346
Provision for loan losses	317	(175)	26	22	(396)	(5)	(16)	(103)	130	(200)
Loans charged off	—	—	—	—	—	—	—	(74)	—	(74)
Recoveries	176	40	—	2	17	3	—	150	—	388

Ending balance, September 30, 2014	$1,378	$2,266	$268	$566	$446	$2	$64	$134	$336	$5,460

Ending balance:
Individually evaluated for impairment	$267	$950	$188	$—	$249	$—	$13	$27	$—	$1,694

Ending balance:
Collectively evaluated for impairment	$1,111	$1,316	$80	$566	$197	$2	$51	$107	$336	$3,766

Loans

Ending balance	$24,529	$185,962	$10,093	$8,287	$15,307	$1,279	$2,880	$5,069	$—	$253,406

Ending balance:
Individually evaluated for impairment	$1,062	$20,889	$1,626	$188	$2,878	$—	$384	$158	$—	$27,185

Ending balance:
Collectively evaluated for impairment	$23,467	$165,073	$8,467	$8,099	$12,429	$1,279	$2,496	$4,911	$—	$226,221

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2014	$1,391	$2,149	$262	$441	$708	$2	$69	$131	$309	$5,462
Provision for loan losses	(48)	116	6	125	(274)	—	(5)	(147)	27	(200)
Loans charged off	—	—	—	—	—	—	—	—	—	—
Recoveries	35	1	—	—	12	—	—	150	—	198

Ending balance, September 30, 2014	$1,378	$2,266	$268	$566	$446	$2	$64	$134	$336	$5,460

December 31, 2013
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$392	$792	$108	$—	$276	$—	$—	$30	$—	$1,598

Ending balance:
Collectively evaluated for impairment	$493	$1,609	$134	$542	$549	$4	$80	$131	$206	$3,748

Loans

Ending balance	$24,545	$184,204	$11,085	$9,633	$17,703	$1,344	$3,120	$5,772	$—	$257,406

Ending balance:
Individually evaluated for impairment	$1,736	$19,919	$1,650	$248	$3,316	$—	$—	$165	$—	$27,034

Ending balance:
Collectively evaluated for impairment	$22,809	$164,285	$9,435	$9,385	$14,387	$1,344	$3,120	$5,607	$—	$230,372

September 30, 2013
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2013	$1,351	$2,526	$238	$594	$477	$3	$87	$262	$243	$5,781
Provision for loan losses	(247)	586	16	(70)	104	(1)	(11)	(94)	(83)	200
Loans charged off	(39)	(476)	—	—	(58)	—	—	(5)	—	(578)
Recoveries	100	23	—	—	41	—	—	—	—	164

Ending balance, September 30, 2013	$1,165	$2,659	$254	$524	$564	$2	$76	$163	$160	$5,567

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2013	$1,279	$2,584	$247	$422	$554	$3	$91	$170	$330	$5,680
Provision for loan losses	(89)	184	7	102	(11)	(1)	(15)	(7)	(170)	—
Loans charged off	(28)	(121)	—	—	(20)	—	—	—	—	(169)
Recoveries	3	12	—	—	41	—	—	—	—	56

Ending balance, September 30, 2013	$1,165	$2,659	$254	$524	$564	$2	$76	$163	$160	$5,567
20

The Company’s aging analysis of the loan and lease portfolio at September 30, 2014 and December 31, 2013 are summarized below:

September 30, 2014							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$225	$666	$891	$23,638	$24,529	—	$673
Real estate:
Commercial	508	—	—	508	185,454	185,962	—	655
Multi-family	—	—	—	—	10,093	10,093	—	—
Construction	—	—	—	—	8,287	8,287	—	—
Residential	258	338	—	596	14,711	15,307	—	338
Other:
Leases	—	—	—	—	1,279	1,279	—	—
Agriculture	—	—	—	—	2,880	2,880	—	—
Consumer	116	—	—	116	4,953	5,069	—	145
Total	$882	$563	$666	$2,111	$251,295	$253,406	$—	$1,811

December 31, 2013							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$798	$798	$23,747	$24,545	—	$766
Real estate:
Commercial	1,598	336	713	2,647	181,557	184,204	80	977
Multi-family	—	—	—	—	11,085	11,085	—	—
Construction	—	—	—	—	9,633	9,633	—	—
Residential	—	—	—	—	17,703	17,703	—	—
Other:
Leases	—	—	—	—	1,344	1,344	—	—
Agriculture	—	—	—	—	3,120	3,120	—	—
Consumer	25	1	90	116	5,656	5,772	—	156
Total	$1,623	$337	$1,601	$3,561	$253,845	$257,406	$80	$1,899
21

9. BORROWING ARRANGEMENTS

At September 30, 2014, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2014 or December 31, 2013.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $11,000,000 were outstanding from the FHLB at September 30, 2014, bearing interest rates ranging from 0.24% to 1.91% and maturing between March 16, 2015 and July 12, 2019. Advances totaling $16,000,000 were outstanding from the FHLB at December 31, 2013, bearing interest rates ranging from 1.19% to 2.73% and maturing between January 13, 2014 and July 12, 2019. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2014 and December 31, 2013 totaled $61,786,000 and $56,230,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at September 30, 2014 and December 31, 2013 were $17,826,000 and $21,358,000, respectively. There were no advances outstanding under this borrowing arrangement as of September 30, 2014 and December 31, 2013.

10. INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for (benefit from) income taxes.

The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month and nine-month periods ended September 30, 2014 and 2013.

The combined federal and state effective tax rate for the quarter ended September 30, 2014 was 35.3%, an increase from 32.5% for the third quarter of 2013. For the nine months ended September 30, 2014, the combined federal and state effective tax rate was 34.9% compared to 27.8% for the nine months ended September 30, 2013. The higher combined federal and state effective tax rate in 2014 for the three-month and nine-month periods resulted from higher pretax income in 2014 and significantly less benefits of Enterprise Zone credits on our State tax return as the program has been significantly reduced effective January 1, 2014. In addition, the 2013 tax provision benefited from the tax-free income related to the bank owned life insurance benefit.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2014 and December 31, 2013. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2014	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$41,997	$41,997			$41,997
Interest-bearing deposits in banks	1,000		$1,000		1,000
Available-for-sale securities	276,912	73	276,839		276,912
Held-to-maturity securities	935		1,000		1,000
FHLB stock	3,686	N/A	N/A	N/A	N/A
Net loans and leases:	247,686			249,925	249,925
Accrued interest receivable	1,737		1,076	661	1,737

Financial liabilities:
Deposits:
Noninterest-bearing	$159,863	$159,863			$159,863
Savings	52,339	52,339			52,339
Money market	148,863	148,863			148,863
NOW accounts	61,627	61,627			61,627
Time, $100,000 or more	65,260		65,861		65,861
Other time	22,443		22,601		22,601
Short-term borrowings	3,500	3,500			3,500
Long-term borrowings	7,500		7,580		7,580
Accrued interest payable	60		60		60
23

	Carrying	Fair Value Measurements Using:
December 31, 2013	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$17,948	$17,948			$17,948
Interest-bearing deposits in banks	1,000		$1,000		1,000
Available-for-sale securities	272,791	70	272,721		272,791
Held-to-maturity securities	1,185		1,263		1,263
FHLB stock	3,248	N/A	N/A	N/A	N/A
Net loans and leases:	251,747			$249,931	249,931
Accrued interest receivable	1,930		1,170	760	1,930

Financial liabilities:
Deposits:
Noninterest-bearing	$145,516	$145,516			$145,516
Savings	51,733	51,733			51,733
Money market	135,169	135,169			135,169
NOW accounts	59,042	59,042			59,042
Time, $100,000 or more	68,990		$69,763		69,763
Other time	23,240		23,426		23,426
Short-term borrowings	8,000	8,000			8,000
Long-term borrowings	8,000		8,110		8,110
Accrued interest payable	125		125		125

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at September 30, 2014 and December 31, 2013:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at September 30, 2014 and December 31, 2013.

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

September 30, 2014
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$247,881		$247,881
Obligations of states and political subdivisions	27,299		27,299
Corporate bonds	1,610		1,610
Corporate stock	122	$73	49
Total recurring	$276,912	$73	$276,839	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$666	$—	$—	$666	$94
Real estate:
Commercial	290	—	—	290	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	—	—
Other:
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other real estate owned	5,201	—	—	5,201	170
Total nonrecurring	$6,157	$—	$—	$6,157	$264
25

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2013
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
Mortgage-backed securities	$244,160	$—	$244,160	$—	$—
Corporate Debt securities	1,609	—	1,609
Obligations of states and political subdivisions	26,903	—	26,903	—	—
Corporate stock	119	70	49	—	—
Total recurring	$272,791	$70	$272,721	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$306	$—	$—	$306	$6
Other real estate owned	6,621	—	—	6,621	(250)
Total nonrecurring	$6,927	$—	$—	$6,927	$(244)

There were no significant transfers between Levels 1 and 2 during the three-month and nine-month periods ended September 30, 2014 or the twelve months ended December 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2013 and September 30, 2014 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2014 and 2013. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	the duration of financial and economic instability and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system;
•	the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential continued or increasing loan and lease losses;
•	potential increasing levels of expenses associated with resolving nonperforming assets as well as regulatory changes;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	potential declines in fee and other noninterest income earned associated with economic factors, as well as regulatory changes;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
•	changes in the regulatory environment including government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing and other operational systems failures or fraud;
•	potential decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•	the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers;
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized; and
•	downgrades in the credit rating of the United States by credit rating agencies.
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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at September 30, 2014 or 2013 or for the three-month and nine-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 101 full-time employees as of September 30, 2014.

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

Overview

The Company recorded net income of $1,124,000 for the quarter ended September 30, 2014, which was an increase of $231,000 compared to $893,000 reported for the same period of 2013. Diluted earnings per share for the third quarter of 2014 were $0.14 compared to $0.10 recorded in the third quarter of 2013. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the third quarter of 2014 were 5.09% and 0.74%, respectively, as compared to 4.01% and 0.60%, respectively, for the same period in 2013.

Net income for the nine months ended September 30, 2014 and 2013 was $3,165,000 and $2,167,000, respectively, with diluted earnings per share of $0.39 in 2014 and $0.24 in 2013. For the first nine months of 2014, ROAE was 4.86% and ROAA was 0.71% compared to 3.19% and 0.49%, respectively, for the same period in 2013.

Total assets of the Company increased by $22,853,000 (3.9%) from $592,753,000 at December 31, 2013 to $615,606,000 at September 30, 2014. Net loans totaled $247,686,000 at September 30, 2014, down $4,061,000 (1.6%) from $251,747,000 at December 31, 2013. Deposit balances at September 30, 2014 totaled $510,395,000, up $27,705,000 (5.5%) from the $483,690,000 at December 31, 2013.

The Company ended the third quarter of 2014 with a leverage capital ratio of 11.7%, a Tier 1 capital ratio of 21.6%, and a total risk-based capital ratio of 22.9% compared to 11.9%, 22.0%, and 23.2%, respectively, at December 31, 2013. Table One below provides a summary of the components of net income for the periods indicated (see also the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Interest income*	$5,034	$4,829	$15,233	$14,180
Interest expense	(287)	(361)	(882)	(1,143)
Net interest income*	4,747	4,468	14,351	13,037
Provision for loan and lease losses	200	—	200	(200)
Noninterest income	520	462	1,530	1,535
Noninterest expense	(3,662)	(3,536)	(11,014)	(11,150)
Provision for income taxes	(613)	(429)	(1,698)	(834)
Tax equivalent adjustment	(68)	(72)	(204)	(221)
Net income	$1,124	$893	$3,165	$2,167

Average total assets	$605,790	$587,719	$599,341	$585,767
Net income (annualized) as a percentage of average total assets	0.74%	0.60%	0.71%	0.49%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.49% for the three months ended September 30, 2014, 3.44% for the three months ended September 30, 2013, 3.58% for the nine months ended September 30, 2014 and 3.46% for the nine months ended September 30, 2013.

The fully taxable equivalent interest income component for the third quarter of 2014 increased $205,000 (4.2%) to $5,034,000 compared to $4,829,000 for the three months ended September 30, 2013. The increase in the fully taxable equivalent interest income for the third quarter of 2014 compared to the same period in 2013 is broken down by rate (up $93,000) and volume (up $112,000). The rate increase primarily occurred in the investment portfolio which can be attributed to a slowdown in the mortgage refinance market. As mortgage refinancing slows it also reduces the principal prepayments that the Company receives on the mortgage backed securities, which reduces the premium amounts amortized on the bonds. A lower amount of amortized premium results in higher interest income. Investment securities added $300,000 in additional interest income related to rate. The average yield on investments increased from 1.95% from the third quarter of 2013 to 2.34% during the third quarter of 2014. The volume increase of $112,000 was also related to the investments. When compared to the third quarter of 2013, average investment balances were up $22,208,000 (8.5%) to $284,964,000 for the third quarter of 2014. In addition, average loans increased by $1,500,000 (0.6%) from $252,243,000 in the third quarter of 2013 to $253,743,000 in the third quarter of 2014.

Total fully taxable equivalent interest income for the nine months ended September 30, 2014 increased $1,053,000 (7.4%) to $15,233,000 compared to $14,180,000 for the nine months ended September 30, 2013. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2014 over the same period in 2013 resulted from an increase in rate (up $628,000) and an increase in volume (up $425,000). Average earning assets increased $32,159,000 (6.4%) from $503,849,000 during the first nine months of 2014 compared to $536,008,000 during the same period in 2013. During the nine month periods, the Company also experienced an increase in interest income due to the rates on investments (up $1,086,000) but this was partially offset by a reduction in rates on loans. While average loan balances increased by $2,114,000 (0.8%) from $252,129,000 during 2013 to $254,243,000 during 2014, the Company did experience a drop in rates on these loans from 5.67% in 2013 to 5.43% in 2014. This decrease is caused by proceeds of principal pay downs and loan prepayments invested in loans yielding lower rates. The volume increase of $425,000 is primarily related to an increase in investment balances of $29,909,000 (11.9%) from $250,856,000 in 2013 to $280,765,000 in 2014.

Interest expense was $74,000 (20.5%) lower in the third quarter of 2014 versus the prior year period, decreasing from $361,000 to $287,000. The average balances on interest bearing liabilities were $357,110,000 (or $7,187,000 and 2.1% higher) in the third quarter of 2014 compared to $349,923,000 in the same quarter in 2013. The higher balances did not significantly impact the overall interest expense, as these higher balances occurred in the lower cost checking and savings products while the Company experienced decreases in the average balances of time deposits and other borrowings. The Company focused its marketing efforts on replacing higher cost time deposits and borrowings with lower cost checking, savings, and money market accounts. Average time deposit balances were $87,960,000 (down $7,449,000 or 7.8%) during the third quarter of 2014 compared to $95,409,000 during the third quarter of 2013 and average borrowings were $11,092,000 (down $5,011,000 or 31.1%) compared to $16,103,000 during the same time period in 2013. Average interest checking, money market, and savings accounts increased $19,647,000 (8.2%) from $238,411,000 in the third quarter of 2013 to $258,058,000 during the third quarter of 2014. Rates paid on interest bearing liabilities decreased 9 basis points from 0.41% to 0.32% for the third quarter of 2013 compared to the third quarter of 2014.

Interest expense was $882,000 in the nine-month period ended September 30, 2014 (or $261,000 and 22.8% lower) compared to $1,143,000 in the prior year period. The average balances on interest-bearing liabilities were $353,422,000 (up $6,807,000 or 2.0% higher) in the nine-month period ended September 30, 2014 compared to $346,615,000 in the same period in 2013. Although the average balances where higher, the increases occurred in the lower cost checking and savings products while the Company experienced decreases in the average balances of time deposits and other borrowings. Average time deposit balances were $89,922,000 (down $6,463,000 or 6.7%) during the nine-month period ended September 30, 2014 compared to $96,385,000 during the same period in 2013 and average borrowings were $11,350,000 (down $5,734,000 or 33.6%) during the nine-month period ended September 30, 2014 from $17,084,000 during the same time period in 2013. Average interest checking, money market, and savings accounts increased $19,004,000 (8.2%) from $233,146,000 during the nine-month period ended September 30, 2013 to $252,150,000 during the same period in 2014. Rates paid on interest bearing liabilities decreased 11 basis points from 0.44% in the first nine months of 2013 to 0.33% for the first nine months of 2014.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended September 30,	2014			2013
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$253,743	$3,355	5.25%	$252,243	$3,541	5.57%
Taxable investment Securities	257,673	1,406	2.16%	234,714	1,004	1.70%
Tax-exempt investment securities (2)	27,201	264	3.85%	28,004	282	4.00%
Corporate stock (2)	90	8	35.27%	38	1	10.44%
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	1,000	1	0.40%	1,000	1	0.40%
Total earning assets	539,707	5,034	3.70%	515,999	4,829	3.71%
Cash & due from banks	28,694			32,045
Other assets	43,006			45,410
Allowance for loan & lease losses	(5,617)			(5,735)
	$605,790			$587,719

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$205,410	107	0.21%	$186,685	113	0.24%
Savings	52,648	10	0.08%	51,726	13	0.10%
Time deposits	87,960	136	0.61%	95,409	160	0.67%
Other borrowings	11,092	34	1.22%	16,103	75	1.85%
Total interest bearing liabilities	357,110	287	0.32%	349,923	361	0.41%
Noninterest bearing demand deposits	155,167			143,607
Other liabilities	5,818			5,864
Total liabilities	518,095			499,394
Shareholders’ equity	87,695			88,325
	$605,790			$587,719
Net interest income & margin (3)		$4,747	3.49%		$4,468	3.44%

(1)	Loan interest includes loan fees of $32,000 and $40,000, respectively, during the three months ended September 30, 2014 and September 30, 2013. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2014 and 2013.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (92 days) and annualized to actual days in the year (365 days).

Nine Months Ended September 30,	2014			2013
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$254,243	$10,330	5.43%	$252,129	$10,699	5.67%
Taxable investment Securities	253,523	4,084	2.15%	221,724	2,597	1.57%
Tax-exempt investment securities (2)	27,154	801	3.94%	29,100	870	4.00%
Corporate stock (2)	88	15	22.79%	32	12	50.14%
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	1,000	3	0.40%	864	2	0.31%
Total earning assets	536,008	15,233	3.80%	503,849	14,180	3.76%
Cash & due from banks	26,102			39,682
Other assets	42,765			48,093
Allowance for loan & lease losses	(5,534)			(5,857)
	$599,341			$585,767

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$199,272	316	0.21%	$182,022	361	0.27%
Savings	52,878	31	0.08%	51,124	55	0.14%
Time deposits	89,922	422	0.63%	96,385	502	0.70%
Other borrowings	11,350	113	1.33%	17,084	225	1.76%
Total interest-bearing liabilities	353,422	882	0.33%	346,615	1,143	0.44%
Noninterest-bearing demand deposits	152,648			142,351
Other liabilities	6,209			5,912
Total liabilities	512,279			494,878
Shareholders’ equity	87,062			90,889
	$599,341			$585,767
Net interest income & margin (3)		$14,531	3.58%		$13,037	3.46%

(1)	Loan interest includes loan fees of $278,000 and $113,000, respectively, during the nine months ended September 30, 2014 and September 30, 2013. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2014 and 2013.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (273 days) and annualized to actual days in the year (365 days).
34

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended September 30, 2014 over 2013 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$21	$(207)	$(186)
Taxable investment securities	98	304	402
Tax exempt investment securities (3)	(8)	(10)	(18)
Corporate stock	1	6	7
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	—	—
Total	112	93	205
Interest-bearing liabilities:
Interest checking and money market	11	(17)	(6)
Savings deposits	—	(3)	(3)
Time deposits	(12)	(12)	(24)
Other borrowings	(23)	(18)	(41)
Total	(24)	(50)	(74)
Interest differential	$136	$143	$279

Nine Months Ended September 30, 2014 over 2013 (dollars in thousands)
Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$90	$(459)	$(369)
Taxable investment securities	372	1,115	1,487
Tax exempt investment securities (3)	(58)	(11)	(69)
Corporate stock	21	(18)	3
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	1	1
Total	425	628	1,053
Interest-bearing liabilities:
Interest checking and money market	34	(79)	(45)
Savings deposits	2	(26)	(24)
Time deposits	(34)	(46)	(80)
Other borrowings	(76)	(36)	(112)
Total	(74)	(187)	(261)
Interest differential	$499	$815	$1,314

(1)	The average balance of nonperforming loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)	Loan fees of $32,000 and $40,000, respectively, during the three months ended September 30, 2014 and September 30, 2013, and loan fees of $278,000 and $113,000, respectively, during the nine months ended September 30, 2014 and September 30, 2013, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2014 and 2013.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company experienced net loan and lease recoveries of $198,000 or (0.31%) (on an annualized basis) of average loans and leases for the three months ended September 30, 2014 compared to net loan and lease losses of $113,000 or 0.18% (on an annualized basis) of average loans and leases for the three months ended September 30, 2013. As a result of the $198,000 in recoveries, the Company had a negative $200,000 provision for loan and lease losses for the third quarter of 2014 compared to no provision for the third quarter of 2013. For the first nine months of 2014, the Company had a negative $200,000 provision for loan and lease losses and net loan and lease recoveries were $314,000 or (0.17%) (on an annualized basis) of average loans and leases outstanding. This compares to provisions for loan and lease losses of $200,000 and net loan and lease losses of $414,000 for the first nine months of 2013 or 0.22% (on an annualized basis) of average loans and leases outstanding. The Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service charges on deposit accounts	$129	$140	$434	$438
Gain on sale/call of securities	83	16	100	19
Merchant fee income	102	113	311	331
Bank owned life insurance	73	56	202	297
Income from OREO properties	78	79	290	242
Other	55	58	193	208
Total noninterest income	$520	$462	$1,530	$1,535

Noninterest income increased $58,000 (12.6%) to $520,000 for the three months ended September 30, 2014 compared to $462,000 for the three months ended September 30, 2013. The increase from the third quarter of 2013 to the third quarter of 2014 was primarily related to an increase in gain on sale of securities from $16,000 in 2013 to $83,000 in 2014. For the nine months ended September 30, 2014, noninterest income decreased $5,000 (0.3%) to $1,530,000. The decrease from the first nine months of 2013 compared to the same period in 2014 was primarily related to proceeds of a life insurance policy on a former director, resulting in tax-free income of $118,000 in the first quarter of 2013. This decrease was partially offset to by an increase in gain on sale of securities from $19,000 in 2013 to $100,000 in 2014.

Noninterest Expense

Noninterest expense increased $126,000 (3.6%) to $3,662,000 in the third quarter of 2014 compared to $3,536,000 in the third quarter of 2013. Salary and employee benefits expense increased $222,000 (11.0%) from $2,020,000 during the third quarter of 2013 to $2,242,000 during the third quarter of 2014. The increase in salaries and benefits resulted from increases in core salaries, incentive plan accruals, and other benefits. Core salaries increased by $73,000 from $1,445,000 in the third quarter of 2013 to $1,518,000 in the third quarter of 2014 and are related to normal merit increases and a new loan production officer in the Bay Area. The average full-time equivalent employee increased from 101 during the third quarter of 2013 to 102 during the third quarter of 2014. Incentive plan accruals increased by $44,000 from $131,000 in the third quarter of 2013 to $175,000 in the third quarter of 2014. Other benefit expense, which includes health care related benefits, 401(k) matching, and employee placement fees, increased by $71,000 from $336,000 in the third quarter of 2013 to $407,000 in the third quarter of 2014. From the third quarter of 2013, to the third quarter of 2014, occupancy expense decreased $6,000 and furniture and equipment expense decreased $4,000. FDIC assessments decreased by $15,000 from the third quarter of 2013, to the third quarter of 2014. OREO related expenses decreased $103,000 (75.2%) during the third quarter of 2014 to $34,000, from $137,000 in the third quarter of 2013. The decrease in OREO related expense is related to a lower number of owned properties and lower write-downs resulting from updated property valuations. Write-downs from valuations decreased from $143,000 in the third quarter of 2013 to $34,000 in the third quarter of 2014. Ongoing OREO property operating costs were offset by gains on sales of OREO properties in both periods. Other expenses increased $32,000 (4.1%) to $807,000 in the third quarter of 2014 compared to $775,000 in the third quarter of 2013.

The fully taxable equivalent efficiency ratio for the third quarter of 2014 decreased to 69.5% from 71.7% for the third quarter of 2013.

Noninterest expense for the nine-month period ended September 30, 2014 was $11,014,000 compared to $11,150,000 for the same period in 2013 for a decrease of $136,000 (1.2%). Salaries and benefits expense increased $66,000 (1.0%) from $6,413,000 for the nine months ended September 30, 2013 to $6,479,000 for the same period in 2014. Occupancy expense increased $1,000 and furniture and equipment expense decreased $23,000. FDIC assessments increased $68,000 (30.9%) during 2014 to $288,000 from $220,000 in 2013. The increase results from an adjustment in 2013 based upon an internal analysis which significantly lowered the 2013 expense. OREO related expenses decreased $481,000 (75.5%) during 2014 to $156,000 from $637,000 in 2013. The decrease in OREO related expenses resulted from a lower amount of property valuation adjustments in 2014, as well as the sale of properties in 2014, has resulted in a gain of $204,000 compared to gains on sale of $44,000 in 2013. The gain on sale is accounted for as a reduction in OREO expense. Adjustments from updated property valuations decreased from $238,000 in 2013 to $34,000 in 2014. Other expenses increased $233,000 (9.7%) from $2,404,000 for the nine months ended September 30, 2013 to $2,637,000 for the same period in 2014. The increase in other expenses results from higher legal expenses in 2014. Legal expenses increased from $136,000 during the first nine months of 2013 to $381,000 during the same period in 2014. This increase is primarily related to problem loan credits and the resolution of issues associated with a former OREO property.

The fully taxable equivalent efficiency ratio for the first nine months of 2014 was 69.4% as compared to 76.5% in the same period of 2013.

Provision for Income Taxes

Federal and state income taxes for the quarter ended September 30, 2014 increased by $184,000 from $429,000 in the third quarter of 2013 to $613,000 in the third quarter of 2014. The combined federal and state effective tax rate for the quarter ended September 30, 2014 was 35.3%, an increase from 32.5% for the third quarter of 2013. For the nine months ended September 30, 2014, the provision for income taxes was $1,698,000 with a combined federal and state effective tax rate of 34.9%, compared to a provision of $834,000 and a combined federal and state effective tax rate of 27.8% for the nine months ended September 30, 2013. The higher level of income taxes and effective tax rate in 2014 resulted from the Company realizing significantly less benefits of Enterprise Zone credits on our State tax return as the program has been significantly reduced, an increase in taxable income in 2014, and 2013 included tax-free income related to the life insurance benefit as discussed above.

Balance Sheet Analysis

The Company’s total assets were $615,606,000 at September 30, 2014 compared to $592,753,000 at December 31, 2013, representing an increase of $22,853,000 (3.9%). The average assets for the three months ended September 30, 2014 were $605,790,000, which represents an increase of $18,071,000 (3.1%) over the balance of $587,719,000 during the three-month period ended September 30, 2013. The average assets for the nine months ended September 30, 2014 were $599,341,000, which represents an increase of $13,574,000 (2.3%) over the average balance of $585,767,000 during the nine-month period ended September 30, 2013.

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

Table Five below summarizes the values of the Company’s investment securities held on September 30, 2014 and December 31, 2013.

Table Five: Investment Securities Composition
(dollars in thousands)
Available-for-sale (at fair value)	September 30, 2014	December 31, 2013
Debt securities:
Mortgage-backed securities	$247,881	$244,160
Obligations of states and political subdivisions	27,299	26,903
Corporate bonds	1,610	1,609
Corporate stock	122	119
Total available-for-sale investment securities	$276,912	$272,791
Held-to-maturity (at amortized cost)
Debt securities:
Mortgage-backed securities	$935	$1,185
Total held-to-maturity investment securities	$935	$1,185

Net unrealized gains on available-for-sale investment securities totaling $5,244,000 were recorded, net of $2,098,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2014 and net unrealized gains on available-for-sale investment securities totaling $1,872,000 were recorded, net of $748,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2013.

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $45.1million in new loans during the first nine months of 2014. Normal and unexpected pay downs and one loan transferred to OREO resulted in a net decrease in total loans and leases of $4.1 million (1.6%) from December 31, 2013. The markets in which the Company operates are seeing marginal new loan volume, but existing borrowers continue to pay down debt and delay expansion plans. Table Six below summarizes the composition of the loan portfolio as of September 30, 2014 and December 31, 2013.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	September 30, 2014		December 31, 2013		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$24,529	10%	$24,545	9%	$(16)	(0.1%)
Real estate
Commercial	185,962	73%	184,204	72%	1,758	1.0%
Multi-family	10,093	4%	11,085	4%	(992)	(8.9%)
Construction	8,287	3%	9,633	4%	(1,346)	(14.0%)
Residential	15,307	6%	17,703	7%	(2,396)	(13.5%)
Lease financing receivable	1,279	1%	1,344	1%	(65)	(4.8%)
Agriculture	2,880	1%	3,120	1%	(240)	(7.7%)
Consumer	5,069	2%	5,772	2%	(703)	(12.2%)
Total loans and leases	253,406	100%	257,406	100%	(4,000)	(1.6%)
Deferred loan and lease fees, net	(260)		(313)		53
Allowance for loan and lease losses	(5,460)		(5,346)		(114)
Total net loans and leases	$247,686		$251,747		$(4,061)	(1.6%)
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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at September 30, 2014 and December 31, 2013.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company has recently entered the Santa Clara, Contra Costa, and Alameda County markets with loan production offices in Pleasanton and San Jose. The economies of Santa Clara, Contra Costa and Alameda Counties are diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 86% of the Company’s loan and lease portfolio at September 30, 2014, a decrease from 87% at December 31, 2013. Management believes that the residential land and residential construction portion of the Company’s loan portfolio carries more than the normal credit risk, due primarily to severely curtailed demand for new and resale residential property, a large supply of unsold residential land and new and resale homes, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At September 30, 2014, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $1,811,000 or 0.72% of total loans and leases. The $1,811,000 in nonperforming loans and leases was made up of 11 loans. Five of those loans totaling $212,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $1,979,000 or 0.73% of total loans and leases at December 31, 2013. Specific reserves of $278,000 were held on the nonperforming loans at September 30, 2014 and specific reserves of $398,000 were held on the nonperforming loans at December 31, 2013.

At March 31, 2014, the Company had nonperforming loans and leases consisting of four real estate loans totaling $973,000; four commercial loans totaling $758,000 and four consumer loans totaling $152,000. During the second quarter of 2014, a single loan in the amount of $189,000 was moved to OREO, two loans in the amount of $259,000 were placed back on performing status; and a single loan in the amount of $145,000 was placed on nonperforming status. The Company also collected approximately $74,000 in principal paydowns.  The single loan added in the second quarter of 2014 was real estate secured and the loan balance that was transferred to OREO was adjusted based on an updated appraisal and the fair value the OREO is recorded at $243,000. During the third quarter of 2014, a single loan in the amount of $338,000 was placed on nonperforming status. The Company also collected approximately $35,000 in principal paydowns.  The single loan added in the third quarter of 2014 was real estate secured.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of September 30, 2014. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2014, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans as of September 30, 2014 and December 31, 2013.

Table Seven:  Nonperforming Loans and Leases

(dollars in thousands)	September 30,	December 31,
	2014	2013
Past due 90 days or more and still accruing:
Commercial	$—	$80
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	673	766
Real estate	993	977
Lease financing receivable	—	—
Agriculture	—	—
Consumer	145	156
Total nonperforming loans	$1,811	$1,979

The net interest due on nonaccrual loans and leases but excluded from interest income was $31,000 for the three months ended September 30, 2014, compared to foregone interest of $101,000 during the three months ended September 30, 2013. The net interest due on nonaccrual loans and leases but excluded from interest income was $85,000 for the nine months ended September 30, 2014, compared to foregone interest of $269,000 during the nine months ended September 30, 2013.

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

At September 30, 2014, the recorded investment in loans and leases that were considered to be impaired totaled $27,185,000, which includes $25,440,000 in performing loans and leases. Of the total impaired loans of $27,185,000, loans totaling $11,583,000 were deemed to require no specific reserve and loans totaling $15,602,000 were deemed to require a related valuation allowance of $1,694,000. Of the $11,583,000 in impaired loans that did not carry a specific reserve, there were $290,000 in loans or leases that had previous partial charge-offs and $11,293,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $27,034,000 at December 31, 2013. Of the total impaired loans of $27,034,000, loans totaling $11,783,000 were deemed to require no specific reserve and loans totaling $15,251,000 were deemed to require a related valuation allowance of $1,598,000.

The Company has been operating in a market that has experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer.  In the third quarter of 2014, the Company had net recoveries of $198,000 with $200,000 in provision reversed. In the third quarter of 2013, the Company had net charge-offs of $113,000 with no added provision.

At September 30, 2014, there were 13 loans and leases that were modified and are currently performing (less than ninety days past due) totaling $14,248,000 and six loans and leases that are considered nonperforming (and included in Table Seven above) totaling $1,237,000, that are considered troubled debt restructures (“TDR”). These TDRs have a specific reserve of $890,000. These 19 TDRs as of September 30, 2014, there were eight rate reductions, six extensions, three changes in terms, and two lines of credit converted to term loans. All were performing as agreed except for two extensions, one change in terms and one rate decrease. The Company generally requires TDRs that are on nonaccrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

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

The ALLL totaled $5,460,000 or 2.16% of total loans and leases at September 30, 2014 compared to $5,346,000 or 2.08% of total loans and leases at December 31, 2013. The Company establishes general and specific reserves in accordance with the generally accepted accounting principles. The ALLL is maintained by categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of nonperforming loans and leases was 301.5% at September 30, 2014 and 270.1% at December 31, 2013. The ALLL as a percentage of impaired loans and leases was 20.1% at September 30, 2014 and 19.8% at December 31, 2013. Of the total nonperforming and impaired loans and leases outstanding as of September 30, 2014, there were $1,418,000 in loans or leases that had been reduced by partial charge-offs of $291,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this analysis on credit ratios is that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Average loans and leases outstanding	$253,743	$252,243	$254,243	$252,129

Allowance for loan and lease losses at beginning of period	$5,462	$5,680	$5,346	$5,781

Loans and leases charged off:
Commercial	—	(28)	—	(39)
Real estate	—	(141)	—	(534)
Lease financing receivable	—	—	—	—
Agriculture	—	—	—	—
Consumer	—	—	(74)	(5)
Total	—	(169)	(74)	(578)
Recoveries of loans and leases previously charged off:
Commercial	35	3	176	100
Real estate	13	53	59	64
Lease financing receivable	—	—	3	—
Agriculture	—	—	—	—
Consumer	150	—	150	—
Total	198	56	388	164
Net loans and leases charged off	198	(113)	314	(414)
Additions to allowance charged to operating expenses	(200)	—	(200)	200
Allowance for loan and lease losses at end of period	$5,460	$5,567	$5,460	$5,567
Ratio of net charge-offs to average loans and leases outstanding (annualized)	-0.31%	0.18%	-0.17%	0.22%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	-0.31%	0.00%	-0.11%	0.11%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	2.16%	2.18%	2.16%	2.18%

Other Real Estate Owned

At September 30, 2014, the Company had eight other real estate owned (“OREO”) properties totaling $5,201,000. This compares to nine properties totaling $6,621,000 at December 31, 2013 and $5,624,000 at September 30, 2013. During the third quarter of 2014, the Company sold two OREO properties and one lot of a multi-lot parcel (two lots remain) for a $98,000 net gain.

During the third quarter of 2014, the Company adjusted the balance on a single property that was obtained in a prior quarter, to fair value, by $9,000 for which updated information was received in the current quarter. This adjustment went to OREO expense. Other adjustments included an addition of $25,000 to the OREO. At September 30, 2014, there was a $130,000 valuation reserve compared to a reserve balance of $133,000 at September 30, 2013 and $105,000 at December 31, 2013. The Company believes that all eight OREO properties owned at September 30, 2014 are carried approximately at fair value.

Deposits

At September 30, 2014, total deposits were $510,395,000 representing a $26,705,000 (5.5%) increase from the December 31, 2013 balance of $483,690,000. The Company’s deposit growth plan for 2014 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. During thee first nine months of 2014, the Company experienced increases in noninterest-bearing ($14,347,000 or 9.9%), interest-bearing checking ($2,585,000 or 4.4%), money market ($13,694,000 or 10.1%), and savings accounts ($606,000 or 1.2%), and a decrease in time deposits ($4,527,000 or 4.9%).

Other Borrowed Funds

Other borrowings outstanding as of September 30, 2014 and December 31, 2013, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)
	September 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$3,500	0.92%	$8,000	2.15%
Long-term borrowings:
FHLB advances	$7,500	1.39%	$8,000	1.47%

The maximum amount of short-term borrowings at any month-end during the first nine months of 2014 and 2013 was $3,500,000 and $8,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$3,500	$7,500
Maturity	2015	2015 to 2019
Weighted average rates	0.92%	1.39%

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

At September 30, 2014, shareholders’ equity was $88,179,000, representing an increase of $1,159,000 (1.3%) from $87,020,000 at December 31, 2013. The increase results from the addition of earnings of $3,165,000 and an increase in the unrealized gain on securities of $2,023,000 exceeding the stock repurchases of $4,148,000 made under the 2014 Stock Repurchase Program. The ratio of total risk-based capital to risk adjusted assets was 22.9% at September 30, 2014 and 23.2% at December 31, 2013. Tier 1 risk-based capital to risk-adjusted assets was 21.6% at September 30, 2014 and 22.0% at December 31, 2013. The leverage ratio was 11.7% at September 30, 2014 and 11.9% at December 31, 2013.

Table Ten below lists the Company’s actual capital ratios at September 30, 2014 and December 31, 2013 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At September 30, 2014	At December 31, 2013	Minimum Regulatory Capital Requirements
Leverage ratio	11.7%	11.9%	4.00%
Tier 1 Risk-Based Capital	21.6%	22.0%	4.00%
Total Risk-Based Capital	22.9%	23.2%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of September 30, 2014 and December 31, 2013.

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

Assuming the final rules were in effect at September 30, 2014 and based upon the Company’s capital position at September 30, 2014, management believes that the Company and American River Bank would be in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement, of the final rules.

On January 17, 2014, the Company approved and authorized a stock repurchase program for 2014 (the “2014 Program”). See Part II, Item 2, for additional disclosure regarding the 2014 Program.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2014 and 2013.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2014 were approximately $34,371,000 and $6,285,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2014, consolidated liquid assets totaled $244.1 million or 39.7% of total assets compared to $221.6 million or 37.4% of total assets on December 31, 2013. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At September 30, 2014, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At September 30, 2014, the Bank could have arranged for up to $78,586,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2014, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $16.800,000, leaving $61,786,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At September 30, 2014, the Company’s borrowing capacity at the Federal Reserve Bank was $17,826,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2014 and December 31, 2013, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $40,656,000 and $38,044,000 at September 30, 2014 and December 31, 2013, respectively. As a percentage of net loans and leases these off-balance sheet items represent 16.4% and 15.1%, respectively.

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

After a review of the model results as of September 30, 2014, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2013, the Company approved and authorized a stock repurchase program for 2013 (the “2013 Program”). The 2013 Program authorized the repurchase during 2013 of up to 10% of the outstanding shares of the Company’s common stock, or approximately 932,700 shares. During 2013, the Company repurchased 894,404 shares of its common stock at an average price of $8.24 per share. On January 17, 2014, the Company approved and authorized a stock repurchase program for 2014 (the “2014 Program”). The 2014 Program authorizes the repurchase during 2014 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 424,462 shares based on the 8,489,247 shares outstanding as of December 31, 2013. Any repurchases under the 2014 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2014 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2014 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2014 Program at any time without notice. As of June 30, 2014, the Company repurchased 424,462 shares of its common stock (or five percent of the outstanding shares) under the 2014 Program at an average price of $9.77 per share. There were no shares repurchased under the 2014 Program during the third quarter of 2014.

The following table lists shares repurchased during the quarter ended September 30, 2014 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 July 1 through July 31, 2014	—	—	—	—
Month #2 August 1 through August 31, 2014	—	—	—	—
Month #3 September 1 through September 30, 2014	—	—	—	—
Total	—	—	—	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **
(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***
(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.
(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.
49

(10.3)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.
*(10.4)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.5)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.6)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.7)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.8)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.9)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.10)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.11)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.12)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

*(10.13)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.14)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
(10.15)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
(10.16)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.
50

(10.17)	Managed Services Agreement between American River Bankshares and ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012.

*(10.18)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eight Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013, and the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014.
*(10.19)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.20)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.21)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.22)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.23)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.24)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

(10.25)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.
51

(10.26)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.27)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.28)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.29)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010.
(10.30)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012.

*(10.31)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(10.32)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.

(10.33)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.

*(10.34)	Employment Agreement dated June 2, 2014, between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2014.
*(10.35)	Salary Continuation Agreement between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 11, 2014.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.
(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.
(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
52

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****
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

AMERICAN RIVER BANKSHARES

November 5, 2014	By: /s/ DAVID T. TABER
David T. Taber
President and Chief Executive Officer

AMERICAN RIVER BANKSHARES

November 5, 2014	By: /s/ MITCHELL A. DERENZO
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