Form 10-Q
period 2015-09-30
AMERICAN RIVER BANKSHARES
filed 2015-11-04
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock – 7,343,649 shares outstanding at November 4, 2015.

 AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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
2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$21,638	$22,449
Interest-bearing deposits in banks	1,000	1,000
Investment securities:
Available-for-sale, at fair value	266,740	289,064
Held-to-maturity, at amortized cost	674	862
Loans and leases, less allowance for loan and lease losses of $4,929 at September 30, 2015 and $5,301 at December 31, 2014	289,774	258,057
Premises and equipment, net	1,435	1,518
Federal Home Loan Bank stock	3,779	3,686
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	3,781	4,647
Bank owned life insurance	14,406	14,167
Accrued interest receivable and other assets	5,646	5,983
	$625,194	$617,754

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$178,038	$155,698
Interest-bearing	343,331	354,995
Total deposits	521,369	510,693

Short-term borrowings	3,500	3,500
Long-term borrowings	7,500	7,500
Accrued interest payable and other liabilities	6,547	6,414

Total liabilities	538,916	528,107

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 7,343,649 shares at September 30, 2015 and 8,089,615 shares at December 31, 2014	49,483	57,126
Retained earnings	32,961	29,150
Accumulated other comprehensive income, net of taxes	3,834	3,371

Total shareholders’ equity	86,278	89,647
	$625,194	$617,754

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2015	2014	2015	2014
Interest income:
Interest and fees on loans:
Taxable	$3,319	$3,348	$10,140	$10,320
Exempt from Federal income taxes	92	7	222	10
Interest on deposits in banks	2	1	4	3
Interest and dividends on investment securities:
Taxable	1,633	1,406	4,706	4,084
Exempt from Federal income taxes	190	198	571	600
Dividends	—	6	10	12
Total interest income	5,458	4,966	15,643	15,029
Interest expense:
Interest on deposits	202	253	624	769
Interest on borrowings	38	34	108	113
Total interest expense	240	287	732	882

Net interest income	5,218	4,679	14,911	14,147

Provision for loan and lease losses	—	(200)	—	(200)

Net interest income after provision for
loan and lease losses	5,218	4,879	14,911	14,347

Noninterest income:
Service charges on deposit accounts	132	129	376	434
Gain on sale of securities	33	83	251	100
Income from other real estate owned properties	87	78	248	290
Other noninterest income	238	230	707	706
Total noninterest income	490	520	1,582	1,530

Noninterest expense:
Salaries and employee benefits	2,185	2,242	6,500	6,479
Occupancy	294	295	888	898
Furniture and equipment	171	190	527	556
Federal Deposit Insurance Corporation assessments	83	94	239	288
Expenses related to other real estate owned	58	34	260	156
Other expense	641	807	2,246	2,637
Total noninterest expense	3,432	3,662	10,660	11,014

Income before provision for income taxes	2,276	1,737	5,833	4,863

Provision for income taxes	807	613	2,022	1,698

Net income	$1,469	$1,124	$3,811	$3,165

Basic earnings per share	$0.20	$0.14	$0.50	$0.39
Diluted earnings per share	$0.20	$0.14	$0.50	$0.39

Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPRENENSIVE INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2015	2014	2015	2014
Net income	$1,469	$1,124	$3,811	$3,165
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities arising during the period	769	(844)	1,023	3,472
Deferred tax (expense) benefit	(308)	338	(409)	(1,389)
Unrealized holding gains (losses) on investment securities arising during the period, net of tax	461	(506)	614	2,083

Reclassification adjustment for realized gains included in net income	(33)	(83)	(251)	(100)
Tax effect	13	33	100	40
Realized gains, net of tax	(20)	(50)	(151)	(60)

Total other comprehensive income (loss)	441	(556)	463	2,023
Comprehensive income	$1,910	$568	$4,274	$5,188

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2014	8,489,247	61,108	24,789	1,123	87,020
Net income			4,361		4,361
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				2,248	2,248

Net restricted stock awarded and related compensation expense	24,830	147			147
Stock option compensation expense		19			19
Retirement of common stock	(424,462)	(4,148)			(4,148)
Balance, December 31, 2014	8,089,615	57,126	29,150	3,371	89,647
Net income			3,811		3,811
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				463	463

Net restricted stock award activity and related compensation expense	45,023	175			175
Stock option compensation expense		25			25
Retirement of common stock	(790,989)	(7,843)			(7,843)

Balance, September 30, 2015	7,343,649	$49,483	$32,961	$3,834	$86,278

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,811	$3,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	(200)
Decrease in deferred loan origination fees, net	(48)	(53)
Depreciation and amortization	324	339
Gain on sale and call of investment securities	(251)	(100)
Amortization of investment security premiums and discounts, net	2,470	3,562
Increase in cash surrender values of life insurance policies	(239)	(202)
Stock based compensation expense	200	119
Loss (gain) on sale and write-down of other real estate owned	68	(195)
Decrease in accrued interest receivable and other assets	27	257
Increase (decrease) in accrued interest payable and other liabilities	133	(11)
Net cash provided by operating activities	6,495	6,681

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	23,764	11,228
Proceeds from matured available-for-sale investment securities	175	105
Proceeds from called available-for-sale investment securities	—	270
Purchases of available-for-sale investment securities	(41,254)	(45,752)
Proceeds from principal repayments for available-for-sale investment securities	38,193	29,877
Proceeds from principal repayments for held-to-maturity investment securities	188	251
Purchases of bank owned life insurance	—	(1,350)
Net increase in interest-bearing deposits in banks	—	—
Net (increase) decrease in loans	(31,669)	4,150
Proceeds from sale of other real estate	924	1,834
Capitalized additions to other real estate	(126)	(54)
Net increase in FHLB stock	(93)	(438)
Purchases of equipment	(241)	(370)

Net cash used in investing activities	(10,139)	(189)
7

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,
	2015	2014
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$12,200	$31,232
Net decrease in time deposits	(1,524)	(4,527)
Net decrease increase in short-term borrowings	—	(4,500)
Net decrease in long-term borrowings	—	(500)
Cash paid to repurchase common stock	(7,843)	(4,148)

Net cash provided by financing activities	$2,833	$17,557

(Decrease) increase in cash and cash equivalents	(811)	24,049

Cash and cash equivalents at beginning of year	22,449	17,948

Cash and cash equivalents at end of period	$21,638	$41,997

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at September 30, 2015 and December 31, 2014, the results of its operations and statement of comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, its cash flows for the nine-month periods ended September 30, 2015 and 2014 and its statement of changes in shareholders’ equity for the year ended December 31, 2014 and the nine months ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 annual report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2015 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 176,321 options remain outstanding at September 30, 2015. At September 30, 2015, under the 2010 Plan, there were 76,461 stock options and 57,516 restricted shares outstanding and the total number of authorized shares that remain available for issuance was 1,395,985. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended September 30, 2015 and 2014, the compensation cost recognized for equity compensation was $73,000 and $48,000, respectively. The recognized tax benefit for equity compensation expense was $25,000 and $17,000, respectively, for the three-month periods ended September 30, 2015 and 2014. For the nine-month periods ended September 30, 2015 and 2014, the compensation cost recognized for equity compensation was $200,000 and $119,000, respectively. The recognized tax benefit for equity compensation expense was $70,000 and $42,000, respectively, for the nine-month periods ended September 30, 2015 and 2014.

At September 30, 2015, the total compensation cost related to nonvested stock option awards not yet recorded was $149,000.  This amount will be recognized over the next 4.75 years and the weighted average period of recognizing these costs is expected to be 2.25 years. At September 30, 2015, the total compensation cost related to restricted stock awards not yet recorded was $424,000.  This amount will be recognized over the next 4.75 years and the weighted average period of recognizing these costs is expected to be 1.89 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month period ended September 30, 2015. There were 26,427 stock options awarded during the nine-month period ended September 30, 2015 at a weighted average exercise price of $9.56. There were no stock options awarded during the three-month period ended September 30, 2014. There were 32,705 stock options awarded during the nine-month period ended September 30, 2014 at a weighted average exercise price of $8.85. The weighted average award date fair value of options awarded for the nine-month period ended September 30, 2015 was $3.24. The weighted average award date fair value of options awarded for the nine-month period ended September 30, 2014 was $2.44. A summary of option activity under the Plans as of September 30, 2015 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	271,700	$16.27	3.1 years	$82
Awarded	26,427	9.56	—	—
Exercised	—	—	—	—
Cancelled	45,345	18.17	—	—
Outstanding at September 30, 2015	252,782	$15.23	3.9 years	$120
Vested at September 30, 2015	193,246	$17.16	2.4 years	$80
Non-vested at September 30, 2015	59,536	$8.96	8.9 years	$40
10

Restricted Stock

There were no shares of restricted stock awarded during the three-month period ended September 30, 2015 and 45,023 shares of restricted stock awarded during the nine-month period ended September 30, 2015. There were no shares of restricted stock awarded during the three-month period ended September 30, 2014 and 24,830 shares of restricted stock awarded during the nine-month period ended September 30, 2014. Of the restricted shares awarded in 2015, 12,552 restricted shares will vest one year from the date of the award, 11,939 vest over five years at 20% per year from the date of the award, and 20,532 are performance based awards that must meet minimum performance criteria before they begin to vest. If the performance metrics are not met, up to 100% of the award may be forfeited and if the performance metrics are exceeded, the awards may be increased by up to 150% of the original award. Of the restricted shares awarded in 2014, 13,560 restricted shares vested one year from the date of the award and 11,270 shares vest over five years at 20% per year from the date of the award. Award date fair value is determined by the market price of the Company’s common stock on the date of award ($9.41 on March 18, 2015, $9.56 on May 22, 2015 and $8.85 on May 22, 2014).

There were 3,274 restricted share awards that were fully vested during the three-month period ended September 30, 2015 and 20,345 restricted share awards that were fully vested during the nine-month period ended September 30, 2015. There were 3,272 restricted share awards that were fully vested during the three-month period ended September 30, 2014 and 15,982 restricted share awards that were fully vested during the nine-month period ended September 30, 2014. There were no restricted share awards forfeited during the three-month and nine-month periods ended September 30, 2015 and 2014. The intrinsic value of nonvested restricted shares at September 30, 2015 was $553,000.

Restricted Stock	Shares	Weighted Average Award Date Fair Value
Nonvested at January 1, 2015	32,838	$8.31
Awarded	45,023	9.49
Less: Vested	20,345	8.36
Less: Cancelled	—	—
Nonvested at September 30, 2015	57,516	$9.21

Other Equity Awards

There were no stock appreciation rights; unrestricted Company stock; or performance units awarded during the three-month or nine-month month periods ended September 30, 2015 or 2014.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $9.62 as of September 30, 2015.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $29,150,000 and standby letters of credit of approximately $363,000 at September 30, 2015 and loan commitments of approximately $32,639,000 and standby letters of credit of approximately $356,000 at December 31, 2014. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2015 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant September 30, 2015 or December 31, 2014.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (7,481,529 and 7,653,109 shares for the three-month and nine-month periods ended September 30, 2015, and 8,063,589 and 8,154,947 for the three-month and nine-month periods ended September 30, 2014). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 19,930 and 14,878, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2015 and 11,934 and 11,835, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2014. For the three-month periods ended September 30, 2015 and 2014, there were 192,106 and 211,024 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. For the nine-month periods ended September 30, 2015 and 2014, there were 192,106 and 211,024 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at September 30, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

Available-for-Sale

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$234,938	$5,058	$(175)	$239,821
Obligations of states and political subdivisions	23,858	1,406	—	25,264
Corporate bonds	1,503	68	—	1,571
Equity securities:
Corporate stock	51	33	—	84
	$260,350	$6,565	$(175)	$266,740

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$257,002	$4,715	$(602)	$261,115
Obligations of states and political subdivisions	24,886	1,423	(20)	26,289
Corporate bonds	1,504	79	—	1,583
Equity securities:
Corporate stock	54	23	—	77
	$283,446	$6,240	$(622)	$289,064

Net unrealized gains on available-for-sale investment securities totaling $6,390,000 were recorded, net of $2,565,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2015. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended September 30, 2015 totaled $8,381,000 and $33,000, respectively, and for the nine-month period ended September 30, 2015 totaled $23,764,000 and $251,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and nine-month periods ended September 30, 2015.

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

Held-to-Maturity

September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$674	$52	$—	$726

December 31, 2014		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$862	$60	$—	$922

There were no sales or transfers of held-to-maturity investment securities for the periods ended September 30, 2015 and September 30, 2014. Investment securities with unrealized losses at September 30, 2015 and December 31, 2014 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

September 30, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$21,090	$(164)	2,268	(11)	$23,358	$(175)
	$21,090	$(164)	$2,268	$(11)	$23,358	$(175)

December 31, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$57,145	$(503)	$10,006	$(99)	$67,151	$(602)
Obligations of states and political subdivisions	—	—	649	(20)	649	(20)
	$57,145	$(503)	$10,655	$(119)	$67,800	$(622)

There were no held-to-maturity investment securities with unrealized losses as of September 30, 2015 or December 31, 2014.

At September 30, 2015, the Company held 217 securities of which 13 were in a loss position for less than twelve months and one was in a loss position for twelve months or more.  Of the 13 securities in a loss position for less than twelve months and the single security that was in a loss position for greater than twelve months, all were U.S. Government Agencies and Sponsored Agencies securities.

At December 31, 2014, the Company held 223 securities of which 25 were in a loss position for less than twelve months and six were in a loss position for twelve months or more.  Of the 25 securities in a loss position for less than twelve months, 22 were U.S. Government Agencies and Sponsored Agencies securities and three were obligations of states or political subdivisions. The six securities that were in a loss position for greater than twelve months consisted of five U.S. Government Agencies and Sponsored Agencies securities and one obligation of states or political subdivisions.

The unrealized loss on the Company’s U.S. Government Agencies and Sponsored Agencies securities is primarily driven by interest rates. Because the decline in market value is attributable to a change in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be until maturity, management does not consider these investments to be other-than-temporarily impaired.

The amortized cost and estimated fair values of investment securities at September 30, 2015 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	4,386	4,541
After five years through ten years	15,173	16,157
After ten years	5,802	6,137
	25,361	26,835
Investment securities not due at a single maturity date:
Mortgage-backed securities	234,938	239,821	$674	$726
Corporate stock	51	84	—	—
	$260,350	$266,740	$674	$726

Expected maturities may differ from contractual maturities because the issuers of some of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At September 30, 2015 and December 31, 2014, the recorded investment in nonperforming loans and leases was approximately $1,932,000 and $1,653,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At September 30, 2015, the recorded investment in loans and leases that were considered to be impaired totaled $23,110,000, which includes $1,725,000 in nonaccrual loans and leases and $21,385,000 in performing loans and leases. Of the total impaired loans of $23,110,000, loans totaling $13,178,000 were deemed to require no specific reserve and loans totaling $9,932,000 were deemed to require a related valuation allowance of $966,000. At December 31, 2014, the recorded investment in loans and leases that were considered to be impaired totaled $25,120,000 and had a related valuation allowance of $1,603,000.

At September 30, 2015 and December 31, 2014, the recorded investment in other real estate owned (“OREO”) was $3,781,000 and $4,647,000, respectively. At September 30, 2015, the Company did not own any residential OREO properties and there were $338,000 of residential properties in the process of foreclosure. During the first quarter of 2015, the Company sold two adjoining parcels of land in Sacramento County that did not result in a gain or loss at the time of sale; however, prior to sale, the book value of this property was adjusted by $76,000 with a charge to expense during the first quarter of 2015. The Company did not add any properties to OREO during the first quarter of 2015. During the second quarter of 2015, the Company did not foreclose on any property and an OREO property in Amador County consisting of unimproved land was sold. No gain or loss was recorded as a result of the sale. During the third quarter of 2015, the Company did not foreclose on any property or sell any OREO property.

The Company periodically obtains property valuations to determine whether the recorded book value is considered fair value. During the third quarter of 2015, this valuation process did not result in the Company adjusting any book values.

The September 30, 2015 OREO balance of $3,781,000 consisted of four properties including two commercial real estate properties in the total amount of $2,522,000 and two commercial unimproved land properties totaling $1,259,000.

Nonperforming loans and leases and OREO at September 30, 2015 and December 31, 2014 are summarized as follows:

(in thousands)	September 30,	December 31,
	2015	2014

Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$123	$13
Nonaccrual loans and leases that are past due	1,685	1,640
Loans and leases past due 90 days and accruing interest	124	—
Other assets	878	878
Other real estate owned	3,781	4,647
Total nonperforming assets	$6,591	$7,178

Nonperforming loans and leases to total loans and leases	0.66%	0.63%
Total nonperforming assets to total assets	1.05%	1.16%

Impaired loans and leases as of and for the periods ended September 30, 2015 and December 31, 2014 are summarized as follows:

(in thousands)	As of September 30, 2015			As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate-commercial	12,840	13,473	—	10,684	11,398	—
Real estate-residential	338	338	—	338	425	—
Consumer	—	—	—	37	37	—
Subtotal	$13,178	$13,811	$—	$11,059	$11,860	$—

With an allowance recorded:
Commercial	$131	$131	$32	$769	$769	$344
Real estate-commercial	6,739	6,837	647	9,773	9,857	949
Real estate-multi-family	490	490	6	496	496	38
Real estate-residential	2,129	2,215	213	2,524	2,637	237
Agriculture	373	373	39	381	381	13
Consumer	70	70	29	118	118	22
Subtotal	$9,932	$10,116	$966	$14,061	$14,258	$1,603

Total:
Commercial	$131	$131	$32	$769	$769	$344
Real estate-commercial	19,579	20,310	647	20,457	21,255	949
Real estate-multi-family	490	490	6	496	496	38
Real estate-residential	2,467	2,553	213	2,862	3,062	237
Agriculture	373	373	39	381	381	13
Consumer	70	70	29	155	155	22
	$23,110	$23,927	$966	$25,120	$26,118	$1,603
15

The following table presents the average balance related to impaired loans and leases for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Commercial	$125	$1,455	$145	$1,053
Real estate-commercial	19,336	19,735	19,750	20,581
Real estate-multi-family	491	1,643	493	1,638
Real estate-construction	—	237	—	218
Real estate-residential	2,473	2,910	2,511	2,901
Agriculture	375	194	377	388
Consumer	91	163	77	162
Total	$22,890	$26,337	$23,352	$26,941

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Commercial	$2	$5	$7	$14
Real estate-commercial	259	259	728	826
Real estate-multi-family	8	19	21	57
Real estate-construction	—	3	—	9
Real estate-residential	14	30	69	97
Agriculture	5	3	13	14
Consumer	—	1	—	3
Total	$288	$320	$838	$1,020

7. TROUBLED DEBT RESTRUCTURINGS

At September 30, 2015, there were 15 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, 11 are currently performing (less than ninety days past due) totaling $9,093,000 and four are considered nonperforming (and included in the $1,932,000 discussed in Note 6), totaling $1,226,000. Of the four TDRs considered nonperforming, two are current to the modified terms. At September 30, 2015 and December 31, 2014, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company has allocated $262,000 and $829,000, respectively, as specific reserves for loans whose terms have been modified as troubled debt restructurings as of September 30, 2015 and December 31, 2014.

During the nine-month period ended September 30, 2015, the terms of six loans were modified as troubled debt restructurings. Three of these loans were renewals of previously reported loans and three were new TDRs. The modifications of the terms of these loans consisted of extensions of the maturity date and/or interest rates lower than the original loan rate.

There were no loans modified as troubled debt restructurings during the three months ended September 30, 2015.

The following table presents loans by class modified as troubled debt restructurings during the nine months ended September 30, 2015 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment
Troubled debt restructurings:
Commercial	1	$47	$47
Real estate - commercial	2	1,645	1,645
Real estate - residential	2	416	416
Consumer	1	23	23
Total	6	$2,131	$2,131

The troubled debt restructurings described above increased the allowance for loan and lease losses by $151,000 and resulted in no charge-offs during the nine months ended September 30, 2015.

The following table presents loans by class modified as troubled debt restructurings during the three months ended September 30, 2014 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment
Troubled debt restructurings:
Real estate - commercial	3	$890	$890
Consumer	1	7	7
Total	4	$897	$897

The following table presents loans by class modified as troubled debt restructurings during the nine months ended September 30, 2014 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment
Troubled debt restructurings:
Real estate - commercial	8	$5,925	$5,925
Consumer	2	52	52
Total	10	$5,977	$5,977

The troubled debt restructurings described above increased the allowance for loan and lease losses by $93,000 and resulted in no charge-offs during the three months ended September 30, 2014 and increased the allowance for loan and lease losses by $246,000 and resulted in no charge-offs during the nine months ended September 30, 2014.

There were no payment defaults on troubled debt restructurings within twelve months following the modification for the three-month and nine-month periods ended September 30, 2015 or September 30, 2014.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of September 30, 2015 and December 31, 2014 are summarized below:

September 30, 2015	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$30,106	$175,756	$21,482	$4,490	$12,642
Watch	1,227	13,202	496	6,445	2,122
Special mention	—	13,605	—	323	729
Substandard	2,936	1,782	—	—	814
Doubtful	—	—	—	—	—
Total	$34,269	$204,345	$21,978	$11,258	$16,307

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$837	$1,986	$2,411	$249,710
Watch	—	—	772	24,264
Special mention		372	229	15,258
Substandard	—	—	178	5,710
Doubtful	—	—	—	—
Total	$837	$2,358	$3,590	$294,942

December 31, 2014	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$20,179	$163,091	$13,663	$3,327	$9,364
Watch	1,280	13,724	504	4,372	2,504
Special mention	101	13,583	—	329	603
Substandard	3,626	3,473	—	—	838
Doubtful or loss	—	—	—	—	—
Total	$25,186	$193,871	$14,167	$8,028	$13,309

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$1,286	$2,501	$3,424	$216,835
Watch	—	—	1,041	23,425
Special mention	—	381	268	15,265
Substandard	—	—	183	8,120
Doubtful	—	—	—	—
Total	$1,286	$2,882	$4,916	$263,645
18

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

September 30, 2015
(dollars in thousands)		Real Estate				Other

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance, January 1, 2015	$1,430	$2,317	$130	$583	$399	$2	$62	$124	$254	$5,301
Provision for loan losses	38	(58)	27	160	(133)	—	14	(24)	(24)	—
Loans charged off	(609)	—	—	—	—	(1)	—	(6)	—	(616)
Recoveries	88	41	—	—	113	—	—	2	—	244

Ending balance, September 30, 2015	$947	$2,300	$157	$743	$379	$1	$76	$96	$230	$4,929

Ending balance:
Individually evaluated for impairment	$32	$647	$6	$—	$213	$—	$39	$29	$—	$966

Ending balance:
Collectively evaluated for impairment	$915	$1,653	$151	$743	$166	$1	$37	$67	$230	$3,963

Loans

Ending balance	$34,269	$204,345	$21,978	$11,258	$16,307	$837	$2,358	$3,590	$—	$294,942

Ending balance:
Individually evaluated for impairment	$131	$19,579	$490	$—	$2,467	$—	$373	$70	$—	$23,110

Ending balance:
Collectively evaluated for impairment	$34,138	$184,766	$21,488	$11,258	$13,840	$837	$1,985	$3,520	$—	$271,832

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2015	$1,652	$1,968	$107	$807	$385	$1	$50	$122	$267	$5,359
Provision for loan losses	(161)	331	50	(64)	(119)	—	26	(26)	(37)	—
Loans charged off	(609)	—	—	—	—	—	—	—	—	(609)
Recoveries	65	1	—	—	113	—	—	—	—	179

Ending balance, September 30, 2015	$947	$2,300	$157	$743	$379	$1	$76	$96	$230	$4,929
19

December 31, 2014
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$344	$949	$38	$—	$237	$—	$13	$22	$—	$1,603

Ending balance:
Collectively evaluated for impairment	$1,086	$1,368	$92	$583	$162	$2	$49	$102	$254	$3,698

Loans

Ending balance	$25,186	$193,871	$14,167	$8,028	$13,309	$1,286	$2,882	$4,916	$—	$263,645

Ending balance:
Individually evaluated for impairment	$769	$20,457	$496	$—	$2,862	$—	$381	$155	$—	$25,120

Ending balance:
Collectively evaluated for impairment	$24,417	$173,414	$13,671	$8,028	$10,447	$1,286	$2,501	$4,761	$—	$238,525

September 30, 2014
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2014	$885	$2,401	$242	$542	$825	$4	$80	$161	$206	$5,346
Provision for loan losses	317	(175)	26	22	(396)	(5)	(16)	(103)	130	(200)
Loans charged off	—	—	—	—	—	—	—	(74)	—	(74)
Recoveries	176	40	—	2	17	3	—	150	—	388

Ending balance, September 30, 2014	$1,378	$2,266	$268	$566	$446	$2	$64	$134	$336	$5,460

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2014	$1,391	$2,149	$262	$441	$708	$2	$69	$131	$309	$5,462
Provision for loan losses	(48)	116	6	125	(274)	—	(5)	(147)	27	(200)
Loans charged off	—	—	—	—	—	—	—	—	—	—
Recoveries	35	1	—	—	12	—	—	150	—	198

Ending balance, September 30, 2014	$1,378	$2,266	$268	$566	$446	$2	$64	$134	$336	$5,460

The Company’s aging analysis of the loan and lease portfolio at September 30, 2015 and December 31, 2014 are summarized below:

September 30, 2015							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$30	$30	$34,239	$34,269	—	$30
Real estate:
Commercial	360	—	1,316	1,676	202,669	204,345	—	1,316
Multi-family	—	—	—	—	21,978	21,978	—	—
Construction	—	—	—	—	11,258	11,258	—	—
Residential	—	—	—	—	16,307	16,307	—	—
Other:
Leases	—	—	—	—	837	837	—	—
Agriculture	—	—	—	—	2,358	2,358	—	—
Consumer	123	—	463	586	3,004	3,590	124	462
Total	$483	$—	$1,809	$2,292	$292,650	$294,942	$124	$1,808

December 31, 2014							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$513	$—	$666	$1,179	$24,007	$25,186	—	$666
Real estate:
Commercial	507	—	507	1,014	192,857	193,871	—	507
Multi-family	—	—	—	—	14,167	14,167	—	—
Construction	—	—	—	—	8,028	8,028	—	—
Residential	—	—	338	338	12,971	13,309	—	338
Other:
Leases	—	—	—	—	1,286	1,286	—	—
Agriculture	—	—	—	—	2,882	2,882	—	—
Consumer	135	—	—	135	4,781	4,916	—	142

Total	$1,155	$—	$1,511	$2,666	$260,979	$263,645	$—	$1,653
21

9. BORROWING ARRANGEMENTS

At September 30, 2015, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2015 or December 31, 2014.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $11,000,000 were outstanding from the FHLB at September 30, 2015, bearing interest rates ranging from 0.45% to 1.91% and maturing between March 16, 2016 and July 12, 2019. Advances totaling $11,000,000 were outstanding from the FHLB at December 31, 2014, bearing interest rates ranging from 0.24% to 1.91% and maturing between March 19, 2016 and July 12, 2019. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2015 and December 31, 2014 totaled $76,807,000 and $67,228,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at September 30, 2015 and December 31, 2014 were $16,122,000 and $17,335,000, respectively. There were no advances outstanding under this borrowing arrangement as of September 30, 2015 and December 31, 2014.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month and nine-month periods ended September 30, 2015 and 2014.

The combined federal and state effective tax rate for the quarter ended September 30, 2015 was 35.5%, compared to 35.3% for the third quarter of 2014. For the nine months ended September 30, 2015, the combined federal and state effective tax rate was 34.7% compared to 34.9% for the nine months ended September 30, 2014. The higher combined federal and state effective tax rate in the third quarter of 2015 compared to the third quarter of 2014 resulted from higher pretax income in 2015. Pretax income was $539,000 (31.0%) higher in the third quarter of 2015 compared to the third quarter of 2014 increasing from $1,737,000 to $2,276,000. The decrease in the combined federal and state effective tax rate in the nine months of 2015 compared to the nine months of 2014 resulted from an increase in tax benefits related to tax exempt loan interest, offset by higher pretax income in 2015. Interest on tax exempt loans increased from $10,000 in 2014 to $222,000 in 2015. Pretax income was $970,000 (20.0%) higher in the first nine months of 2015 compared to the first nine months of 2014 increasing from $4,863,000 to $5,833,000.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2015 and December 31, 2014. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2015	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$21,638	$21,638			$21,638
Interest-bearing deposits in banks	1,000		$1,003		1,003
Available-for-sale securities	266,740	38	266,702		266,740
Held-to-maturity securities	674		726		726
FHLB stock	3,779	N/A	N/A	N/A	N/A
Net loans and leases:	289,774			$294,638	294,638
Accrued interest receivable	1,844		1,000	844	1,844
Financial liabilities:
Deposits:
Noninterest-bearing	$178,038	$178,038			$178,038
Savings	60,174	60,174			60,174
Money market	133,249	133,249			133,249
NOW accounts	63,745	63,745			63,745
Time, $100,000 or more	65,630		66,127		66,127
Other time	20,533		20,721		20,721
Short-term borrowings	3,500	3,500			3,500
Long-term borrowings	7,500		7,563		7,563
Accrued interest payable	63	2	61		63
23

	Carrying	Fair Value Measurements Using:
December 31, 2014	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$22,449	$22,449	$—	$—	$22,449
Interest-bearing deposits in banks	1,000	—	1,002	—	1,002
Available-for-sale securities	289,064	28	289,036	—	289,064
Held-to-maturity securities	862	—	922	—	922
FHLB stock	3,686	N/A	N/A	N/A	N/A
Net loans and leases:	258,057	—	—	261,421	261,421
Accrued interest receivable	1,858	—	1,150	708	1,858
Financial liabilities:
Deposits:
Noninterest-bearing	$155,698	$155,698	$—	$—	$155,698
Savings	58,820	58,820	—	—	58,820
Money market	147,625	147,625	—	—	147,625
NOW accounts	60,862	60,862	—	—	60,862
Time, $100,000 or more	65,569	—	66,203	—	66,203
Other time	22,119	—	22,282	—	22,282
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	7,500	—	7,567	—	7,567
Accrued interest payable	59	—	59	—	59

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at September 30, 2015 and December 31, 2014:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at September 30, 2015 and December 31, 2014.

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

September 30, 2015
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$239,821		$239,821
Obligations of states and political subdivisions	25,264		25,264
Corporate Debt securities	1,571		1,571
Corporate stock	84	$38	46
Total recurring	$266,740	$38	$266,702	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$34	$—	$—	$34	$—
Real estate:
Commercial	4,436	—	—	4,436	165
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Residential	—	—	—	—	—
Other:
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other real estate owned	3,781	—	—	3,781	(76)
Total nonrecurring	$8,251	$—	$—	$8,251	$89
25

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2		(Losses)

December 31, 2014
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$261,115	$—	$261,115	$—	$—
Corporate Debt securities	1,583	—	1,583	—	—
Obligations of states and political subdivisions	26,289	—	26,289	—	—
Corporate Debt securities	77	28	49	—	—
Total recurring	$289,064	$28	$289,036	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial Real estate:	$666	$—	$—	$666	$14
Commercial	286	—	—	286	—
Other real estate owned	4,404	—	—	4,404	(216)
Total nonrecurring	$5,356	$—	$—	$5,356	$(202)

There were no significant transfers between Levels 1 and 2 during the three-month and nine-month periods ended September 30, 2015 or the twelve months ended December 31, 2014.

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

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2014 and September 30, 2015 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2015 and 2014. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk, loss events, or changes in other factors, occur. The analysis of the allowance uses an historical loss view as an indicator of probable incurred losses and as a result could differ from the actual losses incurred in the future. If the allowance for loan and lease losses falls below that deemed adequate (by reason of loan and lease growth, actual losses, the effect of changes in risk factors, or some combination of these), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short-term. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses Activity” discussion later in this Item 2.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at September 30, 2015 or 2014 or for the three-month and nine-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 99 full-time employees as of September 30, 2015.

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

Overview

The Company recorded net income of $1,469,000 for the quarter ended September 30, 2015, which was an increase of $345,000 compared to $1,124,000 reported for the same period of 2014. Diluted earnings per share for the third quarter of 2015 were $0.20 compared to $0.14 recorded in the third quarter of 2014. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the third quarter of 2015 were 6.71% and 0.92%, respectively, as compared to 5.09% and 0.74%, respectively, for the same period in 2014.

Net income for the nine months ended September 30, 2015 and 2014 was $3,811,000 and $3,165,000, respectively, with diluted earnings per share of $0.50 in 2015 and $0.39 in 2014. For the first nine months of 2015, ROAE was 5.81% and ROAA was 0.82% compared to 4.86% and 0.71%, respectively, for the same period in 2014.

Total assets of the Company increased by $7,440,000 (1.2%) from $617,754,000 at December 31, 2014 to $625,194,000 at September 30, 2015. Net loans totaled $289,774,000 at September 30, 2015, an increase of $31,717,000 (12.3%) from $258,057,000 at December 31, 2014. Deposit balances at September 30, 2015 totaled $521,369,000, up $10,676,000 (2.1%) from the $510,693,000 at December 31, 2014.

The Company ended the third quarter of 2015 with a leverage capital ratio of 10.8%, a Tier 1 capital ratio of 19.0%, and a total risk-based capital ratio of 20.3% compared to 11.6%, 21.6%, and 22.9%, respectively, at December 31, 2014. Table One below provides a summary of the components of net income for the periods indicated (see also the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Interest income*	$5,553	$5,034	$15,912	$15,233
Interest expense	(240)	(287)	(732)	(882)
Net interest income*	5,313	4,747	15,180	14,351
Provision for loan and lease losses	—	200	—	200
Noninterest income	490	520	1,582	1,530
Noninterest expense	(3,432)	(3,662)	(10,660)	(11,014)
Provision for income taxes	(807)	(613)	(2,022)	(1,698)
Tax equivalent adjustment	(95)	(68)	(269)	(204)
Net income	$1,469	$1,124	$3,811	$3,165

Average total assets	$630,704	$605,790	$618,551	$599,341
Net income (annualized) as a percentage of average total assets	0.92%	0.74%	0.82%	0.71%
* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.72% for the three months ended September 30, 2015, 3.49% for the three months ended September 30, 2014, 3.62% for the nine months ended September 30, 2015 and 3.58% for the nine months ended September 30, 2014.

The fully taxable equivalent interest income component for the third quarter of 2015 increased $519,000 (10.3%) to $5,553,000 compared to $5,034,000 for the three months ended September 30, 2014. The increase in the fully taxable equivalent interest income for the third quarter of 2015 compared to the same period in 2014 is broken down by rate (up $120,000) and volume (up $399,000). The rate increase primarily occurred in the investment portfolio which can be attributed to a slowdown in the mortgage refinance market. As mortgage refinancing slows it also reduces the principal prepayments that the Company receives on the mortgage backed securities, which reduces the premium amounts amortized on the bonds. A lower amount of amortized premium results in higher interest income. Investment securities added $249,000 in additional interest income related to rate. The average yield on investments increased from 2.34% from the third quarter of 2014 to 2.69% during the third quarter of 2015. The increased yield created by the investments was partially offset by a lower yield on loans which saw a decrease from 5.25% in the third quarter of 2014 to 5.07% in the third quarter of 2015. While average loans increased by $33,171,000 (13.1%) from $253,743,000 during the third quarter of 2014 to $286,914,000 during the third quarter of 2015, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. The volume increase of $399,000 was primarily from an increase in average loans ($439,000) partially offset by a decrease in investments ($40,000). The average balance of earning assets increased $27,015,000 (5.0%) from $539,707,000 in the third quarter of 2014 to $566,722,000 in the third quarter of 2015. When compared to the third quarter of 2014, average investment securities decreased $6,156,000 (2.2%) from $284,964,000 for the third quarter of 2014 compared to $278,808,000 for the third quarter of 2015.

The fully taxable equivalent interest income for the nine months ended September 30, 2015 increased $679,000 (4.5%) to $15,912,000 compared to $15,233,000 for the nine months ended September 30, 2014. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2015 over the same period in 2014 resulted from a decrease in rate (down $215,000) and an increase in volume (up $894,000). Average earning assets increased $23,928,000 (4.5%) from $536,008,000 during the first nine months of 2014 to $559,936,000 during the same period in 2015. During the nine month periods, the Company experienced an increase in interest income due to the rates on investments (up $553,000) but this was offset by a reduction in rates on loans (down $769,000). While average loan balances increased by $21,323,000 (8.4%) from $254,243,000 during 2014 to $275,566,000 during 2015, the Company did experience a drop in rates on these loans from 5.43% in 2014 to 5.06% in 2015. This decrease is caused by proceeds of principal pay downs and loan prepayments invested in loans yielding lower rates. The volume increase of $894,000 is primarily related to above mentioned increase in average loan balances (up $866,000) from 2014 to 2015.

Interest expense was $47,000 (16.4%) lower in the third quarter of 2015 versus the prior year period, decreasing from $287,000 to $240,000. The average balances on interest bearing liabilities were $359,886,000 (or $2,776,000 and 0.8% higher) in the third quarter of 2015 compared to $357,110,000 in the same quarter in 2014. The higher balances had only a slight impact on the overall interest expense, as the largest increase came in average borrowings which increased $7,136,000 (64.3%) and added $22,000 to expense. The primary decrease in interest expense relates to lower rates (down $63,000). Rates paid on interest bearing liabilities decreased 6 basis points from 0.32% to 0.26% for the third quarter of 2014 compared to the third quarter of 2015.

Interest expense was $732,000 in the nine-month period ended September 30, 2015 (or $150,000 and 17.0% lower) compared to $882,000 in the prior year period. The average balance on interest-bearing liabilities was $356,128,000 (up $2,706,000 or 0.8% higher) in the nine-month period ended September 30, 2015 compared to $353,422,000 in the same period in 2014. Although the average balance was slightly higher, the increase had no material impact (up $18,000) as increases in line items were primarily offset by decreases in others. The primary decrease in interest expense relates to lower rates (down $168,000). Rates paid on interest bearing liabilities decreased 6 basis points from 0.33% to 0.27% for 2014 compared to 2015.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended September 30,	2015			2014
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$286,914	$3,664	5.07%	$253,743	$3,355	5.25%
Taxable investment
Securities	252,760	1,633	2.56%	257,673	1,406	2.16%
Tax-exempt investment securities (2)	25,965	254	3.88%	27,201	264	3.85%
Corporate stock (2)	83	—	—	90	8	35.27%
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	1,000	2	0.79%	1,000	1	0.40%
Total earning assets	566,722	5,553	3.89%	539,707	5,034	3.70%
Cash & due from banks	29,465			28,694
Other assets	40,010			43,006
Allowance for loan & lease losses	(5,493)			(5,617)
	$630,704			$605,790

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$196,395	61	0.12%	$205,410	107	0.21%
Savings	58,579	6	0.04%	52,648	10	0.08%
Time deposits	86,684	135	0.62%	87,960	136	0.61%
Other borrowings	18,228	38	0.83%	11,092	34	1.22%
Total interest bearing liabilities	359,886	240	0.26%	357,110	287	0.32%
Noninterest bearing demand deposits	177,737			155,167
Other liabilities	6,253			5,818
Total liabilities	543,876			518,095
Shareholders’ equity	86,828			87,695
	$630,704			$605,790
Net interest income & margin (3)		$5,313	3.72%		$4,747	3.49%

(1)	Loan interest includes loan fees of $157,000 and $32,000, respectively, during the three months ended September 30, 2015 and September 30, 2014. Average loan balances include nonperforming loans.

(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2015 and 2014.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in the period (92 days) and annualized to actual days in the year (365 days).

Nine Months Ended September 30,	2015			2014
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans and leases (1)	$275,566	$10,427	5.06%	$254,243	$10,330	5.43%
Taxable investment
Securities	257,103	4,706	2.45%	253,523	4,084	2.15%
Tax-exempt investment securities (2)	26,196	763	3.89%	27,154	801	3.94%
Corporate stock (2)	78	12	20.57%	88	15	22.79%
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	993	4	0.54%	1,000	3	0.40%
Total earning assets	559,936	15,912	3.80%	536,008	15,233	3.80%
Cash & due from banks	24,347			26,102
Other assets	39,650			42,765
Allowance for loan & lease losses	(5,382)			(5,534)
	$618,551			$599,341

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$195,563	192	0.13%	$199,272	316	0.21%
Savings	58,464	23	0.05%	52,878	31	0.08%
Time deposits	87,495	409	0.62%	89,922	422	0.63%
Other borrowings	14,606	108	0.99%	11,350	113	1.33%
Total interest-bearing liabilities	356,128	732	0.27%	353,422	882	0.33%
Noninterest-bearing demand deposits	168,546			152,648
Other liabilities	6,157			6,209
Total liabilities	550,831			512,279
Shareholders’ equity	87,720			87,062
	$618,551			$599,341
Net interest income & margin (3)		$15,180	3.62%		$14,531	3.58%

(1)	Loan interest includes loan fees of $250,000 and $278,000, respectively, during the nine months ended September 30, 2015 and September 30, 2014. Average loan balances include nonperforming loans.

(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2015 and 2014.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in the period (273 days) and annualized to actual days in the year (365 days).
34

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended September 30, 2015 over 2014 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$439	$(130)	$309
Taxable investment securities	(27)	254	227
Tax exempt investment securities (3)	(12)	2	(10)
Corporate stock	(1)	(7)	(8)
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	1	1
Total	399	120	519
Interest-bearing liabilities:
Interest checking and money market	(5)	(41)	(46)
Savings deposits	1	(5)	(4)
Time deposits	(2)	1	(1)
Other borrowings	22	(18)	4
Total	16	(63)	(47)
Interest differential	$383	$183	$566

Nine Months Ended September 30, 2015 over 2014 (dollars in thousands)

Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans (1)(2)	$866	$(769)	$97
Taxable investment securities	58	564	622
Tax exempt investment securities (3)	(28)	(10)	(38)
Corporate stock	(2)	(1)	(3)
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	1	1
Total	894	(215)	679
Interest-bearing liabilities:
Interest checking and money market	(6)	(118)	(124)
Savings deposits	3	(11)	(8)
Time deposits	(11)	(2)	(13)
Other borrowings	32	(37)	(5)
Total	18	(168)	(150)
Interest differential	$876	$(47)	$829

(1)	The average balance of nonperforming loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)	Loan fees of $157,000 and $32,000, respectively, during the three months ended September 30, 2015 and September 30, 2014, and loan fees of $250,000 and $278,000, respectively, during the nine months ended September 30, 2015 and September 30, 2014, have been included in the interest income computation.

(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2015 and 2014.

(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company experienced net loan and lease losses of $430,000 or 0.59% (on an annualized basis) of average loans and leases for the three months ended September 30, 2015 compared to net loan and lease recoveries of $198,000 or (0.31%) (on an annualized basis) of average loans and leases for the three months ended September 30, 2014. The Company did not increase or decrease the provision for loan and lease losses for the third quarter of 2015 or the first nine months of 2015. Due to the $198,000 in recoveries in the third quarter of 2014, the Company had a negative $200,000 provision for loan and lease losses for the period. For the first nine months of 2015, net loan and lease losses were $372,000 or 0.18% (on an annualized basis). For the first nine months of 2014, the Company had a negative $200,000 provision for loan and lease losses and net loan and lease recoveries were $314,000 or (0.17%) (on an annualized basis) of average loans and leases outstanding. The Company has continued to experience an overall improvement in the credit quality of the loan and lease portfolio and continued loan recoveries; however, one commercial account with two loans in the total amount of $609,000 which were charged off in the third quarter of 2015. The two loans carried specific reserves totaling $509,000 at June 30, 2015 and the date charged off. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service charges on deposit accounts	$132	$129	$376	$434
Gain on sale/call of securities	33	83	251	100
Merchant fee income	98	102	285	311
Bank owned life insurance	80	73	239	202
Income from OREO properties	87	78	248	290
Other	60	55	183	193
Total noninterest income	$490	$520	$1,582	$1,530

Noninterest income decreased $30,000 (5.8%) to $490,000 for the three months ended September 30, 2015 compared to $520,000 for the three months ended September 30, 2014. The decrease from the third quarter of 2014 to the third quarter of 2015 was primarily related to a decrease in gain on sale of securities from $83,000 in 2014 to $33,000 in 2015. For the nine months ended September 30, 2015, noninterest income increased $52,000 (3.4%) from $1,530,000 in 2014 to $1,582,000 in 2015. The increase from the first nine months of 2014 compared to the same period in 2015 was primarily related to the gain on sale of securities resulting in income of $251,000 in the first nine months of 2015 compared to $100,000 for the first nine months of 2014, for an increase of $151,000 (151.0%). The partial offset to this increase was a decrease in service charges of $58,000 (13.4%) from $434,000 in 2014 to $376,000 in 2015 and the decrease in rental income from OREO properties which declined $42,000 (14.5%) from $290,000 in 2014 to $248,000 in 2015. The decrease in service charges was based upon the Bank closely monitoring large increases in NSF income to ensure that clients incurring these costs are appropriately counselled. The decrease in OREO income resulted from a reduction in income producing OREO properties. The increase in gain on sale of securities was a result of the Bank managing its portfolio in a volatile rate environment.

Noninterest Expense

Noninterest expense decreased $230,000 (6.3%) to $3,432,000 in the third quarter of 2015 compared to $3,662,000 in the third quarter of 2014. Salary and employee benefits expense decreased $57,000 (2.5%) from $2,242,000 during the third quarter of 2014 to $2,185,000 during the third quarter of 2015. The decrease in salaries and benefits resulted from a lower number of full-time equivalent employees (“FTE”). Average FTE decreased from 102 during the third quarter of 2014 to 100 during the third quarter of 2015 due to a few open positions that the Company intends to fill in the near future. Core salaries decreased by $31,000 (2.0%) from $1,518,000 in the third quarter of 2014 to $1,487,000 in the third quarter of 2015 and are related to the lower number of FTE’s. In addition, placement fees paid to hire new employees decreased $36,000 (49.3%) from $73,000 in the third quarter of 2014 to $37,000 in the third quarter of 2015. From the third quarter of 2014, to the third quarter of 2015, occupancy expense decreased $1,000 and furniture and equipment expense decreased $19,000. FDIC assessments decreased by $11,000 from the third quarter of 2014, to the third quarter of 2015. OREO related expenses increased $24,000 (70.6%) during the third quarter of 2015 to $58,000, from $34,000 in the third quarter of 2014. The increase in OREO related expense resulted from no gain or loss on sale and no write-downs of existing values resulting from updated property valuations during the third quarter of 2015. Gain on sales, net of write-downs, during the third quarter of 2014 was $64,000. The $64,000 net gain is accounted for as a reduction to OREO expense. In addition, the Company held more OREO properties in 2014 than in 2015 resulting in higher operating costs in 2014, that partially offset the net gain on sale in 2014. Other expenses decreased $166,000 (20.6%) to $641,000 in the third quarter of 2015 compared to $807,000 in the third quarter of 2014. There were numerous fluctuations in the categories that represent other expense but the two largest decreases were lower legal expense and a rebate from the Company’s debit card processor. Legal fees decreased $43,000 (69.4%) from $62,000 in the third quarter of 2014 to $19,000 in the third quarter of 2015. The decrease in legal expense was primarily the result of the resolution of issues associated with a former OREO property. The fee from the debit card processor resulted from the receipt of a $47,000 conversion payment related to the Company’s decision to switch processors and is accounted for as a reduction of processing expenses. The fully taxable equivalent efficiency ratio for the third quarter of 2015 decreased to 59.1% from 69.5% for the third quarter of 2014.

Noninterest expense for the nine-month period ended September 30, 2015 was $10,660,000 compared to $11,014,000 for the same period in 2014 for a decrease of $354,000 (3.2%). Salaries and benefits expense increased $21,000 (0.3%) from $6,479,000 for the nine months ended September 30, 2014 to $6,500,000 for the same period in 2015. Occupancy expense decreased $10,000 (1.1%) and furniture and equipment expense decreased $29,000 (5.2%). FDIC assessments decreased $49,000 (17.0%) during 2015 to $239,000 from $288,000 in 2014. The decrease in the FDIC assessments resulted from the Bank’s improved risk assessment category. OREO related expenses increased $104,000 (66.7%) during 2015 to $260,000 from $156,000 in 2014. The increase in OREO related expense resulted from no gain or loss on sale in 2015 compared to $204,000 in 2014, higher write-downs of existing values resulting from updated property valuations or changes in values due to anticipated sales in 2015 ($76,000) compared to $34,000 in 2014, and lower operating expenses in 2015 ($184,000) compared to $326,000 in 2014 resulted from a lower number of OREO properties in 2015 compared to 2014. Other expenses decreased $391,000 (14.8%) from $2,637,000 for the nine months ended September 30, 2014 to $2,246,000 for the same period in 2015. The decrease in other expenses primarily resulted from lower legal expenses in 2015. Legal expenses decreased $263,000 (69.0%) from $381,000 during the first nine months of 2014 to $118,000 during the same period in 2015. This decrease is primarily related to problem loan credits and the resolution of issues associated with a former OREO property. The fully taxable equivalent efficiency ratio for the first nine months of 2015 was 63.6% as compared to 69.4% in the same period of 2014.

Provision for Income Taxes

Federal and state income taxes for the quarter ended September 30, 2015 increased by $194,000 (31.6%) from $613,000 in the third quarter of 2014 to $807,000 in the third quarter of 2015. The combined federal and state effective tax rate for the quarter ended September 30, 2015 was 35.5%, an increase from 35.3% for the third quarter of 2014. The higher tax expense and effective tax rate in the third quarter of 2015 compared to 2014 resulted from an increase in taxable income. Pre-tax income increased $539,000 (31.0%) from $1,737,000 in the third quarter of 2014 to $2,276,000 in the third quarter of 2015. For the nine months ended September 30, 2015, the provision for income taxes was $2,022,000 with a combined federal and state effective tax rate of 34.7%, compared to a provision of $1,698,000 and a combined federal and state effective tax rate of 34.9% for the nine months ended September 30, 2014. The decrease in the effective tax rate in the nine months of 2015 compared to the nine months of 2014 resulted from an increase in tax benefits related to tax exempt loan interest, offset by higher pretax income in 2015. Interest on tax exempt loans increased from $10,000 in 2014 to $222,000 in 2015. Pretax income was $970,000 (20.0%) higher in the first nine months of 2015 compared to the first nine months of 2014 increasing from $4,863,000 to $5,833,000.

Balance Sheet Analysis

The Company’s total assets were $625,194,000 at September 30, 2015 compared to $617,754,000 at December 31, 2014, representing an increase of $7,440,000 (1.2%). The average assets for the three months ended September 30, 2015 were $630,704,000, which represents an increase of $24,914,000 (4.1%) over the balance of $605,790,000 during the three-month period ended September 30, 2014. The average assets for the nine months ended September 30, 2015 were $618,551,000, which represents an increase of $19,210,000 (3.2%) over the average balance of $599,341,000 during the nine-month period ended September 30, 2014.

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

Table Five below summarizes the values of the Company’s investment securities held on September 30, 2015 and December 31, 2014.

Table Five: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	September 30, 2015	December 31, 2014
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$239,821	$261,115
Obligations of states and political subdivisions	25,264	26,289
Corporate bonds	1,571	1,583
Corporate stock	84	77
Total available-for-sale investment securities	$266,740	$289,064
Held-to-maturity (at amortized cost)
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$674	$862
Total held-to-maturity investment securities	$674	$862

Net unrealized gains on available-for-sale investment securities totaling $6,390,000 were recorded, net of $2,565,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2015 and net unrealized gains on available-for-sale investment securities totaling $5,618,000 were recorded, net of $2,247,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2014.

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus on growth in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers, resulted in the Company originating $67.3 million in new loans during the first nine months of 2015. This production was partially offset by normal pay downs and payoffs, but still resulted in an overall net increase in net loans and leases of $31.7 million (12.3%) from December 31, 2014. The market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. Table Six below summarizes the composition of the loan portfolio as of September 30, 2015 and December 31, 2014.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	September 30, 2015		December 31, 2014		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$34,269	12%	$25,186	10%	$9,083	36.1%
Real estate
Commercial	204,345	69%	193,871	73%	10,474	5.4%
Multi-family	21,978	7%	14,167	5%	7,811	55.1%
Construction	11,258	4%	8,028	3%	3,230	40.2%
Residential	16,307	6%	13,309	5%	2,998	22.5%
Lease financing receivable	837	0%	1,286	1%	(449)	(34.9%)
Agriculture	2,358	1%	2,882	1%	(524)	(18.2%)
Consumer	3,590	1%	4,916	2%	(1,326)	(27.0%)
Total loans and leases	294,942	100%	263,645	100%	31,297	11.9%
Deferred loan and lease fees, net	(239)		(287)		48
Allowance for loan and lease losses	(4,929)		(5,301)		372
Total net loans and leases	$289,774		$258,057		$31,717	12.3%

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

Commercial loans consist of credit lines for operating needs and working capital and loans for equipment or vehicle purchases. Consumer loans include traditional consumer products such as secured and unsecured personal loans and loans to finance the purchase of autos, boats and recreational vehicles. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of owner-occupied commercial properties. Other real estate loans consist primarily of loans secured by first trust deeds on commercial or multi-family properties, typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. In general, except in the case of loans under SBA programs, the Company does not make long-term mortgage loans.

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at September 30, 2015 and December 31, 2014.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 86% of the Company’s loan and lease portfolio at September 30, 2015 and December 31, 2014. Management believes that the residential land portion of the Company’s loan portfolio carries more than the normal credit risk, due primarily to curtailed demand for new and resale residential property, relative to pre-recession levels, a resulting oversupply of unsold residential land, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At September 30, 2015, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $1,932,000 or 0.66% of total loans and leases. The $1,932,000 in nonperforming loans and leases was made up of nine loans. Four of those loans totaling $123,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $1,653,000 or 0.63% of total loans and leases at December 31, 2014. Specific reserves of $30,000 were held on the nonperforming loans at September 30, 2015 and specific reserves of $353,000 were held on the nonperforming loans at December 31, 2014.

At December 31, 2014, the Company’s nonperforming loans included three real estate loans totaling $845,000; two commercial loans totaling $666,000 and three consumer loans totaling $142,000. During the first quarter of 2015, one real estate loan in the amount of $103,000 was renewed and considered current. The Company also collected approximately $33,000 in principal paydowns. The overall level of nonperforming loans increased $731,000 (42.0%) to $2,454,000 at June 30, 2015 compared to $1,723,000 at March 31, 2015. During the second quarter of 2015, a single real estate loan in the amount of $103,000 was paid off and two loans in the amount of $862,000 were placed on nonperforming status. The Company also collected approximately $28,000 in principal paydowns.  Of the two loans added in the second quarter of 2015, one was real estate secured and the other was a commercial loan, both of which were transferred without an adjustment to the loan balance. During the third quarter of 2015, two commercial loans in the amount of $609,000 were charged off and a single consumer loan that was greater than 90 days past due but in the process of collection of $124,000 was added to nonperforming loans. The Company also collected approximately $36,000 in principal paydowns.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of September 30, 2015. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2015, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company. Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2015 and December 31, 2014.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	September 30,	December 31,
	2015	2014
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	124	—
Nonaccrual:
Commercial	30	666
Real estate	1,316	845
Lease financing receivable	—	—
Agriculture	—	—
Consumer	462	142
Total nonperforming loans	$1,932	$1,653

The net interest due on nonaccrual loans and leases but excluded from interest income was $45,000 for the three months ended September 30, 2015, compared to foregone interest of $31,000 during the three months ended September 30, 2014. The net interest due on nonaccrual loans and leases but excluded from interest income was $114,000 for the nine months ended September 30, 2015, compared to foregone interest of $85,000 during the nine months ended September 30, 2014.

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

At September 30, 2015, the recorded investment in loans and leases that were considered to be impaired totaled $23,110,000, which includes $21,385,000 in performing loans and leases. Of the total impaired loans of $23,110,000, loans totaling $13,178,000 were deemed to require no specific reserve and loans totaling $9,932,000 were deemed to require a related valuation allowance of $966,000. Of the $13,178,000 in impaired loans that did not carry a specific reserve, there were $4,437,000 in loans or leases that had previous partial charge-offs and $8,741,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $25,120,000 at December 31, 2014. Of the total impaired loans of $25,120,000, loans totaling $11,059,000 were deemed to require no specific reserve and loans totaling $14,061,000 were deemed to require a related valuation allowance of $1,603,000.

The Company has been operating in a market that has recently experienced sporadic improvement in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer.  In the third quarter of 2015, the Company had net charge-offs of $430,000 with no added provision as the two charged off carried specific reserves. In the third quarter of 2014, the Company had net recoveries of $198,000 with $200,000 in provision reversed.

At September 30, 2015, there were 11 loans and leases that were modified and are currently performing (less than ninety days past due) totaling $9,093,000 and four loans and leases that are considered nonperforming (and included in Table Seven above) totaling $1,226,000, that are considered troubled debt restructures (“TDRs”). These TDRs have a specific reserve of $262,000. As of September 30, 2015, of the 15 TDRs, there were six extensions, five rate reductions, two changes in terms and two lines of credit converted to term loans. All were performing as agreed except for two change in terms, one extension and one rate decrease. The Company generally requires TDRs that are on nonaccrual status to make six consecutive payments on the restructured loan or lease prior to returning the loan or lease to accrual status.

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

The ALLL totaled $4,929,000 or 1.67% of total loans and leases at September 30, 2015 compared to $5,301,000 or 2.01% of total loans and leases at December 31, 2014. The decrease in the balance and percentage results from the charge off of two loans during the third quarter of 2015. These two loans carried specific reserves. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of nonperforming loans and leases was 255.1% at September 30, 2015 and 320.7% at December 31, 2014. The ALLL as a percentage of impaired loans and leases was 21.3% at September 30, 2015 and 20.1% at December 31, 2014. Of the total nonperforming and impaired loans and leases outstanding as of September 30, 2015, there were $5,299,000 in loans or leases that had been reduced by partial charge-offs of $817,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential probable incurred losses related to those credits.

The Company’s policy with regard to loan or lease charge-offs continues to be that a loan or lease is charged off against the ALLL when management believes that the collectability of the principal is unlikely. As previously discussed in the “Impaired Loans and Leases” section, certain loans are evaluated for impairment. Generally, if a loan is collateralized by real estate, and considered collateral dependent, the impaired portion will be charged off to the allowance for loan and lease losses unless it is in the process of collection, in which case a specific reserve may be warranted. If the collateral is other than real estate and considered impaired, a specific reserve may be warranted.

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

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Average loans and leases outstanding	$286,914	$253,743	$275,566	$254,243

Allowance for loan and lease losses at beginning of period	$5,359	$5,462	$5,301	$5,346

Loans and leases charged off:
Commercial	(609)	—	(609)	—
Real estate	—	—	—	—
Lease financing receivable	—	—	(1)	—
Agriculture	—	—	—	—
Consumer	—	—	(6)	(74)
Total	(609)	—	(616)	(74)
Recoveries of loans and leases previously charged off:
Commercial	65	35	88	176
Real estate	114	13	154	59
Lease financing receivable	—	—	—	3
Agriculture	—	—	—	—
Consumer	—	150	2	150
Total	179	198	244	388
Net loans and leases charged off	430	198	372	314
Additions to allowance charged to operating expenses	—	(200)	—	(200)
Allowance for loan and lease losses at end of period	$4,929	$5,460	$4,929	$5,460
Ratio of net charge-offs to average loans and leases outstanding (annualized)	0.59%	-0.31%	0.18%	-0.17%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.00%	-0.31%	0.00%	-0.11%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.67%	2.16%	1.67%	2.16%

Other Real Estate Owned

At September 30, 2015, the Company had four other real estate owned (“OREO”) properties totaling $3,781,000. This compares to seven properties totaling $4,647,000 at December 31, 2014 and eight properties totaling $5,201,000 at September 30, 2014.

During the third quarter of 2015, the Company did not foreclose on any property or sell any OREO property. At September 30, 2015, there was not a valuation reserve. This compares to a reserve balances of $156,000 at December 31, 2014 and $130,000 at September 30, 2014. The Company believes that all four OREO properties owned at September 30, 2015 are carried approximately at fair value.

Deposits

At September 30, 2015, total deposits were $521,369,000 representing a $10,676,000 (2.1%) increase from the December 31, 2014 balance of $510,693,000. The Company’s deposit growth plan for 2015 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. In addition, the Company evaluated the rate structure on some of the higher cost money market accounts and reduced the interest rates on some relationships. During the first nine months of 2015, the Company experienced increases in noninterest-bearing ($22,340,000 or 14.3%), interest-bearing checking ($2,883,000 or 4.7%), and savings accounts ($1,354,000 or 2.3%), and decreases in money market ($14,376,000 or 9.7%) and time deposits ($1,525,000 or 1.7%).

Other Borrowed Funds

Other borrowings outstanding as of September 30, 2015 and December 31, 2014, consist of advances (both long-term and short-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	September 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$3,500	1.28%	$3,500	0.92%
Long-term borrowings:
FHLB advances	$7,500	1.24%	$7,500	1.39%

The maximum amount of short-term borrowings at any month-end during the first nine months of 2015 and 2014 was $3,500,000. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$3,500	$7,500
Maturity	2016	2016 to 2019
Weighted average rates	1.28%	1.24%

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

At September 30, 2015, shareholders’ equity was $86,278,000, representing a decrease of $3,369,000 (3.8%) from $89,647,000 at December 31, 2014. The reduction was due primarily to a decrease in common stock of $7,843,000 related to repurchases made under the 2015 Stock Repurchase Program, partially offset by an increase in Retained Earnings of $3,811,000 due to the net income for the year. During the third quarter of 2015, the Company repurchased 386,508 shares of its common stock at an average price of $10.03 per share under the 2015 Stock Repurchase Program. During 2015, the Company repurchased 790,989 shares of its common stock at an average price of $9.87 per share. The ratio of total risk-based capital to risk adjusted assets was 20.3% at September 30, 2015 and 22.9% at December 31, 2014. Tier 1 risk-based capital to risk-adjusted assets was 19.0% at September 30, 2015 and 21.6% at December 31, 2014. The leverage ratio was 10.8% at September 30, 2015 and 11.6% at December 31, 2014.

Table Ten below lists the Company’s actual capital ratios at September 30, 2015 and December 31, 2014 as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At September 30, 2015	At December 31, 2014	Minimum Regulatory Capital Requirements
American River Bankshares
Leverage Ratio	10.8%	11.6%	4.0%
Tier 1 Risk-Based Capital	19.0%	21.6%	6.0%
Total Risk-Based Capital	20.3%	22.9%	8.0%

American River Bank
Leverage Ratio	10.9%	11.7%	4.0%
Common Equity Tier 1 Risk-Based Capital	18.8%	N/A	4.5%
Tier 1 Risk-Based Capital	18.8%	21.7%	6.0%
Total Risk-Based Capital	20.0%	22.9%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of September 30, 2015 and December 31, 2014.

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

On January 21, 2015, the Company approved and authorized a stock repurchase program for 2015 (the “2015 Program”). The repurchase target of 5% of the outstanding common shares was reached in the first quarter of 2015 and, on July 15, 2015, the Company approved and authorized an increase to this stock repurchase program and this increase (representing 5% of the outstanding common shares) was reached in the third quarter of 2015. See Part II, Item 2, for additional disclosure regarding the 2015 Program.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2015 and 2014.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2015 were approximately $29,150,000 and $363,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2015, consolidated liquid assets totaled $216.6 million or 34.7% of total assets compared to $234.7 million or 38.0% of total assets on December 31, 2014. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At September 30, 2015, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At September 30, 2015, the Bank could have arranged for up to $87,807,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2015, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $11,000,000, leaving $76,807,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At September 30, 2015, the Company’s borrowing capacity at the Federal Reserve Bank was $16,122,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2015 and December 31, 2014, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $29,513,000 and $32,995,000 at September 30, 2015 and December 31, 2014, respectively. As a percentage of net loans and leases these off-balance sheet items represent 10.2% and 12.8%, respectively.

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

After a review of the model results as of September 30, 2015, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4.	Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

During 2014, the Company approved and authorized a stock repurchase program for 2014 (the “2014 Program”). The 2014 Program authorized the repurchase during 2014 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 424,462 shares. During 2014, the Company repurchased 424,462 shares of its common stock at an average price of $9.77 per share. On January 21, 2015, the Company approved and authorized a stock repurchase program for 2015 (the “2015 Program”). The 2015 Program authorized the repurchase during 2015 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 404,481 shares based on the 8,089,615 shares outstanding as of December 31, 2014. Any repurchases under the 2015 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2015 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2015 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2015 Program at any time without notice. During the first quarter of 2015, the Company repurchased the targeted amount of 404,481 shares of its common stock at an average price of $9.70 per share. On July 17, 2015, the Company approved and authorized an increase in the 2015 Program. The increase authorized the repurchase during the remainder of 2015 of up to 5% of the outstanding shares of the Company’s common stock, or approximately an additional 386,508 shares based on the 7,730,157 shares outstanding as of June 30, 2015. During the third quarter of 2015, the Company repurchased the targeted amount of 386,508 shares of its common stock at an average price of $10.03 per share.

The following table lists shares repurchased during the quarter ended September 30, 2015 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 July 1 through July 31, 2015	150,000	$9.92	150,000	236,508
Month #2 August 1 through August 31, 2015	90,137	$10.07	90,137	146,371
Month #3 September 1 through September 30, 2015	146,371	$10.12	146,371	-
Total	386,508	$10.03	386,508	N/A
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
Exhibit
Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **
(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.
49

(10.3)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.
*(10.4)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.
*(10.5)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.6)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.
*(10.7)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.8)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.9)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.10)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **
*(10.11)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.
(10.12)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.
*(10.13)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.14)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
(10.15)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
50

(10.16)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.
(10.17)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.

*(10.18)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eight Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013, the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014 and the Tenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2015.
*(10.19)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.20)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.21)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.22)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.23)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
51

(10.24)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.
(10.25)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.
(10.26)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.27)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.28)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.29)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010 and form of restricted stock award agreement incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.
(10.30)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012, and the amended agreement dated March 6, 2015 with ACI Worldwide Corp., successor to Postilion, Inc., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 12, 2015.
*(10.31)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.
(10.32)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.
(10.33)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.
*(10.34)	Employment Agreement dated June 2, 2014, between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2014.
*(10.35)	Salary Continuation Agreement between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 11, 2014.
52

*(10.36)	Registrant’s Performance Based Restricted Stock Awards Program, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.
(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.
(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.
(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

AMERICAN RIVER BANKSHARES

November 4, 2015	By: /s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

November 4, 2015	By: /s/ MITCHELL A. DERENZO
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