Form 10-K
period 2015-12-31
AMERICAN RIVER BANKSHARES
filed 2016-02-26
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No. 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization

3100 Zinfandel Drive, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code   916-851-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, no par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $64,919,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 25, 2016, the registrant’s no par value Common Stock totaled 6,994,300 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2016 annual meeting of shareholders.

AMERICAN RIVER BANKSHARES

INDEX TO
ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2015

PART I

Item 1. Business.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	the legislation promulgated by the United States Congress and actions taken by governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system;
•	the risks presented by economic volatility and recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential loan and lease losses;
•	potential expenses associated with resolving non-performing assets as well as regulatory changes;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	potential declines in fee and other noninterest income earned associated with economic factors, as well as regulatory changes;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
•	changes in the regulatory environment including increased capital and regulatory compliance requirements and further government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing, cybersecurity and other operational systems failures, breach or fraud;
•	potential decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of military conflicts in connection with the conduct of the war on terrorism by the United States and its allies, negative financial and economic conditions, natural disasters, and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•	the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.
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

American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates four full service offices in Sacramento County including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices in Sacramento and Gold River; one full service office in Placer County, located in Roseville; two full service offices in Sonoma County in Healdsburg and Santa Rosa; and three full service offices in Amador County in Jackson, Pioneer, and Ione. In addition, American River Bank operates loan production offices in Santa Clara and Contra Costa Counties. In 2000, North Coast Bank was acquired by the Company as a separate bank subsidiary. Effective December 31, 2003, North Coast Bank was merged with and into American River Bank. On December 3, 2004, the Company acquired Bank of Amador located in Jackson, California. Bank of Amador was merged with and into American River Bank.

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

During 2015, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Board of Governors”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

At December 31, 2015, the Company had consolidated assets of $635 million, net loans of $289 million, deposits of $531 million and shareholders’ equity of $86 million.

General

The Company is a regional bank holding company headquartered in Sacramento County, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. In addition, the Company serves Alameda, Contra Costa and Santa Clara Counties through loan production offices located in the Cities of San Jose and San Ramon. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from interest and fees on loans and leases, interest on investments (principally government securities), and Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2015, these sources comprised 66.3%, 33.7%, and 0.0%, respectively, of the Company’s interest income.

American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

As of December 31, 2015 and December 31, 2014, American River Bank held $29,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000 insured by the FDIC.

Based on the most recent information made available by the FDIC through June 30, 2015, American River Bank competes with approximately 33 other banking or savings institutions in Sacramento County, 26 in Placer County, 18 in Sonoma County and 6 in Amador County. American River Bank’s market share of FDIC insured deposits in the service areas of Sacramento County was approximately 1.0%, in Placer County was approximately 0.5%, in Sonoma County was approximately 0.7%, and in Amador County was approximately 14.6% (based upon the most recent information made available by the FDIC through June 30, 2015).

Employees

At December 31, 2015, the Company and its subsidiaries employed 100 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

American River Bank is licensed by the California Commissioner of the Department of Business Oversight (the “Commissioner”), and its deposits are insured by the FDIC up to the applicable legal limits.  On November 9, 2010, the FDIC implemented a final rule under the Dodd-Frank Act to permanently increase the maximum insurance limit to $250,000 per depositor.  American River Bank has chosen not to become a member of the Federal Reserve System.  Consequently, American River Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC.  The supervision and regulation includes comprehensive reviews of all major aspects of American River Bank’s business and condition, including its capital ratios, allowance for possible loan and lease losses and other factors.  However, no inference should be drawn that such authorities have approved any such factors.  American River Bankshares and American River Bank are required to file reports with the Board of Governors, the Commissioner, and the FDIC and provide any additional information that the Board of Governors, the Commissioner, and the FDIC may require.

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

Effective January 1, 2015, the risk-based capital regulations were amended to the extent described below in “Basel III - New Capital and Prompt Corrective Action Regulations.”

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

Effective January 1, 2015, bank holding companies with consolidated assets of $1 Billion or more and banks like American River Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

Management believes that American River Bank is in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement based upon its capital position at December 31, 2015.

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

On November 18, 2014, the FDIC adopted the Assessments Final Rule which revises the FDIC’s risk-based deposit insurance assessment system to reflect changes in the regulatory capital rules that are effective commencing January 1, 2015. For smaller financial institutions (with total assets less than $1 Billion and which are not custodial banks), the Final Rule revises and conforms capital ratios and ratio thresholds to the new prompt corrective action capital ratios and ratio thresholds for “well capitalized” and “adequately capitalized” evaluations which were adopted by the federal banking agencies as part of the Basel III capital regulations. Consequently, effective January 1, 2015, the prompt corrective action regulations were amended to the extent described above in “Basel III – New Capital and Prompt Corrective Action Regulations.”

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

Limitations on Dividends

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. On July 27, 2009, it was announced that the Board of Directors had suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. The Company relies on distributions from American River Bank in the form of cash dividends in order to pay cash dividends to our shareholders. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding cash dividends.

Competition

Competitive Data

American River Bank. At June 30, 2015, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 183 offices in the cities of Gold River, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its five Sacramento area offices, 58 offices in the cities of Healdsburg and Santa Rosa, California, where American River Bank has its two Sonoma County offices, and three offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its three Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is neither authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2015, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $13,736,000 on an unsecured basis and $22,894,000 on a fully secured basis based on capital and allowable reserves of $91,578,000.

American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2015, there were 226 operating commercial and savings bank offices in Sacramento County with total deposits of $28,273,025,000. This was an increase of $1,438,829,000 compared to the June 30, 2014 balances. American River Bank held a total of $278,433,000 in deposits, representing approximately 1.0% of total commercial and savings banks deposits in Sacramento County as of June 30, 2015.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2015, there were 109 operating commercial and savings bank offices in Placer County with total deposits of $11,844,355,000. This was an increase of $1,486,433,000 over the June 30, 2014 balances. American River Bank held a total of $57,493,000 in deposits, representing approximately 0.5% of total commercial and savings banks deposits in Placer County as of June 30, 2015.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2015, there were 122 operating commercial and savings bank offices in Sonoma County with total deposits of $11,682,868,000. This was an increase of $1,081,019,000 compared to the June 30, 2014 balances. American River Bank held a total of $79,409,000 in deposits, representing approximately 0.7% of total commercial and savings banks deposits in Sonoma County as of June 30, 2015.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2015, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $664,516,000. This was an increase of $25,840,000 compared to the June 30, 2014 balances. American River Bank held a total of $96,814,000 in deposits, representing approximately 14.6% of total commercial and savings bank deposits in Amador County as of June 30, 2015.

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

On June 16, 2015, the FDIC proposed changes to the deposit insurance assessments for small insured banks having total assets less than $10 Billion which have been insured for at least five years, based upon experience with bank failures. The changes, among other matters, revise the financial ratios method of determining assessments to reflect a statistical model estimating the probability of failure over three years and updating the financial measures used in the financial ratios method consistent with the statistical model. The FDIC proposed additional changes on October 22, 2015 to require banks with over $10 Billion in assets to be responsible for the recapitalization of the DIF to 1.35 percent of insured deposits after achieving a 1.15 percent reserve ratio. On January 21, 2016, the FDIC proposed further revisions to the small insured bank assessments as the result of comments and recommendations received in response to its earlier proposal. The FDIC proposes that a final rule would go into effect the quarter after adoption, but the amendments would not become operative until the quarter after the DIF reserve ratio reaches 1.15 percent.

The FDIC has taken control of many failed financial institutions during the economic recession of 2007 to 2010 and guaranteed payment from the DIF up to the insured limit for deposits held at such failed institutions.  It is uncertain what effect the implementation of the changes to the insurance assessments will have upon the Company; however, a deterioration in the economic conditions impacting financial institutions or a significant number of failed institutions might necessitate increases in premium assessments to maintain the DIF which could adversely impact the Company’s earnings.

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

A bank holding company could qualify as a financial holding company if (i) its banking subsidiaries are “well capitalized” and “well managed” and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The Bank Holding Company Act was amended to permit financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies were also permitted to engage in activities that were complementary to financial activities if the Board of Governors determined that the activity did not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expanded upon the list of activities “closely related to banking” which have defined the permissible activities of bank holding companies under the Bank Holding Company Act. Neither the Company nor American River Bank has determined whether or when to seek to acquire and exercise powers or activities under the GLB Act.

Volcker Rule. On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volcker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volcker Rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. Certain activities involving underwriting, risk mitigation hedging, and transactions on behalf of customers as a fiduciary or riskless principal are not prohibited proprietary trading, including purchases and sales of financial instruments which are either obligations of or issued or guaranteed by (i) the United States or agencies thereof; (ii) a State or political subdivision including municipal securities; or (iii) the FDIC. Notwithstanding these permissible activities, no such activities are permitted if they would (i) involve or result in a material conflict of interest between the banking entity and its clients, customers, or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to a high-risk asset or a high-risk trading strategy; or (iii) pose a threat to the safety and soundness of the banking entity or to the financial stability of the United States. The effective date of the final rule has been extended to July 21, 2016. Neither the Company nor American River Bank engages in activities prohibited by the Volcker Rule nor do we expect the Volcker Rule to have a material impact upon the Company or American River Bank.

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

Certain surveillance provisions of the Patriot Act were scheduled to expire, but were extended by President Bush. On May 26, 2011, President Obama signed a further four-year extension of the surveillance provisions. Some surveillance provisions of the Patriot Act expired on June 1, 2015, but were renewed the next day by the passage of the USA Freedom Act on June 2, 2015 and extended through 2019. However, the provision under which the National Security Agency (“NSA”) conducted mass phone data collection on individuals was changed to require the NSA to seek permission from a federal court in order to obtain such data from phone companies.

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
14

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

Corporate Disclosure Act. Effective January 1, 2003, the California Corporate Disclosure Act (the “CCD Act”) required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires the Company to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

•	The name of a company’s independent auditor and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;
•	The annual compensation paid to each director and the five most highly compensated non-director executive officers (including the CEO) during the most recent fiscal year, including all plan and non-plan compensation for all services rendered to a company as specified in Item 402 of Regulation S-K such as grants, awards or issuance of stock, stock options and similar equity-based compensation;
•	A description of any loans made to a director at a “preferential” loan rate during the company’s two most recent fiscal years, including the amount and terms of the loans;
•	Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;
•	Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and
•	A description of any material pending legal proceedings other than ordinary routine litigation as specified in Item 103 of Regulation S-K and a description of such litigation where the company was found legally liable by a final judgment or order.

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
15

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

Legislation to Stabilize Financial Markets

In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of the Treasury (the “U.S. Treasury”) and the federal financial institution regulatory agencies, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. Below is a description of various legislation intended to stabilize the United States financial markets which directly or indirectly may affect the Company.

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

•	Changes to Capital Requirements. The federal banking agencies are required to establish revised minimum leverage and risk-based capital requirements for banks and bank holding companies. Under these requirements, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 Billion in assets. The Dodd-Frank Act requires capital requirements to be counter cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.
16

•	Enhanced Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.
•	Consumer Protection. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 Billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.
•	Deposit Insurance. The Dodd-Frank Act permanently increased the deposit insurance limit for insured deposits to $250,000 per depositor and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011, which has remained in effect. The FDIC has proposed further changes to the deposit insurance assessments applicable to small insured depository institutions with assets less than $10 Billion and additional DIF recapitalization obligations for insured depository institutions with more than $10 Billion in assets. See the discussion of these changes in “Supervision and Regulation - FDIC Insurance.”
•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.
•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
•	Enhanced Lending Limitations. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
•	Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. The Federal Reserve Board was required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 Billion.
•	Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branch offices in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branch offices in other states if the host state expressly permitted out-of-state banks to establish branch offices in that state. Accordingly, banks may be able to enter new markets more freely.
•	Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Dodd-Frank Act and the Guidance may impact our compensation policies and arrangements.
•	Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 Billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

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

Dramatic declines occurred in the housing market during the economic downturn resulting in falling home prices and a significant number of foreclosures. These circumstances along with unemployment and under-employment continue to negatively impact the credit performance of our loan portfolio and resulted in significant write-downs of asset values. These asset write-downs have had a significant impact on the Company’s financial results and ratios, including our net income, earnings per share, return on average equity and return on average assets. Our net income decreased from $7,751,000 in 2008 to $1,586,000 in 2009 and $476,000 in 2010, then increased to $2,504,000 in 2011, $3,207,000 in 2012 and decreased slightly from 2012 to $3,057,000 in 2013, then increased to $4,361,000 in 2014 and $5,268,000 in 2015. Our earnings per share decreased from $1.30 per share in 2008 to $0.26 per share in 2009 and $0.05 per share in 2010, then increased to $0.25 per share in 2011, $0.34 per share in 2012 and 2013, $0.54 per share in 2014 and $0.70 per share in 2015. Our return on average equity decreased from 12.39% in 2008 to 2.44% in 2009 and 0.53% in 2010, then increased to 2.74% in 2011, 3.42% in 2012 and decreased slightly from 2012 to 3.38% in 2013, then increased to 4.98% in 2014 and 6.03% in 2015. Our return on average assets decreased from 1.32% in 2008 to 0.28% in 2009 and 0.08% in 2010, then increased to 0.43% in 2011, 0.55% in 2012, 0.52% in 2013, 0.72 in 2014, and 0.85% in 2015. While there was some improvement in our financial results and ratios in recent years compared to 2008 through 2010, the increases are below our historical averages and there is no guarantee that these increases will continue into the future, which could adversely affect our stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

•	Worsening economic conditions could adversely affect our business.

The economic conditions in the United States in general and within California and in our operating markets have not fully recovered from the economic downturn of 2007 through 2010. Unemployment nationwide and in California increased significantly through this economic downturn and have returned to more normal historical levels, however, there is no certainty that these levels will continue in the future. As of December 31, 2015, the unemployment rate nationwide was 5.0% compared to 5.6% one year ago. At December 31, 2014, the unemployment rate nationwide was 5.6% compared to 6.7% at December 31, 2013, 7.9% at December 31, 2012, 8.5% at December 31, 2011, 9.4% at December 31, 2010, 9.9% at December 31, 2009, and 7.3% at December 31, 2008. As of December 31, 2015, the unemployment rate in California was 5.8%, compared to 7.3% at December 31, 2014, 8.3% at December 31, 2013, 9.8% at December 31, 2012, 11.1% at December 31, 2011, 12.5% at December 31, 2010, 12.3% at December 31, 2009 and 8.7% at December 31, 2008. The unemployment rate in the Company’s primary markets of Sacramento, Sonoma, and Amador Counties was 5.6%, 4.2% and 6.3%, respectively, at December 31, 2015 compared to 6.2%, 4.7% and 7.2%, respectively, at December 31, 2014, 7.7%, 5.7% and 9.0%, respectively, at December 31, 2013, 9.8%, 7.7% and 11.0%, respectively, at December 31, 2012, 10.9%, 8.9% and 12.7%, respectively, at December 31, 2011, 12.7%, 10.0% and 13.4%, respectively, at December 31, 2010, 12.2%, 10.3% and 12.5%, respectively, at December 31, 2009, and 8.7%, 7.0% and 9.3%, respectively, at December 31, 2008. These unemployment statistics may not reflect the full extent of unemployment conditions nationwide, in California and in the Company’s primary operating markets due to the exclusion of statistics regarding the number of persons who are no longer seeking employment, among other statistical data. Availability of credit and consumer spending, real estate values, and consumer confidence have all been adversely affected. The credit, capital and liquidity problems that have confronted the U.S. financial system during the economic downturn of 2007 through 2010 have not been fully resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system. These conditions may not be fully resolved in the foreseeable future.

The Bank conducts banking operations principally in Northern California. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in Northern California. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California, and continued adverse economic conditions could have a material adverse effect upon us. In addition, California’s budgetary and fiscal difficulties during the downturn of 2007 through 2010 resulted in a reduction of the number of California government employees. The businesses operating in California and, in particular in the City of Sacramento, depend on the relationships with these government employees, and reduced spending activity by these government employees could have a material impact on the success or failure of these businesses, some of which are current customers or could become future customers of the Bank.

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

At December 31, 2015, our non-performing loans and leases were 0.56% of total loans and leases compared to 0.63% of total loans and leases at December 31, 2014, 0.77% of total loans and leases at December 31, 2013, 2.12% at December 31, 2012, 4.46% at December 31, 2011, 6.52% at December 31, 2010, 5.46% at December 31, 2009 and 1.49% at December 31, 2008. At December 31, 2015, our non-performing assets (which include foreclosed real estate and repossessed assets) to total assets were 0.96% compared to 1.16% at December 31, 2014, 1.60% at December 31, 2013, 2.97% at December 31, 2012, 3.73% at December 31, 2011, 4.36% at December 31, 2010, 3.95% at December 31, 2009, and 1.49% at December 31, 2008. The allowance for loan and lease losses as a percentage of non-performing loans and leases was 302.8% as of December 31, 2015 compared to 320.7% as of December 31, 2014, 270.1% as of December 31, 2013, 105.6% as of December 31, 2012, 52.5% as of December 31, 2011, 33.6% at December 31, 2010, 37.7% at December 31, 2009 and 94.8% at December 31, 2008. While these non-performing loans and leases and non-performing assets have decreased in recent years, there is no guarantee that these decreases will continue into the future, which could adversely affect our stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

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

At December 31, 2015, $251.8 million, or 86.0% of our total loan and lease portfolio, consisted of real estate related loans. Of that amount, $199.6 million, or 79.3%, consisted of commercial real estate, $14.5 million, or 5.7% consisted of commercial and residential construction loans (including land acquisition and development loans) and $37.7 million, or 15.0%, consisted of residential mortgages and residential multi-family real estate. The majority of our real property collateral is located in our operating markets in Northern California. The deteriorating economic conditions in California and in our operating markets during the economic downturn of 2007 through 2010, contributed to an overall decline in commercial and residential real estate values. While property values have recovered somewhat, a substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, droughts, floods, fires, and similar adverse weather occurrences. Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.

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

As of December 31, 2015, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $5.8 million and $5.7 million, respectively. At such date, our commercial real estate loans amounted to $199.6 million, or 67.8% of our total loan and lease portfolio, and our commercial business loans amounted to $36.2 million, or 12.3% of our total loan and lease portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

Increased competition in our market may result in reduced loans and deposits or the rates charged or paid on these instruments and adversely affect our net interest margin. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer similar banking services compared to those that are offered by the Bank in its service area. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, the Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits than we do and are thereby better able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, as well as the range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If the Bank is unable to attract and retain banking customers, we may be unable to maintain our historical levels of loans and leases and deposits or our net interest margin.

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

•	Cybersecurity breaches or other technological difficulties could adversely affect us.

We cannot be certain that the continued implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security, including as a result of cybersecurity breach.  The FDIC has recently highlighted in its Supervisory Insights publication that cybersecurity is a critical challenge facing the financial services industry and that the frequency and sophistication of cyber-attacks are increasing. The Bank will continue to enhance its information security programs consistent with regulatory requirements including reliance on the services of various vendors who provide data processing and communication services to the financial services industry.  Nonetheless, if information security is compromised or other technology difficulties or failures occur at the Bank or with one of our vendors, information may be lost or misappropriated, services and operations may be interrupted and the Bank could be exposed to claims from its customers as a result.

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

On November 18, 2014, the FDIC adopted the Assessments Final Rule which revises the FDIC’s risk-based deposit insurance assessment system to reflect changes in the regulatory capital rules that were effective commencing January 1, 2015. For smaller financial institutions such as the Bank (with total assets less than $1 Billion and which are not custodial banks), the Final Rule revises and conforms capital ratios and ratio thresholds to the new prompt corrective action capital ratios and ratio thresholds for “well capitalized” and “adequately capitalized” evaluations which were adopted by the federal banking agencies as part of the so-called Basel III capital regulations.

It is uncertain what effect these changes will have on our future insurance assessments and costs of operations, but any increases in premium assessments will adversely impact our earnings.

•	In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2015, we did not recognize any securities as other than temporarily impaired.  Future evaluations of the securities portfolio may require us to recognize an impairment charge with respect to these and other holdings. In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2015, we held stock in the FHLB totaling $3.8 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB currently distributes cash dividends on its shares, however, past dividend paying practices are not a guarantee of future dividends. To date, we have not recognized any impairment charges related to our FHLB stock holdings. Any future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

•	If the goodwill we have recorded in connection with our acquisition of Bank of Amador becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2015, we had approximately $16.3 million of goodwill on our balance sheet attributable to our merger with Bank of Amador in December 2004. In accordance with accounting principles generally accepted in the United States of America, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in findings of impairment and write-downs, which could be material.

•	The effects of terrorism and other events beyond our control may adversely affect our results of operations.

The terrorist actions on September 11, 2001 and thereafter, as well as the military conflicts in the Middle East, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact us and the extent of such impact is uncertain. Similar events beyond our control including, but not limited to, financial and economic instability and governmental actions in response, natural disasters such as earthquakes, droughts, floods, fires, and similar adverse weather occurrences, disruption of power supplies and communications equipment such as telephones, cellular phones, computers, and other forms of electronic equipment or media, and widespread, adverse public health occurrences, may adversely affect our future results of operations by, among other things, disrupting the conduct of our operations and those of our customers, which could result in a reduction in the demand for loans and other products and services offered by the Bank, increase non-performing loans and the amounts reserved for loan and lease losses, or cause significant declines in our level of deposits.

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

In December 2009, the Company raised $25.3 million (in gross proceeds) in a public offering of 4,048,000 shares of its common stock at $6.25 per share. Our articles of incorporation, as amended, provide the authority to issue without further shareholder approval, 20,000,000 shares of common stock, no par value per share, of which 7,343,649 shares were issued and outstanding at December 31, 2015. Pursuant to the Company’s 2010 Equity Incentive Plan and its 2000 Stock Option Plan, at December 31, 2015, employees and directors of the Company had outstanding options to purchase 248,411 shares of common stock. As of December 31, 2015, 1,395,985 shares of common stock remained available for awards under the 2010 Equity Incentive Plan.

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility, which reached unprecedented levels during the economic downturn of 2007 through 2010. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength. As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. This may make it difficult for shareholders to resell shares of common stock they own at times or at prices they find attractive. The low trading volume in our common shares on the NASDAQ Global Select Market means that our shares may have less liquidity than other publicly traded companies. We cannot ensure that the volume of trading in our common shares will be maintained or will increase in the future.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above in the forward-looking statement discussion in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Cautionary Statements Regarding Forward-Looking Statements” and below. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;
•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;
•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
•	actions by our current shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;
•	fluctuations in the stock price and operating results of our competitors;
•	future sales of our equity, equity-related or debt securities;
•	changes in the frequency or amount of dividends or share repurchases;
•	proposed or adopted regulatory changes or developments;
•	anticipated or pending investigations, proceedings, or litigation that involves or affects us;
•	trading activities in our common stock, including short-selling;
•	domestic and international economic factors unrelated to our performance; and
•	general U.S. and international market conditions and, in particular, developments related to market conditions for the financial services industry.

A significant decline in our stock price could result in substantial losses for individual shareholders.

•	We may be unable or choose not to pay cash dividends in the foreseeable future.

Our ability to pay dividends on our common stock depends on a variety of factors. On July 27, 2009 we announced suspension of our quarterly dividends, which remains in effect. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. Cash dividends may or may not be paid in the future since they are subject to regulatory restrictions and to evaluation by our Board of Directors of financial factors including, but not limited to, our earnings, financial condition and capital requirements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The following table shows the high and the low prices for the common stock, for each quarter during 2015 and 2014, as reported by Nasdaq.

2015	High	Low
First quarter	9.98	9.23
Second quarter	9.95	9.10
Third quarter	10.35	9.15
Fourth quarter	11.19	9.40

2014	High	Low
First quarter	10.29	8.92
Second quarter	9.75	8.21
Third quarter	9.63	8.42
Fourth quarter	9.99	9.05

The closing price for the Company’s common stock on February 24, 2016 was $9.85.

Holders

As of February 18, 2016, there were approximately 1,900 shareholders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends on its common stock from the first quarter of 2004 through the second quarter of 2009. Prior to that, the Company paid cash dividends twice a year since 1992. On July 27, 2009, the Company announced that the Board of Directors had suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. In 2015 and 2014, there were no cash dividends paid to our shareholders. It is uncertain whether any dividends will be paid in the future since they are subject to regulatory and statutory restrictions and the evaluation by the Company’s Board of Directors of financial factors including, but not limited to earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

Stock Repurchases

On January 21, 2015, the Company approved and authorized a stock repurchase program for 2015 (the “2015 Program”). The 2015 Program authorized the repurchase during 2015 of up to 5% of the outstanding shares of the Company’s common stock. In addition, on July 15, 2015, the Company approved and authorized an additional amount of 5% to be purchased under the 2015 Program. During 2015, the Company repurchased 790,989 shares of its common stock at an average price of $9.92 per share. Repurchases under the 2015 Program were made from time to time by the Company in the open market. All such transactions were structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2015 Program were retired.

The following table lists shares repurchased during the quarter ended December 31, 2015 and the maximum amount available to repurchase under the repurchase plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 October 1 through October 31, 2015	—	—	—	—
Month #2 November 1 through November 30, 2015	—	—	—	—
Month #3 December 1 through December 31, 2015	—	—	—	—
Total	—	—	—	N/A
30

The Company repurchased 424,462 shares in 2014, 575,389 shares in 2013, and 849,404 shares in 2012 and did not repurchase any of its shares in 2011 or 2010. Share amounts have been adjusted for stock dividends and/or splits.

On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”). The 2016 Program authorized the repurchase during 2016 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 367,182 shares based on the 7,343,649 shares outstanding as of December 31, 2015. Any repurchases under the 2016 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2016 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2016 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2016 Program at any time without notice.

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

As of and for the Years Ended December 31,

(In thousands, except per share amounts and ratios)

	2015	2014	2013	2012	2011
Operations Data:
Net interest income	$20,007	$18,797	$17,391	$19,405	$21,591
Provision for loan and lease losses	—	(541)	200	1,365	3,625
Noninterest income	2,015	2,177	2,015	2,774	2,108
Noninterest expenses	14,080	14,862	14,891	16,747	16,301
Income before income taxes	7,942	6,653	4,315	4,067	3,773
Income tax expense	2,674	2,292	1,258	860	1,269
Net income	$5,268	$4,361	$3,057	$3,207	$2,504

Share Data:
Earnings per share – basic	$0.70	$0.54	$0.34	$0.34	$0.25
Earnings per share – diluted	$0.70	$0.54	$0.34	$0.34	$0.25
Cash dividends per share (1)	$0.00	$0.00	$0.00	$0.00	$0.00
Book value per share	$11.72	$11.08	$10.25	$10.08	$9.51
Tangible book value per share	$9.50	$9.06	$8.33	$8.33	$7.85

Balance Sheet Data:
Assets	$634,640	$617,754	$592,753	$596,389	$581,518
Loans and leases, net	289,102	258,057	251,747	252,118	293,731
Deposits	530,690	510,693	483,690	478,256	462,285
Shareholders’ equity	86,075	89,647	87,020	93,994	94,099

Financial Ratios:
Return on average equity	6.03%	4.98%	3.38%	3.42%	2.74%
Return on average tangible equity	7.42%	6.12%	4.13%	4.15%	3.35%
Return on average assets	0.85%	0.72%	0.52%	0.55%	0.43%
Efficiency ratio (2)	62.87%	69.96%	75.61%	73.69%	67.18%
Net interest margin (2) (3)	3.63%	3.54%	3.45%	3.91%	4.36%
Net loans and leases to deposits	54.48%	50.53%	52.05%	52.72%	63.54%
Net charge-offs (recoveries) to average loans & leases	0.12%	(0.20%)	0.25%	0.93%	1.29%
Non-performing loans and leases to total loans and leases (4)	0.56%	0.63%	0.77%	2.12%	4.46%
Allowance for loan and lease losses to total loans and leases	1.69%	2.01%	2.08%	2.24%	2.34%
Average equity to average assets	14.02%	14.47%	15.31%	15.97%	15.81%
Dividend payout ratio (1)	0%	0%	0%	0%	0%

Capital Ratios:
Leverage capital ratio	10.97%	11.60%	11.88%	12.82%	13.09%
Tier 1 risk-based capital ratio	19.34%	21.60%	21.95%	23.87%	21.52%
Total risk-based capital ratio	20.59%	22.85%	23.20%	25.13%	22.78%

(1)	On July 27, 2009, the Company announced that the Board of Directors suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends.

(2)	Fully taxable equivalent.

(3)	Excludes the amortization of intangible assets.
(4)	Non-performing loans and leases consist of loans and leases past due 90 days or more and still accruing and nonaccrual loans and leases.
32

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the legislation promulgated by the United States Congress and actions taken by governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) the risks presented by economic volatility and recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates; (3) variances in the actual versus projected growth in assets and return on assets; (4) potential loan and lease losses; (5) potential expenses associated with resolving non-performing assets as well as regulatory changes; (6) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (7) competitive effects; (8) potential declines in fee and other noninterest income earned associated with economic factors as well as regulatory changes; (9) general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (10) changes in the regulatory environment including increased capital and regulatory compliance requirements and further government intervention in the U.S. financial system; (11) changes in business conditions and inflation; (12) changes in securities markets, public debt markets, and other capital markets; (13) potential data processing, cybersecurity and other operational systems failures, breach or fraud; (14) potential decline in real estate values in our operating markets; (15) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of military conflicts in connection with the conduct of the war on terrorism by the United States and its allies, negative financial and economic conditions, natural disasters, and disruption of power supplies and communications; (16) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations; (17) projected business increases following any future strategic expansion could be lower than expected; (18) the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings; (19) the reputation of the financial services industry could experience further deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and (20) the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.

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

The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk, loss events, or changes in other factors, occur. The analysis of the allowance uses a historical loss view as an indicator of future losses and as a result could differ from the actual losses incurred in the future. If the allowance for loan and lease losses falls below that deemed adequate (by reason of loan and lease growth, actual losses, the effect of changes in risk factors, or some combination of these), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short-term. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses Activity.”

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

Goodwill

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2015, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2015, and determined that no valuation allowance was required. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. A valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carry forward periods.

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

Overview

The Company recorded net income in 2015 of $5,268,000, an increase of $907,000 (20.8%) from $4,361,000 in 2014. Diluted earnings per share were $0.70 for 2015 and $0.54 for 2014. For 2015, the Company realized a return on average equity of 6.03% and a return on average assets of 0.85%, as compared to 4.98% and 0.72%, respectively, in 2014.

Net income for 2014 increased $1,304,000 (42.7%) from $3,057,000 in 2013. Diluted earnings per share for 2013 were $0.34. For 2013, the Company realized a return on average equity of 3.38% and return on average assets of 0.52%. Table One below provides a summary of the components of net income for the years indicated (dollars in thousands):

Table One: Components of Net Income

	2015	2014	2013
Interest income*	$21,340	$20,242	$19,170
Interest expense	(961)	(1,168)	(1,490)
Net interest income*	20,379	19,074	17,680
Provision for loan and lease losses	—	541	(200)
Noninterest income	2,015	2,177	2,015
Noninterest expense	(14,080)	(14,862)	(14,891)
Provision for income taxes	(2,674)	(2,292)	(1,258)
Tax equivalent adjustment	(372)	(277)	(289)
Net income	$5,268	$4,361	$3,057

Average total assets	$623,049	$605,247	$590,411
Net income as a percentage of average total assets	0.85%	0.72%	0.52%

* Fully taxable equivalent basis (FTE)

Under accounting principles generally accepted in the United States of America all share and per share data is adjusted for stock dividends and stock splits. There were no stock dividends or stock splits in 2015, 2014 or 2013.

During 2015, total assets of the Company increased $16,886,000 (2.7%) from $617,754,000 at December 31, 2014 to $634,640,000 at December 31, 2015. At December 31, 2015, net loans totaled $289,102,000, up $31,045,000 (12.0%) from the ending balance of $258,057,000 at December 31, 2014. Deposits increased $19,997,000 or 3.9% from $510,693,000 at December 31, 2014 to $530,690,000 at December 31, 2015. Shareholders’ equity decreased $3,572,000 or 4.0% from $89,647,000 at December 31, 2014 to $86,075,000 at December 31, 2015. The Company ended 2015 with a leverage capital ratio of 11.0% and a total risk-based capital ratio of 20.6% compared to a leverage capital ratio of 11.6% and a total risk-based capital ratio of 22.9% at the end of 2014.

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

The Company’s fully taxable equivalent net interest margin was 3.63% in 2015, 3.54% in 2014, and 3.45% in 2013. The fully taxable equivalent net interest income was up $1,312,000 (6.9%), from $19,067,000 in 2014 to $20,379,000 in 2015. The fully taxable equivalent net interest income was up $1,387,000 (7.8%), from $17,680,000 in 2013 to $19,067,000 in 2014.

The fully taxable equivalent interest income component increased $1,098,000 (5.4%) from $20,242,000 in 2014 to $21,340,000 in 2015. The increase in the fully taxable equivalent interest income for 2015 compared to the same period in 2014 is comprised of two components - rate (down $285,000) and volume (up $1,383,000). The rate decrease primarily occurred in the loan portfolio. While average loans increased by $25,830,000 (10.2%) from $253,898,000 during 2014 to $279,728,000 during 2015, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. Yield on loans decreased from 5.37% in 2014 to 5.01% in 2015 and contributed a decrease of $1,076,000 in loan interest income. The decrease of $1,076,000 in interest income created from the decrease in rates on the loan balances was partially offset by an increase in rates on the investment portfolio resulting in an increase of $790,000 related to the investments. This increase in investment income due to rates can be attributed to a slowdown in the mortgage refinance market. As mortgage refinancing slows it also reduces the principal prepayments that the Company receives on the mortgage backed securities, which reduces the premium amounts amortized on the bonds. A lower amount of amortized premium results in higher interest income. The volume increase of $1,383,000 was primarily from the increase in average loans mentioned above ($1,466,000) and partially offset by a decrease in investments ($83,000). When compared to 2014, average investment securities decreased $3,092,000 (1.1%) from $284,436,000 in 2014 compared to $281,344,000 in 2015.

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

Interest expense was $207,000 (17.7%) lower in 2015 compared to 2014, decreasing from $1,168,000 to $961,000. The primary decrease in interest expense relates to lower rates (down $222,000). Rates paid on interest bearing liabilities decreased 6 basis points from 0.33% to 0.27% in 2014 compared to 2015. The average balances on interest bearing liabilities were $356,052,000 (or $180,000 and 0.1% higher) in 2015 compared to $355,872,000 in 2014. The higher balances had only a slight impact on the overall interest expense.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Year Ended December 31,	2015			2014			2013

(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield

Assets:
Earning assets:
Taxable loans and leases (1)	$270,267	$13,547	5.01%	$253,434	$13,609	5.37%	$252,807	$14,191	5.61%
Tax-exempt loans and leases (2)	9,461	481	5.08%	464	29	6.25%	—	—	—
Taxable investment Securities	255,137	6,280	2.46%	257,308	5,528	2.15%	229,518	3,822	1.67%
Tax-exempt investment securities (2)	26,128	1,015	3.88%	27,051	1,057	3.91%	28,607	1,142	3.99%
Corporate stock	79	12	15.19%	77	15	19.48%	38	12	31.58%
Federal funds sold	—	—	—	—	—	—	—	—	—
Interest bearing deposits in other banks	994	5	0.50%	1,000	4	0.40%	898	3	0.33%
Total earning assets	562,066	21,340	3.80%	539,334	20,242	3.75%	511,868	19,170	3.75%
Cash & due from banks	26,313			28,533			37,609
Other assets	39,941			42,924			46,703
Allowance for loan & lease losses	(5,271)			(5,544)			(5,769)

	$623,049			$605,247			$590,411

Liabilities & Shareholders’Equity:
Interest bearing liabilities:
NOW & MMDA	$196,120	244	0.12%	$201,412	420	0.21%	$185,671	475	0.26%
Savings	58,910	29	0.05%	53,806	40	0.07%	51,432	67	0.13%
Time deposits	86,930	544	0.63%	89,392	561	0.63%	95,415	655	0.69%
Other borrowings	14,092	144	1.02%	11,262	147	1.31%	16,811	293	1.74%
Total interest bearing liabilities	356,052	961	0.27%	355,872	1,168	0.33%	349,329	1,490	0.43%
Demand deposits	173,130			155,537			144,710
Other liabilities	6,537			6,275			5,978
Total liabilities	535,719			517,684			500,017
Shareholders’ equity	87,330			87,563			90,394
	$623,049			$605,247			$590,411

Net interest income & margin (3)		$20,379	3.63%		$19,074	3.54%		$17,680	3.45%

(1)	Loan and lease interest includes loan and lease fees of $322,000, $307,000 and $119,000 in 2015, 2014 and 2013, respectively.
(2)

Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2015, 2014 and 2013.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
38

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Year ended December 31, 2015 over 2014 (dollars in thousands)

Increase (decrease) in interest income and expense

due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans and leases (1)(2)	$904	$(966)	$(62)
Tax-exempt net loans and leases (3)	562	(110)	452
Taxable investment securities	(47)	799	752
Tax-exempt investment securities (3)	(36)	(6)	(42)
Corporate stock	—	(3)	(3)
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	—	1	1
Total	1,383	(285)	1,098

Interest-bearing liabilities:

Demand deposits	(11)	(165)	(176)
Savings deposits	4	(15)	(11)
Time deposits	(15)	(2)	(17)
Other borrowings	37	(40)	(3)
Total	15	(222)	(207)
Interest differential	$1,368	$(63)	$1,305

Year Ended December 31, 2014 over 2013 (dollars in thousands)

Increase (decrease) in interest income and expense

due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Net loans and leases (1)(2)	$61	$(621)	$(560)
Taxable investment securities	463	1,243	1,706
Tax-exempt investment securities (3)	(62)	(23)	(85)
Corporate stock	12	(9)	3
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	—	1	1
Total	474	591	1,065

Interest-bearing liabilities:
Demand deposits	40	(95)	(55)
Savings deposits	3	(30)	(27)
Time deposits	(41)	(53)	(94)
Other borrowings	(97)	(49)	(146)
Total	(95)	(227)	(322)
Interest differential	$569	$818	$1,387

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.
(2)	Loan and lease fees of $322,000, $307,000 and $119,000 for the years ended December 31, 2015, 2014 and 2013, respectively, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2015, 2014 and 2013.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company experienced net loan and lease losses of $326,000 or 0.12% of average loans and leases during 2015 compared to net loan and lease recoveries of $496,000 or 0.20% of average loans and leases during 2014. As a result of the improving credit quality over the past several years and a reduction in historical loan loss rates the Company did not require any loan or lease loss provision in 2015. As a result of the recoveries in 2014, the Company reduced the allowance for loan and lease losses by recording a negative provision for loan and lease losses of $541,000. The level of non-performing loans and leases, which began to increase during the economic cycle of 2007 through 2010, reached a high of $22,571,000 at December 31, 2010, but has decreased to $1,643,000 at December 31, 2015. For additional information see the “Nonaccrual, Past Due and Restructured Loans and Leases.” While the level of non-performing loans and leases has decreased, there remains a challenging economy in the Company’s market areas and in the United States, in general. This may potentially negatively impact the Company’s borrowers and as a result the Company has maintained the ALLL at a level that is higher than the long-term historical averages. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Service Charges and Fees and Other Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Year Ended December 31,
	2015	2014	2013
Service charges on deposit accounts	$498	$562	$590
Rental income from OREO properties	335	365	316
Merchant fee income	378	413	443
Earnings on bank-owned life insurance	316	284	247
Life insurance death benefit	—	99	118
Gain on sale, impairment and call of securities	251	208	36
Other	237	246	265
	$2,015	$2,177	$2,015

Noninterest income decreased $162,000 (7.4%) to $2,015,000 in 2015 from the 2014 level. The decrease from 2014 to 2015 was primarily related to lower fees from service charges on deposit accounts (down $64,000 or 11.4%) and no life insurance death benefits in 2015 as compared to $99,000 in 2014. The decrease in service charges is related to a decrease in insufficient funds income.

Noninterest income increased $162,000 (8.0%) to $2,177,000 in 2014 from the 2013 level. The increase from 2013 to 2014 was primarily related to income from security sales which increased from $36,000 in 2013 to $208,000 in 2014. In addition, rental income from OREO properties increased from $316,000 in 2013 to $365,000 in 2014.

Salaries and Benefits

Salaries and benefits were $8,528,000 (down $248,000 or 2.8%) for 2015 as compared to $8,776,000 in 2014. The decrease in salary and benefits was due in part to lower incentive compensation expense and lower employee benefits. Incentive accruals decreased $182,000, from $672,000 in 2014 to $490,000 in 2015 and other employee benefits decreased $107,000 (7.0%) from $1,529,000 in 2014 to $1,422,000 in 2015. The decrease in incentive compensation was primarily due to the Company not reaching all of the incentive targets in 2015. The decrease in other employee benefits, which includes health care related benefits, 401(k) matching, and employee placement fees, was primarily related to lower employee placement fees paid in 2015.

Salaries and benefits were $8,776,000 (up $260,000 or 3.1%) for 2014 as compared to $8,516,000 in 2013. The increase in salary and benefits was due in part to increased incentive compensation expense and higher employee benefits partially offset by a decrease in core salaries. Incentive accruals increased $54,000, from $618,000 in 2013 to $672,000 in 2014 and other employee benefits increased $162,000 (11.9%) from $1,367,000 in 2013 to $1,529,000 in 2014. Salaries decreased $66,000 (1.1%) from $6,048,000 in 2013 to $5,982,000 in 2014. The increase in incentive compensation was primarily due to an increase in the Company’s net income in relationship to incentive targeted net income goals. The increase in other employee benefits, which includes health care related benefits, 401(k) matching, and employee placement fees, was primarily related to higher employee placement fees paid in 2014 to attract lending officers and a chief credit officer. The decrease in salaries is related to a lower number of employees. Average full-time equivalent employees decreased from 106 during 2013 to 102 during 2014.

Other Real Estate Owned

The total other real estate owned (“OREO”) expense in 2015 was $322,000 (down $42,000 or 11.5%) compared to $364,000 in 2014. The primary reason for the decrease in OREO related expenses is due to the sale of a number of properties, including office buildings which have high operating expenses and lower property write-downs. In 2015, write-downs were $76,000 compared to $165,000 in 2013. This decrease is related to a fewer number of owned properties and some stability in the real estate market. Operating expenses on the properties held in 2015 totaled $245,000 compared to $430,000 in 2014. In 2014, the gains on sale, which offset the overall OREO expense, were higher than in 2015. Gains from properties sold in 2014 totaled $231,000 compared to a loss of $1,000 in 2015.

The total OREO expense in 2014 was $364,000 (down $572,000 or 61.1%) compared to $936,000 in 2013. The primary reason for the decrease in OREO related expenses is due to the sale of a number of properties, including office buildings which have high operating expenses and lower write-downs due to updated property valuations. In 2014, the gains on sale, which offset the overall OREO expense, were higher than in 2013. In 2014, write-downs were $165,000 compared to $293,000 in 2013. This decrease is related to a fewer number of owned properties and some stability in the real estate market. Gains from properties sold in 2014 totaled $231,000 compared to $44,000 in 2013 and operating expenses on the properties held in 2014 totaled $430,000 compared to $686,000 in 2013.

Occupancy, Furniture and Equipment

Occupancy expense decreased $5,000 (0.4%) during 2015 to $1,183,000, compared to $1,188,000 in 2014. Furniture and equipment expense decreased $34,000 (4.7%) during 2015 to $690,000 compared to $724,000 in 2014. The decrease in the furniture and equipment expense resulted from lower depreciation on the Company’s furniture and equipment.

Occupancy expense decreased $24,000 (2.0%) during 2014 to $1,188,000, compared to $1,212,000 in 2013. Furniture and equipment expense decreased $34,000 (4.5%) during 2014 to $724,000 compared to $758,000 in 2013. The decrease in the furniture and equipment expense resulted from lower depreciation on the Company’s furniture and equipment.

Regulatory Assessments

Regulatory assessments include fees paid to the California Department of Business Oversight (the “DBO”) and the Federal Deposit Insurance Corporation (the “FDIC”). FDIC assessments decreased $39,000 (10.7%) during 2015 to $324,000, compared to $363,000 in 2014. The majority of this decrease relates to a lower assessment rate as a result of lower nonperforming assets. The assessments paid to the DBO in 2015 were $71,000 compared to $70,000 in 2014.

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

Other Expenses

Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Professional fees	$863	$1,182	$933
Outsourced item processing	360	355	357
Directors’ expense	402	394	348
Telephone and postage	368	357	329
Stationery and supplies	143	193	240
Advertising and promotion	164	160	284
Other operating expenses	662	736	596
	$2,962	$3,377	$3,087
41

Other expenses were $2,962,000 (down $415,000 or 12.3%) for 2015 as compared to $3,377,000 for 2014. The decrease in other expenses occurred primarily in the professional expense category. Professional expenses, which primarily include legal, accounting and other professional services, decreased $319,000 (27.0%), from $1,182,000 in 2014 to $863,000 in 2015. Legal expenses decreased $255,000 (61.6%) from $414,000 in 2014 to $255,000 during 2015. This decrease is primarily related to a lower number of problem loan credits and OREO properties. The overhead efficiency ratio on a taxable equivalent basis for 2015 was 62.9% as compared to 70.0% in 2014.

Other expenses were $3,377,000 (up $290,000 or 9.4%) for 2014 as compared to $3,087,000 for 2013. The increase in other expenses occurred primarily in the professional expense category. Professional expenses increased $249,000 (26.7%), from $933,000 in 2013 to $1,182,000 in 2014. Legal expenses increased $182,000 (78.4%) from $232,000 in 2013 to $414,000 during 2014. This increase is primarily related to problem loan credits and the resolution of issues associated with a former OREO property. The overhead efficiency ratio on a taxable equivalent basis for 2014 was 70.0% as compared to 75.6% in 2013.

Provision for Income Taxes

The effective tax rate on income was 33.7%, 34.5%, and 29.2% in 2015, 2014 and 2013, respectively. The effective tax rate differs from the federal statutory tax rate due to state tax expense (net of federal tax effect) of $516,000, $419,000, and $197,000 in these years. Tax-exempt income of $1,412,000, $1,194,000, and $1,213,000 from investment securities, loans, and bank-owned life insurance in these years helped to reduce the effective tax rate. The higher level of income taxes and effective tax rate in 2014 compared to 2013 resulted from the Company realizing significantly less benefits of Enterprise Zone credits on our State tax return as the program has been significantly reduced and an increase in taxable income in 2014. Taxable income increased from $4,315,000 in 2013 to $6,653,000 in 2014.

Balance Sheet Analysis

The Company’s total assets were $634,640,000 at December 31, 2015 as compared to $617,754,000 at December 31, 2014, representing an increase of $16,886,000 (2.7%). The average balances of total assets during 2015 were $623,049,000, up $17,802,000 or 2.9% from the 2014 total of $605,247,000.

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

Table Six: Investment Securities Composition

(dollars in thousands)

Available-for-sale (at fair value)	2015	2014	2013
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$246,185	$261,115	$244,160
Obligations of states and political subdivisions	26,013	26,289	26,903
Corporate debt securities	1,551	1,583	1,609
Equity securities:
Corporate stock	70	77	119
Total available-for-sale investment securities	$273,819	$289,064	$272,791

Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$623	$862	$1,185
Total held-to-maturity investment securities	$623	$862	$1,185
42

See Table Fifteen, “Securities Maturities and Weighted Average Yields,” for a breakdown of the investment securities by maturity and the corresponding weighted average yields.

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At December 31, 2015, these categories accounted for approximately 12%, 68%, 8%, 5%, 5%, 0%, 1% and 1%, respectively, of the Company’s loan portfolio. This mix was relatively unchanged compared to 10%, 73%, 5%, 3%, 5%, 1%, 1% and 2%, respectively, at December 31, 2014. Continuing focus in the Company’s market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating approximately $80 million in new loans in 2015. This production was partially offset by normal pay downs and payoffs, but still resulted in an overall net increase in net loans and leases of $31.0 million (12.0%) from December 31, 2014. The market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. The Company reported net increases in balances for commercial loans ($11,009,000 or 43.7%), commercial real estate ($5,720,000 or 3.0%), multi-family real estate ($9,327,000 or 65.8%), real estate construction ($6,505,000 or 81.0%), and residential real estate ($891,000 or 6.7%), and decreases in lease financing receivable ($554,000 or 43.1), agriculture ($451,000 or 15.6%), and consumer loans ($1,794,000 or 36.5%). Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven: Loan and Lease Portfolio Composition

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Commercial	$36,195	$25,186	$24,545	$30,811	$42,108
Real estate:
Commercial	199,591	193,871	184,204	180,126	204,043
Multi-family	23,494	14,167	11,085	9,155	7,580
Construction	14,533	8,028	9,633	6,918	10,356
Residential	14,200	13,309	17,703	17,701	19,695
Lease financing receivable	732	1,286	1,344	1,509	1,725
Agriculture	2,431	2,882	3,120	3,340	4,583
Consumer	3,122	4,916	5,772	8,569	10,984
	294,298	263,645	257,406	258,129	301,074
Deferred loan fees, net	(221)	(287)	(313)	(230)	(302)
Allowance for loan and lease losses	(4,975)	(5,301)	(5,346)	(5,781)	(7,041)
Total net loans and leases	$289,102	$258,057	$251,747	$252,118	$293,731

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at December 31, 2015 and December 31, 2014.

Average loans and leases in 2015 were $279,728,000 which represents an increase of $25,830,000 (10.2%) compared to the average in 2014. Average loans and leases in 2014 were $253,898,000 which represents an increase of $1,091,000 (0.4%) compared to the average in 2013.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company has recently entered the Santa Clara, Contra Costa, and Alameda County markets with loan productions offices in San Ramon and San Jose. The economies of Santa Clara, Contra Costa and Alameda Counties are diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In management’s judgment, a concentration exists in real estate loans which represented approximately 86% of the Company’s loan and lease portfolio at December 31, 2015 and 87% at December 31, 2014. Management believes that the residential land portion of the Company’s loan portfolio carries more than the normal credit risk, due primarily to curtailed demand for new and resale residential property, relative to pre-recession levels, a resulting oversupply of unsold residential land, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

The recorded investments in non-performing loans and leases, which includes nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual, totaled $1,643,000 and $1,653,000 at December 31, 2015 and 2014, respectively. Of the $1,643,000 in non-performing loans and leases at December 31, 2015, there were four real estate loans totaling $1,493,000, four consumer loans totaling $120,000 and a single commercial loan totaling $30,000.  At December 31, 2014, the $1,653,000 in non-performing loans consisted of three real estate loans totaling $845,000; two commercial loans totaling $666,000 and three consumer loans totaling $142,000.

The net interest due on nonaccrual loans and leases but excluded from interest income was approximately $145,000 during 2015, $116,000 during 2014, and $327,000 during 2013. Interest income recognized from payments received on nonaccrual loans and leases was approximately $59,000 in 2015, $84,000 in 2014 and $161,000 in 2013. Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more and on accrual as of year-end for the past five years.

Table Eight: Non-Performing Loans and Leases

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Past due 90 days or more and still accruing:
Commercial	$—	$—	$80	$—	$—
Real estate	—	—	—	—	—
Lease financing receivable	—	—	—	—	—
Consumer and other	—	—	—	—	—
Nonaccrual:
Commercial	30	666	766	2,352	2,775
Real estate	1,493	845	977	2,897	9,809
Lease financing receivable	—	—	—	3	17
Consumer and other	120	142	156	222	822
Total non-performing loans and leases	$1,643	$1,653	$1,979	$5,474	$13,423

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2015. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2015, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Management monitors the Company’s performance metrics including the ratios related to non-performing loans and leases. From 2008 to 2010, the Company experienced an increase in non-performing loans and leases. In 2011, the focused efforts of the previous years resulted in a decrease in these levels. In 2012, 2013, 2014 and 2015, the level of non-performing loans and leases continued to decrease to a level below the amount reported at December 31, 2008. However, the variations in the amount of non-performing loans and leases does not directly impact the level of the Company’s allowance for loan and lease losses as management monitors each of the loans and leases for loss potential or probability of loss on an individual basis using accounting principles generally accepted in the United States of America.

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

The recorded investment in loans and leases that were considered to be impaired totaled $21,365,000 at December 31, 2015 and had a related valuation allowance of $899,000. The average recorded investment in impaired loans and leases during 2015 was approximately $20,818,000. As of December 31, 2014, the recorded investment in loans and leases that were considered to be impaired totaled $25,120,000 and had a related valuation allowance of $1,603,000. The average recorded investment in impaired loans and leases during 2014 was approximately $24,127,000. As of December 31, 2013, the recorded investment in loans and leases that were considered to be impaired totaled $27,034,000 and had a related valuation allowance of $1,598,000. The average recorded investment in impaired loans and leases during 2013 was approximately $27,975,000.

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

The ALLL totaled $4,975,000 or 1.69% of total loans and leases at December 31, 2015, $5,301,000 or 2.01% of total loans and leases at December 31, 2014, and $5,346,000 or 2.08% at December 31, 2013. The decrease in the allowance for loan and lease losses from $5,346,000 at December 31, 2013 to $4,975,000 at December 31, 2015, was mainly due to a decrease in historical losses impacting the loss factor used in calculating the reserve on loans collectively valued for impairment. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of non-performing loans and leases was 302.8% at December 31, 2015 and 320.7% at December 31, 2014. The allowance for loans and leases as a percentage of impaired loans and leases was 23.3% at December 31, 2015 and 21.1% at December 31, 2014. Of the total non-performing and impaired loans and leases outstanding as of December 31, 2015, there were $4,757,000 in loans or leases that had been reduced by partial charge-offs of $816,000.

At December 31, 2015, there was $12,607,000 in impaired loans or leases that did not carry a specific reserve. Of this amount, $3,900,000 were loans or leases that had previous partial charge-offs and $8,707,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company continues to focus on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every twelve months, and are reviewed by a qualified credit officer.

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

It is the policy of management to maintain the allowance for loan and lease losses at a level believed to be adequate for known and inherent risks in the portfolio. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Formula allocations are calculated by applying historical loss factors to outstanding loans with similar characteristics.  Historical loss factors are based upon the Company’s loss experience. These historical loss factors are adjusted for changes in the business cycle and for significant factors that, in management’s judgment, affect the collectability of the loan portfolio as of the evaluation date.  The discretionary allocation is based upon management’s evaluation of various loan segment conditions that are not directly measured in the determination of the formula and specific allowances.  The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions. Based on information currently available, management believes that the allowance for loan and lease losses is prudent and adequate. However, no prediction of the ultimate level of loans and leases charged off in future periods can be made with any certainty. During the fourth quarter of 2015, the Company made a specific enhancement to its methodology for determining the general reserve component of the ALLL.  The enhancement related specifically to the methodology used to calculate the qualitative factors with respect to non-impaired loans graded watch, special mention and substandard by eliminating the use of multipliers.  The ALLL methodology was also revised to add an additional qualitative factor, by loan grade, in calculating the general reserve component of the ALLL.  Management believes that the allocation of the ALLL to each loan risk grade, within each loan type has become more precise under the methodology enhancement.  The implementation of the ALLL model revision did not have a material impact on the calculation of the required allowance for loan losses as of December 31, 2015.

Table Nine below summarizes, for the periods indicated, the activity in the ALLL.

Table Nine: Allowance for Loan and Lease Losses

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011

Average loans and leases outstanding	$279,728	$253,898	$252,807	$282,136	$323,310

Allowance for loan & lease losses at beginning of period	$5,301	$5,346	$5,781	$7,041	$7,585
Loans and leases charged off:
Commercial	609	—	377	302	713
Real estate	—	—	534	2,038	3,765
Consumer	6	76	1	505	—
Lease financing receivable	1	—	26	9	220
Total	616	76	938	2,854	4,698
Recoveries of loans and leases previously charged off:
Commercial	123	256	215	21	163
Real estate	165	163	88	172	346
Consumer	2	150	—	30	—
Lease financing receivable	—	3	—	6	20
Total	290	572	303	229	529
Net loans and leases (recovered) charged off	326	(496)	635	2,625	4,169
(Reductions) additions to allowance (credited) charged to operating expenses	—	(541)	200	1,365	3,625
Allowance for loan and lease losses at end of period	$4,975	$5,301	$5,346	$5,781	$7,041

Ratio of net charge-offs to average loans and leases outstanding	0.12%	(0.20%)	0.25%	0.93%	1.29%

Provision for loan and lease losses to average loans and leases outstanding	—	(0.21%)	0.08%	0.48%	1.12%

Allowance for loan and lease losses to total loans and leases, at end of period	1.69%	2.01%	2.08%	2.24%	2.34%

Allowance for loan and lease losses to non-performing loans and leases, at end of period	302.80%	320.69%	270.14%	105.61%	52.45%

 As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2015.

Table Ten:  Allowance for Loan and Lease Losses by Loan Category

(dollars in thousands)
	December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$860	12%	$1,430	10%	$885	10%
Real estate	3,729	86%	3,429	86%	4,010	86%
Agriculture	77	1%	62	1%	80	1%
Consumer	78	1%	124	2%	161	2%
Lease financing receivable	1	—	2	1%	4	1%
Unallocated	230	—	254	—	206	—
Total	$4,975	100%	$5,301	100%	$5,346	100%

	December 31, 2012		December 31, 2011
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$1,351	12%	$1,536	14%
Real estate	3,835	83%	4,545	80%
Agriculture	87	1%	167	1%
Consumer	262	3%	348	4%
Lease financing receivable	3	1%	79	1%
Unallocated	243	—	366	—
Total	$5,781	100%	$7,041	100%

The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate Owned

The balance in OREO at December 31, 2015 consisted of three properties acquired through foreclosure. The balance in OREO at December 31, 2014 consisted of seven properties. During 2015, the Company received $1,153,000 from the net proceeds of the sale of four OREO properties with net losses of $1,000 in the aggregate recognized on these sales and, prior to sale, there was a write-down of $156,000 to the OREO allowance and $76,000 to expense on two of the four properties. Furthermore, there were capitalized costs of $126,000 on a single existing property. There was $3,551,000 in other real estate owned at December 31, 2015 with no valuation allowance and $4,803,000 in other real estate owned at December 31, 2014 with a valuation allowance of $156,000.

Deposits

At December 31, 2015, total deposits were $530,690,000 representing an increase of $19,997,000 (3.9%) from the December 31, 2014 balance of $510,693,000. The Company’s deposit growth plan for 2015 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and interest-bearing checking, and savings accounts, while continuing to focus on reducing overall interest expense. Due to these efforts, the Company experienced increases during 2015 in noninterest-bearing demand ($34,850,000 or 22.4%), interest-bearing checking ($462,000 or 0.8%), and savings ($241,000 or 0.4%) and decreases in money market ($12,439,000 or 8.4%) and time deposit ($3,117,000 or 3.6%) accounts. The decrease in money market accounts is related to the plan to reduce interest expense as the Company evaluated the rate structure on some of the higher cost money market accounts and reduced the interest rates on some relationships.

Other Borrowed Funds

Other borrowings outstanding as of December 31, 2015 consist of advances from the Federal Home Loan Bank (the “FHLB”). The following table summarizes these borrowings (dollars in thousands):

	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$3,500	1.28%	$3,500	0.92%	$8,000	2.15%

Long-term borrowings:
FHLB advances	$7,500	1.24%	$7,500	1.39%	$8,000	1.47%

The maximum amount of short-term borrowings at any month-end during 2015, 2014 and 2013, was $11,500,000, $3.500,000, and $8,000,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$3,500	$7,500
Maturity	2016	2017 to 2019
Average rates	1.28%	1.24%

 The Company has the ability to enter into letters of credit with the FHLB. There were no letters of credit outstanding as of December 31, 2015 or 2014. There were no draws upon any letter of credit in 2015 or 2014 and management does not expect to draw upon these sources of liquidity in the foreseeable future.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

On January 17, 2014, the Company approved and authorized a stock repurchase program for 2014 (the “2014 Program”). The 2014 Program authorized the repurchase during 2014 of up to 5% of the outstanding shares of the Company’s common stock. During 2014, the Company repurchased 424,462 shares of its common stock at an average price of $9.77 per share. On January 21, 2015, the Company approved and authorized a stock repurchase program for 2015 (the “2015 Program”). The 2015 Program authorized the repurchase during 2015 of up to 5% of the outstanding shares of the Company’s common stock. In addition, on July 15, 2015, the Company approved and authorized an additional amount of 5% to be purchased under the 2015 Program. During 2015, the Company repurchased 790,989 shares of its common stock at an average price of $9.92 per share. On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”). The 2016 Program authorized the repurchase during 2016 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 367,182 shares based on the 7,343,649 shares outstanding as of December 31, 2015. Any repurchases under the 2016 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2016 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2016 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2016 Program at any time without notice.

The Company did not repurchase any shares in 2011 or 2010 and repurchased 575,389 shares in 2012 and 849,404 shares in 2013. Share amounts have been adjusted for stock dividends and/or splits. See Part II, Item 5, “Stock Repurchases” for more information regarding stock repurchases.

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2015 and 2014, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action plan. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

At December 31, 2015, shareholders’ equity was $86,075,000, representing a decrease of $3,572,000 (5.1%) from $89,647,000 at December 31, 2014. The decrease resulted from a decrease in other comprehensive income of $1,268,000 as a result of the decrease in the unrealized gain on securities due to an increase in interest rates, additions from net income of $5,269,000 for the period and the stock based compensation of $271,000, offset by repurchases of common stock of $7,843,000. In 2014, shareholders’ equity increased $2,627,000 (3.0%) from $87,020,000 at December 31, 2013. The increase resulted from the additions from net income for the period, an increase in other comprehensive income, and an increase in stock based compensation exceeding the repurchases of common stock.

Table Eleven below lists the Company’s actual capital ratios at December 31, 2015 and 2014, as well as the minimum capital ratios for capital adequacy.

Table Eleven: Capital Ratios

	At December 31,		Minimum Regulatory
Capital to Risk-Adjusted Assets	2015	2015	Capital Requirements
Leverage ratio	11.0%	11.6%	4.00%
Tier 1 Risk-Based Capital	19.3%	21.6%	6.00%
Total Risk-Based Capital	20.6%	22.9%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. At December 31, 2015, American River Bank’s ratios were in excess of the regulatory definition of “well capitalized.” Management believes that the Company’s capital is adequate to support current operations and anticipated growth and currently foreseeable future capital requirements of the Company and its subsidiaries.

In July 2013, the federal bank regulatory agencies issued interim final rules that revised and replaced the then current risk-based capital requirements in order to implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Basel III reforms reflected in the final rules included an increase in the risk-based capital requirements and certain changes to capital components and the calculation of risk-weighted assets.

Effective January 1, 2015, bank holding companies with consolidated assets of $1 Billion or more and banks like American River Bank were required to comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

After a review of the model results as of December 31, 2015, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2015, 2014 and 2013.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2015 were approximately $26,730,000 and $238,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2015, consolidated liquid assets totaled $229.7 million or 36.2% of total assets compared to $234.7 million or 38.0% of total assets on December 31, 2014. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with two of its correspondent banks. At December 31, 2015, the Company had $17,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At December 31, 2015, American River Bank could have arranged for up to $89,326,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2015, the Company had $78,326,000 available under these secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. Based on the amount of assets pledged at the Federal Reserve Bank at December 31, 2015, the Company’s borrowing capacity was $11,371,000.

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

Table Thirteen: Certificates of Deposit Maturities
December 31, 2015
(dollars in thousands)	Less than $250,000	Over $250,000
Three months or less	$8,971	$28,205
Over three months through six months	6,555	5,312
Over six months through twelve months	6,561	4,135
Over twelve months	15,657	9,175
Total	$37,744	$46,827

Loan and lease demand also affects the Company’s liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen: Loan and Lease Maturities (Gross Loans and Leases)
December 31, 2015
	One year	One year through	Over
(dollars in thousands)	or less	five years	five years	Total
Commercial	$4,197	$18,722	$13,276	$36,195
Real estate	23,277	62,065	166,476	251,818
Agriculture	103	2,328	—	2,431
Consumer	807	1,957	358	4,122
Leases	99	633	—	732
Total	$28,483	$85,705	$180,110	$294,298

Loans and leases shown above with maturities greater than one year include $169,728,000 of variable interest rate loans and $96,087,000 of fixed interest rate loans and leases.

 The carrying amount, maturity distribution and weighted average yield of the Company’s investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Yields may not represent actual future income to be recorded. Timing of principal prepayments on mortgage-backed securities may increase or decrease depending on market factors and the borrowers’ ability to make unscheduled principal payments. Fast prepayments on bonds that were purchased with a premium will result in a lower yield and slower prepayments on premium bonds will result in a higher yield, the opposite would be true for bonds purchased at a discount. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2015, 2014 and 2013 was $3,779,000, $3,686,000 and $3,248,000, respectively.

Table Fifteen: Securities Maturities and Weighted Average Yields

(Taxable Equivalent Basis)
December 31,	2015		2014		2013
(dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Available-for-sale securities:
State and political subdivisions
Maturing within 1 year	$494	2.40%	$176	7.14%	$346	7.54%
Maturing after 1 year but within 5 years	3,746	5.93%	2,401	5.10%	2,357	4.98%
Maturing after 5 years but within 10 years	15,543	4.29%	12,608	4.46%	12,067	4.72%
Maturing after 10 years	6,230	4.29%	11,104	4.04%	12,133	4.14%
U.S. Government Agencies and U.S.-Sponsored Agencies	246,185	2.11%	261,115	2.12%	244,160	2.09%
Other
Maturing after 1 year but within 5 years	1,551	4.88%	1,583	4.88%	1,609	4.88%
Non-maturing	70	0.00%	77	0.00%	119	0.00%
Total investment securities	$273,819	2.35%	$289,064	2.34%	$272,791	2.34%
Held-to-maturity securities:
U.S. Government Agencies and U.S.-Sponsored Agencies	$623	4.68%	$862	4.60%	$1,185	4.54%
Total investment securities	$623	4.68%	$862	4.60%	$1,185	4.57%

The carrying values of available-for-sale securities include net unrealized gains of $3,504,000, $5,618,000 and $1,872,000 at December 31, 2015, 2014 and 2013, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses; however, the net unrecognized gains at December 31, 2015, 2014 and 2013 were $46,000, $60,000 and $78,000, respectively.

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

As of December 31, 2015, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. At origination, real estate commitments are generally secured by property with a loan-to-value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates. The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2015	2014
Commitments to extend credit (dollars in thousands):
Revolving lines of credit secured by 1-4 family residences	$727	$1,447
Commercial real estate, construction and land development commitments secured by real estate	13,999	16,206
Other unused commitments, principally commercial loans	12,004	14,986
	$26,730	$32,639

Letters of credit	$238	$356

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

Contractual Obligations

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2015. Included in the table are amounts payable under the Company’s Deferred Compensation Plan, Deferred Fees Plan and salary continuation agreements listed in the “Other Long-Term Liabilities…” category. At December 31, 2015, these amounts represented $4,089,000 most of which is anticipated to be primarily payable at least five years in the future.

Table Sixteen: Contractual Obligations
(dollars in thousands)	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt	$11,000	$3,500	$5,500	$2,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	2,208	767	709	303	429
Purchase Obligations	—	—	—	—	—
Certificates of Deposit	84,571	59,739	17,579	7,239	14
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	4,089	173	192	91	3,633
Total	$101,868	$64,179	$23,980	$9,633	$4,076
55

Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Update (the “Update”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. Under this Update, FASB amended existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either:

(1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or

(2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

The amendments in this Update were effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. The effects of adopting this Update did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The amendments within this update are effective for the quarter ending March 31, 2018. The Company is currently in the process of evaluating the impact of the adoption of this update, but does not expect a material impact on its consolidated financial position, results of operations or cash flows.

In January 2016, the FASB issued Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Under this Update, FASB enhanced the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminated the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) require separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that this Update will have on its consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the “Market Risk Management” section of Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 52.

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

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

American River Bankshares

Rancho Cordova, California

We have audited the accompanying consolidated balance sheets of American River Bankshares and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American River Bankshares and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Sacramento, California

February 25, 2016

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(Dollars in thousands)

	2015	2014

ASSETS

Cash and due from banks	$23,727	$22,449
Interest-bearing deposits in banks	750	1,000
Investment securities (Note 5):
Available-for-sale, at fair value	273,819	289,064
Held-to-maturity, at amortized cost	623	862
Loans and leases, less allowance for loan and lease losses of $4,975 in 2015 and $5,301 in 2014 (Notes 6, 7, 12 and 17)	289,102	258,057
Premises and equipment, net (Note 8)	1,407	1,518
Federal Home Loan Bank of San Francisco stock	3,779	3,686
Other real estate owned, net	3,551	4,647
Goodwill (Note 4)	16,321	16,321
Bank-owned life insurance (Note 16)	14,483	14,167
Accrued interest receivable and other assets (Notes 11 and 16)	7,078	5,983

	$634,640	$617,754

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$190,548	$155,698
Interest-bearing (Note 9)	340,142	354,995

Total deposits	530,690	510,693

Short-term borrowings (Note 10)	3,500	3,500
Long-term borrowings (Note 10)	7,500	7,500
Accrued interest payable and other liabilities (Note 16)	6,875	6,414

Total liabilities	548,565	528,107

Commitments and contingencies (Note 12)

Shareholders’ equity (Notes 13 and 14):
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding – 7,343,649 shares in 2015 and 8,089,615 shares in 2014	49,554	57,126
Retained earnings	34,418	29,150
Accumulated other comprehensive income, net of taxes (Note 5)	2,103	3,371

Total shareholders’ equity	86,075	89,647

	$634,640	$617,754

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands, except per share data)

	2015	2014	2013

Interest income:
Interest and fees on loans and leases:
Taxable	$13,547	$13,609	$14,191
Exempt from Federal income taxes	364	22	—
Interest on deposits in banks	5	4	3
Interest and dividends on investment securities:
Taxable	6,292	5,528	3,822
Exempt from Federal income taxes	760	802	865

Total interest income	20,968	19,965	18,881

Interest expense:
Interest on deposits (Note 9)	817	1,021	1,197
Interest on borrowings	144	147	293

Total interest expense	961	1,168	1,490

Net interest income	20,007	18,797	17,391

Provision for loan and lease losses (Note 7)	—	(541)	200

Net interest income after provision for loan and lease losses	20,007	19,338	17,191

Noninterest income:
Service charges	498	562	590
Gain on sale and call of investment securities (Note 5)	251	208	36
Income from other real estate owned properties	335	365	316
Other income (Note 15)	931	1,042	1,073

Total noninterest income	2,015	2,177	2,015

Noninterest expense:
Salaries and employee benefits (Notes 6 and 16)	8,528	8,776	8,516
Other real estate expense	322	364	936
Occupancy (Notes 8, 12 and 17)	1,183	1,188	1,212
Furniture and equipment (Notes 8 and 12)	690	724	758
Regulatory assessments	395	433	382
Other expense (Notes 4 and 15)	2,962	3,377	3,087

Total noninterest expense	14,080	14,862	14,891

Income before provision for income taxes	7,942	6,653	4,315

Provision for income taxes (Note 11)	2,674	2,292	1,258

Net income	$5,268	$4,361	$3,057

Basic earnings per share (Note 13)	$0.70	$0.54	$0.34

Diluted earnings per share (Note 13)	$0.70	$0.54	$0.34

Cash dividends per share of issued and outstanding common stock	$—	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013

Net income	$5,268	$4,361	$3,057
Other comprehensive income (loss):
(Decrease) increase in net unrealized gains on investment securities	(1,863)	3,954	(5,234)
Deferred tax benefit (expense)	745	(1,581)	2,094
(Decrease) increase in net unrealized gains on investment securities, net of tax	(1,118)	2,373	(3,140)

Reclassification adjustment for realized gains included in net income	(251)	(208)	(36)
Tax effect	101	83	14
Realized gains, net of tax	(150)	(125)	(22)

Total other comprehensive (loss) income	(1,268)	2,248	(3,162)

Comprehensive income (loss)	$4,000	$6,609	$(105)

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Share holders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2013	9,327,203	$67,977	$21,732	$4,285	$93,994

Net income	—	—	3,057	—	3,057
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)	—	—	—	(3,162)	(3,162)

Retirement of common stock (Note 13)	(849,404)	(7,000)	—	—	(7,000)
Net restricted stock award activity and related compensation expense	11,448	111			111
Stock option compensation expense	—	20	—	—	20

Balance, December 31, 2013	8,489,247	61,108	24,789	1,123	87,020

Net income	—	—	4,361	—	4,361
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)	—	—	—	2,248	2,248

Retirement of common stock (Note 13)	(424,462)	(4,148)	—	—	(4,148)
Net restricted stock award activity and related compensation expense	24,830	147	—	—	147
Stock option compensation expense	—	19	—	—	19

Balance, December 31, 2014	8,089,615	57,126	29,150	3,371	89,647

Net income	—	—	5,268	—	5,268
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)	—	—	—	(1,268)	(1,268)

Retirement of common stock (Note 13)	(790,989)	(7,843)	—	—	(7,843)
Net restricted stock award activity and related compensation expense	45,023	236	—	—	236
Stock option compensation expense	—	35	—	—	35

Balance, December 31, 2015	7,343,649	$49,554	$34,418	$2,103	$86,075

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013

Cash flows from operating activities:
Net income	$5,268	$4,361	$3,057
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	(541)	200
(Decrease) increase in deferred loan and lease origination fees, net	(66)	(26)	83
Depreciation and amortization	430	438	518
Amortization of investment security premiums and discounts, net	3,160	4,647	5,774
Gain on sale and call of investment securities	(251)	(208)	(36)
Increase in cash surrender value of life insurance policies	(316)	(284)	(247)
Gain on life insurance death benefit	—	(99)	(118)
Deferred income tax expense (benefit)	473	(74)	244
Stock-based compensation expense	271	166	131
Loss (gain) on sale or write-down of other real estate owned	70	(66)	116
(Increase) decrease in accrued interest receivable and other assets	(723)	298	1,821
Increase (decrease) in accrued interest payable and other liabilities	461	371	(96)

Net cash provided by operating activities	8,777	8,983	11,447

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	23,764	23,804	8,851
Proceeds from called available-for-sale investment securities	—	1,160	590
Proceeds from matured available-for-sale investment securities	175	105	905
Purchases of available-for-sale investment securities	(62,958)	(83,049)	(119,972)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	49,242	41,014	57,664
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	239	324	934
Purchases of bank owned life insurance	—	(1,350)	—
Net decrease (increase) in interest-bearing deposits in banks	250	—	(250)
Net increase in loans and leases	(30,979)	(5,932)	(1,741)
Net proceeds from sale of other real estate owned	1,153	2,283	7,516
Death benefit from life insurance policy	—	252	419
Capitalized additions to other real estate	(127)	(54)	(186)
Purchases of equipment	(319)	(456)	(130)
Net (increase) decrease in FHLB stock	(93)	(438)	6

Net cash used in investing activities	(19,653)	(22,337)	(45,394)

(Continued)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$23,114	$31,545	$10,185
Net decrease in time deposits	(3,117)	(4,542)	(4,751)
Cash paid to repurchase common stock	(7,843)	(4,148)	(7,000)
Decrease in long-term borrowings	—	(500)	(8,000)
(Decrease) increase in short-term borrowings	—	(4,500)	6,000

Net cash provided by (used in) financing activities	12,154	17,855	(3,566)

Increase (decrease) in cash and cash equivalents	1,278	4,501	(37,513)

Cash and cash equivalents at beginning of year	22,449	17,948	55,461

Cash and cash equivalents at end of year	$23,727	$22,449	$17,948

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$961	$1,234	$1,527
Income taxes	$2,495	$2,415	$1,575

Non-cash investing activities:
Real estate acquired through foreclosure	$—	$189	$1,829

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

American River Bankshares (the “Company”) was incorporated under the laws of the State of California in 1995 under the name of American River Holdings and changed its name in 2004 to American River Bankshares. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. As a community oriented regional bank holding company, the principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Amador, and Sonoma counties. In addition, the Company has loan production offices in San Jose and San Ramon, which serve Santa Clara, Alameda and Contra Costa counties.

The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (“ARB” or the “Bank”). ARB was incorporated in 1983. ARB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. ARB operates four full-service banking offices in Sacramento County, one full-service banking office in Placer County, two full-service banking offices in Sonoma County, and three full-service banking offices in Amador County. The Company also owns one inactive subsidiary, American River Financial.

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2015. Reclassifications had no affect on prior year net income or shareholders’ equity.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers during the years ended December 31, 2015 and 2014.

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

Loan Sales and Servicing

Included in the loan and lease portfolio are Small Business Administration (“SBA”) loans and Farm Service Agency guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or fair value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2015 and 2014.

SBA and Farm Service Agency loans with unpaid balances of $202,000 and $233,000 were being serviced for others as of December 31, 2015 and 2014, respectively. The Company also serviced loans that are participated with other financial institutions totaling $7,942,000 and $8,136,000 as of December 31, 2015 and 2014, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2015 and 2014.

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

Allowance for Loan and Lease Losses (Continued)

For all classes of the portfolio, a loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principle and interest payments when due. Impaired loans are individually evaluated to determine the extent of impairment, if any, except for smaller-balance loans that are collectively evaluated for credit risk. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the credit’s original interest rate, except that as a practical expedient, it may measure impairment based on a credit’s observable market price, or the fair value of the collateral if the credit is collateral dependent. A loan or lease is collateral dependent if the repayment of the credit is expected to be provided solely by the sale or operation of the underlying collateral.

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

During the fourth quarter of 2015, the Company made a specific enhancement to its methodology for determining the general reserve component of the ALLL.  The enhancement related specifically to the methodology used to calculate the qualitative factors with respect to non-impaired loans graded watch, special mention and substandard by eliminating the use of multipliers.  The ALLL methodology was also revised to add an additional qualitative factor, by loan grade, in calculating the general reserve component of the ALLL.  Management believes that the allocation of the ALLL to each loan risk grade, within each loan type has become more precise under the methodology enhancement.  The implementation of the ALLL model revision did not have a material impact on the calculation of the required allowance for loan losses as of December 31, 2015.

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

Other Real Estate Owned (OREO)

Other real estate owned includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate may be maintained to provide for temporary declines in value. The valuation allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. During 2015, the Company received $1,153,000 in net proceeds from the sale of other real estate owned with net losses of $1,000 recognized on the sale. During 2014, the Company received $2,283,000 in net proceeds from the sale of other real estate owned with net gains of $231,000 recognized on the sale. The recorded investment in other real estate owned totaled $3,551,000 and $4,647,000 at December 31, 2015 and 2014, respectively, and had related valuation allowances of zero and $156,000, respectively.

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

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2015, the Company had one reporting unit and that reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company’s analysis of available evidence, the Company determined that it is “more likely than not” that all of the deferred income tax assets as of December 31, 2015 and 2014 will be fully realized and therefore no valuation allowance was recorded.

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

Comprehensive Income

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income consists of net income and other comprehensive income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss), adjusted for realized gains or losses included in net income. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statements of comprehensive income.

Earnings Per Share

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock that share in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options and restricted stock in computing diluted EPS. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the consolidated financial statements. There were no stock splits or stock dividends in 2015, 2014 or 2013.

Stock-Based Compensation

At December 31, 2015, the Company had two stock-based compensation plans, which are described more fully in Note 13. Compensation expense, net of related tax benefits, recorded in 2015, 2014 and 2013 totaled

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

$176,000, $107,000 and $84,000, or $0.02, $0.01 and $0.01 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

	2015	2014
Dividend yield	0.0%	0.0%
Expected volatility	28.1%	20.7%
Risk-free interest rate	1.92%	2.10%
Expected option life in years	7	7
Weighted average fair value of options granted during the year	$3.24	$2.44

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

The following is a summary of stock-based compensation information as of or for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(Dollars in thousands)
Total intrinsic value of options exercised	$—	$—	$—

Aggregate cash received for option exercises	$—	$—	$—
Total fair value of options vested	$24	$14	$40
Total compensation cost, options and restricted stock	$271	$166	$131
Tax benefit recognized	$94	$59	$47
Net compensation cost, options and restricted stock	$176	$107	$84
Total compensation cost for nonvested option awards not yet recognized	$165	$104	$38
Weighted average years for compensation cost for nonvested options to be recognized	2.0	2.1	1.1
Total compensation cost for restricted stock not yet recognized	$530	$273	$173
Weighted average years for compensation cost for restricted stock to be recognized	1.6	1.2	1.0
73

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

Recently Issued Financial Accounting Pronouncements

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure--In January 2014, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (the “Update”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. Under this Update, FASB amended existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either:

(1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or

(2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

The amendments in this Update were effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. The effects of adopting this Update did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The amendments within this update are effective for the quarter ending March 31, 2018. The Company is currently in the process of evaluating the impact of the adoption of this update, but does not expect a material impact on its consolidated financial position, results of operations or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)--In January 2016, the FASB issued Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Under this Update, FASB enhanced the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminated the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) require separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that this Update will have on its consolidated financial position, results of operations or cash flows.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2015 and December 31, 2014. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
December 31, 2015	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$23,727	$23,727	$—	$—	$23,727
Interest-bearing deposits in banks	750	—	752	—	752
Available-for-sale securities	273,819	24	273,795	—	273,819
Held-to-maturity securities	623	—	669	—	689
FHLB stock	3,779	N/A	N/A	N/A	N/A
Loans and leases, net	289,102	—	—	292,444	292,444
Accrued interest receivable	1,885	—	1,077	808	1,885

Financial liabilities:
Deposits:
Noninterest-bearing	$190,548	$190,548	$—	$—	$190,548
Savings	59,061	59,061	—	—	59,061
Money market	135,186	135,186	—	—	135,186
NOW accounts	61,324	61,324	—	—	61,324
Time Deposits	84,571	—	85,165	—	85,165
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	7,500	—	7,502	—	7,502
Accrued interest payable	60	—	60	—	60

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

	Carrying	Fair Value Measurements Using:
December 31, 2014	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$22,449	$22,449	$—	$—	$22,449
Interest-bearing deposits in banks	1,000	—	1,002	—	1,002
Available-for-sale securities	289,064	28	289,036	—	289,064
Held-to-maturity securities	862	—	922	—	922
FHLB stock	3,686	N/A	N/A	N/A	N/A
Loans and leases, net	258,057	—	—	261,421	261,421
Accrued interest receivable	1,858	—	1,150	708	1,858

Financial liabilities:
Deposits:
Noninterest-bearing	$155,698	$155,698	$—	$—	$155,698
Savings	58,820	58,820	—	—	58,820
Money market	147,625	147,625	—	—	147,625
NOW accounts	60,862	60,862	—	—	60,862
Time, $100,000 or more	87,688	—	88,485	—	88,485
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	7,500	—	7,567	—	7,567
Accrued interest payable	59	—	59	—	59

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at December 31, 2015 and December 31, 2014:

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

Deposits: The fair values disclosed for demand deposits (e.g. interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount) resulting in a Level 1 classification. For time deposits, the fair values for fixed rate certificates of deposit are estimated using a discounted cash flow methodology that applies market interest rates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at December 31, 2015 and December 31, 2014. They are excluded from the following tables.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

(Dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$246,185	$—	$246,185	$—	$—
Corporate Debt Securities	1,551	—	1,551	—	—
Obligations of states and political subdivisions	26,013	—	26,013	—	—
Corporate stock	70	24	46	—	—

Total recurring	$273,819	$24	$273,795	$—	$—
77

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

(Dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets and liabilities measured on a nonrecurring basis:
Impaired loans:

Real estate:
Commercial	3,900	—	—	3,900	(334)

Other real estate owned:

Commercial	2,522	—	—	2,522	—
Land	1,029	—	—	1,029	—

Total nonrecurring	$7,451	$—	$—	$7,451	$(334)

(Dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$261,115	$—	$261,115	$—	$—
Corporate Debt Securities	1,583	—	1,583	—	—
Obligations of states and political subdivisions	26,289	—	26,289	—	—
Corporate stock	77	28	49	—	—

Total recurring	$289,064	$28	$289,036	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:

Commercial	$666	$—	$—	$666	$14
Real estate:
Commercial	286	—	—	286	—

Other real estate owned:

Commercial	243	—	—	243	—
Land	2,252	—	—	2,252	(60)

Total nonrecurring	$3,447	$—	$—	$3,447	$(46)
78

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

U.S. Government Agencies and Sponsored Agencies consist predominately of residential mortgage-backed securities. There were no transfers between Levels 1 and 2 during the years ended December 31, 2015 or December 31, 2014.

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

At December 31, 2015 and 2014, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment and was most recently evaluated in December 2011 under the provisions of the codification Topic 350, Goodwill and Other Intangibles. Management determined that no impairment recognition was required for the years ended December 31, 2015, 2014 and 2013.

At December 31, 2015 and 2014, the Company did not have other intangible assets.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2015 and 2014 consisted of the following (dollars in thousands):

Available-for-Sale

	2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$244,056	$3,059	$(930)	$246,185
Obligations of states and political subdivisions	24,706	1,307	—	26,013
Corporate Debt Securities	1,502	49	—	1,551
Equity securities:
Corporate stock	51	19	—	70

	$270,315	$4,434	$(930)	$273,819

	2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$257,002	$4,715	$(602)	$261,115
Obligations of states and political subdivisions	24,886	1,423	(20)	26,289
Corporate Debt Securities	1,504	79	—	1,583
Equity securities:
Corporate stock	54	23	—	77

	$283,446	$6,240	$(622)	$289,064

U.S. Government Agencies and U.S. Government-sponsored Agencies consist predominately of residential mortgage-backed securities. Net unrealized gains on available-for-sale investment securities totaling $3,504,000 were recorded, net of $1,401,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2015. Proceeds and gross realized gains from the sale, impairment and call of available-for-sale investment securities for the year ended December 31, 2015 totaled $23,764,000 and $251,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2015.

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

Held-to-Maturity

2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$623	$46	$—	$669

2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$862	$60	$—	$922

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2015, 2014 and 2013.

The amortized cost and estimated fair value of investment securities at December 31, 2015 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$490	$494
After one year through five years	5,140	5,298
After five years through ten years	14,621	15,542
After ten years	5,957	6,230

Investment securities not due at a single maturity date:
U.S. Government Agencies and Sponsored Agencies	244,056	246,185	$623	$669
Corporate stock	51	70	—	—

	$270,315	$273,819	$623	$669

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Investment securities with amortized costs totaling $56,836,000 and $65,732,000 and estimated fair values totaling $57,665,000 and $67,039,000 were pledged to secure State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2015 and 2014, respectively.

Investment securities with unrealized losses at December 31, 2015 and 2014 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2015

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$93,265	$(813)	$5,251	$(117)	$98,516	$(930)
Obligations of states and political subdivisions	—	—	—	—	—	—

	$93,265	$(813)	$5,251	$(117)	$98,516	$(930)

	2014

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$57,145	$(503)	$10,006	$(99)	$67,151	$(602)
Obligations of states and political subdivisions	—	—	649	(20)	649	(20)

	$57,145	$(503)	$10,655	$(119)	$67,800	$(622)

At December 31, 2015, the Company held 223 securities of which 45 were in a loss position for less than twelve months and three were in a loss position for twelve months or more. Of these securities, all are mortgage-backed securities.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,

	2015	2014

Real estate – commercial	$199,591	$193,871
Real estate – construction	14,533	8,028
Real estate – multi-family	23,494	14,167
Real estate – residential	14,200	13,309
Commercial	36,195	25,186
Lease financing receivable	732	1,286
Agriculture	2,431	2,882
Consumer	3,122	4,916

	294,298	263,645

Deferred loan and lease origination fees, net	(221)	(287)
Allowance for loan and lease losses	(4,975)	(5,301)

	$289,102	$258,057

Certain loans are pledged as collateral for available borrowings with the FHLB and the Federal Reserve Bank of San Francisco (the “FRB”). Pledged loans totaled $160,626,000 and $147,254,000 at December 31, 2015 and 2014, respectively (see Note 10).

The components of the Company’s lease financing receivable are summarized as follows (dollars in thousands):

	December 31,

	2015	2014
Future lease payments receivable	$774	$1,358
Residual interests	—	13
Unearned income	(42)	(85)

Net lease financing receivable	$732	$1,286

Future lease payments receivable are as follows (dollars in thousands):

Year Ending
December 31,
2016	$352
2017	211
2018	178
2019	33
2020	—

Total lease payments receivable	$774

Salaries and employee benefits totaling $257,000, $244,000 and $315,000 have been deferred as loan and lease origination costs for the years ended December 31, 2015, 2014 and 2013, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables show the activity in the allowance for loan and lease losses for the years ended December 31, 2015, 2014 and 2013 and the allocation of the allowance for loan and lease losses as of December 31, 2015, 2014 and 2013 by portfolio segment and by impairment methodology (dollars in thousands):

	December 31, 2015

		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance	$1,430	$2,317	$130	$583	$399	$2	$62	$124	$254	$5,301
Provision for loan losses	(84)	—	98	230	(193)	—	15	(42)	(24)	—
Loans charged-off	(609)	—	—	—	—	(1)	—	(6)	—	(616)
Recoveries	123	52	—	—	113	—	—	2	—	290

Ending balance allocated to portfolio segments	$860	$2,369	$228	$813	$319	$1	$77	$78	$230	$4,975

Ending balance:
Individually evaluated for impairment	$25	$598	$5	$—	$204	$—	$38	$29	$—	$899

Ending balance:
Collectively evaluated for impairment	$835	$1,771	$223	$813	$115	$1	$39	$49	$230	$4,076

Loans

Ending balance	$36,195	$199,591	$23,494	$14,533	$14,200	$732	$2,431	$3,122	$—	$294,298

Ending balance:
Individually evaluated for impairment	$121	$17,866	$488	$—	$2,452	$—	$370	$68	$—	$21,365

Ending balance:
Collectively evaluated for impairment	$36,074	$181,725	$23,006	$14,533	$11,748	$732	$2,061	$3,054	$—	$272,933
84

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2014

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

86

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show the loan portfolio allocated by management’s internal risk ratings as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015

	Credit Risk Profile by Internally Assigned Grade

		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total
Grade:
Pass	$32,216	$172,755	$23,001	$6,371	$10,593	$732	$2,061	$2,136	$249,865
Watch	1,073	17,318	493	8,162	2,099	—	370	378	29,893
Special mention	—	8,363	—	—	697	—	—	433	9,493
Substandard	2,906	1,155	—	—	811	—	—	175	5,047
Doubtful	—	—	—	—	—	—	—	—	—

Total	$36,195	$199,591	$23,494	$14,533	$14,200	$732	$2,431	$3,122	$294,298

	December 31, 2014

	Credit Risk Profile by Internally Assigned Grade

		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total
Grade:
Pass	$20,179	$163,091	$13,663	$3,327	$9,364	$1,286	$2,501	$3,424	$216,835
Watch	1,280	13,724	504	4,372	2,504	—	—	1,041	23,425
Special mention	101	13,583	—	329	603	—	381	268	15,265
Substandard	3,626	3,473	—	—	838	—	—	183	8,120
Doubtful	—	—	—	—	—	—	—	—	—

Total	$25,186	$193,871	$14,167	$8,028	$13,309	$1,286	$2,882	$4,916	$263,645
87

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
			Past Due				Past Due
			Greater				Greater Than
	30-59 Days	60-89 Days	Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual

Commercial:
Commercial	$—	$—	$30	$30	$36,165	$36,195	$—	$30

Real estate:
Commercial	—	359	499	858	198,733	199,591	—	1,155
Multi-family	—	—	—	—	23,494	23,494	—	—
Construction	—	—	—	—	14,533	14,533	—	—
Residential	—	—	338	338	13,862	14,200	—	338

Other:
Leases	—	—	—	—	732	732	—	—
Agriculture	—	—	—	—	2,431	2,431	—	—
Consumer	367	—	—	367	2,755	3,122	—	120

Total	$367	$359	$867	$1,593	$292,705	$294,298	$—	$1,643
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
89

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show information related to impaired loans as of and for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Commercial	12,269	12,902	—	12,345	595
Residential	338	338	—	338	—
Other:
Consumer	—	—	—	—	—

	$12,607	$13,240	$—	$12,683	$595

With an allowance recorded:
Commercial	$121	$121	$25	$99	$9
Real estate:
Commercial	5,597	5,693	598	4,953	320
Multi-family	488	488	5	492	29
Residential	2,114	2,201	204	2,140	91
Other:
Agriculture	370	370	38	375	18
Consumer	68	68	29	76	—

	$8,758	$8,941	$899	$8,135	$467

Total:
Commercial	$121	$121	$25	$99	$9
Real estate:
Commercial	17,866	18,595	598	17,298	915
Multi-family	488	488	5	492	29
Residential	2,452	2,539	204	2,478	91
Other:
Agriculture	370	370	38	375	18
Consumer	68	68	29	76	—

	$21,365	$22,181	$899	$20,818	$1,062
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

The recorded investment in loans and leases that were considered to be impaired totaled $21,365,000 at December 31, 2015 and had a related valuation allowance of $899,000. The average recorded investment in impaired loans and leases during 2015 was approximately $20,818,000.

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

Non-accrual loans and leases totaled approximately $1,643,000 and $1,653,000 at December 31, 2015 and 2014, respectively. There were no loans and leases past due 90 days or more and still accruing interest at December 31, 2015 and December 31, 2014. Interest income on non-accrual loans is generally recognized on a cash basis and was approximately $59,000, $84,000 and $161,000 for the years ended December 31, 2015, 2014 and 2013. Interest foregone on non-accrual loans was approximately $145,000, $116,000 and $324,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Troubled Debt Restructurings

During the period ended December 31, 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate or an extension of the maturity date.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from three years to nine years. Modifications involving an extension of the maturity date were for periods ranging from six months to nine years.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2015 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Loans	Investment	Investment

Troubled debt restructurings:
Commercial	1	$26	$26
Consumer	1	23	23
Real estate – residential	2	407	407
Real estate – commercial	1	644	644

Total	5	$1,100	$1,100

The troubled debt restructurings described above increased the allowance for loan and lease losses by $59,000 and resulted in no charge-offs of during the year ended December 31, 2015.

The Company has not committed to lend additional amounts as of December 31, 2015 to borrowers with outstanding loans that are classified as troubled debt restructurings.

There were no payment defaults on troubled debt restructurings within 12 months following the modification during the year ended December 31, 2015.

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

The Company has not committed to lend additional amounts as of December 31, 2014 to borrowers with outstanding loans that are classified as troubled debt restructurings.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,

	2015	2014

Land	$206	$206
Building and improvements	845	855
Furniture, fixtures and equipment	5,831	5,577
Leasehold improvements	1,565	1,533

	8,447	8,171
Less accumulated depreciation and amortization	(7,040)	(6,653)

	$1,407	$1,518

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $430,000, $438,000 and $518,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

9.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,

	2015	2014

Savings	$59,061	$58,820
Money market	135,186	147,625
NOW accounts	61,324	60,862
Time, $250,000 or more	46,827	48,287
Other time	37,744	39,401

	$340,142	$354,995

The Company held $29,000,000 in certificates of deposit for the State of California as of December 31, 2015 and 2014. This amount represents 5.5% of total deposit balances at December 31, 2015 and 5.7% at December 31, 2014.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INTEREST-BEARING DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending
December 31,

2016	$59,739
2017	10,908
2018	6,671
2019	4,314
2020	2,925
Thereafter	14

$84,571

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,

	2015	2014	2013

Savings	$29	$40	$68
Money market	218	383	435
NOW accounts	26	36	40
Time Deposits	544	562	654

	$817	$1,021	$1,197

10.	BORROWING ARRANGEMENTS

The Company has $17,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with two of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2015 and 2014.

In addition, the Company has a line of credit available with the FHLB which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $11,000,000 were outstanding from the FHLB at December 31, 2015, bearing fixed interest rates ranging from 0.45% to 1.91% and maturing between January 19, 2016 and July 12, 2019. Advances totaling $11,000,000 were outstanding from the FHLB at December 31, 2014, bearing fixed interest rates ranging from 0.24% to 1.91% and maturing between March 16, 2015 and July 12, 2019. Amounts available under the borrowing arrangement with the FHLB at December 31, 2015 and 2014 totaled $78,326,000 and $67,228,000, respectively.

In addition, the Company entered into a secured borrowing agreement with the FRB in 2008. The borrowing arrangement is secured by pledging selected loans (see Note 6) and investment securities (see Note 5). There were no advances outstanding as of December 31, 2015 and 2014. Amounts available under the borrowing arrangement with the FRB at December 31, 2015 and 2014 totaled $11,371,000 and $17,335,000, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	BORROWING ARRANGEMENTS (Continued)

The following table summarizes these borrowings (dollars in thousands):

	December 31,

	2015		2014
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Short-term portion of borrowings	$3,500	1.28%	$3,500	0.92%
Long-term borrowings	7,500	1.24%	7,500	1.39%

	$11,000	1.26%	$11,000	1.24%

Maturities on these borrowings are as follows (dollars in thousands):

Year Ending
December 31,

2016	$3,500
2017	3,500
2018	2,000
2019	2,000
2020	—
Thereafter	—

$11,000

11.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2015, 2014, and 2013 consisted of the following (dollars in thousands):

	Federal	State	Total

2015

Current	$1,482	$719	$2,201
Deferred	409	64	473

Provision for income taxes	$1,891	$783	$2,674

2014

Current	$1,754	$612	$2,366
Deferred	(99)	25	(74)

Provision for income taxes	$1,655	$637	$2,292
97

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

	Federal	State	Total

2013

Current	$797	$217	$1,014
Deferred	162	82	244

Provision for income taxes	$959	$299	$1,258

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,

	2015	2014

Deferred tax assets:
Allowance for loan and lease losses	$2,275	$2,422
Other real estate owned	30	287
Deferred compensation	2,519	2,502
Other	252	165

Total deferred tax assets	5,076	5,376

Deferred tax liabilities:
Unrealized gains on available-for-sale investment securities	(1,401)	(2,247)
Future liability of state deferred tax assets	(160)	(215)
Deferred loan costs	(223)	(223)
Federal Home Loan Bank stock dividends	(211)	(211)
Premises and equipment	(273)	(45)

Total deferred tax liabilities	(2,268)	(2,941)

Net deferred tax assets	$2,808	$2,435

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax. Furthermore, with few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2012 and by state and local taxing authorities for years before December 31, 2011. The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2015 were not significant.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34% in 2015, 2014 and 2013 to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,

	2015	2014	2013

Federal income tax statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	6.5%	6.3%	4.6%
Tax benefit of interest on loans to/investments in states and political subdivisions	(4.5)%	(4.0)%	(6.5)%
Tax-exempt income from life insurance policies	(1.3)%	(1.9)%	(2.9)%
Equity compensation expense	0.1%	0.1%	0.1%
Other	(1.1)%	—	(0.1)%

Effective tax rate	33.7%	34.5%	29.2%

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2024. Certain of the leases have five year renewal options. One of the branch facilities is leased from a current member of the Company’s Board of Directors (see Note 17).

Future minimum lease payments are as follows (dollars in thousands):

Year Ending
December 31,

2016	$767
2017	451
2018	258
2019	155
2020	148
Thereafter	429

$2,208

Rental expense included in occupancy, furniture and equipment expense totaled $837,000, $872,000 and $865,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,

	2015	2014

Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$727	$1,447
Commercial real estate, construction and land development commitments secured by real estate	13,999	16,206
Other unused commitments, principally commercial loans	12,004	14,986

	$26,730	$32,639

Standby letters of credit	$238	$356

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

In management’s judgment, a concentration exists in real estate-related loans which represented approximately 86% and 87% of the Company’s loan portfolio at December 31, 2015 and 2014, respectively. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company had $4,126,000 in uninsured deposits at December 31, 2015. The Company had $4,082,000 in uninsured deposits at December 31, 2014.

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

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per-Share Amount

December 31, 2015

Basic earnings per share	$5,268	7,561	$0.70

Effect of dilutive stock-based compensation	—	18

Diluted earnings per share	$5,268	7,579	$0.70

December 31, 2014

Basic earnings per share	$4,361	8,130	$0.54

Effect of dilutive stock-based compensation	—	14

Diluted earnings per share	$4,361	8,144	$0.54

December 31, 2013

Basic earnings per share	$3,057	8,888	$0.34

Effect of dilutive stock-based compensation	—	6

Diluted earnings per share	$3,057	8,894	$0.34

Stock options for 188,735 shares, 211,024 shares and 277,923 shares of common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013, respectively, because they were antidilutive.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation

In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 171,950 options remain outstanding at December 31, 2015. On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. The total number of authorized shares that are available for issuance under the 2010 Plan is 1,395,985. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. The 2010 Plan and the 2000 Plan (collectively the “Plans”), under which equity incentives may be granted to employees and directors under incentive and nonstatutory agreements, require that the option price may not be less than the fair value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration; however, no new options will be awarded under the 2000 Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of an option.

A summary of the outstanding and nonvested stock option activity for the year ended December 31, 2015 is as follows:

	Outstanding		Nonvested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, January 1, 2015	271,700	$16.27	43,118	$2.41

Options granted	26,427	$9.56	26,427	$3.24
Options vested	(10,017)	$2.40
Options expired or canceled	(49,716)	$18.11

Balance, December 31, 2015	248,411	$15.19	59,528	$2.78

A summary of options as of December 31, 2015 is as follows:

Nonvested:
Weighted average exercise price of nonvested stock options	$8.96
Aggregate intrinsic value of nonvested stock options	$96,563

Weighted average remaining contractual term in years of nonvested stock options	8.60

Vested:
Number of vested stock options	188,883
Number of options expected to vest	56,216
Weighted average exercise price per share	$17.15
Aggregate intrinsic value	$135,879
Weighted average remaining contractual term in years	2.13

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation (Continued)

Range of Exercise Prices	Number of Options Outstanding December 31, 2015	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2015

$7.07- $11.66	118,808	6.45 years	59,280
$11.67- $18.10	42,669	2.15 years	42,669
$18.11 - $24.07	86,934	0.65 years	86,934

	248,411		188,883

Restricted Stock

There were 45,023 shares of restricted stock awarded during 2015. Of the 45,023 restricted common shares, 12,552 will vest one year from the date of the award and 11,939 will vest 20% per year from the date of the award. The remaining 20,532 are considered performance based awards. The awards can be earned based upon the stock performance of the Company’s common stock in relationship to the common stock of the Company’s peer group. The number of shares can be adjusted by up to 150% of the award if outstanding performance is reached or can be forfeited if minimum performance is not reached. The awards vest one year and a day after the two year performance period or January 1, 2018. The weighted average contractual term over which the restricted stock will vest is 1.64 years. There were 24,830 shares of restricted stock awarded during 2014. Of the 24,830 restricted common shares, 13,560 will vest one year from the date of the award and 11,270 will vest 20% per year from the date of the award. The weighted average contractual term over which the restricted stock will vest is 1.22 years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	32,838	$8.31

Awarded	45,023	$9.49
Vested	(20,344)	$8.36
Cancelled

Nonvested at December 31, 2015	57,517	$9.21

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

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. There were no cash dividends declared or paid in 2015, 2014 or 2013.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2015 and 2014, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action plan. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	REGULATORY MATTERS (Continued)

Regulatory Capital (Continued)

Effective January 1, 2015, bank holding companies with consolidated assets of $1 Billion or more and banks like American River Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

Regulatory Capital (Continued)

To be categorized as well capitalized, ARB must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

Management believes that the Company and ARB met all their capital adequacy requirements as of December 31, 2015 and 2014.

	December 31,

	2015		2014

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage Ratio

American River Bankshares and Subsidiaries	$67,651	11.0%	$69,955	11.6%
Minimum regulatory requirement	$24,673	4.0%	$24,112	4.0%

American River Bank	$68,079	11.0%	$70,216	11.7%
Minimum requirement for “Well-Capitalized” institution	$30,826	5.0%	$30,125	5.0%
Minimum regulatory requirement	$24,661	4.0%	$24,100	4.0%

Common Equity Tier 1 Risk-Based Capital Ratio

American River Bank	$68,079	19.1%		N/A
Minimum requirement for “Well-Capitalized” institution	$23,237	6.5%		N/A
Minimum regulatory requirement	$16,065	4.5%		N/A

Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$67,651	19.3%	$69,955	21.6%
Minimum regulatory requirement	$20,988	6.0%	$12,957	4.0%

American River Bank	$68,079	19.1%	$70,216	21.7%
Minimum requirement for “Well-Capitalized” institution	$28,559	8.0%	$19,419	6.0%
Minimum regulatory requirement	$21,420	6.0%	$12,946	4.0%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$72,031	20.6%	$74,020	22.9%
Minimum regulatory requirement	$27,984	8.0%	$26,014	8.0%

American River Bank	$72,548	20.3%	$74,277	22.9%
Minimum requirement for “Well-Capitalized” institution	$35,750	10.0%	$32,490	10.0%
Minimum regulatory requirement	$28,559	8.0%	$25,992	8.0%
106

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,

	2015	2014	2013

Merchant fee income	$378	$413	$443
Increase in cash surrender value of life insurance policies (Note 16)	316	284	247
Other	237	345	383

	$931	$1,042	$1,073

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,

	2015	2014	2013

Professional fees	$863	$1,182	$933
Outsourced item processing	360	355	357
Directors’ expense	402	394	348
Telephone and postage	368	357	329
Stationery and supplies	143	193	240
Advertising and promotion	164	160	284
Other operating expenses	662	736	596

	$2,962	$3,377	$3,087

16.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participant’s contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company’s contributions totaled $202,000, $178,000 and $181,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants’ deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 5.65% at December 31, 2015. Deferred compensation, including interest earned, totaled $2,837,000 and $2,690,000 at December 31, 2015 and 2014, respectively. The expense recognized under this plan totaled $156,000, $150,000 and $117,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. As of December 31, 2015 and 2014, the Company had accrued $1,252,000 and $1,179,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement and is included in accrued interest payable and other liabilities on the consolidated balance sheet. The expense recognized under this plan totaled $168,000, $142,000 and $170,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

In connection with these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $14,483,000 and $14,167,000 at December 31, 2015 and 2014, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Tax-exempt income on these policies, net of expense, totaled approximately $316,000, $383,000 and $365,000 for the years ended December 31, 2015, 2014 and 2013, respectively. In 2014 and 2013, $99,000 and $118,000, respectively, of this tax-exempt income was from the death benefit proceeds of life insurance policies on former employees or directors.

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. The following is a summary of the aggregate activity involving related party borrowers during 2015 (dollars in thousands):

Balance, January 1, 2015	$3,821

Disbursements	—
Amounts repaid	(789)

Balance, December 31, 2015	$3,032

There are no undisbursed commitments to related parties as of December 31, 2014.

The Company also leases one of its branch facilities from a current member of the Company’s Board of Directors. Rental payments to the Director totaled $108,000, $107,000 and $105,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2015 and 2014

(Dollars in thousands)

	2015	2014

ASSETS

Cash and due from banks	$191	$378
Investment in subsidiaries	86,503	89,908
Other assets	333	277

	$87,027	$90,563

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Other liabilities	$952	$916

Total liabilities	952	916

Shareholders’ equity:
Common stock	49,554	57,126
Retained earnings	34,418	29,150
Accumulated other comprehensive income, net of taxes	2,103	3,371

Total shareholders’ equity	86,075	89,647

	$87,027	$90,563
109

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013

Income:

Dividends declared by subsidiaries – eliminated in consolidation	$7,900	$4,250	$6,000
Management fee from subsidiaries – eliminated in consolidation	—	—	—
Other income	—	—	—

Total income	7,900	4,250	6,000

Expenses:
Professional fees	97	89	91
Directors’ expense	285	280	247
Other expenses	204	212	205

Total expenses	586	581	543

Income before equity in undistributed income of subsidiaries	7,314	3,669	5,457

Equity in (distributed) undistributed income of subsidiaries	(2,287)	453	(2,623)

Income before income taxes	5,027	4,122	2,834

Income tax benefit	241	239	223

Net income	$5,268	$4,361	$3,057
110

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013

Cash flows from operating activities:
Net income	$5,268	$4,361	$3,057

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributed (undistributed) earnings of subsidiaries	2,287	(453)	2,623
Equity-based compensation expense	271	166	131
(Increase) decrease in other assets	(206)	(44)	1,004
Increase (decrease) in other liabilities	36	80	(60)

Net cash provided by operating activities	7,656	4,110	6,755

Cash flows from investing activities:
Purchase of equipment	—	—	—
Sale of equipment	—	—	—

Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Cash paid to repurchase common stock	(7,843)	(4,148)	(7,000)

Net cash used in financing activities	(7,843)	(4,148)	(7,000)

Net decrease in cash and cash equivalents	(187)	(38)	(245)

Cash and cash equivalents at beginning of year	378	416	661

Cash and cash equivalents at end of year	$191	$378	$416

111

Selected Quarterly Information (Unaudited)

(In thousands, except per share and price range of common stock)

	March 31,	June 30,	September 30,	December 31,

2015

Interest income	$4,902	$5,283	$5,458	$5,325
Net interest income	4,654	5,039	5,218	5,096
Provision for loan and lease losses	—	—	—	—
Noninterest income	585	507	490	433
Noninterest expense	3,813	3,415	3,432	3,420
Income before taxes	1,426	2,131	2,276	2,109
Net income	956	1,386	1,469	1,457

Basic earnings per share	$.12	$.18	$.20	$.20
Diluted earnings per share	.12	.18	.20	.20
Cash dividends per share	—	—	—	—
Price range, common stock	$9.23-9.98	$9.10-9.95	$9.15-10.35	$9.40-11.19

2014

Interest income	$4,996	$5,067	$4,966	$4,936
Net interest income	4,692	4,776	4,679	4,650
Provision for loan and lease losses	—	—	(200)	(341)
Noninterest income	502	508	520	647
Noninterest expense	3,653	3,699	3,662	3,848
Income before taxes	1,541	1,585	1,737	1,790
Net income	1,006	1,035	1,124	1,196

Basic earnings per share	$.12	$.13	$.14	$.15
Diluted earnings per share	.12	.13	.14	.15
Cash dividends per share	—	—	—	—
Price range, common stock	$8.92-10.29	$8.21-9.75	$8.42-9.63	$9.05-9.99

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with such independent registered public accountants during the last two fiscal years ended December 31, 2015, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

112

Item 9A.	Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based upon those criteria.

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

113

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements. Listed and included in Part II, Item 8.

      (2) Financial Statement Schedules. Not applicable.

      (3) Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **
(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***
(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.
114

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.4)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.

*(10.5)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.6)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.7)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.8)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.9)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.10)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.11)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.
115

(10.12)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

*(10.13)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.14)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
(10.15)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
(10.16)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.
(10.17)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.

*(10.18)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eight Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013, the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014, the Tenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2015, and the Eleventh Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2016.
116

*(10.19)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.20)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.21)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.22)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.23)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.24)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.
(10.25)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.
(10.26)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.27)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.28)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.29)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010 and form of restricted stock award agreement incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.
(10.30)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012, and the amended agreement dated March 6, 2015 with ACI Worldwide Corp., successor to Postilion, Inc., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 12, 2015.
117

*(10.31)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(10.32)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.

(10.33)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.

*(10.34)	Employment Agreement dated June 2, 2014, between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2014.

*(10.35)	Salary Continuation Agreement between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 11, 2014.

*(10.36)	Registrant’s Performance Based Restricted Stock Awards Program, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.
(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.
(23.1)	Consent of Crowe Horwath LLP.
(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****
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

An Annual Report for the fiscal year ended December 31, 2015 and Notice of Annual Meeting and Proxy Statement for the Company’s 2016 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

118

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

February 25, 2016	By: /s/ DAVID T. TABER
David T. Taber
Chief Executive Officer
(Principal Executive Officer)

February 25, 2016	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIMBERLY A.BOX	Director	2/25/16
Kimberly A. Box

/s/ CHARLES D. FITE	Director, Chairman	2/25/16
Charles D. Fite

/s/ ROBERT J. FOX	Director	2/25/16
Robert J. Fox

/s/ WILLIAM A. ROBOTHAM	Director, Vice Chairman	2/25/16
William A. Robotham

/s/ DAVID T. TABER	Director, Chief Executive Officer	2/25/16
David T. Taber	(Principal Executive Officer)

/s/ ROGER J. TAYLOR	Director	2/25/16
Roger J. Taylor

/s/ STEPHEN H. WAKS	Director	2/25/16
Stephen H. Waks

/s/ PHILIP A. WRIGHT	Director	2/25/16
Philip A. Wright

/s/ MICHAEL A. ZIEGLER	Director	2/25/16
Michael A. Ziegler

/s/ MITCHELL A. DERENZO	Chief Financial Officer	2/25/16
Mitchell A. Derenzo	(Principal Financial and Accounting Officer)
119

EXHIBIT INDEX

Exhibit Number	Description	Page

23.1	Consent of Crowe Horwath LLP	121

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	122

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	123

32.1	Certification of American River Bankshares Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	124
120