Form 10-Q
period 2016-03-31
AMERICAN RIVER BANKSHARES
filed 2016-05-05
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock – 6,800,300 shares outstanding at May 5, 2016

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

Part II.

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

Signatures		49

Exhibit Index

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	51
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	52
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	53

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$29,257	$23,727
Interest-bearing deposits in banks	999	750
Investment securities:
Available-for-sale, at fair value	260,818	273,819
Held-to-maturity, at amortized cost	573	623
Loans and leases, less allowance for loan and lease losses of $5,082 at March 31, 2016 and $4,975 at December 31, 2015	292,226	289,102
Premises and equipment, net	1,448	1,407
Federal Home Loan Bank stock	3,779	3,779
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	896	3,551
Bank owned life insurance	14,561	14,483
Accrued interest receivable and other assets	5,262	7,078
	$626,140	$634,640

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$188,585	$190,548
Interest-bearing	335,234	340,142
Total deposits	523,819	530,690

Short-term borrowings	3,500	3,500
Long-term borrowings	7,500	7,500
Accrued interest payable and other liabilities	6,019	6,875

Total liabilities	540,838	548,565

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none Outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 6,994,300 shares at March 31, 2016 and 7,343,649 shares at December 31, 2015	45,838	49,554
Retained earnings	35,790	34,418
Accumulated other comprehensive income, net of taxes	3,674	2,103

Total shareholders’ equity	85,302	86,075
	$626,140	$634,640

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the three months ended March 31,
	2016	2015
Interest income:
Interest and fees on loans and leases:
Taxable	$3,362	$3,278
Exempt from Federal income taxes	172	17
Interest on deposits in banks	1	1
Interest and dividends on investment securities:
Taxable	1,557	1,417
Exempt from Federal income taxes	184	189
Dividends	—	—
Total interest income	5,276	4,902
Interest expense:
Interest on deposits	184	214
Interest on borrowings	50	34
Total interest expense	234	248

Net interest income	5,042	4,654

Provision for loan and lease losses	—	—

Net interest income after provision for loan and lease losses	5,042	4,654

Noninterest income:
Service charges on deposit accounts	129	117
Gain on sale of securities	282	167
Rental income from OREO properties	106	71
Other noninterest income	237	230
Total noninterest income	754	585

Noninterest expense:
Salaries and employee benefits	2,160	2,270
Occupancy	298	293
Furniture and equipment	165	177
Federal Deposit Insurance Corporation assessments	80	80
Expenses related to other real estate owned	340	147
Other expense	748	846
Total noninterest expense	3,791	3,813
Income before provision for income taxes	2,005	1,426
Provision for income taxes	633	470
Net income	$1,372	$956

Basic earnings per share	$0.19	$0.12
Diluted earnings per share	$0.19	$0.12

Cash dividends per share	$0.00	$0.00

See notes to Unaudited Consolidated Financial Statements

 AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2016	2015

Net income	$1,372	$956
Other comprehensive income:
Increase in net unrealized gains on investment securities	2,902	2,101
Deferred tax expense	(1,162)	(841)
Increase in net unrealized gains on investment securities, net of tax	1,740	1,260

Reclassification adjustment for realized gains included in net income	(282)	(167)
Tax effect	113	67
Realized gains, net of tax	(169)	(100)

Total other comprehensive income	1,571	1,160
Comprehensive income	$2,943	$2,116

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2015	8,089,615	57,126	29,150	3,371	89,647
Net income			956		956
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,160	1,160

Net restricted stock award activity and related compensation expense	20,532	49			49
Stock option compensation expense	—	6			6
Retirement of common stock	(404,481)	(3,945)			(3,945)

Balance, March 31, 2015	7,705,666	$53,236	$30,106	$4,531	$87,873

Balance, January 1, 2016	7,343,649	49,554	34,418	2,103	86,075
Net income			1,372		1,372
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,571	1,571

Net restricted stock award activity and related compensation expense	17,833	72			72
Stock option compensation expense	—	10			10
Retirement of common stock	(367,182)	(3,798)			(3,798)

Balance, March 31, 2016	6,994,300	$45,838	$35,790	$3,674	$85,302

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,372	$956
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in deferred loan origination fees, net	29	(5)
Depreciation and amortization	110	103
Gain on sale and call of investment securities	(282)	(167)
Amortization of investment security premiums and discounts, net	702	1,002
Increase in cash surrender values of life insurance policies	(78)	(78)
Stock based compensation expense	82	55
Gain/loss on sale/write-down of other real estate owned	259	76
Decrease in accrued interest receivable and other assets	769	261
Decrease in accrued interest payable and other liabilities	(856)	(591)

Net cash provided by operating activities	2,107	1,612

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	8,287	9,910
Purchases of available-for-sale investment securities	(3,130)	(12,298)
Proceeds from principal repayments for available-for-sale investment securities	10,042	11,128
Proceeds from principal repayments for held-to-maturity investment securities	50	60
Net increase in interest-bearing deposits in banks	(249)	—
Net increase in loans	(1,467)	(3,050)
Proceeds from sale of other real estate	710	851
Purchases of equipment	(151)	(136)

Net cash provided by investing activities	14,092	6,465
7

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2016	2015
Cash flows from financing activities:
Net decrease in demand, interest-bearing and savings deposits	$(5,823)	$(9,907)
Net (decrease) increase in time deposits	(1,048)	373
Net decrease in other borrowings	—	—
Cash paid to repurchase common stock	(3,798)	(3,945)

Net cash used in financing activities	$(10,669)	$(13,479)

Increase (decrease) in cash and cash equivalents	5,530	(5,402)

Cash and cash equivalents at beginning of year	23,727	22,449

Cash and cash equivalents at end of period	$29,257	$17,047

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at March 31, 2016 and December 31, 2015, the results of its operations and statement of comprehensive income for the three month periods ended March 31, 2016 and 2015, its cash flows for the three-month periods ended March 31, 2016 and 2015 and its statement of changes in shareholders’ equity for the year ended December 31, 2015 and the three months ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the three-month period ended March 31, 2016 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 125,815 stock options remain outstanding at March 31, 2016. At March 31, 2016, there were 76,461 stock options and 75,349 restricted shares outstanding and the total number of authorized shares that remain available for issuance under the 2010 Plan was 1,395,985. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended March 31, 2016 and 2015, the compensation cost recognized for equity compensation was $82,000 and $55,000, respectively. The recognized tax benefit for equity compensation expense was $29,000 and $20,000, for the three-month periods ended March 31, 2016 and 2015, respectively.

At March 31, 2016, the total compensation cost related to nonvested stock option awards not yet recorded is $129,000. This amount will be recognized over the next 4.25 years and the weighted average period of recognizing these costs is expected to be 1.8 years. At March 31, 2016, the total compensation cost related to restricted stock awards not yet recorded is $437,000. This amount will be recognized over the next 4.25 years and the weighted average period of recognizing these costs is expected to be 1.7 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month periods ended March 31, 2016 and 2015. A summary of option activity under the Plans as of March 31, 2016 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2016	248,411	$15.19	3.7 years	$232
Granted	—	—	—	—
Exercised	—	—	—	—
Expired, forfeited or cancelled	46,135	24.02	—	—
Outstanding at March 31, 2016	202,276	$13.17	4.2 years	$183
Vested at March 31, 2016	142,741	$14.93	2.5 years	$111
Non-vested at March 31, 2016	59,535	$8.96	8.4 years	$72

Restricted Stock

There were 20,532 shares of restricted stock awarded during the three-month period ended March 31, 2015 and 17,833 shares of restricted stock awarded during the three-month period ended March 31, 2016. There were no restricted stock awards that were fully vested during the three-month periods ended March 31, 2016 and 2015, respectively. The intrinsic value of nonvested restricted stock at March 31, 2016 was $766,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	57,516	$9.21
Awarded	17,833	10.17
Less: Vested	—	—
Less: Expired, forfeited or cancelled	—	—
Nonvested at March 31, 2016	75,349	$9.44

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three-month periods ended March 31, 2016 or 2015 or outstanding at March 31, 2016 or December 31, 2015.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $10.16 as of March 31, 2016.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $27,276,000 and standby letters of credit of approximately $238,000 at March 31, 2016 and loan commitments of approximately $26,730,000 and standby letters of credit of approximately $238,000 at December 31, 2015. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2016 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2016 or December 31, 2015.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (7,095,785 shares and 7,821,651 shares for the three-month periods ended March 31, 2016 and 2015, respectively). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards (34,659 shares for the three-month period ended March 31, 2016 and 23,881 shares for the three-month period ended March 31, 2015). For the three-month periods ended March 31, 2016 and 2015, there were 142,600 and 187,639 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at March 31, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

Available-for-Sale

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
US Government Agencies and Sponsored Agencies	$233,156	$5,058	$(121)	$238,093
Obligations of states and political subdivisions	19,985	1,127	(1)	21,111
Corporate bonds	1,502	45	—	1,547
Equity securities:
Corporate stock	51	16	—	67
	$254,694	$6,246	$(122)	$260,818

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
US Government Agencies and Sponsored Agencies	$244,056	$3,059	$(930)	$246,185
Obligations of states and political subdivisions	24,706	1,307	—	26,013
Corporate bonds	1,502	49	—	1,551
Equity securities:
Corporate stock	51	19	—	70
	$270,315	$4,434	$(930)	$273,819

Net unrealized gains on available-for-sale investment securities totaling $6,124,000 were recorded, net of $2,450,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2016. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2016 totaled $8,287,000 and $282,000, respectively. There were no transfers of available-for-sale investment securities for the three-month period ended March 31, 2016.

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

Held-to-Maturity
March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
US Government Agencies and Sponsored Agencies	$573	$46	$—	$619

December 31, 2015		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
US Government Agencies and Sponsored Agencies	$623	$46	$—	$669

There were no sales or transfers of held-to-maturity investment securities for the periods ended March 31, 2016 and March 31, 2015. Investment securities with unrealized losses at March 31, 2016 and December 31, 2015 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

March 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Agencies	$10,635	$(72)	4,444	(49)	$15,079	$(121)
Obligations of states and political subdivisions	389	(1)	—	—	389	(1)
	$11,024	$(73)	$4,444	$(49)	$15,468	$(122)

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Agencies	$93,265	$(813)	$5,251	$(117)	$98,516	$(930)
Obligations of states and political subdivisions	—	—	—	—	—	—
	$93,265	$(813)	$5,251	$(117)	$98,516	$(930)

There were no held-to-maturity investment securities with unrealized losses as of March 31, 2016 or December 31, 2015.

At March 31, 2016, the Company held 213 securities of which eight were in a loss position for less than twelve months and two were in a loss position for twelve months or more.  Of the eight securities in a loss position of less than twelve months, seven were US Government Agencies and Sponsored Agencies securities and one was an obligation of a state or political subdivision.  Of the two securities in a loss position for greater than twelve months at March 31, 2016, both were US Government Agencies and Sponsored Agencies securities. At December 31, 2015, the Company held 223 securities of which 45 were in a loss position for less than twelve months and three were in a loss position for twelve months or more.  Of the 45 securities in a loss position for less than twelve months, all were US Government Agencies and Sponsored Agencies securities and of the three securities that were in a loss position for greater than twelve months, all were US Government Agencies and Sponsored Agencies.

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

The amortized cost and estimated fair values of investment securities at March 31, 2016 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$493	$495
After one year through five years	5,137	5,273
After five years through ten years	10,961	11,802
After ten years	4,896	5,088
	21,487	22,658
Investment securities not due at a single maturity date:
US Government Agencies and Sponsored Agencies	233,156	238,093	$573	$619
Corporate stock	51	67	—	—
	$254,694	$260,818	$573	$619

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At March 31, 2016 and December 31, 2015, the recorded investment in nonperforming loans and leases was approximately $1,577,000 and $1,643,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At March 31, 2016, the recorded investment in loans and leases that were considered to be impaired totaled $20,951,000, which includes $1,543,000 in nonaccrual loans and leases and $19,408,000 in accruing loans and leases. Of the total impaired loans of $20,951,000, loans totaling $12,541,000 were deemed to require no specific reserve and loans totaling $8,410,000 were deemed to require a related valuation allowance of $789,000. At December 31, 2015, the recorded investment in loans and leases that were considered to be impaired totaled $21,365,000 and had a related valuation allowance of $899,000.

At March 31, 2016 and December 31, 2015, the recorded investment in other real estate owned (“OREO”) was $896,000 and $3,551,000, respectively. During the first quarter of 2016, the Company sold a single commercial property in El Dorado County for a gain of $117,000. Also, during the first quarter the Company obtained an updated appraisal on existing commercial land in Sacramento County, which resulted in a charge to expense of $376,000. The Company did not add any properties to OREO during the first quarter of 2016.

The March 31, 2016 OREO balance of $896,000 consists of two properties one of which is commercial real estate in the amount of $243,000 and the other is commercial land in the amount of $653,000.

Nonperforming loans and leases and other assets and OREO at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$1,041	$379
Nonaccrual loans and leases that are past due	536	1,264
Loans and leases past due 90 days and accruing interest	—	—
Other assets	878	878
Other real estate owned	896	3,551
Total nonperforming assets	$3,351	$6,072

Nonperforming loans and leases to total loans and leases	0.53%	0.56%
Total nonperforming assets to total assets	0.54%	0.96%

Impaired loans and leases as of and for the periods ended March 31, 2016 and December 31, 2015 are summarized as follows:

(in thousands)	As of March 31, 2016			As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$33	$33	$—	$—	$—	$—
Real estate-commercial	12,170	12,802	—	12,269	12,902	—
Real estate-residential	338	338	—	338	338	—
Subtotal	$12,541	$13,173	$—	$12,607	$13,240	$—

With an allowance recorded:
Commercial	$60	$60	$12	$121	$121	$25
Real estate-commercial	5,581	5,676	547	5,597	5,693	598
Real estate-multi-family	487	487	4	488	488	5
Real estate-residential	1,851	1,938	160	2,114	2,201	204
Agriculture	367	367	38	370	370	38
Consumer	64	64	28	68	68	29
Subtotal	$8,410	$8,592	$789	$8,758	$8,941	$899

Total:
Commercial	$93	$93	$12	$121	$121	$25
Real estate-commercial	17,751	18,478	547	27,866	18,595	598
Real estate-multi-family	487	487	4	488	488	5
Real estate-residential	2,189	2,276	160	2,452	2,539	204
Agriculture	367	367	38	370	370	38
Consumer	64	64	28	68	68	29
	$20,951	$21,765	$789	$21,365	$22,181	$899
15

The following table presents the average balance related to impaired loans and leases for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended
	March 31 , 2016	March 31, 2015

Commercial	$60	$757
Real estate-commercial	16,734	19,928
Real estate-multi-family	487	495
Real estate-residential	2,195	2,854
Agriculture	369	380
Consumer	75	153
Total	$19,920	$24,567

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (in thousands):

	Interest Income Recognized for the three months ended
	March 31 , 2016	March 31, 2015

Commercial	$1	$2
Real estate-commercial	185	256
Real estate-multi-family	8	5
Real estate-residential	21	31
Agriculture	5	3
Consumer	—	1
Total	$220	$298

7. TROUBLED DEBT RESTRUCTURINGS

During the period ended March 31, 2016, there were no loans that were modified as troubled debt restructurings.

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

There were no payment defaults during the three months ended March 31, 2016 or March 31, 2015 on troubled debt restructurings made in the preceding twelve months. At March 31, 2016 and December 31, 2015, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of March 31, 2016 and December 31, 2015 are summarized below:

March 31, 2016	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$31,718	$173,697	$27,267	$2,468	$13,596
Watch	1,055	17,215	491	9,039	1,826
Special mention	—	8,290	—	—	390
Substandard	2,875	1,140	—	—	808
Doubtful or loss	—	—	—	—	—
Total	$35,648	$200,342	$27,758	$11,507	$16,620

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$634	$2,085	$1,670		$253,135
Watch	—	367	371		30,364
Special mention	—	—	432		9,112
Substandard	—	—	124		4,947
Doubtful or loss	—	—	—		—
Total	$634	$2,452	$2,597		$297,558

December 31, 2015	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$32,216	$172,755	$23,001	$6,371	$10,593
Watch	1,073	17,318	493	8,162	2,099
Special mention	—	8,363	—	—	697
Substandard	2,906	1,155	—	—	811
Doubtful or loss	—	—	—	—	—
Total	$36,195	$199,591	$23,494	$14,533	$14,200

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$732	$2,061	$2,136		$249,865
Watch	—	370	378		29,893
Special mention	—	—	433		9,493
Substandard	—	—	175		5,047
Doubtful or loss	—	—	—		—
Total	$732	$2,431	$3,122		$294,298

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

March 31, 2016
(dollars in thousands)		Real Estate				Other

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance, January 1, 2016	$860	$2,369	$228	$813	$319	$1	$77	$78	$230	$4,975
Provision for loan losses	(81)	143	42	(188)	(21)	1	—	(85)	189	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	34	1	—	—	—	—	—	72	—	107

Ending balance, March 31, 2016	$813	$2,513	$270	$625	$298	$2	$77	$65	$419	$5,082

Ending balance:
Individually evaluated for impairment	$12	$547	$4	$—	$160	$—	$38	$28	$—	$789

Ending balance:
Collectively evaluated for impairment	$801	$1,966	$266	$625	$138	$2	$39	$37	$419	$4,293

Loans

Ending balance	$35,648	$200,342	$27,758	$11,507	$16,620	$634	$2,452	$2,597	$—	$297,558

Ending balance:
Individually evaluated for impairment	$93	$17,751	$487	$—	$2,189	$—	$367	$64	$—	$20,951

Ending balance:
Collectively evaluated for impairment	$35,555	$182,591	$27,271	$11,507	$14,431	$634	$2,085	$2,533	$—	$276,607
18

December 31, 2015
(dollars in thousands)		Real Estate				Other

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$25	$598	$5	$—	$204	$—	$38	$29	$—	$899

Ending balance:
Collectively evaluated for impairment	$835	$1,771	$223	$813	$115	$1	$39	$49	$230	$4,076

Loans

Ending balance	$36,195	$199,591	$23,494	$14,533	$14,200	$732	$2,431	$3,122	$—	$294,298

Ending balance:
Individually evaluated for impairment	$121	$17,866	$488	$—	$2,452	$—	$370	$68	$—	$21,365

Ending balance:
Collectively evaluated for impairment	$36,074	$181,725	$23,006	$14,533	$11,748	$732	$2,061	$3,054	$—	$272,933

March 31, 2015
(dollars in thousands)		Real Estate				Other

	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2015	$1,430	$2,317	$130	$583	$399	$2	$62	$124	$254	$5,301
Provision for loan losses	(33)	(34)	(10)	97	(7)	(1)	(7)	8	(13)	—
Loans charged-off	—	—	—	—	—	—	—	(2)	—	(2)
Recoveries	6	1	—	—	—	—	—	2	—	9

Ending balance, March 31, 2015	$1,403	$2,284	$120	$680	$392	$1	$55	$132	$241	$5,308

The Company’s aging analysis of the loan and lease portfolio at March 31, 2016 and December 31, 2015 are summarized below:

March 31, 2016 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$35,648	$35,648	$—	$29
Real estate:
Commercial	324	—	499	823	199,519	200,342	—	1,478
Multi-family	—	—	—	—	27,759	27,759	—	—
Construction	—	—	—	—	11,507	11,507	—	—
Residential	—	—	—	—	16,620	16,620	—	—
Other:
Leases	—	—	—	—	634	634	—	—
Agriculture	—	—	—	—	2,452	2,452	—	—
Consumer	—	37	—	37	2,559	2,596	—	70
Total	$324	$37	$499	$860	$296,698	$297,558	$—	$1,577

December 31, 2015 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$30	$30	$36,165	$36,195	$—	$30
Real estate:
Commercial	—	359	499	858	198,733	199,591	—	1,155
Multi-family	—	—	—	—	23,494	23,494	—	—
Construction	—	—	—	—	14,533	14,533	—	—
Residential	—	—	338	338	13,862	14,200	—	338
Other:
Leases	—	—	—	—	732	732	—	—
Agriculture	—	—	—	—	2,431	2,431	—	—
Consumer	367	—	—	367	2,755	3,122	—	120
Total	$367	$359	$867	$1,593	$292,705	$294,298	$—	$1,643
20

9. BORROWING ARRANGEMENTS

At March 31, 2016, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2016 or December 31, 2015.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $11,000,000 were outstanding from the FHLB at March 31, 2016, bearing interest rates ranging from 0.75% to 1.91% and maturing between July 20, 2016 and July 12, 2019. Advances totaling $11,000,000 were outstanding from the FHLB at December 31, 2015, bearing interest rates ranging from 0.45% to 1.91% and maturing between January 19, 2016 and July 12, 2019. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2016 and December 31, 2015 totaled $77,828,000 and $78,326,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at March 31, 2016 and December 31, 2015 were $12,514,000 and $11,371,000, respectively. There were no advances outstanding under this borrowing arrangement as of March 31, 2016 and December 31, 2015.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month periods ended March 31, 2016 and 2015.

Federal and state income taxes for the quarter ended March 31, 2016 increased $163,000 (34.7%) from $470,000 in the first quarter of 2015 to $633,000 in the first quarter of 2016. The effective tax rate for the quarter ended March 31, 2016 was 31.6% compared to 33.0% for the first quarter of 2015. The higher tax expense in 2016 resulted from a higher amount of taxable income. Taxable income increased $579,000 (40.6%) from $1,426,000 in the first quarter of 2015 to $2,005,000 in the first quarter of 2016. The lower effective tax rate in 2016 results from an increase in tax benefits related to tax exempt loan interest. Interest on tax exempt loans increased from $17,000 in 2015 to $172,000 in 2016.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2016 and December 31, 2015. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
March 31, 2016	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$29,257	$29,257	$—	$—	$29,257
Interest-bearing deposits in banks	999	—	1,001	—	1,001
Available-for-sale securities	260,818	21	260,797	—	260,818
Held-to-maturity securities	573	—	619	—	619
FHLB stock	3,799	N/A	N/A	N/A	N/A
Net loans and leases:	292,226	—	—	295,290	295,290
Accrued interest receivable	1,817	—	935	882	1,817
Financial liabilities:
Deposits:
Noninterest-bearing	$188,585	$188,585	$—	$—	$188,585
Savings	59,816	59,816	—	—	59,816
Money market	129,556	129,556	—	—	129,556
NOW accounts	62,339	62,339	—	—	62,339
Time Deposits	83,523	—	84,182	—	84,182
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	7,500	—	7,547	—	7,547
Accrued interest payable	47	—	47	—	47
22

	Carrying	Fair Value Measurements Using:
December 31, 2015	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$23,727	$23,727	$—	$—	$23,727
Interest-bearing deposits in banks	750	—	752	—	752
Available-for-sale securities	273,819	24	273,795	—	273,819
Held-to-maturity securities	623	—	669	—	689
FHLB stock	3,779	N/A	N/A	N/A	N/A
Net loans and leases:	289,102	—	—	292,444	292,444
Accrued interest receivable	1,885	—	1,077	808	1,885
Financial liabilities:
Deposits:
Noninterest-bearing	$190,548	$190,548	$—	$—	$190,548
Savings	59,061	59,061	—	—	59,061
Money market	135,186	135,186	—	—	135,186
NOW accounts	61,324	61,324	—	—	61,324
Time Deposits	84,571	—	85,165	—	85,165
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	7,500	—	7,502	—	7,502
Accrued interest payable	60	—	60	—	60

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at March 31, 2016 and December 31, 2015:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at March 31, 2016 and December 31, 2015.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

March 31, 2016

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$238,093	$—	$238,093	$—	$—
Obligations of states and political subdivisions	21,111	—	21,111	—	—
Corporate bonds	1,547	—	1,547	—	—
Corporate stock	67	21	46
Total recurring	$260,818	$21	$260,797	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$3,875	$—	$—	$3,875	$—

Other real estate owned
Commercial	243	—	—	243	—
Land	653	—	—	653	(376)
Total nonrecurring	$4,771	$—	$—	$4,771	$(376)
24

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 2	(Losses)

December 31, 2015
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$246,185	$—	$246,185	$—	$—
Corporate Debt securities	1,551	—	1,551
Obligations of states and political subdivisions	26,013	—	26,013	—	—
Corporate stock	70	24	46	—	—
Total recurring	$273,819	$24	$273,795	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$3,900	$—	$—	$3,900	$(334)

Other real estate owned
Commercial	2,522	—	—	2,522	—
Land	1,029	—	—	1,029	—
Total nonrecurring	$7,451	$—	$—	$7,451	$(334)

There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2016 or the twelve months ended December 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2015 and March 31, 2016 and its income and expense accounts for the three-month periods ended March 31, 2016 and 2015. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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
26

The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

Goodwill

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment on an annual basis. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The most recent annual assessment was performed as of December 31, 2015, and at that time, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at March 31, 2016 or 2015 or for the three-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 98 full-time employees as of March 31, 2016.

The Company owns 100% of the issued and outstanding common shares of its banking subsidiary, American River Bank (the “Bank”), and American River Financial, a California corporation which has been inactive since its incorporation in 2003.

American River Bank was incorporated and commenced business in Fair Oaks, California, in 1983 and thereafter moved its headquarters to Sacramento, California in 1985. American River Bank operates five full service offices in Sacramento and Placer Counties including the main office located at 1545 River Park Drive, Suite 107, Sacramento and branch offices in Sacramento, Gold River, and Roseville; two full service offices in Sonoma County in Healdsburg and Santa Rosa; and three full service offices in Amador County in Jackson, Pioneer, and Ione. In addition, American River Bank operates loan production offices in Santa Clara County, in the city of San Jose, and serves the Contra Costa and Alameda County markets through a loan production office in the city of San Ramon.

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

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2015 and 2016, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $1,372,000 for the quarter ended March 31, 2016, which was an increase of $416,000 (43.5%) compared to $956,000 reported for the same period of 2015. Diluted earnings per share for the first quarter of 2016 was $0.19, an increase of 58.3% above the $0.12 per share reported in the first quarter of 2015. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the first quarter of 2016 were 6.44% and 0.87%, respectively, as compared to 4.39% and 0.64%, respectively, for the same period in 2015.

Total assets of the Company decreased by $8,500,000 (1.3%) from $634,640,000 at December 31, 2015 to $626,140,000 at March 31, 2016. Net loans totaled $292,226,000 at March 31, 2016, up $3,124,000 (1.1%) from $289,102,000 at December 31, 2015. Deposit balances at March 31, 2016 totaled $523,819,000, down $6,871,000 (1.3%) from $530,690,000 at December 31, 2015.

The Company ended the first quarter of 2016 with a leverage capital ratio of 10.6%, a Tier 1 capital ratio of 18.9%, and a total risk-based capital ratio of 20.2% compared to 11.0%, 19.3%, and 20.6%, respectively, at December 31, 2015. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income
	For the three months ended March 31,
(dollars in thousands)	2016	2015
Interest income*	$5,397	$4,973
Interest expense	(234)	(248)
Net interest income*	5,163	4,725
Provision for loan and lease losses	—	—
Noninterest income	754	585
Noninterest expense	(3,791)	(3,813)
Provision for income taxes	(633)	(470)
Tax equivalent adjustment	(121)	(71)
Net income	$1,372	$956

Average total assets	$635,076	$609,308
Net income (annualized) as a percentage of average total assets	0.87%	0.64%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.63% for the three months ended March 31, 2016 and 3.46% for the three months ended March 31, 2015.

The fully taxable equivalent interest income component for the first quarter of 2016 increased $424,000 (8.5%) to $5,397,000 compared to $4,973,000 for the three months ended March 31, 2015. The increase in the fully taxable equivalent interest income for the first quarter of 2016 compared to the same period in 2015 is broken down by rate (up $52,000) and volume (up $372,000). The yield on earning assets increased from 3.64% during the first quarter of 2015 to 3.80% during the first quarter of 2016. The rate increase primarily occurred in the investment portfolio which can be attributed to a slowdown in the mortgage refinance market. As mortgage refinancing slows it also reduces the principal prepayments that the Company receives on the mortgage-backed securities, which reduces the premium amounts amortized on the bonds. A lower amount of amortized premium results in higher interest income. Investment securities added $219,000 in additional interest income related to rate. The average yield on investments increased from 2.30% from the first quarter of 2015 to 2.62% during the first quarter of 2016. The increased yield created by the investments was partially offset by a lower yield on loans which saw a decrease from 5.10% in the first quarter of 2015 to 4.90% in the first quarter of 2016. While average loans increased by $32,560,000 (12.4%) from $262,546,000 during the first quarter of 2015 to $295,106,000 during the first quarter of 2016, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. The volume increase of $372,000 was primarily from an increase in average loans ($458,000) partially offset by a decrease in investments ($86,000). The average balance of earning assets increased $17,293,000 (3.1%) from $554,046,000 in the first quarter of 2015 to $571,339,000 in the first quarter of 2016. When compared to the first quarter of 2015, average investment securities decreased $15,252,000 (5.3%) from $290,500,000 for the first quarter of 2015 compared to $275,248,000 for the first quarter of 2016.

Interest expense was $234,000 or $14,000 (5.6%) lower in the first quarter of 2016 versus $248,000 in the first quarter of 2015. The net $14,000 decrease in interest expense during the first quarter of 2016 compared to the first quarter of 2015 was due to lower rates (down $45,000) and volume (up $31,000). The primary decrease in interest expense due to lower rates was due to the overall lower interest rate environment. Rates paid on interest bearing liabilities decreased 2 basis points from 0.28% to 0.26% for the first quarter of 2016 compared to the first quarter of 2015. The increase in expense due to volume occurred despite slightly lower balances of interest bearing liabilities. The average balances on interest bearing liabilities were $2,144,000 (0.6%) lower in the first quarter of 2016 compared to the same quarter in 2015, decreasing from $358,089,000 in the first quarter of 2015 to $355,945,000 in the first quarter of 2016. However, other borrowings, which carry a higher interest cost, increased during the same time frame. Average borrowings increased $13,401,000 (122.2%) from $10,967,000 during the first quarter of 2015 to $24,368,000 during the first quarter of 2016. The increase in other borrowings was implemented in order to offset the decrease in interest checking and money market accounts. Average interest checking and money market accounts decreased $11,965,000 (6.0%) from $200,525,000 during the first quarter of 2015 to $188,560,000 during the first quarter of 2016.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
Three Months Ended March 31,	2016			2015
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$278,734	$3,362	4.85%	$261,068	$3,278	5.09%
Tax-exempt loans and leases (2)	16,372	230	5.65%	1,478	23	6.31%
Taxable investment Securities	249,622	1,552	2.50%	264,046	1,411	2.17%
Tax-exempt investment securities (2)	25,557	246	3.87%	26,428	254	3.90%
Corporate stock (2)	69	6	34.97%	26	6	32.02%
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	985	1	0.41%	1,000	1	0.41%
Total earning assets	571,339	5,397	3.80%	554,046	4,973	3.64%
Cash & due from banks	28,145			21,265
Other assets	40,595			39,302
Allowance for loan & lease losses	(5,003)			(5,405)
	$635,076			$609,308

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$188,560	40	0.09%	$200,525	69	0.14%
Savings	59,206	5	0.03%	58,901	8	0.06%
Time deposits	83,811	139	0.67%	87,696	137	0.63%
Other borrowings	24,368	50	0.83%	10,967	34	1.26%
Total interest bearing liabilities	355,945	234	0.26%	358,089	248	0.28%
Noninterest bearing demand deposits	186,935			156,399
Other liabilities	6,467			6,537
Total liabilities	549,347			521,025
Shareholders’ equity	85,729			88,283
	$635,076			$609,308
Net interest income & margin (3)		$5,163	3.63%		$4,725	3.46%

(1)	Loan interest includes loan fees of $40,000 and $37,000, respectively, during the three months ended March 31, 2016 and March 31, 2015. Average loan balances include non-performing loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2016 and 2015.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (91 days for 2016 and 90 days for 2015) and annualized to actual days in the year (366 days in 2016 and 365 days in 2015).
31

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended March 31, 2016 over 2015 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans and leases (1)(2)	$224	$(140)	$84
Tax-exempt net loans and leases (3)	234	(27)	207
Taxable investment securities	(77)	218	141
Tax exempt investment securities (3)	(8)	—	(8)
Corporate stock	(1)	1	—
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	—	—
Total	372	52	424
Interest-bearing liabilities:
Interest checking and money market	(5)	(24)	(29)
Savings deposits	—	(3)	(3)
Time deposits	(6)	8	2
Other borrowings	42	(26)	16
Total	31	(45)	(14)
Interest differential	$341	$97	$438

(1)	The average balance of nonaccrual loans is immaterial as a percentage of total loans and has been included in net loans.
(2)	Loan interest includes loan fees of $40,000 and $37,000, respectively, during the three months ended March 31, 2016 and March 31, 2015, which have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2016 and 2015.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company did not provide any provision for loan and lease losses for the first quarter of 2016 or 2015. The Company experienced net loan and lease recoveries of $107,000 or (0.15%) (on an annualized basis) of average loans and leases for the three months ended March 31, 2016 compared to net loan and lease recoveries of $7,000 or (0.01%) (on an annualized basis) of average loans and leases for the three months ended March 31, 2015. The Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended March 31,
	2016	2015
Service charges on deposit accounts	$129	$117
Gain on sale/call of securities	282	167
Merchant fee income	86	88
Bank owned life insurance	78	78
Income from OREO properties	106	71
Other	73	64
Total noninterest income	$754	$585
32

Noninterest income increased $169,000 (28.9%) to 754,000 for the three months ended March 31, 2016 as compared to $585,000 for the three months ended March 31, 2015. The increase in noninterest income was primarily related to gains from sales of securities, which increased from $167,000 in 2015 to $282,000 in 2016 and higher rental income on OREO properties which increased from $71,000 in 2015 to $106,000 in 2016. The higher rental income from OREO properties is due to higher occupancy and increased rental rates in the Bank-owned office building, as well as a one-time early termination fee from one of the tenants.

Noninterest Expense

Noninterest expense decreased $22,000 (0.6%) to a total of $3,791,000 in the first quarter of 2016 compared to $3,813,000 in the first quarter of 2015. Salary and employee benefits expense decreased $110,000 (4.8%) from $2,270,000 during the first quarter of 2015 to $2,160,000 during the first quarter of 2016. The decrease in salaries and benefits results from a lower number of full-time equivalent employees (“FTE”) and lower employer taxes and benefits. Average FTE decreased from 103 during the first quarter of 2015 to 97 during the first quarter of 2016. Core salaries decreased $52,000 (3.5%) from $1,504,000 in the first quarter of 2015 to $1,452,000 in the first quarter of 2016. Taxes and benefits decreased $68,000 (11.6%) from $588,000 in the first quarter of 2015 to $520,000 in the first quarter of 2016. On a quarter-over-quarter basis, occupancy expense increased $5,000 (1.7%) and furniture and equipment expense decreased $12,000 (6.8%). FDIC assessments were $80,000 during the first quarter of 2015 and 2016. OREO related expenses increased $193,000 during the first quarter of 2016 from $147,000 in the first quarter of 2015 to $340,000 in the first quarter of 2016. Other expense decreased $982,000 (11.6%) to a total of $748,000 in the first quarter of 2016 compared to $846,000 in the first quarter of 2015. The increase in OREO expenses is related to an adjustment to the book value of one property that resulted in a $376,000 charge to expense partially offset by a $117,000 gain on sale of another property, during the first quarter of 2016. The decrease in other expense is primarily related to an operations loss in 2015. Operations losses were $68,000 in the first quarter of 2015 compared to less than $1,000 in the first quarter of 2016. The fully taxable equivalent efficiency ratio decreased from 71.8% for the first quarter of 2015 to 64.1% for the first quarter of 2016. This decrease in the efficiency ratio is primarily related to the increase in net interest income.

Provision for Income Taxes

Federal and state income taxes for the quarter ended March 31, 2016 increased $163,000 (34.7%) from $470,000 in the first quarter of 2015 to $633,000 in the first quarter of 2016. The effective tax rate for the quarter ended March 31, 2016 was 31.6% compared to 33.0% for the first quarter of 2015. The higher tax expense in 2016 resulted from a higher amount of taxable income. Taxable income increased $579,000 (40.6%) from $1,426,000 in the first quarter of 2015 to $2,005,000 in the first quarter of 2016. The lower effective tax rate in 2016 results from an increase in tax benefits related to tax exempt loan interest. Interest on tax exempt loans increased from $17,000 in 2015 to $172,000 in 2016.

Balance Sheet Analysis

The Company’s total assets were $626,140,000 at March 31, 2016 as compared to $634,640,000 at December 31, 2015, representing a decrease of $8,500,000 (1.3%). The average assets for the three months ended March 31, 2016 were $635,076,000, which represents an increase of $25,768,000 or 4.2% over the balance of $609,308,000 during the three-month period ended March 31, 2015.

Investment Securities

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on March 31, 2016 and December 31, 2015.

Table Five: Investment Securities Composition
(dollars in thousands)
Available-for-sale (at fair value)	March 31, 2016	December 31, 2015
Debt securities:
US Government Agencies and Sponsored Agencies	$238,093	$246,185
Obligations of states and political subdivisions	21,111	26,013
Corporate bonds	1,547	1,551
Corporate stock	67	70
Total available-for-sale investment securities	$260,818	$273,819
Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and Sponsored Agencies	$573	$623
Total held-to-maturity investment securities	$573	$623

Net unrealized gains on available-for-sale investment securities totaling $6,124,000 were recorded, net of $2,450,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2016 and net unrealized gains on available-for-sale investment securities totaling $3,504,000 were recorded, net of $1,401,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2015.

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

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) commercial real estate construction; (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $15.1 million in new loans during the first three months of 2016. This production was partially offset by normal pay downs and payoffs, but still resulted in an overall net increase in net loans and leases of $3,124,000 (1.1%) from December 31, 2015. The market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity.

A significant portion of the Company’s loans and leases are direct loans and leases made to individuals and local businesses. The Company relies substantially on networking, local promotional activity, and personal contacts by American River Bank officers, directors and employees to compete with other financial institutions. The Company makes loans and leases to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment. Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial, multi-family, and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans.

Table Six below summarizes the composition of the loan portfolio as of March 31, 2016 and December 31, 2015.

Table Six: Loan and Lease Portfolio Composition
(dollars in thousands)	March 31, 2016		December 31, 2015		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$35,648	12%	$36,195	12%	$(547)	(1.5%)
Real estate
Commercial	200,342	67%	199,591	68%	751	0.4%
Multi-family	27,758	9%	23,494	8%	4,264	18.1%
Construction	11,507	4%	14,533	5%	(3,026)	(20.8%)
Residential	16,620	6%	14,200	5%	2,420	17.0%
Lease financing receivable	634	—%	732	—%	(98)	(13.4%)
Agriculture	2,452	1%	2,431	1%	21	1.0%
Consumer	2,597	1%	3,122	1%	(525)	(16.8%)
Total loans and leases	297,558	100%	294,298	100%	3,260	1.1%
Deferred loan and lease fees, net	(250)		(221)		(29)
Allowance for loan and lease losses	(5,082)		(4,975)		(107)
Total net loans and leases	$292,226		$289,102		$3,124	1.1%

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at March 31, 2016 and December 31, 2015.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 86% of the Company’s loan and lease portfolio at March 31, 2016 and December 31, 2015. Management believes that the residential land portion of the Company’s loan portfolio carries more than the normal credit risk, due primarily to curtailed demand for new and resale residential property, relative to pre-recession levels, a resulting oversupply of unsold residential land, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At March 31, 2016, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $1,577,000 or 0.53% of total loans and leases. The $1,577,000 in nonperforming loans and leases consisted of eight loans. Six of those loans totaling $1,041,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $1,643,000 or 0.65% of total loans and leases at December 31, 2015. Specific reserves of $28,000 were held on the nonperforming loans at March 31, 2016 and December 31, 2015.

The overall level of nonperforming loans decreased $66,000 (4.0%) to $1,577,000 from $1,643,000 at December 31, 2015. At December 31, 2015, the Company’s nonperforming loans included four real estate loans totaling $1,493,000; four consumer loans totaling $120,000 and a single commercial loans totaling $30,000. At March 31, 2016, the Company had four real estate loans totaling $1,478,000; three consumer loans totaling $70,000; and a single commercial loan in the amount of $29,000.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of March 31, 2016. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2016, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2016 and December 31, 2015.

Table Seven: Nonperforming Loans and Leases
	March 31,	December 31,
(dollars in thousands)	2016	2015
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	29	30
Real estate	1,478	1,493
Lease financing receivable	—	—
Consumer	70	120
Total nonperforming loans	$1,577	$1,643

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

At March 31, 2016, the recorded investment in loans and leases that were considered to be impaired totaled $20,951,000, which includes $19,408,000 in performing loans and leases. Of the total impaired loans of $20,951,000, loans totaling $12,541,000 were deemed to require no specific reserve and loans totaling $8,410,000 were deemed to require a related valuation allowance of $789,000. Of the $12,541,000 impaired loans that did not carry a specific reserve there were $3,876,000 in loans or leases that had previous partial charge-offs and $8,665,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $21,365,000 at December 31, 2015. Of the total impaired loans of $21,365,000, loans totaling $12,607,000 were deemed to require no specific reserve and loans totaling $8,758,000 were deemed to require a related valuation allowance of $899,000.

The Company has been operating in a market that has recently experienced sporadic improvement in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every six months, and are reviewed by a qualified credit officer.  In the first quarter of 2016, the Company had net loan recoveries of $107,000 with no added provision. In the first quarter of 2015, the Company had net loan recoveries of $7,000 with no added provision.

During the period ended March 31, 2016, there were no loans that were modified as troubled debt restructurings. During the period ended March 31, 2015, there were two loans totaling $517,000 that were modified as troubled debt restructurings, neither of which required a reduction in principal. The two troubled debt restructurings in the first quarter of 2015 increased the allowance for loan and lease losses by $32,000 and resulted in no charge-offs.

There were no payment defaults during the three months ended March 31, 2016 or March 31, 2015 on troubled debt restructurings made in the preceding twelve months. At March 31, 2016 and December 31, 2015, there were no unfunded commitments on those loans considered troubled debt restructures.

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

The ALLL totaled $5,082,000 or 1.71% of total loans and leases at March 31, 2016 compared to $4,975,000 or 1.69% of total loans and leases at December 31, 2015. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of non-performing loans and leases was 322.3% at March 31, 2016 and 302.8% at December 31, 2015. The allowance for loans and leases as a percentage of impaired loans and leases was 20.4% at March 31, 2016 and 23.3% at December 31, 2015. Of the total non-performing and impaired loans and leases outstanding as of March 31, 2016, there were $5,605,000 in loans or leases that had been reduced by partial charge-offs of $815,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended March 31,
	2016	2015

Average loans and leases outstanding	$295,106	$262,546

Allowance for loan and lease losses at beginning of period	$4,975	$5,301
Loans and leases charged off:
Consumer	—	(2)
Total	—	(2)
Recoveries of loans and leases previously charged off:
Commercial	34	6
Real estate	1	1
Consumer	72	—
Total	107	9
Net loans and leases recovered	107	7
Additions to allowance charged to operating expenses	—	—
Allowance for loan and lease losses at end of period	$5,082	$5,308
Ratio of net charge-offs to average loans and leases outstanding (annualized)	(0.15%)	(0.01%)
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	—	—
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.71%	1.99%

Other Real Estate Owned

At March 31, 2016, the Company had two other real estate owned (“OREO”) properties totaling $896,000, a reduction of $2,655,000 (74.8%) from the $3,551,000 reported as of December 31, 2015. During the first quarter of 2016, the Company sold a single commercial property in El Dorado County for a gain of $117,000. The Company periodically obtains property valuations either as part of the selling process or as part of the process of determining whether the recorded book value represents fair value. As a result of the property evaluation, $376,000 was charged to expense in writing down a single piece of land in Sacramento County. There was no valuation allowance at March 31, 2016 nor at year end 2015. The Company believes that both of the OREO properties owned at March 31, 2016 are carried approximately at fair value.

Deposits

At March 31, 2016, total deposits were $523,819,000 representing a $6,871,000 (1.3%) decrease from the December 31, 2015 balance of $530,690,000. The Company’s deposit growth plan for 2016 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. The Company experienced increases in interest-bearing checking ($1,015,000 or 1.7%) and savings ($755,000 or 1.3%) and decreases in noninterest-bearing ($1,963,000 or 1.0%), money market accounts ($5,630,000 or 4.2%), and time deposits ($1,048,000 or 1.2%). The decrease in money market accounts during the quarter is partially related to the Company’s decision to allow some higher rate promotional accounts to exit the Bank.

Other Borrowed Funds

Other borrowings outstanding as of March 31, 2016 and December 31, 2015, consist of advances (both short-term and long-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$3,500	1.41%	$3,500	1.28%
Long-term borrowings:
FHLB advances	$7,500	1.24%	$7,500	1.24%

The maximum amount of short-term borrowings at any month-end during the first three months of 2016 and 2015 was $28,500,000 and $3,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$3,500	$7,500
Maturity	2016 to 2017	2017 to 2019
Weighted average rates	1.41%	1.24%

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

At March 31, 2016, shareholders’ equity was $85,302,000, representing a decrease of $773,000 (0.9%) from $86,075,000 at December 31, 2015. The decrease results from repurchases of common stock ($3,798,000) exceeding the additions from other comprehensive income ($1,571,000), net income for the period ($1,372,000), and the stock based compensation ($82,000). During the first quarter of 2016, the Company repurchased 367,182 shares of its common stock at an average price of $10.29 per share under the 2016 Stock Repurchase Program. The ratio of total risk-based capital to risk adjusted assets was 20.2% at March 31, 2016 and 20.6% at December 31, 2015. Tier 1 risk-based capital to risk-adjusted assets was 18.9% at March 31, 2016 and 19.3% at December 31, 2015. The leverage ratio was 10.6% at March 31, 2016 and 11.0% at December 31, 2015. Table Ten below lists the Company’s actual capital ratios at March 31, 2016 and December 31, 2015, as well as the minimum capital ratios for capital adequacy.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	At March 31, 2016	At December 31, 2015	Minimum Regulatory Capital Requirements

American River Bankshares

Leverage Ratio	10.6%	11.0%	4.0%
Tier 1 Risk-Based Capital	18.9%	19.3%	6.0%
Total Risk-Based Capital	20.2%	20.3%	8.0%

American River Bank

Leverage Ratio	10.7%	11.0%	4.0%
Common Equity Tier 1 Risk-Based Capital	18.7%	19.1%	4.5%
Tier 1 Risk-Based Capital	18.7%	19.1%	6.0%
Total Risk-Based Capital	20.0%	20.3%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of March 31, 2016 and December 31, 2015.

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

In addition, a “capital conservation buffer,” is established which when fully phased-in will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement will be phased-in between January 1, 2016 and January 1, 2019. The buffer requirement for 2016 is 0.625% and will increase gradually to 2.50% by January 1, 2019. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

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

On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”). The repurchase target of 5% of the outstanding common shares was reached in the first quarter of 2016 and, on April 20, 2016, the Company approved and authorized an increase to this stock repurchase program. See Part II, Item 2, for additional disclosure regarding the 2016 Program.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2016 and 2015.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2016 were approximately $27,276,000 and $238,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2016, consolidated liquid assets totaled $219.2 million or 35.0% of total assets compared to $229.7 million or 36.2% of total assets on December 31, 2015. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At March 31, 2016, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2016, the Bank could have arranged for up to $88,828,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2016, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $11,000,000, leaving $77,828,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2016, the Company’s borrowing capacity at the Federal Reserve Bank was $12,514,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2016 and December 31, 2015, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $27,514,000 and $26,968,000 at March 31, 2016 and December 31, 2015, respectively. As a percentage of net loans and leases these off-balance sheet items represent 9.4% and 9.3%, respectively.

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

After a review of the model results as of March 31, 2016, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016.

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

On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”). The 2016 Program authorized the repurchase during 2016 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 367,182 shares based on the 7,343,649 shares outstanding as of December 31, 2015. During the first quarter of 2016, the Company repurchased the targeted amount of 367,182 shares of its common stock at an average price of $10.29 per share. On April 20, 2016, the Company approved and authorized an increase in the 2016 Program. The increase authorized the repurchase during the remainder of 2016 of up to 5% of the outstanding shares of the Company’s common stock, or approximately an additional 349,715 shares based on the 6,994,300 shares outstanding as of March 31, 2016. Any repurchases under the 2016 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2016 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2016 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2016 Program at any time without notice. The following table lists shares repurchased during the quarter ended March 31, 2016 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 January 1 through January 31, 2016	—	—	—	367,182
Month #2 February 1 through February 29, 2016	367,182	$10.29	367,182	-0-
Month #3 March 1 through March 31, 2016	-0-	—	—	-0-
Total	367,182	$10.29	367,182	N/A
44

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.

(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.

(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006.

(10.3)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.4)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.

*(10.5)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

*(10.6)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.7)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.8)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.9)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.10)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.11)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.12)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.

*(10.13)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.14)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.15)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.

(10.16)	Lease agreement between Registrant and One Capital Center, a California limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.

(10.17)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.

*(10.18)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eighth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013; the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014; the Tenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2015; and the Eleventh Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2016.

*(10.19)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.20)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.21)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.22)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.23)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.24)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395

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
47

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
48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

May 5, 2016	By:	/s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 5, 2016	By:	/s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
49

EXHIBIT INDEX

Exhibit Number	Description	Page

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	51

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	52

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	53
50