Form 10-Q
period 2016-06-30
AMERICAN RIVER BANKSHARES
filed 2016-08-09
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock – 6,656,594 shares outstanding at August 8, 2016.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

Part I.		Page
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

Part II.

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51

Signatures		56

Exhibit Index		57
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	58
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	59
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	60

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	June 30, 2016	December 31, 2015
ASSETS

Cash and due from banks	$22,671	$23,727
Interest-bearing deposits in banks	999	750
Investment securities:
Available-for-sale, at fair value	254,483	273,819
Held-to-maturity, at amortized cost	540	623
Loans and leases, less allowance for loan and lease losses of $5,132 at June 30, 2016 and $4,975 at December 31, 2015	305,088	289,102
Premises and equipment, net	1,305	1,407
Federal Home Loan Bank stock	3,779	3,779
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	896	3,551
Bank owned life insurance	14,643	14,483
Accrued interest receivable and other assets	5,086	7,078
	$625,811	$634,640

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$195,903	$190,548
Interest-bearing	330,030	340,142
Total deposits	525,933	530,690

Short-term borrowings	5,000	3,500
Long-term borrowings	6,000	7,500
Accrued interest payable and other liabilities	5,312	6,875

Total liabilities	542,245	548,565

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 6,655,980 shares at June 30, 2016 and 7,343,649 shares at December 31, 2015	42,311	49,554
Retained earnings	37,094	34,418
Accumulated other comprehensive income, net of taxes	4,161	2,103

Total shareholders’ equity	83,566	86,075
	$625,811	$634,640

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2016	2015	2016	2015
Interest income:
Interest and fees on loans:
Taxable	$3,445	$3,339	$6,807	$6,719
Exempt from Federal income taxes	173	85	345	123
Interest on deposits in banks	2	1	3	2
Interest and dividends on investment securities:
Taxable	1,441	1,657	2,993	3,073
Exempt from Federal income taxes	162	191	346	381
Dividends	6	10	11	10
Total interest income	5,229	5,283	10,505	10,185
Interest expense:
Interest on deposits	182	208	366	422
Interest on borrowings	39	36	89	70
Total interest expense	221	244	455	492

Net interest income	5,008	5,039	10,050	9,693
Provision for loan and lease losses	—	—	—	—

Net interest income after provision for loan and lease losses	5,008	5,039	10,050	9,693
Noninterest income:
Service charges on deposit accounts	127	127	256	244
(Loss) gain on sale, call, or impairment of securities	(1)	51	281	218
Rental income from other real estate owned	—	90	106	161
Other noninterest income	237	239	474	469
Total noninterest income	363	507	1,117	1,092

Noninterest expense:
Salaries and employee benefits	2,101	2,045	4,261	4,315
Occupancy	292	301	590	594
Furniture and equipment	163	179	328	356
Federal Deposit Insurance Corporation assessments	76	76	156	156
Expenses related to other real estate owned	20	55	360	202
Other expense	763	759	1,511	1,605
Total noninterest expense	3,415	3,415	7,206	7,228

Income before provision for income taxes	1,956	2,131	3,961	3,557

Provision for income taxes	652	745	1,285	1,215

Net income	$1,304	$1,386	$2,676	$2,342

Basic earnings per share	$0.19	$0.18	$0.39	$0.30
Diluted earnings per share	$0.19	$0.18	$0.39	$0.30

Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2016	2015	2016	2015

Net income	$1,304	$1,386	$2,676	$2,342
Other comprehensive income (loss):
Increase (decrease) in net unrealized gains on investment securities	810	(1,847)	3,712	254
Deferred tax (expense) benefit	(324)	739	(1,485)	(102)
Increase (decrease) in net unrealized gains on investment securities, net of tax	486	(1,108)	2,227	152

Reclassification adjustment for realized losses (gains) included in net income	1	(51)	(281)	(218)
Tax effect	—	20	112	87
Realized losses (gains), net of tax	1	(31)	(169)	(131)

Total other comprehensive gain (loss) income	487	(1,139)	2,058	21

Comprehensive income	$1,791	$247	$4,734	$2,363

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2015	8,089,615	57,126	29,150	3,371	89,647

Net income			2,342		2,342
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				21	21

Net restricted stock award activity and related compensation expense	45,023	111			111

Stock option compensation expense		15			15
Retirement of common stock	(404,481)	(3,945)			(3,945)

Balance, June 30, 2015	7,730,157	$53,307	$31,492	$3,392	$88,191

Balance, January 1, 2016	7,343,649	49,554	34,418	2,103	86,075
Net income			2,676		2,676
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				2,058	2,058

Net restricted stock award activity and related compensation expense	28,728	147			147
Stocks option exercised and compensation expense	500	24			24
Retirement of common stock	(716,897)	(7,414)			(7,414)

Balance, June 30, 2016	6,655,980	$42,311	$37,094	$4,161	$83,566

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the six months ended June 30,	2016	2015

Cash flows from operating activities:
Net income	$2,676	$2,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	—
Increase (decrease) in deferred loan origination fees, net	26	(29)
Depreciation and amortization	220	212
Gain on sale, call, and impairment of investment securities, net	(281)	(218)
Amortization of investment security premiums and discounts, net	1,422	1,798
Increase in cash surrender values of life insurance policies	(160)	(159)
Stock based compensation expense	167	126
Loss/gain on sale/write-down of other real estate owned	259	68
Decrease in accrued interest receivable and other assets	621	162
Decrease in accrued interest payable and other liabilities	(1,563)	(698)

Net cash provided by operating activities	3,387	3,503

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	8,287	15,383
Proceeds from matured available-for-sale investment securities	600	—
Purchases of available-for-sale investment securities	(8,875)	(28,393)
Proceeds from principal repayments for available-for-sale investment securities	21,612	24,317
Proceeds from principal repayments for held-to-maturity investment securities	83	122
Net increase in interest-bearing deposits in banks	(249)	—
Net increase in loans	(14,326)	(17,267)
Proceeds from sale of other real estate	710	924
Capitalized additions to other real estate	—	(126)
Net increase in FHLB stock	—	(93)
Purchases of equipment	(118)	(155)

Net cash provided by (used in) investing activities	7,724	(5,288)

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the six months ended June 30,	2016	2015

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(2,785)	$1,343
Net decrease in time deposits	(1,972)	(53)
Net increase in short-term borrowings	1,500	—
Net decrease in long-term borrowings	(1,500)	—
Proceeds from stock option exercise	4	—
Cash paid to repurchase common stock	(7,414)	(3,945)

Net cash used in financing activities	$(12,167)	$(2,655)

Decrease in cash and cash equivalents	(1,056)	(4,440)

Cash and cash equivalents at beginning of year	23,727	22,449

Cash and cash equivalents at end of period	$22,671	$18,009

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company:”) at June 30, 2016 and December 31, 2015, the results of its operations and statement of comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, its cash flows for the six-month periods ended June 30, 2016 and 2015 and its statement of changes in shareholders’ equity for the six months ended June 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the three-month and six-month periods ended June 30, 2016 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 119,237 options remain outstanding at June 30, 2016. At June 30, 2016, under the 2010 Plan, there were 76,461 stock options and 68,025 restricted shares outstanding and the total number of authorized shares that remain available for issuance was 1,377,766. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended June 30, 2016 and 2015, the compensation cost recognized for equity compensation was $85,000 and $71,000, respectively. The recognized tax benefit for equity compensation expense was $30,000 and $25,000, respectively, for the three-month periods ended June 30, 2016 and 2015. For the six-month periods ended June 30, 2016 and 2015, the compensation cost recognized for equity compensation was $167,000 and $126,000, respectively. The recognized tax benefit for equity compensation expense was $59,000 and $45,000, respectively, for the six-month periods ended June 30, 2016 and 2015.

At June 30, 2016, the total compensation cost related to nonvested stock option awards not yet recorded was $119,000. This amount will be recognized over the next 4.0 years and the weighted average period of recognizing these costs is expected to be 2.1 years. At June 30, 2016, the total compensation cost related to restricted stock awards not yet recorded was $520,000. This amount will be recognized over the next 5.0 years and the weighted average period of recognizing these costs is expected to be 1.8 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month and six-month periods ended June 30, 2016. There were 26,427 stock options awarded during the three-month and six-month periods ended June 30, 2015 at an average exercise price of $9.56. The weighted average award date fair value of options awarded for the three-month and six-month periods ended June 30, 2015 was $3.24. A summary of option activity under the Plans as of June 30, 2016 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2016	248,411	$15.19	3.7 years	$232
Awarded	—	—	—	—
Exercised	500	8.50	—	—
Expired, forfeited or cancelled	52,213	23.09	—	—
Outstanding at June 30, 2016	195,698	$13.09	4.1 years	$190
Vested at June 30, 2016	151,454	$14.28	2.8 years	$136
Non-vested at June 30, 2016	44,244	$9.05	8.2 years	$54

Restricted Stock

There were 11,923 and 29,756 shares of restricted stock awarded during the three-month and six-month periods ended June 30, 2016, respectively. There were 24,491 and 45,023 shares of restricted stock awarded during the three-month and six-month periods ended June 30, 2015, respectively.

Restricted Stock	Shares	Weighted Average Award Date Fair Value
Nonvested at January 1, 2016	57,516	$9.21
Awarded	29,756	10.26
Less: Vested	18,219	9.30
Less: Expired, forfeited or cancelled	1,028	9.23
Nonvested at June 30, 2016	68,025	$9.65

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three-month or six-month month periods ended June 30, 2016 or 2015 or outstanding at June 30, 2016 or December 31, 2015.

The intrinsic value used for stock options and restricted stock awards was derived from the market price of the Company’s common stock of $10.26 as of June 30, 2016.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $25,804,000 and standby letters of credit of approximately $238,000 at June 30, 2016 and loan commitments of approximately $26,730,000 and standby letters of credit of approximately $238,000 at December 31, 2015. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2016 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2016 or December 31, 2015.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (6,717,456 and 6,906,620 shares for the three-month and six-month periods ended June 30, 2016, and (7,659,883 and 7,740,320 shares for the three-month and six-month periods ended June 30, 2015). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 28,643 and 26,815, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2016 and 14,828 and 13,999, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2015. For the three-month periods ended June 30, 2016 and 2015, there were 105,844 and 214,066 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. For the six-month periods ended June 30, 2016 and 2015, there were 138,549 and 214,066 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of Available-for-Sale and Held-to-Maturity investment securities at June 30, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

Available-for-Sale

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$223,053	$5,769	$(100)	$228,722
Obligations of states and political subdivisions	22,945	1,204	(6)	24,143
Corporate bonds	1,501	36	—	1,537
Equity securities:
Corporate stock	49	32	—	81
	$247,548	$7,041	$(106)	$254,483

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$244,056	$3,059	$(930)	$246,185
Obligations of states and political subdivisions	24,706	1,307	—	26,013
Corporate bonds	1,502	49	—	1,551
Equity securities:
Corporate stock	51	19	—	70
	$270,315	$4,434	$(930)	$273,819

Net unrealized gains on available-for-sale investment securities totaling $6,935,000 were recorded, net of $2,774,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2016. There were no sales or calls of available-for-sale investment securities for the three-month period ended June 30, 2016, however, there was an impairment loss of one security resulting in the write-down of the remaining balance of $1,000, and for the six-month period ended June 30, 2016 proceeds and gross realized gains from the sale, call, and impairment of available-for-sale investment securities totaled $8,287,000 and $281,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and six-month periods ended June 30, 2016.

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

Held-to-Maturity

June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$540	$44	$—	$584

December 31, 2015		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$623	$46	$—	$669

There were no sales or transfers of held-to-maturity investment securities for the periods ended June 30, 2016 and June 30, 2015. Investment securities with unrealized losses at June 30, 2016 and December 31, 2015 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

June 30, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$2,058	$(18)	9,822	(82)	$11,880	$(100)
Obligations of states and political subdivisions	1,433	(6)	—	—	1,433	(6)
	$3,491	$(24)	$9,822	$(82)	$13,313	$(106)

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Agencies	$93,265	$(813)	$5,251	$(117)	$98,516	$(930))
Obligations of states and political subdivisions	—	—	—	—	—	—
	$93,265	$(813)	$5,251	$(117)	$98,516	$(930)

There were no held-to-maturity investment securities with unrealized losses as of June 30, 2016 or December 31, 2015. At June 30, 2016, the Company held 213 securities of which four were in a loss position for less than twelve months and six were in a loss position for twelve months or more.  Of the four securities in a loss position for less than twelve months, two were U.S. Government Agencies and Sponsored Agencies securities and two were obligations of states or political subdivisions and of the six securities that were in a loss position for greater than twelve months, all six were U.S. Government Agencies and Sponsored Agencies securities.

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

The amortized cost and estimated fair values of investment securities at June 30, 2016 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$2,430	$2,479
After one year through five years	3,697	3,806
After five years through ten years	11,662	12,563
After ten years	6,657	6,832
	24,446	25,680

Investment securities not due at a single maturity date:
US Government Agencies and Sponsored Agencies	223,053	228,722	$540	$584
Corporate stock	49	81	—	—
	$247,548	$254,483	$540	$584

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At June 30, 2016 and December 31, 2015, the recorded investment in nonperforming loans and leases was approximately $1,055,000 and $1,643,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At June 30, 2016, the recorded investment in loans and leases that were considered to be impaired totaled $20,832,000, which includes $1,029,000 in nonaccrual loans and leases and $19,803,000 in performing loans and leases. Of the total impaired loans of $20,832,000, loans totaling $11,980,000 were deemed to require no specific reserve and loans totaling $8,852,000 were deemed to require a related valuation allowance of $904,000. At December 31, 2015, the recorded investment in loans and leases that were considered to be impaired totaled $21,365,000 and had a related valuation allowance of $899,000.

At June 30, 2016 and December 31, 2015, the balance in other real estate owned (“OREO”) was $896,000 and $3,551,000, respectively. At June 30, 2016, the Company did not own any residential OREO properties nor was there any residential properties in the process of foreclosure. During the first quarter of 2016, the Company sold a single commercial property in El Dorado County for a gain of $117,000. Also, during the first quarter the Company obtained an updated appraisal on existing commercial land in Sacramento County, which resulted in a charge to expense of $376,000. The Company did not add any properties to OREO during the first quarter of 2016. During the second quarter of 2016, the Company did not add any properties to OREO or sell any OREO property.

The June 30, 2016 OREO balance of $896,000 consists of two properties, one of which is commercial real estate in the amount of $243,000 and the other is commercial land in the amount of $653,000.

Nonperforming assets at June 30, 2016 and December 31, 2015 are summarized as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015

Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$643	$379
Nonaccrual loans and leases that are past due	412	1,264
Loans and leases past due 90 days and accruing interest	—	—
Other assets	878	878
Other real estate owned	896	3,551
Total nonperforming assets	$2,829	$6,072

Nonperforming loans and leases to total loans and leases	0.34%	0.56%
Total nonperforming assets to total assets	0.45%	0.96%

Impaired loans and leases as of and for the periods ended June 30, 2016 and December 31, 2015 are summarized as follows:

(dollars in thousands)	As of June 30, 2016			As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Commercial	$—	$—	$—	$—	$—	$—
Real estate-commercial	11,643	12,276	—	12,269	12,902	—
Real estate-residential	337	424	—	338	338	—
Subtotal	$11,980	$12,700	$—	$12,607	$13,240	$—

With an allowance recorded:
Commercial	$91	$91	$11	$121	$121	$25
Real estate-commercial	6,013	6,107	675	5,597	5,693	598
Real estate-multi-family	485	485	4	488	488	5
Real estate-residential	1,838	1,838	151	2,114	2,201	204
Agriculture	364	364	37	370	370	38
Consumer	61	61	26	68	68	29
Subtotal	$8,852	$8,946	$904	$8,758	$8,941	$899

Total:

Commercial	$91	$91	$11	$121	$121	$25
Real estate-commercial	17,656	18,383	675	17,866	18,595	598
Real estate-multi-family	485	485	4	488	488	5
Real estate-residential	2,175	2,262	151	2,452	2,539	204
Agriculture	364	364	37	370	370	38
Consumer	61	61	26	68	68	29
	$20,832	$21,646	$904	$21,365	$22,181	$899

The following table presents the average balance related to impaired loans and leases for the periods indicated (dollars in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Commercial	$80	$757	$100	$794
Real estate-commercial	16,878	19,796	17,021	19,383
Real estate-multi-family	491	492	495	494
Real estate-residential	2,216	2,840	2,236	2,848
Agriculture	373	377	378	378
Consumer	76	132	77	115
Total	$20,114	$24,394	$20,307	$24,012

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (dollars in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Commercial	$2	$3	$3	$5
Real estate-commercial	259	216	444	472
Real estate-multi-family	2	7	10	12
Real estate-construction	—	—	—	—
Real estate-residential	31	32	52	63
Agriculture	5	5	10	8
Consumer	—	—	—	1
Total	$299	$263	$519	$561

7. TROUBLED DEBT RESTRUCTURINGS

During the three and six-month periods ended June 30, 2016, there were no loans that were modified as troubled debt restructurings.

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

There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2015 and June 30, 2016.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of June 30, 2016 and December 31, 2015 are summarized below:

June 30, 2016	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$32,574	$175,479	$35,038	$3,917	$13,361
Watch	782	21,160	487	9,878	1,810
Special mention	—	6,169	—	—	385
Substandard	2,837	631	—	—	804
Doubtful	—	—	—	—	—
Total	$36,193	$203,439	$35,525	$13,795	$16,360

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$534	$1,953	$1,455		$264,311
Watch	—	364	296		34,777
Special mention	—	—	433		6,987
Substandard	—	—	120		4,392
Doubtful	—	—	—		—
Total	$534	$2,317	$2,304		$310,467

December 31, 2015	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$32,216	$172,755	$23,001	$6,371	$10,593
Watch	1,073	17,318	493	8,162	2,099
Special mention	—	8,363	—	—	697
Substandard	2,906	1,155	—	—	811
Doubtful or loss	—	—	—	—	—
Total	$36,195	$199,591	$23,494	$14,533	$14,200

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$732	$2,061	$2,136		$249,865
Watch	—	370	378		29,893
Special mention	—	—	433		9,493
Substandard	—	—	175		5,047
Doubtful or loss	—	—	—		—
Total	$732	$2,431	$3,122		$294,298
18

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

June 30, 2016
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance, January 1, 2016	$860	$2,369	$228	$813	$319	$1	$77	$78	$230	$4,975
Provision for loan losses	(125)	266	101	(88)	(36)	—	(4)	(90)	(24)	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	73	12	—	—	—	—	—	72	—	157

Ending balance, June 30, 2016	$808	$2,647	$329	$725	$283	$1	$73	$60	$206	$5,132

Ending balance:
Individually evaluated for impairment	$11	$675	$4	$—	$151	$—	$37	$26	$—	$904

Ending balance:
Collectively evaluated for impairment	$797	$1,972	$325	$725	$132	$1	$36	$34	$206	$4,228

Loans

Ending balance	$36,193	$203,439	$35,525	$13,795	$16,360	$534	$2,317	$2,304	$—	$310,467

Ending balance:
Individually evaluated for impairment	$91	$17,656	$485	$—	$2,175	$—	$364	$61	$—	$20,832

Ending balance:
Collectively evaluated for impairment	$36,102	$185,783	$35,040	$13,795	$14,185	$534	$1,953	$2,243	$—	$289,635

Allowance for Loan and Lease Losses

Beginning balance, March 31, 2016	$813	$2,513	$270	$625	$298	$2	$77	$65	$419	$5,082
Provision for loan losses	(44)	123	59	100	(15)	(1)	(4)	(5)	(213)	—
Loans charged off	—	—	—	—	—	—	—	—	—	—
Recoveries	39	11	—	—	—	—	—	—	—	50

Ending balance, June 30, 2016	$808	$2,647	$329	$725	$283	$1	$73	$60	$206	$5,132

December 31, 2015
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$25	$598	$5	$—	$204	$—	$38	$29	$—	$899

Ending balance:
Collectively evaluated for impairment	$835	$1,771	$223	$813	$115	$1	$39	$49	$230	$4,076

Loans

Ending balance	$36,195	$199,591	$23,494	$14,533	$14,200	$732	$2,431	$3,122	$—	$294,298

Ending balance:
Individually evaluated for impairment	$121	$17,866	$488	$—	$2,452	$—	$370	$68	$—	$21,365

Ending balance:
Collectively evaluated for impairment	$36,074	$181,725	$23,006	$14,533	$11,748	$732	$2,061	$3,054	$—	$272,933

June 30, 2015
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2015	$1,430	$2,317	$130	$583	$399	$2	$62	$124	$254	$5,301
Provision for loan losses	199	(389)	(23)	224	(14)	—	(12)	2	13	—
Loans charged off	—	—	—	—	—	(1)	—	(6)	—	(7)
Recoveries	23	40	—	—	—	—	—	2	—	65
Ending balance, June 30, 2015	$1,652	$1,968	$107	$807	$385	$1	$50	$122	$267	$5,359

Allowance for Loan and Lease Losses

Beginning balance, March 31, 2015	$1,403	$2,284	$120	$680	$392	$1	$55	$132	$241	$5,308
Provision for loan losses	232	(355)	(13)	127	(7)	1	(5)	(6)	26	—
Loans charged off	—	—	—	—	—	(1)	—	(4)	—	(5)
Recoveries	17	39	—	—	—	—	—	—	—	56

Ending balance, June 30, 2015	$1,652	$1,968	$107	$807	$385	$1	$50	$122	$267	$5,359

The Company’s aging analysis of the loan and lease portfolio at June 30, 2016 and December 31, 2015 are summarized below:

June 30, 2016 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$36,193	$36,193	—	$22
Real estate:
Commercial	982	351	—	1,333	202,106	203,439	—	631
Multi-family	—	—	—	—	35,525	35,525	—	—
Construction	—	—	—	—	13,795	13,795	—	—
Residential	—	—	—	—	16,360	16,360	—	337
Other:
Leases	—	—	—	—	534	534	—	—
Agriculture	—	—	—	—	2,317	2,317	—	—
Consumer	300	36	—	336	1,968	2,304	—	65
Total	$1,282	$387	$—	$1,669	$308,798	$310,467	$—	$1,055

December 31, 2015 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$30	$30	$36,165	$36,195	$—	$30
Real estate:
Commercial	—	359	499	858	198,733	199,591	—	1,155
Multi-family	—	—	—	—	23,494	23,494	—	—
Construction	—	—	—	—	14,533	14,533	—	—
Residential	—	—	338	338	13,862	14,200	—	338
Other:
Leases	—	—	—	—	732	732	—	—
Agriculture	—	—	—	—	2,431	2,431	—	—
Consumer	367	—	—	367	2,755	3,122	—	120

Total	$367	$359	$867	$1,593	$292,705	$294,298	$—	$1,643

9. BORROWING ARRANGEMENTS

At June 30, 2016, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2016 or December 31, 2015.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $11,000,000 were outstanding from the FHLB at June 30, 2016, bearing interest rates ranging from 0.75% to 1.91% and maturing between July 20, 2016 and July 12, 2019. Advances totaling $11,000,000 were outstanding from the FHLB at December 31, 2015, bearing interest rates ranging from 0.45% to 1.91% and maturing between January 19, 2016 and July 12, 2019. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2016 and December 31, 2015 totaled $83,483,000 and $78,326,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at June 30, 2016 and December 31, 2015 were $12,399,000 and $11,371,000, respectively. There were no advances outstanding under this borrowing arrangement as of June 30, 2016 and December 31, 2015.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month and six-month periods ended June 30, 2016 and 2015.

Federal and state income taxes for the quarter ended June 30, 2016 decreased $93,000 (12.5%) from $745,000 in the second quarter of 2015 to $652,000 in the second quarter of 2016 and increased $70,000 (5.8%) from $1,215,000 in the six months ended June 30, 2015 to $1,285,000 for the six months ended June 30, 2016. The combined federal and state effective tax rate for the quarter ended June 30, 2016 was 33.3%, compared to 35.0% for the second quarter of 2015. For the six months ended June 30, 2016, the combined federal and state effective tax rate was 32.4% compared to 34.2% for the six months ended June 30, 2015. The lower effective tax rate for both periods in 2016 compared to 2015 resulted from an increase in tax exempt loan interest. Tax exempt loan interest was $173,000 in the second quarter of 2016 compared to $85,000 in the second quarter of 2015 and tax exempt loan interest was $345,000 in the first six months of 2016 compared to $123,000 in the first six months of 2015.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2016 and December 31, 2015. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
June 30, 2016	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$22,671	$22,671			$22,671
Interest-bearing deposits in banks	999		$999		999
Available-for-sale securities	254,483	36	254,447		254,483
Held-to-maturity securities	540		584		584
FHLB stock	3,779	N/A	N/A	N/A	N/A
Net loans and leases:	305,088			$310,957	310,957
Accrued interest receivable	1,728		954	774	1,728
Financial liabilities:
Deposits:
Noninterest-bearing	$195,903	$195,903			$195,903
Savings	59,686	59,686			59,686
Money market	127,864	127,864			127,864
NOW accounts	59,686	59,686			59,686
Time Deposits	82,599		$83,034		83,034
Short-term borrowings	5,000	5,000			5,000
Long-term borrowings	6,000		6,049		6,049
Accrued interest payable	40	1	39		40

	Carrying	Fair Value Measurements Using:
December 31, 2015	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$23,727	$23,727	$—	$—	$23,727
Interest-bearing deposits in banks	750	—	752	—	752
Available-for-sale securities	273,819	24	273,795	—	273,819
Held-to-maturity securities	623	—	669	—	669
FHLB stock	3,779	N/A	N/A	N/A	N/A
Net loans and leases:	289,102	—	—	292,444	292,444
Accrued interest receivable	1,885	—	1,077	808	1,885
Financial liabilities:
Deposits:
Noninterest-bearing	$190,548	$190,548	$—	$—	$190,548
Savings	59,061	59,061	—	—	59,061
Money market	135,186	135,186	—	—	135,186
NOW accounts	61,324	61,324	—	—	61,324
Time Deposits	84,571	—	85,165	—	85,165
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	7,500	—	7,502	—	7,502
Accrued interest payable	60	—	60	—	60

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at June 30, 2016 and December 31, 2015:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at June 30, 2016 and December 31, 2015.

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

June 30, 2016
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$228,722	$—	$228,722	$—	$—
Obligations of states and political subdivisions	24,143	—	24,143	—	—
Corporate bonds	1,537	—	1,537	—	—
Corporate stock	81	36	45	—	—
Total recurring	$254,483	$36	$254,447	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$3,848	$—	$—	$3,848	$—
Residential	337	—	—	337	—
Other real estate owned
Commercial	243	—	—	243	—
Land	653	—	—	653	(376)
Total nonrecurring	$5,081	$—	$—	$5,081	$(376)
25

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2015
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$246,185	$—	$246,185	$—	$—
Corporate Debt securities	1,551	—	1,551
Obligations of states and political subdivisions	26,013	—	26,013	—	—
Corporate stock	70	24	46	—	—
Total recurring	$273,819	$24	$273,795	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$3,900	$—	$—	$3,900	$(334)

Other real estate owned
Commercial	2,522	—	—	2,522	—
Land	1,029	—	—	1,029	—
Total nonrecurring	$7,451	$—	$—	$7,451	$(334)

There were no significant transfers between Levels 1 and 2 during the three-month and six-month periods ended June 30, 2016 or the twelve months ended December 31, 2015.

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

Impaired loans – The fair value of collateral dependent impaired loans adjusted for specific allocations of the allowance for loan losses is generally based on recent real estate appraisals and/or evaluations. These appraisals and/or evaluations may utilize a single valuation approach or a combination of approaches including comparable sales, cost and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income and other available data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for all Level 3 nonrecurring impaired loans is the sales comparison approach less a reserve for past due taxes and selling costs ranging from 8% to 10%.

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

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU No. 2016-02 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2015 and June 30, 2016 and its income and expense accounts for the three-month and six-month periods ended June 30, 2016 and 2015. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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
29

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

Use of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q (“Form 10Q”) contains certain non-GAAP (Generally Accepted Accounting Principles) financial measures in addition to results presented in accordance with GAAP.  These measures include tangible book value and taxable equivalent basis.  Management has presented these non-GAAP financial measures in this Form 10Q because it believes that they provide useful and comparative information to assess trends in the Company’s financial position reflected in the current quarter and year-to-date results and facilitate comparison of our performance with the performance of our peers.

Net Interest Margin and Efficiency Ratio (non-GAAP financial measures)

In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio.  The Company believes the presentation of net interest margin on a taxable equivalent basis using a 34% effective tax rate allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt loans and investments.

Tangible Equity (non-GAAP financial measures)

Tangible common stockholders’ equity (tangible book value) excludes goodwill and other intangible assets.  The Company believes the exclusion of goodwill and other intangible assets to create “tangible equity” facilitates the comparison of results for ongoing business operations.  The Company’s management internally assesses its performance based, in part, on these non-GAAP financial measures.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at June 30, 2016 or 2015 or for the three-month and six-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 97 full-time employees as of June 30, 2016.

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

In addition, American River Bank operates a loan production office in Santa Clara County, in the city of San Jose.

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

Overview

The Company recorded net income of $1,304,000 for the quarter ended June 30, 2016, which was a decrease of $82,000 compared to $1,386,000 reported for the same period of 2015. Diluted earnings per share for the second quarter of 2016 were $0.19 compared to $0.18 recorded in the second quarter of 2015. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the second quarter of 2016 were 6.29% and 0.84%, respectively, as compared to 6.31% and 0.90%, respectively, for the same period in 2015.

Net income for the six months ended June 30, 2016 and 2015 was $2,676,000 and $2,342,000, respectively, with diluted earnings per share of $0.39 in 2016 and $0.30 in 2015. For the first six months of 2016, ROAE was 6.37% and ROAA was 0.85% compared to 5.36% and 0.77%, respectively, for the same period in 2015.

Total assets of the Company decreased by $8,829,000 (1.4%) from $634,460,000 at December 31, 2015 to $625,811,000 at June 30, 2016. Net loans totaled $305,088,000 at June 30, 2016, an increase of $15,986,000 (5.5%) from $289,102,000 at December 31, 2015. Deposit balances at June 30, 2016 totaled $525,933,000, a decrease of $4,757,000 (0.9%) from the $530,690,000 at December 31, 2015.

The Company ended the second quarter of 2016 with a leverage capital ratio of 10.4%, a Tier 1 capital ratio of 18.0%, and a total risk-based capital ratio of 19.2% compared to 11.0%, 19.3%, and 20.6%, respectively, at December 31, 2015. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Interest income*	$5,343	$5,386	$10,740	$10,359
Interest expense	(221)	(244)	(455)	(492)
Net interest income*	5,122	5,142	10,285	9,867
Provision for loan and lease losses	—	—	—	—
Noninterest income	363	507	1,117	1,092
Noninterest expense	(3,415)	(3,415)	(7,206)	(7,228)
Provision for income taxes	(652)	(745)	(1,285)	(1,215)
Tax equivalent adjustment	(114)	(103)	(235)	(174)
Net income	$1,304	$1,386	$2,676	$2,342

Average total assets	$625,652	$615,492	$630,364	$612,418
Net income (annualized) as a percentage of average total assets	0.84%	0.90%	0.85%	0.77%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.64% for the three months ended June 30, 2016, 3.69% for the three months ended June 30, 2015, 3.64% for the six months ended June 30, 2016 and 3.58% for the six months ended June 30, 2015.

The fully taxable equivalent interest income component for the second quarter of 2016 decreased $43,000 (0.8%) to $5,343,000 compared to $5,386,000 for the three months ended June 30, 2015. The decrease in the fully taxable equivalent interest income for the second quarter of 2016 compared to the same period in 2015 is broken down by rate (down $226,000) and volume (up $183,000). The yield on earning assets decreased from 3.87% during the second quarter of 2015 to 3.80% during the second quarter of 2016. The primary driver in this rate decrease was a decrease in the yield on loans which saw a decrease from 5.01% in the second quarter of 2015 to 4.92% in the second quarter of 2016. While average loans increased $23,452,000 (8.5%) from $276,976,000 during the second quarter of 2015 to $300,423,000 during the second quarter of 2016, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. The investment portfolio also experienced lower yields, decreasing from 2.75% in the second quarter of 2015 to 2.53% in the second quarter of 2016. Part of this decrease is related to a special one-time cash dividend from the Federal Home Loan Bank of San Francisco (the “FHLB”) recorded in 2015 in the amount of $136,000. The volume increase of $183,000 was primarily from loans ($300,000) partially offset by a decrease in investment balances. The average balance of earning assets increased $6,930,000 (1.2%) from $558,901,000 in the second quarter of 2015 to $565,831,000 in the second quarter of 2016. When compared to the second quarter of 2015, average investment securities decreased $16,543,000 (5.9%) from $280,952,000 for the second quarter of 2015 compared to $264,409,000 for the second quarter of 2016.

Total fully taxable equivalent interest income for the six months ended June 30, 2016 increased $381,000 (3.7%) to $10,740,000 compared to $10,359,000 for the six months ended June 30, 2015. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2016 over the same period in 2015 resulted from a decrease in rate (down $121,000) and an increase in volume (up $502,000). Average earning assets increased $12,098,000 (2.2%) from $556,486,000 during the first six months of 2015 to $568,584,000 for the same period in 2016. During the six month periods, the Company also experienced an increase in interest income due to the rates earned on investments (up $74,000) but this was more than offset by a reduction in rates on loans (down $199,000). The yield on investments increased from 2.54% in 2015 to 2.58% in 2016. Part of this increase is related to the slow down in the mortgage refinance market and the related slower amortization of the premiums paid on the mortgage related bonds. Average loan balances increased by $27,966,000 (10.4%) from $269,798,000 during 2015 to $297,764,000 during 2016, but the Company did experience a drop in rates on these loans from 5.05% in 2015 to 4.91% in 2016. This decrease is caused by the overall lower interest rate environment. The volume increase of $502,000 is primarily related to the above mentioned increase in loan balances from 2015 to 2016, which accounted for a $704,000 increase in interest income, which was partially offset by a decrease in average investment balances. Average investment securities decreased $15,871,000 (5.6%) from $285,699,000 for the first six months of 2015 compared to $269,828,000 for the first six months of 2016.

Interest expense was $23,000 (9.4%) lower in the second quarter of 2016 versus the prior year period, decreasing from $244,000 to $221,000. The average balances on interest bearing liabilities were $345,417,000 or $4,974,000 (1.4%) lower in the second quarter of 2016 compared to $350,391,000 for the same quarter in 2015. The decrease in balances had a slight impact on the overall interest expense as the volume decrease accounted for only a $9,000 decrease in interest expense. The primary decrease in interest expense relates to lower rates (down $14,000). Rates paid on interest bearing liabilities decreased 2 basis points from 0.28% to 0.26% for the second quarter of 2015 compared to the second quarter of 2016.

Interest expense was $37,000 (7.5%) lower in the six-month period ended June 30, 2016 decreasing from $492,000 in 2015 to $455,000 in 2016. The decrease is related to rates (down $55,000) partially offset by volume (up $18,000). The average balances on interest-bearing liabilities were $350,681,000 (down $3,537,000 or 1.0% lower) in the six-month period ended June 30, 2016 compared $354,218,000 in the same period in 2015. Although the average balances were lower, the decreased balances did not result in a decrease in interest expense as the decrease in interest bearing balances (down $18,000) was more than offset by an increase in other borrowings which increased by $36,000. Average other borrowings increased $6,562,000 (51.4%) from $12,765,000 in the first six months of 2015 to $19,327,000 in the first six months of 2016. The primary decrease in interest expense relates to lower rates (down $55,000). Rates paid on interest bearing liabilities decreased 2 basis points from 0.28% to 0.26% for 2015 compared to 2016.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
Three Months Ended June 30,	2016			2015
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$283,373	$3,445	4.89%	$267,888	$3,339	5.00%
Tax-exempt loans and leases (2)	17,050	232	5.47%	9,073	123	5.43%
Taxable investment securities	240,997	1,441	2.40%	254,676	1,657	2.61%
Tax-exempt investment securities (2)	23,336	215	3.71%	26,202	255	3.90%
Corporate stock (2)	76	8	42.34%	74	11	59.62%
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	999	2	0.81%	978	1	0.41%
Total earning assets	565,831	5,343	3.80%	558,901	5,386	3.87%
Cash & due from banks	28,070			22,221
Other assets	36,849			39,715
Allowance for loan & lease losses	(5,098)			(5,345)
	$625,652			$615,492

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$188,365	35	0.07%	$189,816	62	0.13%
Savings	59,679	5	0.03%	57,915	9	0.06%
Time deposits	83,087	142	0.69%	88,116	137	0.62%
Other borrowings	14,286	39	1.10%	14,544	36	0.99%
Total interest bearing liabilities	345,417	221	0.26%	350,391	244	0.28%
Noninterest bearing demand deposits	190,646			170,792
Other liabilities	6,258			6,266
Total liabilities	542,321			527,449
Shareholders’ equity	83,331			88,043
	$625,652			$615,492
Net interest income & margin (3)		$5,122	3.64%		$5,142	3.69%

(1)	Loan interest includes loan fees of $55,000 and $56,000, respectively, during the three months ended June 30, 2016 and June 30, 2015. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2016 and 2015.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (91 days) and annualized to actual days in the year (366 days in 2016 and 365 days in 2015).

Six Months Ended June 30,	2016			2015
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$281,143	$6,807	4.87%	$263,161	$6,596	5.05%
Tax-exempt loans and leases (2)	16,621	462	5.59%	6,637	167	5.07%
Taxable investment securities	245,310	2,993	2.45%	259,312	3,073	2.39%
Tax-exempt investment securities (2)	24,446	461	3.79%	26,314	509	3.90%
Corporate stock (2)	72	14	39.10%	73	12	33.15%
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	992	3	0.61%	989	2	0.41%
Total earning assets	568,584	10,740	3.80%	556,486	10,359	3.75%
Cash & due from banks	28,108			21,746
Other assets	38,723			39,511
Allowance for loan & lease losses	(5,051)			(5,325)
	$630,364			$612,418

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$188,463	75	0.08%	$195,141	131	0.14%
Savings	59,442	10	0.03%	58,405	17	0.06%
Time deposits	83,449	281	0.68%	87,907	274	0.63%
Other borrowings	19,327	89	0.93%	12,765	70	1.11%
Total interest-bearing liabilities	350,681	455	0.26%	354,218	492	0.28%
Noninterest-bearing demand deposits	188,791			163,635
Other liabilities	6,362			6,403
Total liabilities	545,834			524,256
Shareholders’ equity	84,530			88,162
	$630,364			$612,418
Net interest income & margin (3)		$10,285	3.64%		$9,867	3.58%

(1)	Loan interest includes loan fees of $95,000 and $93,000, respectively, during the six months ended June 30, 2016 and June 30, 2015. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2016 and 2015.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (182 days for 2016 and 181 days for 2015) and annualized to actual days in the year (366 days for 2016 and 365 days for 2015).
36

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended June 30, 2016 over 2015 (dollars in thousands)
Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$192	$(86)	$106
Tax-exempt loans and leases (2)	108	1	109
Taxable investment securities	(89)	(127)	(216)
Tax exempt investment securities (3)	(28)	(12)	(40)
Corporate stock	—	(3)	(3)
Interest-bearing deposits in banks	—	1	1
Total	183	(226)	(43)
Interest-bearing liabilities:
Interest checking and money market	—	(27)	(27)
Savings deposits	—	(4)	(4)
Time deposits	(8)	13	5
Other borrowings	(1)	4	3
Total	(9)	(14)	(23)
Interest differential	$192	$(212)	$(20)

Six Months Ended June 30, 2016 over 2015 (dollars in thousands)
Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$452	$(241)	$211
Tax-exempt loans and leases (2)	252	43	295
Taxable investment securities	(166)	86	(80)
Tax exempt investment securities (3)	(36)	(12)	(48)
Corporate stock	—	2	2
Interest-bearing deposits in banks	—	1	1
Total	502	(121)	381
Interest-bearing liabilities:
Interest checking and money market	(4)	(52)	(56)
Savings deposits	—	(7)	(7)
Time deposits	(14)	21	7
Other borrowings	36	(17)	19
Total	18	(55)	(37)
Interest differential	$484	$(66)	$418

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)	Loan fees of $55,000 and $56,000, respectively, during the three months ended June 30, 2016 and June 30, 2015, and loan fees of $95,000 and $93,000, respectively, during the six months ended June 30, 2016 and June 30, 2015, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2016 and 2015.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company did not provide any provision for loan and lease losses for the second quarter of 2016 or 2015. The Company experienced net loan and lease recoveries of $50,000 or 0.07% (on an annualized basis) of average loans and leases for the three months ended June 30, 2016 compared to net loan and lease recoveries of $51,000 or 0.07% (on an annualized basis) of average loans and leases for the three months ended June 30, 2015. For the first six months of 2016 and 2015, the Company did not make any provisions for loan and lease losses and net loan and lease recoveries were $157,000 or 0.11% (on an annualized basis) of average loans and leases outstanding in 2016 and $58,000 or 0.04% (on an annualized basis) of average loans and leases outstanding in 2015. The Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$128	$127	$257	$244
(Loss) gain on sale/call/impairment of securities	(1)	51	281	218
Merchant fee income	93	99	179	187
Bank owned life insurance	81	81	159	159
Income from OREO properties	—	90	106	161
Other	62	59	135	123
Total noninterest income	$363	$507	$1,117	$1,092

Noninterest income decreased $144,000 (28.4%) to $363,000 for the three months ended June 30, 2016 compared to $507,000 for the three months ended June 30, 2015. The decrease from the second quarter of 2015 to the second quarter of 2016 was primarily related to a decrease in gain on sale of securities, which decreased $52,000 (102.0%) from $51,000 in 2015 to a loss of $1,000 in 2016 and rental income from OREO properties which decreased $90,000 (100.0%) from $90,000 in 2015 to zero in 2016. The decrease in OREO income resulted from the sale of the only income producing OREO property in the first quarter of 2016.

For the six months ended June 30, 2016, noninterest income increased $25,000 (2.3%) from $1,092,000 to $1,117,000. The increase from the first six months of 2015 compared to the same period in 2016 was primarily related to the gain on sale of securities (up $63,000 or 28.9%) resulting in income of $218,000 in the first half of 2015 compared to $281,000 for the first half of 2016. In addition, there was a decrease in rental income from OREO properties which declined $55,000 (34.2%) from $161,000 in 2015 to $106,000 in 2016.

Noninterest Expense

Noninterest expense was $3,415,000 in the second quarter of 2016 and 2015. Salary and employee benefits expense increased $56,000 (2.7%) from $2,045,000 during the second quarter of 2015 to $2,101,000 during the second quarter of 2016. The increase in salaries and benefits resulted from normal salary adjustments and increased benefit costs. Occupancy expense decreased $9,000 (3.0%) and furniture and equipment expense decreased $16,000 (8.9%) from the second quarter of 2015 to the second quarter of 2016. FDIC assessments were $76,000 during both the second quarter of 2016 and 2015. OREO related expenses decreased $35,000 (63.6%) during the second quarter of 2016 to $20,000, from $55,000 in the second quarter of 2015. The primary reason for the decrease in OREO related expenses was the reduction in OREO properties reducing carrying costs. Other expenses increased $4,000 (0.5%) to $763,000 in the second quarter of 2016 compared to $759,000 in the second quarter of 2015. The fully taxable equivalent efficiency ratio for the second quarter of 2016 increased to 62.3% from 60.5% for the second quarter of 2015.

Noninterest expense for the six-month period ended June 30, 2016 was $7,206,000 compared to $7,228,000 for the same period in 2015 for a decrease of $22,000 (0.3%). Salaries and benefits expense decreased $54,000 (1.3%) from $4,315,000 for the six months ended June 30, 2015 to $4,261,000 for the same period in 2016. The decrease in salaries and benefit expense is related to lower incentive accruals, which decreased $34,000 (12.6%) from $270,000 in 2015 to $236,000 in 2016, as not all of the incentive targets have been met. Occupancy expense decreased $4,000 (0.7%) and furniture and equipment expense decreased $28,000 (7.9%). FDIC assessments were $156,000 during both 2016 and 2015. OREO related expenses increased $158,000 (78.2%) during 2016 to $360,000, from $202,000 in 2015. The increase in OREO expenses is directly related to a $376,000 property write-down partially offset by a $117,000 gain on sale, both items occurring in the first quarter of 2016. Other expenses decreased $94,000 (5.9%) from $1,605,000 for the six months ended June 30, 2015 to $1,511,000 for the same period in 2016. The decrease in other expenses results from lower operating losses which decreased $32,000 (43.8%) from $73,000 in 2015 to $41,000 in 2016.

The overhead efficiency ratio (fully taxable equivalent), excluding the amortization of intangible assets, for the first six months of 2016 was 63.2% as compared to 66.0% in the same period of 2015.

Provision for Income Taxes

Federal and state income taxes for the quarter ended June 30, 2016 decreased $93,000 (12.5%) from $745,000 in the second quarter of 2015 to $652,000 in the second quarter of 2016 and increased $70,000 (5.8%) from $1,215,000 in the six months ended June 30, 2015 to $1,285,000 for the six months ended June 30, 2016. The combined federal and state effective tax rate for the quarter ended June 30, 2016 was 33.3%, compared to 35.0% for the second quarter of 2015. For the six months ended June 30, 2016, the combined federal and state effective tax rate was 32.4% compared to 34.2% for the six months ended June 30, 2015. The lower effective tax rate for both periods in 2016 compared to 2015 resulted from an increase in tax exempt loan interest. Tax exempt loan interest was $173,000 in the second quarter of 2016 compared to $85,000 in the second quarter of 2015 and tax exempt loan interest was $345,000 in the first six months of 2016 compared to $123,000 in the first six months of 2015.

Balance Sheet Analysis

The Company’s total assets were $625,811,000 at June 30, 2016 compared to $634,460,000 at December 31, 2015, representing a decrease of $8,829,000 (1.4%). The average assets for the three months ended June 30, 2016 were $625,652,000, which represents an increase of $10,160,000 (1.7%) from the balance of $615,492,000 during the three-month period ended June 30, 2015. The average assets for the six months ended June 30, 2016 were $630,364,000, which represents an increase of $17,946,000 (2.9%) from the average balance of $612,418,000 during the six-month period ended June 30, 2015.

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

Table Five below summarizes the values of the Company’s investment securities held on June 30, 2016 and December 31, 2015.

Table Five: Investment Securities Composition
(dollars in thousands)
Available-for-sale (at fair value)	June 30, 2016	December 31, 2015
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$228,722	$246,185
Obligations of states and political subdivisions	24,143	26,013
Corporate bonds	1,537	1,551
Corporate stock	81	70
Total available-for-sale investment securities	$254,483	$273,819
Held-to-maturity (at amortized cost)
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$540	$623
Total held-to-maturity investment securities	$540	$623

Net unrealized gains on available-for-sale investment securities totaling $6,935,000 were recorded, net of $2,774,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2016 and net unrealized gains on available-for-sale investment securities totaling $3,504,000 were recorded, net of $1,401,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2015.

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

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $39 million in new loans during the first half of 2016. This production was partially offset by normal pay downs and payoffs, but still resulted in an overall net increase in net loans and leases of $16.0 million (5.5%) from December 31, 2015. The market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. Table Six below summarizes the composition of the loan portfolio as of June 30, 2016 and December 31, 2015.

Table Six: Loan and Lease Portfolio Composition
(dollars in thousands)	June 30, 2016		December 31, 2015		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$36,193	12%	$36,195	12%	$(2)	(0.1%)
Real estate
Commercial	203,439	66%	199,591	68%	3,848	1.9%
Multi-family	35,525	11%	23,494	8%	12,031	51.2%
Construction	13,795	4%	14,533	5%	(738)	(5.1%)
Residential	16,360	5%	14,200	5%	2,160	15.2%
Lease financing receivable	534	—	732	—%	(198)	(27.1%)
Agriculture	2,317	1%	2,431	1%	(114)	(4.7%)
Consumer	2,304	1%	3,122	1%	(818)	(26.2%)
Total loans and leases	310,467	100%	294,298	100%	16,169	5.5%
Deferred loan and lease fees, net	(247)		(221)		(26)
Allowance for loan and lease losses	(5,132)		(4,975)		(157)
Total net loans and leases	$305,088		$289,102		$15,986	5.5%

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at June 30, 2016 and December 31, 2015.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company has recently entered the Santa Clara, Contra Costa, and Alameda County markets and services these markets through a loan production office in San Jose. The economies of Santa Clara, Contra Costa and Alameda Counties are diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 86% of the Company’s loan and lease portfolio at June 30, 2016 and December 31, 2015. Management believes that the residential land portion of the Company’s loan portfolio carries more than the normal credit risk, due primarily to curtailed demand for new and resale residential property, relative to pre-recession levels, a resulting oversupply of unsold residential land, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At June 30, 2016, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $1,055,000 or 0.34% of total loans and leases. The $1,055,000 in nonperforming loans and leases was made up of seven loans. Four of those loans totaling $643,000 were current (less than 30 days past due pursuant to their original or modified terms) and all seven loans were less than 90 days past due. Nonperforming loans and leases were $1,643,000 or 0.56% of total loans and leases at December 31, 2015. Specific reserves of $26,000 were held on the nonperforming loans at June 30, 2016 and specific reserves of $28,000 were held on the nonperforming loans at December 31, 2015.

The overall level of nonperforming loans decreased $66,000 (4.0%) to $1,577,000 during the first quarter of 2016 from $1,643,000 at December 31, 2015, and decreased further by $522,000 (33.1%) during the second quarter of 2016. At December 31, 2015, the Company’s nonperforming loans included four real estate loans totaling $1,493,000; four consumer loans totaling $120,000 and a single commercial loan totaling $30,000. At June 30, 2016, the Company had three real estate loans totaling $968,000; three consumer loans totaling $65,000; and a single commercial loan in the amount of $22,000.

Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2016 and December 31, 2015.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	June 30,	December 31,
	2016	2015
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	22	30
Real estate	968	1,493
Lease financing receivable	—	—
Agriculture	—	—
Consumer	65	120
Total nonperforming loans	$1,055	$1,643

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of June 30, 2016. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2016, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company.

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

At June 30, 2016, the recorded investment in loans and leases that were considered to be impaired totaled $20,832,000, which includes $19,803,000 in performing loans and leases. Of the total impaired loans of $20,832,000, loans totaling $11,980,000 were deemed to require no specific reserve and loans totaling $8,852,000 were deemed to require a related valuation allowance of $904,000. Of the $11,890,000 impaired loans that did not carry a specific reserve there were $4,186,000 in loans or leases that had previous partial charge-offs and $7,794,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance The recorded investment in loans and leases that were considered to be impaired totaled $21,365,000 at December 31, 2015. Of the total impaired loans of $21,365,000, loans totaling $12,607,000 were deemed to require no specific reserve and loans totaling $8,758,000 were deemed to require a related valuation allowance of $899,000.

The Company has been operating in a market that has recently experienced sporadic improvement in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans in excess of $250,000, the Company performs an internal evaluation or obtains an updated appraisal, as necessary, which is generally once every twelve months.  In the second quarter of 2016, the Company had net recoveries of $50,000 with no provision. In the second quarter of 2015, the Company had net recoveries of $51,000 with no provision.

During the quarter ended June 30, 2016, there were no loans that were modified as troubled debt restructurings. During the quarter ended June 30, 2015, there were five loans totaling $1,975,000 that were modified as troubled debt restructurings, none of which required a reduction in principal. The five troubled debt restructurings in the second quarter of 2015 increased the allowance for loan and lease losses by $138,000 and resulted in no charge-offs. There were no payment defaults during the three months ended June 30, 2016 or June 30, 2015 on troubled debt restructurings made in the preceding twelve months. At June 30, 2016 and December 31, 2015 there were no unfunded commitments on those loans considered troubled debt restructures.

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

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Average loans and leases outstanding	$300,423	$276,971	$297,764	$269,798

Allowance for loan and lease losses at beginning of period	$5,082	$5,308	$4,975	$5,301

Loans and leases charged off:
Commercial	—	—	—	—
Real estate	—	—	—	—
Lease financing receivable	—	(1)	—	(1)
Agriculture	—	—	—	—
Consumer	—	(4)	—	(6)
Total	—	(5)	—	(7)
Recoveries of loans and leases previously charged off:
Commercial	39	17	73	23
Real estate	11	39	12	40
Lease financing receivable	—	—	—	—
Agriculture	—	—	—	—
Consumer	—	—	72	2
Total	50	56	157	65
Net loans and leases charged off	50	51	157	58
Additions to allowance charged to operating expenses	—	—	—	—
Allowance for loan and lease losses at end of period	$5,132	$5,359	$5,132	$5,359
Ratio of net charge-offs to average loans and leases outstanding (annualized)	-0.07%	-0.07%	-0.11%	-0.04%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.00%	0.00%	0.00%	0.00%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.65%	1.91%	1.65%	1.91%

 The ALLL totaled $5,132,000 or 1.65% of total loans and leases at June 30, 2016 compared to $4,975,000 or 1.69% of total loans and leases at December 31, 2015. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of nonperforming loans and leases was 486.4% at June 30, 2016 and 302.8% at December 31, 2015. The ALLL as a percentage of impaired loans and leases was 24.6% at June 30, 2016 and 23.3% at December 31, 2015. Of the total nonperforming and impaired loans and leases outstanding as of June 30, 2016, there were $4,565,000 in loans or leases that had been reduced by partial charge-offs of $814,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Other Real Estate Owned

At June 30, 2016, the Company had two other real estate owned (“OREO”) properties totaling $896,000. This is a reduction of $2,655,000 (74.8%) from the $3,551,000 reported as of December 31, 2015. At June 30, 2015, the Company had four properties totaling $3,781,000. During the second quarter of 2016, the Company did not foreclose on any property nor was any OREO property sold. There were no valuation adjustments to the book value of the existing OREO properties during the second quarter of 2016. The Company believes that both of the OREO properties owned at June 30, 2016 are carried approximately at fair value.

Deposits

At June 30, 2016, total deposits were $525,933,000 representing a $4,757,000 (0.9%) decrease from the December 31, 2015 balance of $530,690,000. The Company’s deposit growth plan for 2016 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. During the first six months of 2016, the Company experienced deposit account increases in noninterest-bearing accounts ($5,355,000 or 2.8%) and savings ($820,000 or 1.4%) and decreases in interest-bearing checking ($1,638,000 or 2.7%), money market accounts ($7,322,000 or 5.4%), and time deposits ($1,972,000 or 2.3%). The decrease in money market accounts during the period is partially related to the Company’s decision to allow some higher rate promotional accounts to exit the Bank.

Other Borrowed Funds

Other borrowings outstanding as of June 30, 2016 and December 31, 2015, consist of advances (both long-term and short-term) from the FHLB. Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	June 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$5,000	0.99%	$3,500	1.28%
Long-term borrowings:
FHLB advances	$6,000	1.55%	$7,500	1.24%

The maximum amount of short-term borrowings at any month-end during the first six months of 2016 and 2015 was $25,500,000 and $3,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$5,000	$6,000
Maturity	2016-2017	2017 to 2019
Weighted average rates	0.99%	1.55%

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

At June 30, 2016, shareholders’ equity was $83,566,000, representing a decrease of $2,509,000 (2.9%) from $86,075,000 at December 31, 2015. The decrease results from repurchases of common stock exceeding the additions from other comprehensive income, net income for the period, and the stock based compensation. The ratio of total risk-based capital to risk adjusted assets was 19.2% at June 30, 2016 and 20.3% at December 31, 2015. Tier 1 risk-based capital to risk-adjusted assets was 18.0% at June 30, 2016 and 19.3% at December 31, 2015. The leverage ratio was 10.4% at June 30, 2016 and 11.0% at December 31, 2015. Table Ten below lists the Company’s and American River Bank’s capital ratios at June 30, 2016 and December 31, 2015 as well as the minimum capital ratios for capital adequacy and the minimum requirement for a well-capitalized institution.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	June 30, 2016	December 31, 2015	Minimum Regulatory Capital Requirements	Well-Capitalized Minimum Requirements

American River Bankshares

Leverage Ratio	10.4%	11.0%	4.0%	N/A
Tier 1 Risk-Based Capital	18.0%	19.3%	6.0%	N/A
Total Risk-Based Capital	19.2%	20.3%	8.0%	N/A

American River Bank

Leverage Ratio	10.5%	11.0%	4.0%	5.0%
Common Equity Tier 1 Risk-Based Capital	17.7%	19.1%	4.5%	6.5%
Tier 1 Risk-Based Capital	17.7%	19.1%	6.0%	8.0%
Total Risk-Based Capital	19.0%	20.3%	8.0%	10.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of June 30, 2016 and December 31, 2015.

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

On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”). The repurchase target of 5% of the outstanding common shares was reached in the first quarter of 2016 and, on April 20, 2016, the Company approved and authorized an increase to this stock repurchase program. The repurchase target was also 5% of the outstanding common shares and was reached in the second quarter of 2016. See Part II, Item 2, for additional disclosure regarding the 2016 Program.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2016 and 2015.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2016 were approximately $25,804,000 and $238,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2016, consolidated liquid assets totaled $213.1 million or 34.1% of total assets compared to $229.7 million or 36.2% of total assets on December 31, 2015. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At June 30, 2016, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At June 30, 2016, the Bank could have arranged for up to $94,483,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2016, the Bank had advances, borrowings and commitments (including letters of credit) outstanding of $11,000,000, leaving $83,483,000 available under these FHLB secured borrowing arrangements. The Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At June 30, 2016, the Bank’s borrowing capacity at the Federal Reserve Bank was $12,399,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2016 and December 31, 2015, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $26,042,000 and $26,968,000 at June 30, 2016 and December 31, 2015, respectively. As a percentage of net loans and leases these off-balance sheet items represent 8.5% and 9.3%, respectively.

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

After a review of the model results as of June 30, 2016, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2015, the Company approved and authorized a stock repurchase program for 2015 (the “2015 Program”). The 2015 Program authorized the repurchase during 2015 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 404,481 shares based on the 8,089,615 shares outstanding as of December 31, 2014. During the first quarter of 2015, the Company repurchased the targeted amount of 404,481 shares of its common stock at an average price of $9.70 per share. On July 17, 2015, the Company approved and authorized an increase in the 2015 Program. The increase authorized the repurchase during the remainder of 2015 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 386,508 shares based on the 7,730,157 shares outstanding as of June 30, 2015. During the third quarter of 2015, the Company repurchased the targeted amount of 386,508 shares of its common stock at an average price of $10.03 per share.

On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”). The 2016 Program authorized the repurchase during 2016 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 367,182 shares based on the 7,343,649 shares outstanding as of December 31, 2015. During the first quarter of 2016, the Company repurchased the targeted amount of 367,182 shares of its common stock at an average price of $10.29 per share. On April 20, 2016, the Company approved and authorized an increase in the 2016 Program. The increase authorized the repurchase during the remainder of 2016 of up to 5% of the outstanding shares of the Company’s common stock, or approximately an additional 349,715 shares based on the 6,994,300 shares outstanding as of March 31, 2016. During the second quarter of 2016, the Company repurchased the targeted amount of 349,715 shares of its common stock at an average price of $10.29 per share. Repurchases under the 2016 Program were made from time to time by the Company in the open market as conditions allowed. All such transactions were structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2016 Program have been retired. The following table lists shares repurchased during the quarter ended June 30, 2016 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 April 1 through April 30, 2016	194,000	$10.25	194,000	155,715
Month #2 May 1 through May 31, 2016	111,000	$10.25	111,000	44,715
Month #3 June 1 through June 30, 2016	44,715	$10.60	44,715	—
Total	349,715	$10.29	349,715	N/A
50

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description
(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **
(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***
(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.
(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006 and the First Amendment thereto dated July 1, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2016.
(10.3)	Lease agreement between American River Bank and LUM YIP KEE, Limited (formerly Sandalwood Land Company) dated August 28, 1996, related to 2240 Douglas Boulevard, Suite 100, Roseville, California (**) and Amendment No. 1 thereto dated July 28, 2006, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.

*(10.4)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.
51

*(10.5)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.6)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.
*(10.7)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.8)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.9)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.10)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **
*(10.11)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.
(10.12)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated May 24, 2011, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 25, 2011.
*(10.13)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.14)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
(10.15)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
(10.16)	Lease agreement between Registrant and MSCP Capital Investors, LLC (successor to PGOCC, LLC and One Capital Center), a Delaware limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010, and the Second Amendment thereto dated June 28, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2016.
(10.17)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.
52

*(10.18)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eighth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013; the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014; the Tenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2015; and the Eleventh Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2016.
*(10.19)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.20)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.21)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.22)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.23)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
(10.24)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.
(10.25)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

53

(10.26)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.27)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.28)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.29)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010 and form of restricted stock award agreement incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.
(10.30)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012, and the amended agreement dated March 6, 2015 with ACI Worldwide Corp., successor to Postilion, Inc., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 12, 2015.
*(10.31)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.
(10.32)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.
(10.33)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.
*(10.34)	Employment Agreement dated June 2, 2014, between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2014.
*(10.35)	Salary Continuation Agreement between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 11, 2014.
*(10.36)	Registrant’s Performance Based Restricted Stock Awards Program, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.
(10.37)	Lease agreement dated July 11, 2016, between American River Bank and DDS Properties, a California General Partnership, related to 2510 Douglas Blvd., Roseville, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2016.
54

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.
(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.
(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

AMERICAN RIVER BANKSHARES

August 9, 2016	By:	/s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

August 9, 2016	By:	/s/ MITCHELL A. DERENZO
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