Form 10-Q
period 2016-09-30
AMERICAN RIVER BANKSHARES
filed 2016-11-03
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock - 6,656,594 shares outstanding at November 2, 2016.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$43,094	$23,727
Interest-bearing deposits in banks	999	750
Investment securities:
Available-for-sale, at fair value	253,502	273,819
Held-to-maturity, at amortized cost	508	623
Loans and leases, less allowance for loan and lease losses of $4,983 at September 30, 2016 and $4,975 at December 31, 2015	313,302	289,102
Premises and equipment, net	1,259	1,407
Federal Home Loan Bank stock	3,779	3,779
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	653	3,551
Bank owned life insurance	14,722	14,483
Accrued interest receivable and other assets	5,707	7,078
	$653,846	$634,640

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$209,586	$190,548
Interest-bearing	336,579	340,142
Total deposits	546,165	530,690

Short-term borrowings	5,000	3,500
Long-term borrowings	9,000	7,500
Accrued interest payable and other liabilities	9,015	6,875

Total liabilities	569,180	548,565

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 6,656,594 shares at September 30, 2016 and 7,343,649 shares at December 31, 2015	42,402	49,554
Retained earnings	38,907	34,418
Accumulated other comprehensive income, net of taxes	3,357	2,103

Total shareholders’ equity	84,666	86,075
	$653,846	$634,640

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2016	2015	2016	2015
Interest income:
Interest and fees on loans:
Taxable	$3,617	$3,541	$10,424	$10,140
Exempt from Federal income taxes	189	92	534	222
Interest on deposits in banks	2	2	5	4
Interest and dividends on investment securities:
Taxable	1,340	1,633	4,333	4,706
Exempt from Federal income taxes	156	190	502	571
Dividends	—	—	11	10
Total interest income	5,304	5,458	15,809	15,643
Interest expense:
Interest on deposits	179	202	545	624
Interest on borrowings	44	38	133	108
Total interest expense	223	240	678	732

Net interest income	5,081	5,218	15,131	14,911
Provision for loan and lease losses	(668)	—	(668)	—

Net interest income after provision for loan and lease losses	5,749	5,218	15,799	14,911
Noninterest income:
Service charges on deposit accounts	124	132	381	376
Gain on sale, call, or impairment of securities	33	33	314	251
Rental income from other real estate owned	—	87	106	248
Other noninterest income	242	238	715	707
Total noninterest income	399	490	1,516	1,582

Noninterest expense:
Salaries and employee benefits	2,073	2,185	6,334	6,500
Occupancy	295	294	885	888
Furniture and equipment	165	171	493	527
Federal Deposit Insurance Corporation assessments	77	83	233	239
Expenses related to other real estate owned	(30)	58	330	260
Other expense	766	641	2,277	2,246
Total noninterest expense	3,346	3,432	10,552	10,660

Income before provision for income taxes	2,802	2,276	6,763	5,833

Provision for income taxes	989	807	2,274	2,022

Net income	$1,813	$1,469	$4,489	$3,811

Basic earnings per share	$0.28	$0.20	$0.66	$0.50
Diluted earnings per share	$0.27	$0.20	$0.66	$0.50

Cash dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2016	2015	2016	2015
Net income	$1,813	$1,469	$4,489	$3,811
Other comprehensive income (loss):
(Decrease) increase in net unrealized gains on investment securities	(1,306)	769	2,406	1,023
Deferred tax benefit (expense)	522	(308)	(963)	(409)
(Decrease) increase in net unrealized gains on investment securities, net of tax	(784)	461	1,443	614

Reclassification adjustment for realized gains included in net income	(33)	(33)	(314)	(251)
Tax effect	13	13	125	100
Realized gains, net of tax	(20)	(20)	(189)	(151)
Total other comprehensive (loss) income	(804)	441	1,254	463
Comprehensive income	$1,009	$1,910	$5,743	$4,274

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2015	8,089,615	$57,126	$29,150	$3,371	$89,647
Net income			3,811		3,811
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				463	463

Net restricted stock award activity and related compensation expense	45,023	175			175
Stock option compensation expense		25			25
Retirement of common stock	(790,989)	(7,843)			(7,843)

Balance, September 30, 2015	7,343,649	$49,483	$32,961	$3,834	$86,278

Balance, January 1, 2016	7,343,649	$49,554	$34,418	$2,103	$86,075
Net income			4,489		4,489
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,254	1,254

Net restricted stock award activity and related compensation expense	28,342	219			219
Stocks option exercised and compensation expense	1,500	43			43
Retirement of common stock	(716,897)	(7,414)			(7,414)

Balance, September 30, 2016	6,656,594	$42,402	$38,907	$3,357	$84,666

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,489	$3,811
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	(668)	—
Increase (decrease) in deferred loan origination fees, net	27	(48)
Depreciation and amortization	326	324
Gain on sale, call, and impairment of investment securities, net	(314)	(251)
Amortization of investment security premiums and discounts, net	2,159	2,470
Increase in cash surrender values of life insurance policies	(239)	(239)
Stock based compensation expense	249	200
Loss/gain on sale/write-down of other real estate owned	207	68
Decrease in accrued interest receivable and other assets	535	27
(Decrease) increase in accrued interest payable and other liabilities	(322)	133

Net cash provided by operating activities	6,449	6,495

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	12,656	23,764
Proceeds from matured available-for-sale investment securities	600	175
Proceeds from called available-for-sale investment securities	1,165	—
Purchases of available-for-sale investment securities	(25,146)	(41,254)
Proceeds from principal repayments for available-for-sale investment securities	33,749	38,193
Proceeds from principal repayments for held-to-maturity investment securities	115	188
Net increase in interest-bearing deposits in banks	(249)	—
Net increase in loans	(21,873)	(31,669)
Proceeds from sale of other real estate	1,005	924
Capitalized additions to other real estate	—	(126)
Net increase in FHLB stock	—	(93)
Purchases of equipment	(178)	(241)

Net cash provided by (used in) investing activities	1,844	(10,139)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$17,125	$12,200
Net decrease in time deposits	(1,650)	(1,524)
Net increase in short-term borrowings	1,500	—
Net increase in long-term borrowings	1,500	—
Proceeds from stock option exercise	13	—
Cash paid to repurchase common stock	(7,414)	(7,843)

Net cash provided by financing activities	$11,074	$2,833

Increase (decrease) in cash and cash equivalents	19,367	(811)

Cash and cash equivalents at beginning of year	23,727	22,449

Cash and cash equivalents at end of period	$43,094	$21,638

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company:”) at September 30, 2016 and December 31, 2015, the results of its operations and statement of comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, its cash flows for the nine-month periods ended September 30, 2016 and 2015 and its statement of changes in shareholders’ equity for the nine months ended September 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the three-month and nine-month periods ended September 30, 2016 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 110,587 options remain outstanding at September 30, 2016. At September 30, 2016, under the 2010 Plan, there were 76,461 stock options and 66,692 restricted shares outstanding and the total number of authorized shares that remain available for issuance was 1,376,819. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended September 30, 2016 and 2015, the compensation cost recognized for equity compensation was $83,000 and $73,000, respectively. The recognized tax benefit for equity compensation expense was $29,000 and $25,000, respectively, for the three-month periods ended September 30, 2016 and 2015. For the nine-month periods ended September 30, 2016 and 2015, the compensation cost recognized for equity compensation was $249,000 and $200,000, respectively. The recognized tax benefit for equity compensation expense was $88,000 and $70,000, respectively, for the nine-month periods ended September 30, 2016 and 2015.

At September 30, 2016, the total compensation cost related to nonvested stock option awards not yet recorded was $109,000. This amount will be recognized over the next 3.75 years and the weighted average period of recognizing these costs is expected to be 1.8 years. At September 30, 2016, the total compensation cost related to restricted stock awards not yet recorded was $441,000. This amount will be recognized over the next 4.8 years and the weighted average period of recognizing these costs is expected to be 1.6 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month and nine-month periods ended September 30, 2016 or the three-month period ended September 30, 2015. There were 26,427 stock options awarded during the nine-month period ended September 30, 2015 at a weighted average exercise price of $9.56. A summary of option activity under the Plans as of September 30, 2016 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2016	248,411	$15.19	3.7 years	$232
Awarded	—	—	—	—
Exercised	1,500	8.50	—	—
Expired, forfeited or cancelled	59,863	22.45	—	—
Outstanding at September 30, 2016	187,048	$12.91	3.9 years	$252
Vested at September 30, 2016	142,805	$14.11	2.7 years	$173
Non-vested at September 30, 2016	44,243	$9.05	8.0 years	$79

Restricted Stock

There were no shares of restricted stock awarded during the three-month periods ended September 30, 2016 and 2015. There were 29,756 and 45,023 shares of restricted stock awarded during the nine-month periods ended September 30, 2016 and 2015, respectively. Of the 29,756 restricted shares awarded in 2016, 10,094 restricted shares will vest one year from the date of the award, 1,829 vest over five years at 20% per year from the date of the award, and 17,833 are performance based awards that must meet minimum performance criteria before they begin to vest. If the performance metrics are not met, up to 100% of the award may be forfeited and if the performance metrics are exceeded, the awards may be increased by up to 150% of the original award. Of the 45,023 restricted shares awarded in 2015, 12,552 restricted shares vested one year from the date of the award, 11,939 vest over five years at 20% per year from the date of the award, and 20,532 are performance based awards that must meet minimum performance criteria before they begin to vest. If the performance metrics are not met, up to 100% of the award may be forfeited and if the performance metrics are exceeded, the awards may be increased by up to 150% of the original award. Award date fair value is determined by the market price of the Company’s common stock on the date of award ($10.17 on February 17, 2016, $10.40 on May 19, 2016, $9.41 on March 18, 2015, and $9.56 on May 22, 2015).

There were 947 restricted share awards that were fully vested during the three-month period ended September 30, 2016 and 19,166 restricted share awards that were fully vested during the nine-month period ended September 30, 2016. There were 3,274 restricted share awards that were fully vested during the three-month period ended September 30, 2015 and 20,345 restricted share awards that were fully vested during the nine-month period ended September 30, 2015. There were 386 and 1,414 restricted share awards forfeited during the three-month and nine-month periods ended September 30, 2016, respectively, and no restricted share awards forfeited during the three-month and nine-month periods ended September 30, 2015. The intrinsic value of nonvested restricted shares at September 30, 2016 was $723,000.

Restricted Stock	Shares	Weighted Average Award Date Fair Value
Nonvested at January 1, 2016	57,516	$9.21
Awarded	29,756	10.26
Less: Vested	19,166	9.10
Less: Expired, forfeited or cancelled	1,414	9.32
Nonvested at September 30, 2016	66,692	$9.71

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three-month or nine-month month periods ended September 30, 2016 or 2015 or outstanding at September 30, 2016 or December 31, 2015.

The intrinsic value used for stock options and restricted stock awards was derived from the market price of the Company’s common stock of $10.84 as of September 30, 2016.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $23,697,000 and standby letters of credit of approximately $238,000 at September 30, 2016 and loan commitments of approximately $26,730,000 and standby letters of credit of approximately $238,000 at December 31, 2015. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2016 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2016 or December 31, 2015.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (6,589,125 and 6,800,016 shares for the three-month and nine-month periods ended September 30, 2016, and (7,481,529 and 7,653,109 shares for the three-month and nine-month periods ended September 30, 2015). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 32,515 and 28,108, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2016 and 19,930 and 14,878, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2015. For the three-month periods ended September 30, 2016 and 2015, there were 99,308 and 192,106 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. For the nine-month periods ended September 30, 2016 and 2015, there were 99,308 and 192,106 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of Available-for-Sale and Held-to-Maturity investment securities at September 30, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

Available-for-Sale

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$224,159	$4,739	$(165)	$228,733
Obligations of states and political subdivisions	22,197	1,017	(41)	23,173
Corporate bonds	1,501	28	—	1,529
Equity securities:
Corporate stock	49	18	—	67
	$247,906	$5,802	$(206)	$253,502

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$244,056	$3,059	$(930)	$246,185
Obligations of states and political subdivisions	24,706	1,307	—	26,013
Corporate bonds	1,502	49	—	1,551
Equity securities:
Corporate stock	51	19	—	70
	$270,315	$4,434	$(930)	$273,819

Net unrealized gains on available-for-sale investment securities totaling $5,596,000 were recorded, net of $2,239,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2016. Proceeds and gross realized gains from the sale, call, and impairment of available-for-sale investment securities totaled $5,534,000 and $33,000, respectively, for the three-month period ended September 30, 2016 and for the nine-month period ended September 30, 2016, proceeds and gross realized gains from the sale, call, and impairment of available-for-sale investment securities totaled $13,821,000 and $314,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and nine-month periods ended September 30, 2016.

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

Held-to-Maturity

September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$508	$43	$—	$551

December 31, 2015		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$623	$46	$—	$669

There were no sales or transfers of held-to-maturity investment securities for the periods ended September 30, 2016 and September 30, 2015. Investment securities with unrealized losses at September 30, 2016 and December 31, 2015 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

September 30, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$18,319	$(81)	5,475	(84)	$23,794	$(165)
Obligations of states and political subdivisions	3,564	(41)	—	—	3,564	(41)
	$21,883	$(122)	$5,475	$(84)	$27,358	$(206)

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Agencies	$93,265	$(813)	$5,251	$(117)	$98,516	$(930)
Obligations of states and political subdivisions	—	—	—	—	—	—
	$93,265	$(813)	$5,251	$(117)	$98,516	$(930)
12

There were no held-to-maturity investment securities with unrealized losses as of September 30, 2016 or December 31, 2015.  At September 30, 2016, the Company held 215 securities of which twelve were in a loss position for less than twelve months and three were in a loss position for twelve months or more.  Of the twelve securities in a loss position for less than twelve months, nine were U.S. Government Agencies and Sponsored Agencies securities and three were obligations of states or political subdivisions and of the three securities that were in a loss position for greater than twelve months, all three were U.S. Government Agencies and Sponsored Agencies securities.

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

The amortized cost and estimated fair values of investment securities at September 30, 2016 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$2,577	$2,615
After one year through five years	2,656	2,768
After five years through ten years	12,953	13,758
After ten years	5,512	5,561
	23,698	24,702
Investment securities not due at a single maturity date:
US Government Agencies and Sponsored Agencies	224,159	228,733	$508	$551
Corporate stock	49	67	—	—
	$247,906	$253,502	$508	$551

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At September 30, 2016 and December 31, 2015, the recorded investment in nonperforming loans and leases was approximately $778,000 and $1,643,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At September 30, 2016, the recorded investment in loans and leases that were considered to be impaired totaled $18,357,000, which includes $753,000 in nonaccrual loans and leases and $17,604,000 in performing loans and leases. Of the total impaired loans of $18,357,000, loans totaling $11,569,000 were deemed to require no specific reserve and loans totaling $6,788,000 were deemed to require a related valuation allowance of $564,000. At December 31, 2015, the recorded investment in loans and leases that were considered to be impaired totaled $21,365,000 and had a related valuation allowance of $899,000.

At September 30, 2016 and December 31, 2015, the balance in other real estate owned (“OREO”) was $653,000 and $3,551,000, respectively. At September 30, 2016, the Company did not own any residential OREO properties nor were there any residential properties in the process of foreclosure. During the first quarter of 2016, the Company sold a single commercial property in El Dorado County for a gain of $126,000. Also, during the first quarter the Company obtained an updated appraisal on existing commercial land in Sacramento County, which resulted in a charge to expense of $376,000. The Company did not add any properties to OREO during the first quarter of 2016. During the second quarter of 2016, the Company did not add any properties to OREO or sell any OREO property. During the third quarter of 2016, the Company did not add any properties to OREO and sold one single commercial property in Amador County for a gain of $43,000. The September 30, 2016 OREO balance of $653,000 consisted of one parcel of land zoned for commercial use. Nonperforming assets at September 30, 2016 and December 31, 2015 are summarized as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015

Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$297	$379
Nonaccrual loans and leases that are past due	481	1,264
Loans and leases past due 90 days and accruing interest	—	—
Other assets	878	878
Other real estate owned	653	3,551
Total nonperforming assets	$2,309	$6,072

Nonperforming loans and leases to total loans and leases	0.24%	0.56%
Total nonperforming assets to total assets	0.35%	0.96%

Impaired loans and leases as of and for the periods ended September 30, 2016 and December 31, 2015 are summarized as follows:

(dollars in thousands)	As of September 30, 2016			As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Commercial	$—	$—	$—	$—	$—	$—
Real estate-commercial	11,233	11,931	—	12,269	12,902	—
Real estate-residential	336	423	—	338	338	—
Subtotal	$11,569	$12,354	$—	$12,607	$13,240	$—

With an allowance recorded:

Commercial	$31	$31	$3	$121	$121	$25
Real estate-commercial	4,053	4,148	366	5,597	5,693	598
Real estate-multi-family	483	483	3	488	488	5
Real estate-residential	1,827	1,827	139	2,114	2,201	204
Agriculture	360	360	30	370	370	38
Consumer	34	34	23	68	68	29
Subtotal	$6,788	$6,883	$564	$8,758	$8,941	$899

Total:

Commercial	$31	$31	$3	$121	$121	$25
Real estate-commercial	15,286	16,079	366	17,866	18,595	598
Real estate-multi-family	483	483	3	488	488	5
Real estate-residential	2,163	2,250	139	2,452	2,539	204
Agriculture	360	360	30	370	370	38
Consumer	34	34	23	68	68	29
	$18,357	$19,237	$564	$21,365	$22,181	$899
14

The following table presents the average balance related to impaired loans and leases for the periods indicated (dollars in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Commercial	$32	$125	$33	$145
Real estate-commercial	15,369	19,335	15,202	19,749
Real estate-multi-family	484	491	486	493
Real estate-residential	2,169	2,473	2,182	2,511
Agriculture	362	375	365	377
Consumer	35	91	36	77
Total	$18,451	$22,890	$18,304	$23,352

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (dollars in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Commercial	$—	$2	$2	$7
Real estate-commercial	123	259	567	728
Real estate-multi-family	15	8	25	21
Real estate-residential	24	14	76	69
Agriculture	6	5	16	13
Consumer	—	—	—	—
Total	$168	$288	$686	$838

7. TROUBLED DEBT RESTRUCTURINGS

During the three and nine-month periods ended September 30, 2016, there were no loans that were modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings during the three months ended September 30, 2015.

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

There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of September 30, 2016 and December 31, 2015 are summarized below:

September 30, 2016	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$30,334	$169,327	$50,442	$6,684	$13,014
Watch	1,416	21,371	485	10,181	1,797
Special mention	637	3,392	—	—	717
Substandard	2,785	719	—	—	465
Doubtful	—	—	—	—	—
Total	$35,172	$194,809	$50,927	$16,865	$15,993

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$462	$1,875	$1,382		$273,520
Watch	—	360	405		36,015
Special mention	—	—	221		4,967
Substandard	—	—	62		4,031
Doubtful	—	—	—		—
Total	$462	$2,235	$2,070		$318,533

December 31, 2015	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$32,216	$172,755	$23,001	$6,371	$10,593
Watch	1,073	17,318	493	8,162	2,099
Special mention	—	8,363	—	—	697
Substandard	2,906	1,155	—	—	811
Doubtful or loss	—	—	—	—	—
Total	$36,195	$199,591	$23,494	$14,533	$14,200

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$732	$2,061	$2,136		$249,865
Watch	—	370	378		29,893
Special mention	—	—	433		9,493
Substandard	—	—	175		5,047
Doubtful or loss	—	—	—		—
Total	$732	$2,431	$3,122		$294,298
16

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

September 30, 2016		Real Estate				Other
(dollars in thousands)	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance, January 1, 2016	$860	$2,369	$228	$813	$319	$1	$77	$78	$230	$4,975
Provision for loan losses	(769)	(64)	250	39	(53)	—	(13)	(97)	39	(668)
Loans charged-off	—	(68)	—	—	—	—	—	—	—	(68)
Recoveries	658	14	—	—	—	—	—	72	—	744

Ending balance, September 30, 2016	$749	$2,251	$478	$852	$266	$1	$64	$53	$269	$4,983

Ending balance:
Individually evaluated for impairment	$3	$365	$3	$—	$140	$—	$30	$23	$—	$564

Ending balance:
Collectively evaluated for impairment	$746	$1,886	$475	$852	$126	$1	$34	$30	$269	$4,419

Loans

Ending balance	$35,172	$194,809	$50,927	$16,865	$15,993	$462	$2,235	$2,070	$—	$318,533

Ending balance:
Individually evaluated for impairment	$31	$15,286	$483	$—	$2,163	$—	$360	$34	$—	$18,357

Ending balance:
Collectively evaluated for impairment	$35,141	$179,523	$50,444	$16,865	$13,830	$462	$1,875	$2,036	$—	$300,176

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2016	$808	$2,647	$329	$725	$283	$1	$73	$60	$206	$5,132
Provision for loan losses	(644)	(330)	149	127	(17)	—	(9)	(7)	63	(668)
Loans charged off	—	(68)	—	—	—	—	—	—	—	(68)
Recoveries	585	2	—	—	—	—	—	—	—	587

Ending balance, September 30, 2016	$749	$2,251	$478	$852	$266	$1	$64	$53	$269	$4,983

December 31, 2015		Real Estate				Other
(dollars in thousands)	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$25	$598	$5	$—	$204	$—	$38	$29	$—	$899

Ending balance:
Collectively evaluated for impairment	$835	$1,771	$223	$813	$115	$1	$39	$49	$230	$4,076

Loans

Ending balance	$36,195	$199,591	$23,494	$14,533	$14,200	$732	$2,431	$3,122	$—	$294,298

Ending balance:
Individually evaluated for impairment	$121	$17,866	$488	$—	$2,452	$—	$370	$68	$—	$21,365

Ending balance:
Collectively evaluated for impairment	$36,074	$181,725	$23,006	$14,533	$11,748	$732	$2,061	$3,054	$—	$272,933

September 30, 2015		Real Estate				Other
(dollars in thousands)	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance, January 1, 2015	$1,430	$2,317	$130	$583	$399	$2	$62	$124	$254	$5,301
Provision for loan losses	38	(58)	27	160	(133)	—	14	(24)	(24)	—
Loans charged off	(609)	—	—	—	—	(1)	—	(6)	—	(616)
Recoveries	88	41	—	—	113	—	—	2	—	244

Ending balance, September 30, 2015	$947	$2,300	$157	$743	$379	$1	$76	$96	$230	$4,929

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2015	$1,652	$1,968	$107	$807	$385	$1	$50	$122	$267	$5,359
Provision for loan losses	(161)	331	50	(64)	(119)	—	26	(26)	(37)	—
Loans charged off	(609)	—	—	—	—	—	—	—	—	(609)
Recoveries	65	1	—	—	113	—	—	—	—	179

Ending balance, September 30, 2015	$947	$2,300	$157	$743	$379	$1	$76	$96	$230	$4,929
18

The Company’s aging analysis of the loan and lease portfolio at September 30, 2016 and December 31, 2015 are summarized below:

September 30, 2016 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$35,172	$35,172	—	$—
Real estate:
Commercial	—	—	446	446	194,363	194,809	—	719
Multi-family	—	—	—	—	50,927	50,927	—	—
Construction	—	—	—	—	16,865	16,865	—	—
Residential	—	—	—	—	15,993	15,993	—	—
Other:
Leases	—	—	—	—	462	462	—	—
Agriculture	—	—	—	—	2,235	2,235	—	—
Consumer	36	35	—	71	1,999	2,070	—	59
Total	$36	$35	$446	$517	$318,016	$318,533	$—	$778

December 31, 2015 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$30	$30	$36,165	$36,195	$—	$30
Real estate:
Commercial	—	359	499	858	198,733	199,591	—	1,155
Multi-family	—	—	—	—	23,494	23,494	—	—
Construction	—	—	—	—	14,533	14,533	—	—
Residential	—	—	338	338	13,862	14,200	—	338
Other:
Leases	—	—	—	—	732	732	—	—
Agriculture	—	—	—	—	2,431	2,431	—	—
Consumer	367	—	—	367	2,755	3,122	—	120

Total	$367	$359	$867	$1,593	$292,705	$294,298	$—	$1,643
19

9. BORROWING ARRANGEMENTS

At September 30, 2016, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2016 or December 31, 2015.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $14,000,000 were outstanding from the FHLB at September 30, 2016, bearing interest rates ranging from 0.75% to 1.52% and maturing between October 31, 2016 and July 13, 2020. Advances totaling $11,000,000 were outstanding from the FHLB at December 31, 2015, bearing interest rates ranging from 0.45% to 1.91% and maturing between January 19, 2016 and July 12, 2019. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2016 and December 31, 2015 totaled $87,263,000 and $78,326,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at September 30, 2016 and December 31, 2015 were $11,698,000 and $11,371,000, respectively. There were no advances outstanding under this borrowing arrangement as of September 30, 2016 and December 31, 2015.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month and nine-month periods ended September 30, 2016 and 2015.

Federal and state income taxes for the quarter ended September 30, 2016 increased $182,000 (22.6%) from $807,000 in the third quarter of 2015 to $989,000 in the third quarter of 2016 and increased $252,000 (12.5%) from $2,022,000 in the nine months ended September 30, 2015 to $2,274,000 for the nine months ended September 30, 2016. The combined federal and state effective tax rate for the quarter ended September 30, 2016 was 35.3%, compared to 35.5% for the third quarter of 2015. For the nine months ended September 30, 2016, the combined federal and state effective tax rate was 33.6% compared to 34.7% for the nine months ended September 30, 2015. The lower effective tax rate for both periods in 2016 compared to 2015 resulted from an increase in tax exempt loan interest. Tax exempt loan interest was $189,000 in the third quarter of 2016 compared to $99,000 in the third quarter of 2015 and tax exempt loan interest was $534,000 in the first nine months of 2016 compared to $222,000 in the first nine months of 2015. The benefit from tax exempt loan interest was partially offset by higher taxable income in both periods as well. Taxable income was $2,802,000 in the third quarter of 2016 compared to $2,276,000 in the third quarter of 2015 and taxable income was $6,763,000 in the first nine months of 2016 compared to $5,833,000 in the first nine months of 2015.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2016 and December 31, 2015. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2016	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$43,094	$43,094	$—	$—	$43,094
Interest-bearing deposits in banks	999	—	999	—	999
Available-for-sale securities	253,502	23	253,479	—	253,502
Held-to-maturity securities	508	—	551	—	551
FHLB stock	3,779	N/A	N/A	N/A	N/A
Net loans and leases:	313,302	—	—	316,221	316,221
Accrued interest receivable	1,792	—	866	926	1,792

Financial liabilities:
Deposits:
Noninterest-bearing	$209,586	$209,586	$—	$—	$209,586
Savings	60,605	60,605	—	—	60,605
Money market	131,655	131,655	—	—	131,655
NOW accounts	61,398	61,398	—	—	61,398
Time Deposits	82,921	—	83,429	—	83,429
Short-term borrowings	5,000	5,000	—	—	5,000
Long-term borrowings	9,000	—	9,080	—	9,080
Accrued interest payable	40	—	40	—	40
21

	Carrying	Fair Value Measurements Using:
December 31, 2015	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$23,727	$23,727	$—	$—	$23,727
Interest-bearing deposits in banks	750	—	752	—	752
Available-for-sale securities	273,819	24	273,795	—	273,819
Held-to-maturity securities	623	—	669	—	669
FHLB stock	3,779	N/A	N/A	N/A	N/A
Net loans and leases:	289,102	—	—	292,444	292,444
Accrued interest receivable	1,885	—	1,077	808	1,885

Financial liabilities:
Deposits:
Noninterest-bearing	$190,548	$190,548	$—	$—	$190,548
Savings	59,061	59,061	—	—	59,061
Money market	135,186	135,186	—	—	135,186
NOW accounts	61,324	61,324	—	—	61,324
Time Deposits	84,571	—	85,165	—	85,165
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	7,500	—	7,502	—	7,502
Accrued interest payable	60	—	60	—	60

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at September 30, 2016 and December 31, 2015:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at September 30, 2016 and December 31, 2015.

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

September 30, 2016
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$228,733	$—	$228,733	$—	$—
Obligations of states and political subdivisions	23,173	—	23,173	—	—
Corporate bonds	1,529	—	1,529	—	—
Corporate stock	67	23	44	—	—
Total recurring	$253,502	$23	$253,479	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$4,271	$—	$—	$4,271	$—
Residential	336	—	—	336	(68)
Other real estate owned Land	653	—	—	653	(376)
Total nonrecurring	$5,260	$—	$—	$5,260	$(444)
23

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2015
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$246,185	$—	$246,185	$—	$—
Corporate Debt securities	1,551	—	1,551
Obligations of states and political subdivisions	26,013	—	26,013	—	—
Corporate stock	70	24	46	—	—
Total recurring	$273,819	$24	$273,795	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$3,900	$—	$—	$3,900	$(334)

Other real estate owned
Commercial	2,522	—	—	2,522	—
Land	1,029	—	—	1,029	—
Total nonrecurring	$7,451	$—	$—	$7,451	$(334)

There were no significant transfers between Levels 1 and 2 during the three-month and nine-month periods ended September 30, 2016 or the twelve months ended December 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2015 and September 30, 2016 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2016 and 2015. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

The allowance for loan and lease losses is determined based upon estimates that can and do change when the actual risk, loss events, or changes in other factors, occur. The analysis of the allowance uses an historical loss view as an indicator of future losses and as a result could differ from the actual losses incurred in the future. If the allowance for loan and lease losses falls below that deemed adequate (by reason of loan and lease growth, actual losses, the effect of changes in risk factors, or some combination of these items), the Company has a strategy for supplementing the allowance for loan and lease losses, over the short-term. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses Activity” discussion later in this Item 2.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at September 30, 2016 or 2015 or for the three-month and nine-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 99 full-time employees as of September 30, 2016.

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

Overview

The Company recorded net income of $1,813,000 for the quarter ended September 30, 2016, which was an increase of $344,000 compared to $1,469,000 reported for the same period of 2015. Diluted earnings per share for the third quarter of 2016 were $0.27 compared to $0.20 recorded in the third quarter of 2015. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the third quarter of 2016 were 8.62% and 1.13%, respectively, as compared to 6.71% and 0.92%, respectively, for the same period in 2015.

Net income for the nine months ended September 30, 2016 and 2015 was $4,489,000 and $3,811,000, respectively, with diluted earnings per share of $0.66 in 2016 and $0.50 in 2015. For the first nine months of 2016, ROAE was 7.12% and ROAA was 0.95% compared to 5.81% and 0.82%, respectively, for the same period in 2015.

Total assets of the Company increased by $19,206,000 (3.0%) from $634,460,000 at December 31, 2015 to $653,846,000 at September 30, 2016. Net loans totaled $313,302,000 at September 30, 2016, an increase of $24,200,000 (8.4%) from $289,102,000 at December 31, 2015. Deposit balances at September 30, 2016 totaled $546,165,000, an increase of $15,475,000 (2.9%) from the $530,690,000 at December 31, 2015.

The Company ended the third quarter of 2016 with a leverage capital ratio of 10.6%, a Tier 1 capital ratio of 18.4%, and a total risk-based capital ratio of 19.7% compared to 11.0%, 19.3%, and 20.6%, respectively, at December 31, 2015. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Interest income*	$5,412	$5,553	$16,152	$15,912
Interest expense	(223)	(240)	(678)	(732)
Net interest income*	5,189	5,313	15,474	15,180
Provision for loan and lease losses	668	—	668	—
Noninterest income	399	490	1,516	1,582
Noninterest expense	(3,346)	(3,432)	(10,552)	(10,660)
Provision for income taxes	(989)	(807)	(2,274)	(2,022)
Tax equivalent adjustment	(108)	(95)	(343)	(269)
Net income	$1,813	$1,469	$4,489	$3,811

Average total assets	$635,561	$630,704	$632,120	$618,551
Net income (annualized) as a percentage of average total assets	1.13%	0.92%	0.95%	0.82%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.65% for the three months ended September 30, 2016, 3.72% for the three months ended September 30, 2015, 3.64% for the nine months ended September 30, 2016 and 3.62% for the nine months ended September 30, 2015.

The fully taxable equivalent interest income component for the third quarter of 2016 decreased $141,000 (2.5%) to $5,412,000 compared to $5,553,000 for the three months ended September 30, 2015. The decrease in the fully taxable equivalent interest income for the third quarter of 2016 compared to the same period in 2015 is broken down by rate (down $244,000) and volume (up $103,000). The yield on earning assets decreased from 3.89% during the third quarter of 2015 to 3.81% during the third quarter of 2016. The primary driver in this rate decrease was a decrease in the yield on loans which saw a decrease from 5.07% in the third quarter of 2015 to 5.01% in the third quarter of 2016 and a decrease in the yield on investments, which saw a decrease from 2.69% in the third quarter of 2015 to 2.38% in the third quarter of 2016. While average loans increased $20,410,000 (7.1%) from $286,914,000 during the third quarter of 2015 to $307,324,000 during the third quarter of 2016, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. The decrease in the yield on the investment portfolio is also due primarily to the lower rate environment as principal paydowns were reinvested at lower rates. The volume increase of $103,000 was primarily from loans ($252,000) partially offset by a decrease in investment balances ($149,000). The average balance of earning assets decreased $1,652,000 (0.3%) from $566,722,000 in the third quarter of 2015 to $565,070,000 in the third quarter of 2016. When compared to the third quarter of 2015, average investment securities decreased $22,061,000 (7.9%) from $278,808,000 for the third quarter of 2015 compared to $256,747,000 for the third quarter of 2016.

Total fully taxable equivalent interest income for the nine months ended September 30, 2016 increased $240,000 (1.5%) to $16,152,000 compared to $15,912,000 for the nine months ended September 30, 2015. The breakdown of the fully taxable equivalent interest income for the nine months ended September 30, 2016 over the same period in 2015 resulted from a decrease in rate (down $380,000) and an increase in volume (up $620,000). Average earning assets increased $8,139,000 (1.5%) from $559,936,000 during the first nine months of 2015 to $568,075,000 for the same period in 2016. During the nine month periods, the Company also experienced a decrease in interest income due to the rates earned on loans (down $258,000) and investments (down $123,000). The yield on loans decreased from 5.06% in 2015 to 4.93% in 2016 and the yield on investments decreased from 2.59% in 2015 to 2.52% in 2016. Part of this decrease in the yield on investments was related to an increase in the mortgage refinance market and the related faster amortization of the premiums paid on the mortgage related bonds, as well as, a special one-time cash dividend in 2015 from the Federal Home Loan Bank of San Francisco (the “FHLB”) in the amount of $136,000. Average loan balances increased by $26,079,000 (9.5%) from $275,566,000 during 2015 to $301,645,000 during 2016. The volume increase of $620,000 is primarily related to the above mentioned increase in loan balances from 2015 to 2016, which accounted for a $971,000 increase in interest income, which was partially offset by a decrease in average investment balances. Average investment securities decreased $17,941,000 (6.3%) from $283,377,000 for the first nine months of 2015 compared to $265,436,000 for the first nine months of 2016.

Interest expense was $17,000 (7.1%) lower in the third quarter of 2016 versus the prior year period, decreasing from $240,000 to $223,000. The average balances on interest bearing liabilities were $347,173,000 or $12,713,000 (3.5%) lower in the third quarter of 2016 compared to $359,886,000 for the same quarter in 2015. The decrease in balances caused a $15,000 reduction on the overall interest expense while the decrease in rates caused a $2,000 reduction. Rates paid on interest bearing liabilities did not change during the periods as the Company’s cost of funds was 0.26% for both quarters.

Interest expense was $54,000 (7.4%) lower in the nine-month period ended September 30, 2016 decreasing from $732,000 in 2015 to $678,000 in 2016. The decrease is related to rates (down $53,000) and volume (down $1,000). The average balances on interest-bearing liabilities were $349,503,000 (down $6,625,000 or 1.9% lower) in the nine-month period ended September 30, 2016 compared $356,128,000 in the same period in 2015. Although the average balances were lower, the decreased balances did not result in a significant decrease in interest expense as the decrease in interest bearing deposit balances (down $26,000) was offset by an increase in other borrowings which increased by $25,000. Average other borrowings increased $3,330,000 (22.8%) from $14,606,000 in the first nine months of 2015 to $17,936,000 in the first nine months of 2016. The primary decrease in interest expense relates to lower rates (down $53,000). Rates paid on interest bearing liabilities decreased 1 basis point from 0.27% to 0.26% for 2015 compared to 2016.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended September 30,	2016			2015
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$289,795	$3,617	4.97%	$275,313	$3,534	5.09%
Tax-exempt loans and leases (2)	17,529	254	5.76%	11,601	130	4.45%
Taxable investment securities	232,858	1,340	2.29%	252,760	1,633	2.56%
Tax-exempt investment securities (2)	23,811	199	3.32%	25,965	254	3.88%
Corporate stock (2)	78	—	—	83	—	—
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	999	2	0.80%	1,000	2	0.79%
Total earning assets	565,070	5,412	3.81%	566,722	5,553	3.89%
Cash & due from banks	37,343			29,465
Other assets	38,618			40,010
Allowance for loan & lease losses	(5,470)			(5,493)
	$635,561			$630,704

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$188,292	35	0.07%	$196,395	61	0.12%
Savings	60,925	4	0.03%	58,579	6	0.04%
Time deposits	82,771	140	0.67%	86,684	135	0.62%
Other borrowings	15,185	44	1.15%	18,228	38	0.83%
Total interest bearing liabilities	347,173	223	0.26%	359,886	240	0.26%
Noninterest bearing demand deposits	198,655			177,737
Other liabilities	6,031			6,253
Total liabilities	551,859			543,876
Shareholders’ equity	83,702			86,828
	$635,561			$630,704
Net interest income & margin (3)		$5,189	3.65%		$5,313	3.72%

(1)	Loan interest includes loan fees of $102,000 and $157,000, respectively, during the three months ended September 30, 2016 and September 30, 2015. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2016 and 2015.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (92 days) and annualized to actual days in the year (366 days in 2016 and 365 days in 2015).
33

Nine Months Ended September 30,	2016			2015
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$284,782	$10,424	4.89%	$267,256	$10,130	5.07%
Tax-exempt loans and leases (2)	16,863	716	5.67%	8,310	297	4.78%
Taxable investment securities	241,129	4,333	2.40%	257,103	4,706	2.45%
Tax-exempt investment securities (2)	24,233	660	3.64%	26,196	763	3.89%
Corporate stock (2)	74	14	25.27%	78	12	20.57%
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	994	5	0.67%	993	4	0.54%
Total earning assets	568,075	16,152	3.80%	559,936	15,912	3.80%
Cash & due from banks	31,209			24,347
Other assets	38,027			39,650
Allowance for loan & lease losses	(5,191)			(5,382)
	$632,120			$618,551

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$188,405	110	0.08%	$195,563	192	0.13%
Savings	59,940	14	0.03%	58,464	23	0.05%
Time deposits	83,222	421	0.68%	87,495	409	0.62%
Other borrowings	17,936	133	0.99%	14,606	108	0.99%
Total interest-bearing liabilities	349,503	678	0.26%	356,128	732	0.27%
Noninterest-bearing demand deposits	192,103			168,546
Other liabilities	6,262			6,157
Total liabilities	547,868			550,831
Shareholders’ equity	84,252			87,720
	$632,120			$618,551
Net interest income & margin (3)		$15,474	3.64%		$15,180	3.62%

(1)	Loan interest includes loan fees of $197,000 and $250,000, respectively, during the nine months ended September 30, 2016 and September 30, 2015. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2016 and 2015.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (274 days for 2016 and 273 days for 2015) and annualized to actual days in the year (366 days for 2016 and 365 days for 2015).
34

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended September 30, 2016 over 2015 (dollars in thousands)
Increase (decrease) due to change in:
	Volume	Rate (4)	Net Change
Interest-earning assets:
Taxable loans and leases (1)	$186	$(103)	$83
Tax-exempt loans and leases (2)	66	58	124
Taxable investment securities	(128)	(165)	(293)
Tax exempt investment securities (3)	(21)	(34)	(55)
Corporate stock	—	—	—
Interest-bearing deposits in banks	—	—	—
Total	103	(244)	(141)
Interest-bearing liabilities:
Interest checking and money market	(3)	(23)	(26)
Savings deposits	—	(2)	(2)
Time deposits	(6)	11	5
Other borrowings	(6)	12	6
Total	(15)	(2)	(17)
Interest differential	$118	$(242)	$(124)

Nine Months Ended September 30, 2016 over 2015 (dollars in thousands)
Increase (decrease) due to change in:
	Volume	Rate (4)	Net Change
Interest-earning assets:
Taxable loans and leases (1)	$665	$(371)	$294
Tax-exempt loans and leases (2)	306	113	419
Taxable investment securities	(293)	(80)	(373)
Tax exempt investment securities (3)	(57)	(46)	(103)
Corporate stock	(1)	3	2
Interest-bearing deposits in banks	—	1	1
Total	620	(380)	240
Interest-bearing liabilities:
Interest checking and money market	(7)	(75)	(82)
Savings deposits	1	(10)	(9)
Time deposits	(20)	32	12
Other borrowings	25	—	25
Total	(1)	(53)	(54)
Interest differential	$621	$(327)	$294

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)	Loan fees of $102,000 and $157,000, respectively, during the three months ended September 30, 2016 and September 30, 2015, and loan fees of $197,000 and $250,000, respectively, during the nine months ended September 30, 2016 and September 30, 2015, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2016 and 2015.
(4)	The rate/volume variance has been included in the rate variance.
35

Provision for Loan and Lease Losses

The Company experienced net loan and lease recoveries of $519,000 or 0.67% (on an annualized basis) of average loans and leases for the three months ended September 30, 2016 compared to net loan and lease losses of $430,000 or 0.59% (on an annualized basis) of average loans and leases for the three months ended September 30, 2015. As a result of the loan recoveries experienced in 2016, the Company reversed $668,000 from the allowance for loan and lease losses during the third quarter. The Company did not provide any provision for loan and lease losses for the third quarter of 2015. For the first nine months of 2016, the Company reversed $668,000 from the loan and lease loss allowance and net loan and lease recoveries were $676,000 or 0.30% (on an annualized basis) of average loans and leases outstanding in 2016 compared to net loan and lease losses of $372,000 or 0.18% (on an annualized basis) of average loans and leases outstanding in the first nine months of 2015. The Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$124	$132	$381	$376
Gain on sale/call/impairment of securities	33	33	314	251
Merchant fee income	98	98	277	285
Bank owned life insurance	80	80	239	239
Income from OREO properties	—	87	106	248
Other	64	60	199	183
Total noninterest income	$399	$490	$1,516	$1,582

Noninterest income decreased $91,000 (18.6%) to $399,000 for the three months ended September 30, 2016 compared to $490,000 for the three months ended September 30, 2015. The decrease from the third quarter of 2015 to the third quarter of 2016 was primarily related to a decrease in rental income from OREO properties which decreased $87,000 (100.0%) from $87,000 in 2015 to zero in 2016. The decrease in OREO income resulted from the sale of the Bank’s only remaining income producing OREO property in the first quarter of 2016.

For the nine months ended September 30, 2016, noninterest income decreased $66,000 (4.2%) from $1,582,000 to $1,516,000. The decrease from the first nine months of 2015 compared to the same period in 2016 was primarily related to the decrease in rental income from OREO properties which declined $142,000 (57.3%) from $248,000 in 2015 to $106,000 in 2016.

Noninterest Expense

Noninterest expense decreased $86,000 (2.5%) from $3,432,000 in the third quarter of 2015 to $3,346,000 in the third quarter of 2015. Salary and employee benefits expense decreased $112,000 (5.1%) from $2,185,000 during the third quarter of 2015 to $2,073,000 during the third quarter of 2016. The decrease in salaries and benefits resulted from a lower number of full time equivalent employees and the associated benefit and taxes. Average full-time equivalent employees decreased from 100 in the third quarter of 2015 to 98 in the third quarter of 2016. Occupancy expense increased $1,000 (0.3%) and furniture and equipment expense decreased $6,000 (3.5%) from the third quarter of 2015 to the third quarter of 2016. FDIC assessments decreased $6,000 (7.2%) from the third quarter of 2015 to the third quarter of 2016. OREO related expenses decreased $88,000 during the third quarter of 2016 from $58,000 in the third quarter of 2015 to a credit of $30,000 in the third quarter of 2016. The primary reason for the decrease in OREO related expenses was the reduction in OREO properties reducing carrying costs as well as a gain on sale of $43,000 recorded in the third quarter of 2016. The gain on sale was greater than the operating costs for the quarter resulting in the credit balance. Other expenses increased $125,000 (19.5%) to $766,000 in the third quarter of 2016 compared to $641,000 in the third quarter of 2015. Much of the increase is related to higher legal fees and network administration fees. Legal fees increased from $17,000 to $43,000 and is related to the resolution of a former loan relationship. The increased network administration fees increased from $69,000 to $114,000 and is related to additional work performed by the network vendor, including full hosting of the Company’s computer network. The fully taxable equivalent efficiency ratio for the third quarter of 2016 increased to 59.9% from 59.1% for the third quarter of 2015.

36

Noninterest expense for the nine-month period ended September 30, 2016 was $10,552,000 compared to $10,660,000 for the same period in 2015 for a decrease of $108,000 (1.0%). Salaries and employee benefits expense decreased $166,000 (2.6%) from $6,500,000 for the nine months ended September 30, 2015 to $6,334,000 for the same period in 2016. The decrease in salaries and benefit expense is related to lower incentive accruals, which decreased $81,000 (18.0%) from $450,000 in 2015 to $369,000 in 2016, as not all of the incentive targets have been met as of September 30, 2016. In addition, fees paid to employment agencies for placement fees decreased $50,000 (69.4%) from $72,000 in the first nine months of 2015 to $22,000 in the first nine months of 2016. Occupancy expense decreased $3,000 (0.3%) and furniture and equipment expense decreased $34,000 (6.5%). FDIC assessments decreased $6,000 (2.5%). OREO related expenses increased $70,000 (26.9%) during 2016 to $330,000, from $260,000 in 2015. The increase in OREO expenses is directly related to a $376,000 property write-down partially offset by the $169,000 gain on sale from two properties sold during 2016. Other expenses increased $31,000 (1.4%) from $2,246,000 for the nine months ended September 30, 2015 to $2,277,000 for the same period in 2016. The increase in other expenses resulted from higher legal fees and network administration fees. Legal fees increased from $102,000 to $126,000 and network administration fees increased from $210,000 to $322,000. The overhead efficiency ratio (fully taxable equivalent) for the first nine months of 2016 was 62.1% as compared to 63.6% in the same period of 2015.

Provision for Income Taxes

Federal and state income taxes for the quarter ended September 30, 2016 increased $182,000 (22.6%) from $807,000 in the third quarter of 2015 to $989,000 in the third quarter of 2016 and increased $252,000 (12.5%) from $2,022,000 in the nine months ended September 30, 2015 to $2,274,000 for the nine months ended September 30, 2016. The combined federal and state effective tax rate for the quarter ended September 30, 2016 was 35.3%, compared to 35.5% for the third quarter of 2015. For the nine months ended September 30, 2016, the combined federal and state effective tax rate was 33.6% compared to 34.7% for the nine months ended September 30, 2015. The lower effective tax rate for 2016 compared to 2015 resulted from an increase in tax exempt loan interest. Tax exempt loan interest was $534,000 in the first nine months of 2016 compared to $222,000 in the first nine months of 2015. The higher provision for taxes in 2016 resulted from a higher level of taxable income. Taxable income increased $930,000 (15.9%) from $5,833,000 in 2015 to $6,763,000 in 2016.

Balance Sheet Analysis

The Company’s total assets were $653,846,000 at September 30, 2016 compared to $634,460,000 at December 31, 2015, representing an increase of $19,386,000 (3.1%). The average assets for the three months ended September 30, 2016 were $635,561,000, which represents an increase of $4,857,000 (0.8%) from the balance of $630,704,000 during the three-month period ended September 30, 2015. The average assets for the nine months ended September 30, 2016 were $632,120,000, which represents an increase of $13,569,000 (2.2%) from the average balance of $618,551,000 during the nine-month period ended September 30, 2015.

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

Table Five below summarizes the values of the Company’s investment securities held on September 30, 2016 and December 31, 2015.

Table Five: Investment Securities Composition

(dollars in thousands)

Available-for-sale (at fair value)	September 30, 2016	December 31, 2015
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$228,733	$246,185
Obligations of states and political subdivisions	23,173	26,013
Corporate bonds	1,529	1,551
Corporate stock	67	70
Total available-for-sale investment securities	$253,502	$273,819

Held-to-maturity (at amortized cost)
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$508	$623
Total held-to-maturity investment securities	$508	$623
37

Net unrealized gains on available-for-sale investment securities totaling $5,596,000 were recorded, net of $2,239,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2016 and net unrealized gains on available-for-sale investment securities totaling $3,504,000 were recorded, net of $1,401,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2015.

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

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company adding $66 million in new loans during the first nine months of 2016. This production was partially offset by normal pay downs and payoffs, but still resulted in an overall net increase in net loans and leases of $24.2 million (8.4%) from December 31, 2015. Included in the $66 million in new loans in 2016 was a $13.2 million pool of performing multi-family loans purchased from another financial institution. These purchased loans consisted of seven loans primarily in the Company’s lending footprint and two loans in San Diego County. The market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. Table Six below summarizes the composition of the loan portfolio as of September 30, 2016 and December 31, 2015.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	September 30, 2016		December 31, 2015		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$35,172	11%	$36,195	12%	$(1,023)	(2.8%)
Real estate
Commercial	194,809	61%	199,591	68%	(4,782)	(2.4%)
Multi-family	50,927	16%	23,494	8%	27,433	116.8%
Construction	16,865	5%	14,533	5%	2,332	16.0%
Residential	15,993	5%	14,200	5%	1,793	12.6%
Lease financing receivable	462	0%	732	0%	(270)	(36.9%)
Agriculture	2,235	1%	2,431	1%	(196)	(8.1%)
Consumer	2,070	1%	3,122	1%	(1,052)	(33.7%)
Total loans and leases	318,533	100%	294,298	100%	24,235	8.2%
Deferred loan and lease fees, net	(248)		(221)		(27)
Allowance for loan and lease losses	(4,983)		(4,975)		(8)
Total net loans and leases	$313,302		$289,102		$24,200	8.4%
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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at September 30, 2016 and December 31, 2015.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company has a presence in the Santa Clara, Contra Costa, and Alameda County markets and services these markets through a loan production office in San Jose. In October 2016, the sole business development employee located at this office terminated employment and the Company is currently looking for a replacement. The economies of Santa Clara, Contra Costa and Alameda Counties are diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 87% of the Company’s loan and lease portfolio at September 30, 2016 and 86% as of December 31, 2015. Management believes that the residential land portion of the Company’s loan portfolio carries more than the normal credit risk, due primarily to curtailed demand for new and resale residential property, relative to pre-recession, 2006/2007 levels, a supply imbalance, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At September 30, 2016, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $778,000 or 0.24% of total loans and leases. The $778,000 in nonperforming loans and leases was made up of five loans. Three of those loans totaling $297,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $1,643,000 or 0.56% of total loans and leases at December 31, 2015. Specific reserves of $83,000 were held on the nonperforming loans at September 30, 2016 and specific reserves of $28,000 were held on the nonperforming loans at December 31, 2015.

The overall level of nonperforming loans decreased $66,000 (4.0%) to $1,577,000 during the first quarter of 2016 from $1,643,000 at December 31, 2015, and decreased further by $522,000 (33.1%) during the second quarter of 2016 and by $277,000 (26.3%) during the third quarter of 2016. At December 31, 2015, the Company’s nonperforming loans included four real estate loans totaling $1,493,000; four consumer loans totaling $120,000 and a single commercial loan totaling $30,000. At September 30, 2016, the Company’s nonperforming loans included two real estate loans totaling $719,000 and three consumer loans totaling $59,000.

Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2016 and December 31, 2015.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	September 30,	December 31,
	2016	2015
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	—	30
Real estate	719	1,493
Lease financing receivable	—	—
Agriculture	—	—
Consumer	59	120
Total nonperforming loans	$778	$1,643

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of September 30, 2016. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2016, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company.

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

At September 30, 2016, the recorded investment in loans and leases that were considered to be impaired totaled $18,357,000, which includes $17,604,000 in performing loans and leases. Of the total impaired loans of $18,357,000, loans totaling $11,569,000 were deemed to require no specific reserve and loans totaling $6,788,000 were deemed to require a related valuation allowance of $564,000. Of the $11,569,000 impaired loans that did not carry a specific reserve there were $4,160,000 in loans or leases that had previous partial charge-offs and $7,409,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $21,365,000 at December 31, 2015. Of the total impaired loans of $21,365,000, loans totaling $12,607,000 were deemed to require no specific reserve and loans totaling $8,758,000 were deemed to require a related valuation allowance of $899,000.

The Company has been operating in a market that has recently experienced sporadic improvement in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans in excess of $250,000, the Company performs an internal evaluation or obtains an updated appraisal, as necessary, which is generally once every twelve months.  In the third quarter of 2016, the Company had net recoveries of $519,000 and a negative provision of $668,000 (or a reduction of $668,000 in the allowance for loan and lease losses). In the third quarter of 2015, the Company had net loan and lease losses of $430,000 with no provision.

During the quarters ended September 30, 2016 and 2015, there were no loans that were modified as troubled debt restructurings. There were no payment defaults during the three months ended September 30, 2016 or September 30, 2015 on troubled debt restructurings made in the preceding twelve months. At September 30, 2016 and December 31, 2015 there were no unfunded commitments on those loans considered troubled debt restructures.

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

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Average loans and leases outstanding	$307,324	$286,914	$301,645	$275,566

Allowance for loan and lease losses at beginning of period	$5,132	$5,359	$4,975	$5,301

Loans and leases charged off:
Commercial	—	(609)	—	(609)
Real estate	(68)	—	(68)	—
Lease financing receivable	—	—	—	(1)
Agriculture	—	—	—	—
Consumer	—	—	—	(6)
Total	(68)	(609)	(68)	(616)
Recoveries of loans and leases previously charged off:
Commercial	585	65	658	88
Real estate	2	114	14	154
Lease financing receivable	—	—	—	—
Agriculture	—	—	—	—
Consumer	—	—	72	2
Total	587	179	744	244
Net loans and leases (recovered) charged off	(519)	430	(676)	372
Reductions to allowance charged credited to operating expenses	(668)	—	(668)	—
Allowance for loan and lease losses at end of period	$4,983	$4,929	$4,983	$4,929
Ratio of net charge-offs to average loans and leases outstanding (annualized)	-0.67%	0.59%	-0.30%	0.18%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	-0.86%	0.00%	-0.30%	0.00%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.57%	1.67%	1.57%	1.67%

The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management’s judgment after consideration of numerous factors including, but not limited to: (i) local and regional economic conditions, (ii) the financial condition of the borrowers, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans and leases which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x)  assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrower’s business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

The ALLL totaled $4,983,000 or 1.57% of total loans and leases at September 30, 2016 compared to $4,975,000 or 1.69% of total loans and leases at December 31, 2015. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of nonperforming loans and leases was 640.5% at September 30, 2016 and 302.8% at December 31, 2015. The ALLL as a percentage of impaired loans and leases was 27.1% at September 30, 2016 and 23.3% at December 31, 2015. Of the total nonperforming and impaired loans and leases outstanding as of September 30, 2016, there were $4,160,000 in loans or leases that had been reduced by partial charge-offs of $720,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

The Company’s policy with regard to loan or lease charge-offs continues to be that a loan or lease is charged off against the ALLL when management believes that the collectability of the principal is unlikely. As previously discussed in the “Impaired Loans and Leases” section, certain loans are evaluated for impairment. Generally, if a loan is collateralized by real estate and considered collateral dependent, the impaired portion will be charged off to the allowance for loan and lease losses unless it is in the process of collection, in which case a specific reserve may be warranted. If the collateral is other than real estate and considered impaired, a specific reserve may be warranted.

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

Other Real Estate Owned

At September 30, 2016, the Company had one other real estate owned (“OREO”) property totaling $653,000. This is a reduction of $2,898,000 (81.6%) from the $3,551,000 reported as of December 31, 2015. At September 30, 2015, the Company had four properties totaling $3,781,000. During the third quarter of 2016, the Company did not foreclose on any property and sold one OREO property that had a book value of $243,000 and recorded a $43,000 gain on sale. There were no valuation adjustments to the book value of the existing OREO properties during the third quarter of 2016. The Company believes that the OREO property owned at September 30, 2016 is carried approximately at fair value.

Deposits

At September 30, 2016, total deposits were $546,165,000 representing a $15,475,000 (2.9%) increase from the December 31, 2015 balance of $530,690,000. The Company’s deposit growth plan for 2016 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. During the first nine months of 2016, the Company experienced deposit account increases in noninterest-bearing accounts ($19,038,000 or 10.0%), interest-bearing checking ($74,000 or 0.1%), and savings ($1,544,000 or 2.6%) and decreases in money market accounts ($3,531,000 or 2.6%), and time deposits ($1,650,000 or 2.0%). The decrease in money market accounts during the period is partially related to the Company’s decision to allow some higher rate promotional accounts to exit the Bank.

Other Borrowed Funds

Other borrowings outstanding as of September 30, 2016 and December 31, 2015, consist of advances (both long-term and short-term) from the FHLB. Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)
	September 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$5,000	0.93%	$3,500	1.28%
Long-term borrowings:
FHLB advances	$9,000	1.37%	$7,500	1.24%

The maximum amount of short-term borrowings at any month-end during the first nine months of 2016 and 2015 was $25,500,000 and $3,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$5,000	$9,000
Maturity	2016-2017	2017 to 2020
Weighted average rates	0.93%	1.37%

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

At September 30, 2016, shareholders’ equity was $84,666,000, representing a decrease of $1,409,000 (1.6%) from $86,075,000 at December 31, 2015. The decrease resulted from repurchases of common stock exceeding the additions from other comprehensive income, net income for the period, and the stock based compensation. The Company’s ratio of Total Risk-Based Capital to risk adjusted assets was 19.7% at September 30, 2016 and 20.3% at December 31, 2015. Its Tier 1 Risk-Based Capital to risk-adjusted assets was 18.4% at September 30, 2016 and 19.3% at December 31, 2015. Its Leverage Ratio was 10.6% at September 30, 2016 and 11.0% at December 31, 2015. Table Ten below lists the Company’s and American River Bank’s capital ratios at September 30, 2016 and December 31, 2015 as well as the minimum capital ratios for capital adequacy and the minimum requirement for a well-capitalized institution.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	September 30, 2016	December 31, 2015	Minimum Regulatory Capital Requirements	Well-Capitalized Minimum Requirements
American River Bankshares

Leverage Ratio	10.6%	11.0%	4.0%	N/A
Tier 1 Risk-Based Capital	18.4%	19.3%	6.0%	N/A
Total Risk-Based Capital	19.7%	20.3%	8.0%	N/A

American River Bank

Leverage Ratio	10.6%	11.0%	4.0%	5.0%
Common Equity Tier 1 Risk-Based Capital	18.1%	19.1%	4.5%	6.5%
Tier 1 Risk-Based Capital	18.1%	19.1%	6.0%	8.0%
Total Risk-Based Capital	19.4%	20.3%	8.0%	10.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of September 30, 2016 and December 31, 2015.

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

Effective January 1, 2015, banking organizations like American River Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”). The repurchase target of 5% of the outstanding common shares was reached in the first quarter of 2016 and on April 20, 2016, the Company approved and authorized an increase to this stock repurchase program. The repurchase target was also 5% of the outstanding common shares and was reached in the second quarter of 2016. See Part II, Item 2, for additional disclosure regarding the 2016 Program.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2016 and 2015.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2016 were approximately $23,697,000 and $238,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2016, consolidated liquid assets totaled $228.1 million or 34.9% of total assets compared to $229.7 million or 36.2% of total assets on December 31, 2015. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At September 30, 2016, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At September 30, 2016, the Bank could have arranged for up to $101,263,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2016, the Bank had advances, borrowings and commitments (including letters of credit) outstanding of $14,000,000, leaving $87,263,000 available under these FHLB secured borrowing arrangements. The Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At September 30, 2016, the Bank’s borrowing capacity at the Federal Reserve Bank was $11,698,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2016 and December 31, 2015, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $23,935,000 and $26,968,000 at September 30, 2016 and December 31, 2015, respectively. As a percentage of net loans and leases these off-balance sheet items represent 7.6% and 9.3%, respectively.

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

After a review of the model results as of September 30, 2016, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”). The 2016 Program authorized the repurchase during 2016 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 367,182 shares based on the 7,343,649 shares outstanding as of December 31, 2015. During the first quarter of 2016, the Company repurchased the targeted amount of 367,182 shares of its common stock at an average price of $10.29 per share. On April 20, 2016, the Company approved and authorized an increase in the 2016 Program. The increase authorized the repurchase during the remainder of 2016 of up to 5% of the outstanding shares of the Company’s common stock, or approximately an additional 349,715 shares based on the 6,994,300 shares outstanding as of March 31, 2016. During the second quarter of 2016, the Company repurchased the targeted amount of 349,715 shares of its common stock at an average price of $10.29 per share. Repurchases under the 2016 Program were made from time to time by the Company in the open market as conditions allowed. All such transactions were structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2016 Program have been retired. The following table lists shares repurchased during the quarter ended September 30, 2016 and the maximum amount available to repurchase under the repurchase plan. As a result of the completion of the 2016 Program, there is no data to report in the table below.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 July 1 through July 31, 2016	—	—	—	—
Month #2 August 1 through August 31, 2016	—	—	—	—
Month #3 September 1 through September 30, 2016	—	—	—	—
Total	—	—	—	N/A
48

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
(10.12)

Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated August 16, 2016, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 16, 2016.

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

AMERICAN RIVER BANKSHARES

November 3, 2016	By:	/s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

November 3, 2016	By:	/s/ MITCHELL A. DERENZO
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