Form 10-K
period 2016-12-31
AMERICAN RIVER BANKSHARES
filed 2017-02-24
CIK 1108236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No. 0-31525

AMERICAN RIVER BANKSHARES

(Exact name of registrant as specified in its charter)

California	68-0352144
State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization

3100 Zinfandel Drive, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code   916-851-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, no par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $60,446,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 22, 2017, the registrant’s no par value Common Stock totaled 6,679,909 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2017 annual meeting of shareholders.

AMERICAN RIVER BANKSHARES

INDEX TO
ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2016

PART I

Item 1. Business.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	legislation promulgated by the United States Congress and actions taken by governmental agencies that may impact the U.S. financial system;
•	the risks presented by economic volatility and recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•	variances in the actual versus projected growth in assets and return on assets;
•	potential loan and lease losses;
•	potential expenses associated with resolving nonperforming assets as well as regulatory changes;
•	changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds;
•	competitive effects;
•	potential declines in fee and other noninterest income earned associated with economic factors, as well as regulatory changes;
•	general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;
•	changes in the regulatory environment including increased capital and regulatory compliance requirements and government intervention in the U.S. financial system;
•	changes in business conditions and inflation;
•	changes in securities markets, public debt markets, and other capital markets;
•	potential data processing, cybersecurity and other operational systems failures, breach or fraud;
•	potential decline in real estate values in our operating markets;
•	the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of military conflicts in connection with the conduct of the war on terrorism by the United States and its allies, negative financial and economic conditions, natural disasters, and disruption of power supplies and communications;
•	changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations;
•	projected business increases following any future strategic expansion could be lower than expected;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings;
•	the reputation of the financial services industry could experience deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and
•	the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.
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

American River Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act includes a permanent increase to $250,000 as the maximum FDIC insurance limit per depositor retroactive to January 1, 2008. On November 9, 2010, the FDIC implemented a final rule to permanently increase the maximum insurance limit to $250,000 under the Dodd-Frank Act.

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

During 2016, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Board of Governors”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

At December 31, 2016, the Company had consolidated assets of $651 million, net loans of $324 million, deposits of $545 million and shareholders’ equity of $84 million.

General

The Company is a regional bank holding company headquartered in Sacramento County, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from interest and fees on loans and leases, interest on investments (principally government securities), and Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2016, these sources comprised 69.6%, 30.4%, and 0.0%, respectively, of the Company’s interest income.

American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

As of December 31, 2016 and December 31, 2015, American River Bank held $29,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000 insured by the FDIC.

Based on the most recent information made available by the FDIC through June 30, 2016, American River Bank competes with approximately 35 other banking or savings institutions in Sacramento County, 26 in Placer County, 19 in Sonoma County and 6 in Amador County. American River Bank’s market share of FDIC insured deposits was approximately 1.0% in the service areas of Sacramento County, in Placer County approximately 0.5%, in Sonoma County approximately 0.5%, and in Amador County approximately 14.8% (based upon the most recent information made available by the FDIC through June 30, 2016).

Employees

At December 31, 2016, the Company and its subsidiaries employed 97 persons on a full-time equivalent basis. The Company believes its employee relations are good.

Website Access

The Company maintains a website where certain information about the Company is posted. Through the website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, as well as Section 16 Reports and amendments thereto, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports are free of charge and can be accessed through the address www.americanriverbank.com by accessing the Investor Relations link, then the Company News link, then the SEC Filings link located at that address. Once you have selected the SEC Filings link you will have the option to access the Section 16 Reports or the reports filed on Forms 10-K, 10-Q and 8-K by the Company by selecting the appropriate link.

Competition

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

Competitive Data

At June 30, 2016, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 180 offices in the cities of Gold River, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its five Sacramento area offices, 60 offices in the cities of Healdsburg and Santa Rosa, California, where American River Bank has its two Sonoma County offices, and three offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its three Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is neither authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2016, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $13,373,000 on an unsecured basis and $22,289,000 on a fully secured basis based on capital and allowable reserves of $89,156,000.

American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2016, there were 226 operating commercial and savings bank offices in Sacramento County with total deposits of $30,295,764,000. This was an increase of $2,022,739,000 compared to the June 30, 2015 balances. American River Bank held a total of $295,068,000 in deposits, representing approximately 1.0% of total commercial and savings banks deposits in Sacramento County as of June 30, 2016.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2016, there were 104 operating commercial and savings bank offices in Placer County with total deposits of $12,762,416,000. This was an increase of $918,061,000 over the June 30, 2015 balances. American River Bank held a total of $61,529,000 in deposits, representing approximately 0.5% of total commercial and savings banks deposits in Placer County as of June 30, 2016.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2016, there were 122 operating commercial and savings bank offices in Sonoma County with total deposits of $12,284,732,000. This was an increase of $601,845,000 compared to the June 30, 2015 balances. American River Bank held a total of $66,759,000 in deposits, representing approximately 0.5% of total commercial and savings banks deposits in Sonoma County as of June 30, 2016.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2016, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $696,299,000. This was an increase of $31,783,000 compared to the June 30, 2015 balances. American River Bank held a total of $102,868,000 in deposits, representing approximately 14.8% of total commercial and savings bank deposits in Amador County as of June 30, 2016.

Supervision and Regulation

General

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

The Company, and any subsidiaries which it may acquire or organize, are deemed to be “affiliates” within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by American River Bank to affiliates, (b) on investments by American River Bank in affiliates’ stock as collateral for loans to any borrower, and (c) other transactions between any bank subsidiary and the Company. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

Capital Standards

Risk-Based Capital. The Board of Governors and the FDIC adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines were designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the risk-based guidelines and prior to amendments to the capital rules effective January 1, 2015 as described below in “Basel III - New Capital and Prompt Corrective Action Regulations,” American River Bankshares and American River Bank were required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% was required to consist primarily of common equity (including retained earnings) and the remainder was to consist of subordinated debt, cumulative preferred stock, or a limited amount of loan and lease loss reserves.

Assets, commitments to extend credit, and off-balance sheet items were categorized according to risk and certain assets considered to present less risk than others permitted maintenance of capital at less than the 8% ratio. For example, most home mortgage loans were placed in a 50% risk category and therefore required maintenance of capital equal to 4% of those loans, while commercial loans were placed in a 100% risk category and therefore required maintenance of capital equal to 8% of those loans.

Under the risk-based capital guidelines, assets reported on an institution’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution’s qualifying capital by its period-end risk-weighted assets. The guidelines established two categories of qualifying capital: Tier 1 capital (core capital including common shareholders’ equity and noncumulative perpetual preferred stock) and Tier 2 capital (supplementary capital which includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Each institution is required to maintain a minimum risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

A leverage capital standard was adopted as a supplement to the risk-weighted capital guidelines. Under the leverage capital standard, an institution was required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangible assets not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the FDIC also adopted a minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high-risk profile, or are undergoing or anticipating rapid growth.

Effective January 1, 2015, the risk-based capital regulations described above were amended to the extent described below in “Basel III - New Capital and Prompt Corrective Action Regulations.”

Basel III – New Capital and Prompt Corrective Action Regulations. In July 2013, the federal bank regulatory agencies issued interim final rules that revised and replaced the risk-based capital requirements in order to implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Basel III reforms reflected in the final rules include an increase in the risk-based capital requirements and certain changes to capital components, as well as changes to the calculation and categories of risk-weighted assets. For example, changes to risk weighted assets include increasing the original risk weight to 150% on assets past due 90 days or more or on nonaccrual, utilizing loan to value ratios in the risk weighting of mortgage loans and assigning a 150% risk weight to certain higher risk commercial real estate loans.

Effective January 1, 2015, bank holding companies with consolidated assets of $1 Billion or more and banks like American River Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

The federal bank regulatory agencies also implemented changes to the prompt corrective action framework described below under “Prompt Corrective Action,” which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes took effect beginning January 1, 2015 and require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. In order to qualify as “adequately capitalized,” institutions must have (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. See also the additional requirements of the prompt corrective action framework discussed below under “Prompt Corrective Action.”

Management believes that American River Bank is in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement based upon its capital position at December 31, 2016.

Prompt Corrective Action

The Board of Governors and the FDIC adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDIC Improvement Act of 1991 (“FDICIA”). Prior to amendments to the capital rules effective January 1, 2015 as described above in “Basel III - New Capital and Prompt Corrective Action Regulations,” the regulations established five capital categories with the following characteristics: (1) “Well capitalized” - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) “Adequately capitalized” - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a “well capitalized” institution; (3) “Undercapitalized” - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) “Significantly undercapitalized” - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) “Critically undercapitalized” - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

On November 18, 2014, the FDIC adopted the Assessments Final Rule which revises the FDIC’s risk-based deposit insurance assessment system to reflect changes in the regulatory capital rules effective commencing January 1, 2015. For smaller financial institutions (with total assets less than $1 Billion and which are not custodial banks), the Final Rule revised and conformed capital ratios and ratio thresholds to the new prompt corrective action capital ratios and ratio thresholds for “well capitalized” and “adequately capitalized” evaluations which were adopted by the federal banking agencies as part of the Basel III capital regulations. Consequently, effective January 1, 2015, the prompt corrective action regulations were amended to the extent described above in “Basel III – New Capital and Prompt Corrective Action Regulations.”

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

The federal financial institution agencies have established bases for analysis and standards for assessing a financial institution’s capital adequacy in conjunction with the risk-based and Basel III capital guidelines including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

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

Limitations on Dividends

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by American River Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. On January 25, 2017, the Board of Directors resumed the payment of cash dividends. The Company relies on distributions from American River Bank in the form of cash dividends in order to pay cash dividends to our shareholders. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding cash dividends.

FDIC Insurance

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Act that permanently raised the current standard maximum deposit insurance amount per depositor to $250,000. In addition, the Dodd-Frank Act also made other deposit insurance changes which may affect our insurance premium assessments to include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the DIF by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act.

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

On June 16, 2015, the FDIC proposed changes to the deposit insurance assessments for small insured banks having total assets less than $10 Billion which have been insured for at least five years, based upon experience with bank failures. The changes, among other matters, revise the financial ratios method of determining assessments to reflect a statistical model estimating the probability of failure over three years and updating the financial measures used in the financial ratios method consistent with the statistical model. The FDIC proposed additional changes on October 22, 2015 to require banks with over $10 Billion in assets to be responsible for the recapitalization of the DIF to 1.35 percent of insured deposits after achieving a 1.15 percent reserve ratio. On January 21, 2016, the FDIC proposed further revisions to the small insured bank assessments as the result of comments and recommendations received in response to its earlier proposal. The FDIC proposed that a final rule would go into effect the quarter after adoption, but the amendments would not become operative until the quarter after the DIF reserve ratio reached 1.15 percent. The DIF achieved a reserve ratio of 1.17 as of June 30, 2016. Among the effects of the amendments was a reduction in the initial assessment rates for all banks.

Although American River Bank’s recent assessments have declined as a result of the change to the deposit assessment system, it is uncertain what effect the implementation of the changes to the insurance assessments will have upon the Company’s cost of operations in the future, but a deterioration in the economic conditions impacting financial institutions or a significant number of failed institutions might necessitate increases in premium assessments to maintain the DIF which could adversely impact the Company’s earnings.

Impact of Certain Legislation and Regulation

Interstate Banking. The Dodd-Frank Act signed into law by President Obama on July 21, 2010, includes provisions authorizing national and state banks to establish branch offices in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branch offices in other states if the host state expressly permitted out-of-state banks to establish branch offices in that state.  Accordingly, banks may be able to enter new markets more freely.

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

Volcker Rule. On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volcker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volcker Rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The effective date of the final rule restricting proprietary trading was extended to July 21, 2015 and certain other matters were extended to July 21, 2016 with a final one-year extension anticipated to July 21, 2017. Neither the Company nor American River Bank engages in activities prohibited by the Volcker Rule nor do we expect the Volcker Rule to have a material impact upon the Company or American River Bank.

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

The Patriot Act contains various provisions that affect the operations of financial institutions by encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The Company and American River Bank are not currently aware of any account relationships between American River Bank and any foreign bank or other person or entity which would not be in compliance with the Patriot Act.

Certain surveillance provisions of the Patriot Act expired on June 1, 2015, but were renewed the next day by the passage of the USA Freedom Act on June 2, 2015 and extended through 2019. However, the provision under which the National Security Agency (“NSA”) conducted mass phone data collection on individuals was changed to require the NSA to seek permission from a federal court in order to obtain such data from phone companies.

The effects which the Patriot Act and any amendments to the Patriot Act or additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company’s results of operations.

Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which responded to issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the SEC pursuant to the Act include enhancement of financial disclosures and related certification requirements, rules related to audit committees, auditor independence, ethics requirements, securities trading prohibitions, securities reporting requirements, and securities listing requirements.

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

Fair and Accurate Credit Transactions Act. The Board of Governors, the FDIC, the other federal financial institution regulatory agencies, and the Federal Trade Commission issued final rules and guidelines effective January 1, 2008, subject to mandatory compliance as of November 1, 2008, implementing sections 114 and 315 of the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program. The program must include reasonable policies and procedures for detecting, preventing, and mitigating identity theft in connection with certain new and existing covered accounts. Covered accounts are defined as (i) an account primarily for personal, family, or household purposes (i.e., consumer accounts), or (ii) any other account for which there is a reasonably foreseeable risk to customers or the safety and soundness of the financial institution or creditor from identity theft. The program must be appropriate to the size and complexity of the financial institution or creditor and the nature and scope of its activities and should be designed to:

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
13

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

 The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in the financial system implemented by a newly created Financial Stability Oversight Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. The Dodd-Frank Act has had and is expected to continue to have a significant impact upon our business as its provisions are implemented over time. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect us.

•	Changes to Capital Requirements. The federal banking agencies are required to establish revised minimum leverage and risk-based capital requirements for banks and bank holding companies. Under these requirements, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 Billion in assets. The Dodd-Frank Act requires capital requirements to be counter cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.
•	Enhanced Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.
•	Consumer Protection. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 Billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.
•	Deposit Insurance. The Dodd-Frank Act permanently increased the deposit insurance limit for insured deposits to $250,000 per depositor. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. The FDIC has proposed further changes to the deposit insurance assessments applicable to small insured depository institutions with assets less than $10 Billion and additional DIF recapitalization obligations for insured depository institutions with more than $10 Billion in assets. See the discussion of these changes in “Supervision and Regulation - FDIC Insurance.”
14

•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.
•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
•	Enhanced Lending Limitations. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
•	Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. The Federal Reserve Board was required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 Billion.
•	Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branch offices in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branch offices in other states if the host state expressly permitted out-of-state banks to establish branch offices in that state. Accordingly, banks may be able to enter new markets more freely.
•	Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.
•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Dodd-Frank Act and the Guidance may impact our compensation policies and arrangements.
•	Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 Billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

Requirements under the Dodd-Frank Act are anticipated to be implemented over an extended period of time, unless the implementation is changed as the result of additional legislation promulgated by Congress or as a result of actions taken by the administration of President Trump. Therefore, the nature and extent of regulations that will be issued by various regulatory agencies and the impact such regulations will have on the operations of financial institutions such as ours is unclear. Such regulations resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Future Legislation and Regulation

In addition to legislative changes, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such regulations may have on American River Bankshares or American River Bank. However, despite reported comments made by the administration of President Trump regarding the effect of regulations upon the current conditions in the U.S. financial markets and economy, it remains uncertain whether Congress will enact legislation which provides regulatory relief to financial institutions or alter the focus on the regulation of the financial services industry. The Company anticipates that additional regulations would likely increase the Company’s expenses, which may adversely impact the Company’s results of operations, financial condition, future prospects, profitability, and stock price.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of our business; however, because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. These laws, rules and regulations may be modified, or other new laws, rules or regulations, may be adopted in the future, which could make compliance much more difficult or expensive, or restrict our ability to originate, broker or sell loans, reduce service charge income on deposits, or further limit or restrict the amount of commissions, or interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business, results of operations, financial condition, or future prospects. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, has had and is expected to continue to have a broad impact on the financial services sector, including significant regulatory and compliance changes. Many of the Dodd-Frank Act requirements are anticipated to be implemented over an extended period of time, unless the implementation is changed as the result of additional legislation promulgated by Congress or as the result of actions taken by the administration of President Trump. However, as a result of the uncertainty associated with the manner in which such regulations will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations is not clear. Changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business, results of operations, financial condition or future prospects.

•	Difficult market conditions have adversely affected our business.

Dramatic declines occurred in the housing market during the economic downturn of 2007 through 2010 resulting in falling home prices and a significant number of foreclosures. These circumstances along with unemployment and under-employment negatively impacted the credit performance of our loan portfolio and resulted in significant write-downs of asset values. These asset write-downs had a significant impact on the Company’s financial results and ratios, including our net income, earnings per share, return on average equity and return on average assets. Our net income decreased from $7,751,000 in 2008 to $1,586,000 in 2009 and $476,000 in 2010. Net income increased in succeeding years compared to 2010 and recoveries of previously charged off loans helped increase net income to $6,404,000 in 2016. Our earnings per share decreased from $1.30 per share in 2008 to $0.26 per share in 2009 and $0.05 per share in 2010. Earnings per share also increased in succeeding years compared to 2010 and was $0.94 per share in 2016. Our return on average equity decreased from 12.39% in 2008 to 2.44% in 2009 and 0.53% in 2010, then increased in succeeding years compared to 2010 and was 7.60% in 2016. Our return on average assets decreased from 1.32% in 2008 to 0.28% in 2009 and 0.08% in 2010, then increased in succeeding years compared to 2010 and was 1.00% in 2016. While there has been an improvement in our financial results and ratios in recent years compared to the decreases experienced in the period 2008 through 2010, the increases are still below our historical averages and there is no guarantee that these increases will continue into the future, which could adversely affect our stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

•	Deterioration of economic conditions could adversely affect our business.

The economic conditions in the United States in general and within California and in our operating markets suffered from the economic downturn of 2007 through 2010. The availability of credit and consumer spending, real estate values, and consumer confidence have all been adversely affected by the economic downturn. Unemployment nationwide, in California and in our operating markets increased significantly through this economic downturn. Although unemployment statistics have returned to more normal historical levels, there is no certainty that these levels will continue in the future. As of December 31, 2016, the unemployment rate was 4.7% nationwide, 5.2% in California and 4.9%, 3.7% and 5.7%, respectively, in the Company’s primary markets of Sacramento, Sonoma and Amador Counties, which rates are significantly lower than the rates during the economic downturn. However, these unemployment statistics may not reflect the full extent of unemployment conditions nationwide, in California and in the Company’s primary operating markets due to the exclusion of statistics regarding the number of persons who are no longer seeking employment, among other statistical data. While economic conditions have improved, the sustainability of the economic recovery remains uncertain.

The Bank conducts banking operations principally in Northern California. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in Northern California. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California, and adverse economic conditions could have a material adverse effect upon us. In addition, California’s budgetary and fiscal difficulties during the economic downturn of 2007 through 2010 resulted in a reduction of the number of California government employees. The businesses operating in California and, in particular in the City of Sacramento, depend on the relationships with these government employees, and reduced spending activity by these government employees could have a material impact on the success or failure of these businesses, some of which are current customers or could become future customers of the Bank.

The market in which the Company operates experienced a slowdown in new loan volume during the economic downturn as existing and potential new borrowers paid down debt and delayed expansion plans. This reduction in loan volume had an adverse effect upon our net interest margin and profitability. The Company’s operating market has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. However, deterioration in economic conditions locally, regionally or nationally could result in an economic downturn in Northern California with the following consequences, any of which could further adversely affect our business:

▪	loan delinquencies and defaults may increase;
▪	problem assets and foreclosures may increase;
▪	demand for loans and other products and services may decline;
▪	low cost or noninterest bearing deposits may decrease;
▪	collateral for loans may decline in value, in turn reducing clients’ borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans;
▪	foreclosed assets may not be able to be sold;
▪	volatile securities market conditions could adversely affect valuations of investment portfolio assets; and
▪	reputational risk may increase due to public sentiment regarding the banking industry.

•	Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2016, our nonperforming loans and leases had decreased to 0.01% of total loans and leases compared to the highest level recorded during the economic downturn of 6.52% at December 31, 2010. At December 31, 2016, our nonperforming assets (which include foreclosed real estate and repossessed assets) to total assets had decreased to 0.21%, compared to the highest level recorded during the economic downturn of 4.36% at December 31, 2010. While these nonperforming loans and leases and nonperforming assets have decreased, there is no guarantee that these levels will continue into the future, which could adversely affect our stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of nonperforming assets and/or raise additional capital. When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. We may experience increases in nonperforming assets and the disposition of such nonperforming assets may adversely affect our profitability.

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

At December 31, 2016, $289.4 million, or 87.9% of our total loan and lease portfolio, consisted of real estate related loans. Of that amount, $191.1 million, or 66.0%, consisted of commercial real estate, $9.2 million, or 3.2% consisted of commercial and residential construction loans (including land acquisition and development loans) and $89.1 million, or 30.8%, consisted of residential mortgages and residential multi-family real estate. The majority of our real property collateral is located in our operating markets in Northern California. The deteriorating economic conditions in California and in our operating markets during the economic downturn of 2007 through 2010, contributed to an overall decline in commercial and residential real estate values. While property values have recovered somewhat, a substantial decline in commercial and residential real estate values in our primary market areas could occur in the future as a result of any deterioration in economic conditions or other events including natural disasters such as earthquakes, droughts, floods, fires, and similar adverse weather occurrences. Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.

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

As of December 31, 2016, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $5.5 million and $6.0 million, respectively. At such date, our commercial real estate loans amounted to $191.1 million, or 58.1% of our total loan and lease portfolio, and our commercial business loans amounted to $35.4 million, or 10.7% of our total loan and lease portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

•	Governmental fiscal and monetary policies may affect our business and are beyond our control.

The business of banking is affected significantly by the fiscal and monetary policies of the federal government and its agencies. Such policies are beyond our control. We are particularly affected by the policies established by the Federal Reserve Board in relation to the supply of money and credit in the United States. The instruments of monetary policy available to the Federal Reserve Board can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material effect on our business. The deterioration in economic conditions during the period of 2007 through 2010 resulted in government intervention and legislation intended to stabilize the U.S. financial system. Despite some improvement in economic conditions, the sustainability of the economic recovery is uncertain and a deterioration of economic conditions could result in further intervention and legislation beyond our control. Such deterioration could also limit our access to capital or sources of liquidity in amounts and at times necessary to conduct operations in compliance with applicable regulatory requirements.

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

We cannot be certain that the continued implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security, including as a result of cybersecurity breach.  The FDIC highlighted in its Supervisory Insights publication that cybersecurity is a critical challenge facing the financial services industry and that the frequency and sophistication of cyber-attacks are increasing. The Bank will continue to enhance its information security programs consistent with regulatory requirements including reliance on the services of various vendors who provide data processing and communication services to the financial services industry.  Nonetheless, if information security is compromised or other technology difficulties or failures occur at the Bank or with one of our vendors, information may be lost or misappropriated, services and operations may be interrupted and the Bank could be exposed to claims from its customers as a result.

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

FDIC insurance premium assessments are uncertain and increased premium assessments may adversely affect our earnings. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (“DIF”). Bank failures increased significantly during the economic downturn causing the FDIC to take control of failed institutions and guarantee payment from the DIF up to the insured limit for deposits held at such failed institutions. The sustainability of the economic recovery is uncertain and a deterioration of economic conditions may cause losses which require premium increases to replenish the DIF.

On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that made permanent a $250,000 deposit insurance limit per depositor. In addition, the Dodd-Frank Act also made other deposit insurance changes which may affect our insurance premium assessments to include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the DIF by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act.

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

Although American River Bank’s recent assessments have declined as a result of the change to the deposit assessment system, it is uncertain what effect the implementation of the changes to the insurance assessments will have upon the Company’s costs of operations in the future, but a deterioration in the economic conditions impacting financial institutions or a significant number of failed institutions might necessitate increases in premium assessments to maintain the DIF which could adversely impact the Company’s earnings.

•	In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2016, we did not recognize any securities as other than temporarily impaired.  Future evaluations of the securities portfolio may require us to recognize an impairment charge with respect to these and other holdings. In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2016, we held stock in the FHLB totaling $3.8 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB currently distributes cash dividends on its shares, however, past dividend paying practices are not a guarantee of future dividends. To date, we have not recognized any impairment charges related to our FHLB stock holdings. Any future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

•	If the goodwill we have recorded in connection with our acquisition of Bank of Amador becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2016, we had approximately $16.3 million of goodwill on our balance sheet attributable to our merger with Bank of Amador in December 2004. In accordance with accounting principles generally accepted in the United States of America, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in findings of impairment and write-downs, which could be material.

•	The effects of terrorism and other events beyond our control may adversely affect our results of operations.

The terrorist actions on September 11, 2001 and thereafter, as well as the military conflicts in the Middle East, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact us and the extent of such impact is uncertain. Similar events beyond our control including, but not limited to, financial and economic instability and governmental actions in response, natural disasters such as earthquakes, droughts, floods, fires, and similar adverse weather occurrences, disruption of power and energy supplies and communications equipment such as telephones, cellular phones, computers, and other forms of electronic equipment or media, and widespread, adverse public health occurrences, may adversely affect our future results of operations by, among other things, disrupting the conduct of our operations and those of our customers, which could result in a reduction in the demand for loans and other products and services offered by the Bank, increase nonperforming loans and the amounts reserved for loan and lease losses, or cause significant declines in our level of deposits.

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

In December 2009, the Company raised $25.3 million (in gross proceeds) in a public offering of 4,048,000 shares of its common stock at $6.25 per share. Our articles of incorporation, as amended, provide the authority to issue without further shareholder approval, 20,000,000 shares of common stock, no par value per share, of which 6,661,726 shares were issued and outstanding at December 31, 2016. Pursuant to the Company’s 2010 Equity Incentive Plan and its 2000 Stock Option Plan, at December 31, 2016, employees and directors of the Company had outstanding options to purchase 186,023 shares of common stock. As of December 31, 2016, 1,376,819 shares of common stock remained available for awards under the 2010 Equity Incentive Plan.

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility, which reached unprecedented levels during the economic downturn of 2007 through 2010. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength. Despite the fact that our current stock price may have increased since the economic downturn, there is no certainty that such increase will continue in the future. As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. This may make it difficult for shareholders to resell shares of common stock they own at times or at prices they find attractive. The low trading volume in our common shares on the NASDAQ Global Select Market means that our shares may have less liquidity than other publicly traded companies. We cannot ensure that the volume of trading in our common shares will be maintained or will increase in the future.

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
23

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

Our ability to pay dividends on our common stock depends on a variety of factors. On July 27, 2009 we announced suspension of our quarterly dividends and on January 25, 2017, the Company resumed its quarterly cash dividends. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. Cash dividends may or may not be paid in the future since they are subject to regulatory restrictions and to evaluation by our Board of Directors of financial factors including, but not limited to, our earnings, financial condition and capital requirements.

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

•	The tax treatment of corporations could be subject to potential legislative, administrative or judicial changes or interpretations, which could adversely affect us.

The present federal income tax treatment of corporations may be modified by legislative, administrative or judicial changes or interpretations at any time. For example, President Trump's administration has indicated it will propose reductions to the corporate statutory tax rate. A decline in the federal corporate tax rate may lower the Company's tax provision expense, however, it may also significantly decrease the value of the Company's deferred tax assets ("DTAs"), which would result in a reduction of net income in the period in which the tax change is enacted. At December 31, 2016, the Company's net DTAs were approximately $4.1 million. As well, if President Trump and Congress approve comprehensive tax reform, the beneficial tax treatment of bank-owned life insurance and interest on municipal bonds and loans, or other current tax positions taken by the Company, could be at risk. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted, but if enacted, they could adversely impact the Company's earnings.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company and American River Bank lease nine and own two of their respective premises. The Company’s headquarters is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California. The office space is located in a six-story office building. The seven (7) year lease term was set to expire on July 31, 2017 but was renewed in 2016 for an additional seventy-nine (79) months to expire on December 31, 2022. The premises consist of approximately 12,218 square feet on the fourth floor of the building. The space is leased from Ethan Conrad Properties, Inc., successor to MSCP Capital Center Investors, LLC PGOCC, LLC, and One Capital Center.

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

American River Bank leases premises at 9750 Business Park Drive, Sacramento, California. The premises are leased from Bradshaw Plaza, Associates, Inc., which is owned in part by Charles D. Fite, a director of the Company. The lease term is three (3) years and expires on November 30, 2017. The premises consist of 3,711 square feet on the ground floor.

American River Bank leases premises at 11220 Gold River Express Drive, Gold River, California. The premises are leased from Gold River Village Associates, a California Limited Partnership. The lease term is one-hundred and twenty-six (126) months and expires on November 30, 2024. The premises consist of 1,650 square feet on the ground floor.

American River Bank leases premises at 2150 Douglas Boulevard, Roseville, California. The premises are leased from DDS Properties, a California General Partnership. The lease term is one hundred and twenty-six (126) months and expires on May 31, 2027. The premises consist of 2,269 square feet on the ground floor.

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

American River Bank leases premises at 422 Sutter Street, Jackson, California. The premises are leased from the United States Postal Service. The lease term is one (1) year and expires on May 31, 2017 and the premises consisted of 3,600 square feet on the ground floor.

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

The leases on the premises located at 1545 River Park Drive, 2150 Douglas Boulevard, 90 South E Street, 26395 Buckhorn Ridge Road, 11220 Gold River Express Drive, 520 Capitol Mall, 422 Sutter Street, and 3100 Zinfandel Drive, contain options to extend for five years. Included in the above premises is a facility leased from a current director of the Company at terms and conditions which management believes are consistent with the commercial lease market. The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits in Part IV, Item 15 of this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The following table shows the high and the low prices for the common stock, for each quarter during 2016 and 2015, as reported by Nasdaq.

2016	High	Low
First quarter	10.98	9.71
Second quarter	10.97	9.69
Third quarter	10.91	10.15
Fourth quarter	15.99	10.59

2015
First quarter	9.98	9.23
Second quarter	9.95	9.10
Third quarter	10.35	9.15
Fourth quarter	11.19	9.40

The closing price for the Company’s common stock on February 22, 2017 was $15.35.

Holders

As of February 16, 2017, there were approximately 2,250 shareholders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends on its common stock from the first quarter of 2004 through the second quarter of 2009. Prior to that, the Company paid cash dividends twice a year since 1992. On July 27, 2009, the Company announced that the Board of Directors had suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. On January 25, 2017, the Board reinstated the quarterly cash dividend. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. In 2016 and 2015, there were no cash dividends paid to our shareholders. It is uncertain whether any dividends will continue to be paid in the future since they are subject to regulatory and statutory restrictions and the evaluation by the Company’s Board of Directors of financial factors including, but not limited to earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

Stock Repurchases

On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”). The 2016 Program authorized the repurchase during 2016 of up to 5% of the outstanding shares of the Company’s common stock. In addition, on April 20, 2016, the Company approved and authorized an additional amount of 5% to be purchased under the 2016 Program. During 2016, the Company repurchased 716,897 shares of its common stock at an average price of $10.34 per share. Repurchases under the 2016 Program were made from time to time by the Company in the open market. All such transactions were structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2016 Program were retired.

The following table lists shares repurchased during the quarter ended December 31, 2016 and the maximum amount available to repurchase under the repurchase plan. As a result of the completion of the 2016 Program, there is no data to report in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 October 1 through October 31, 2016	—	—	—	—
Month #2 November 1 through November 30, 2016	—	—	—	—
Month #3 December 1 through December 31, 2016	—	—	—	—
Total	—	—	—	N/A

The Company repurchased 790,989 shares in 2015, 424,462 shares in 2014, 849,404 shares in 2013, and 575,389 shares in 2012 and did not repurchase any of its shares in 2011 or 2010. Share amounts have been adjusted for stock dividends and/or splits.

On January 25, 2017, the Company approved and authorized a stock repurchase program for 2017 (the “2017 Program”). The 2017 Program authorized the repurchase during 2017 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 333,086 shares based on the 6,661,726 shares outstanding as of December 31, 2016. Any repurchases under the 2017 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2017 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2017 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2017 Program at any time without notice.

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

As of and for the Years Ended December 31,

(In thousands, except per share amounts and ratios)

	2016	2015	2014	2013	2012
Operations Data:
Net interest income	$20,243	$20,007	$18,797	$17,391	$19,405
Provision for loan and lease losses	(1,344)	—	(541)	200	1,365
Noninterest income	2,045	2,015	2,177	2,015	2,774
Noninterest expenses	13,836	14,080	14,862	14,891	16,747
Income before income taxes	9,796	7,942	6,653	4,315	4,067
Income tax expense	3,392	2,674	2,292	1,258	860
Net income	$6,404	$5,268	$4,361	$3,057	$3,207

Share Data:
Earnings per share – basic	$0.95	$0.70	$0.54	$0.34	$0.34
Earnings per share – diluted	$0.94	$0.70	$0.54	$0.34	$0.34
Cash dividends per share (1)	$0.00	$0.00	$0.00	$0.00	$0.00
Book value per share	$12.59	$11.72	$11.08	$10.25	$10.08
Tangible book value per share	$10.14	$9.50	$9.06	$8.33	$8.33

Balance Sheet Data:
Assets	$651,450	$634,640	$617,754	$592,753	$596,389
Loans and leases, net	324,086	289,102	258,057	251,747	252,118
Deposits	544,806	530,690	510,693	483,690	478,256
Shareholders’ equity	83,850	86,075	89,647	87,020	93,994

Financial Ratios:
Return on average equity	7.60%	6.03%	4.98%	3.38%	3.42%
Return on average tangible equity	9.43%	7.42%	6.12%	4.13%	4.15%
Return on average assets	1.00%	0.85%	0.72%	0.52%	0.55%
Efficiency ratio (2)	60.81%	62.87%	69.96%	75.61%	73.69%
Net interest margin (2) (3)	3.62%	3.63%	3.54%	3.45%	3.91%
Net loans and leases to deposits	59.49%	54.48%	50.53%	52.05%	52.72%
Net (recoveries) charge-offs to average loans & leases	(0.39%)	0.12%	(0.20%)	0.25%	0.93%
Nonperforming loans and leases to total loans and leases (4)	0.01%	0.56%	0.63%	0.77%	2.12%
Allowance for loan and lease losses to total loans and leases	1.47%	1.69%	2.01%	2.08%	2.24%
Average equity to average assets	13.20%	14.02%	14.47%	15.31%	15.97%
Dividend payout ratio (1)	0%	0%	0%	0%	0%

Capital Ratios:
Leverage capital ratio	10.50%	10.97%	11.60%	11.88%	12.82%
Tier 1 risk-based capital ratio	19.02%	19.34%	21.60%	21.95%	23.87%
Total risk-based capital ratio	20.27%	20.59%	22.85%	23.20%	25.13%

(1)	On January 25, 2017, the Company reinstated the payment of quarterly cash dividends.
(2)	Fully taxable equivalent.
(3)	Excludes the amortization of intangible assets.
(4)	Nonperforming loans and leases consist of loans and leases past due 90 days or more and still accruing and nonaccrual loans and leases.
29

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) legislation promulgated by the United States Congress and actions taken by governmental agencies that may impact the U.S. financial system; (2) the risks presented by economic volatility and recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates; (3) variances in the actual versus projected growth in assets and return on assets; (4) potential loan and lease losses; (5) potential expenses associated with resolving nonperforming assets as well as regulatory changes; (6) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (7) competitive effects; (8) potential declines in fee and other noninterest income earned associated with economic factors, as well as regulatory changes; (9) general economic conditions nationally, regionally, and within our operating markets could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (10) changes in the regulatory environment including increased capital and regulatory compliance requirements and government intervention in the U.S. financial system; (11) changes in business conditions and inflation; (12) changes in securities markets, public debt markets, and other capital markets; (13) potential data processing, cybersecurity and other operational systems failures, breach or fraud; (14) potential decline in real estate values in our operating markets; (15) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of military conflicts in connection with the conduct of the war on terrorism by the United States and its allies, negative financial and economic conditions, natural disasters, and disruption of power supplies and communications; (16) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations; (17) projected business increases following any future strategic expansion could be lower than expected; (18) the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings; (19) the reputation of the financial services industry could experience deterioration, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and (20) the efficiencies we may expect to receive from any investments in personnel and infrastructure may not be realized.

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

Use of Non-GAAP Financial Measures

This Annual Report on Form 10-K (“Form 10K”) contains certain non-GAAP (Generally Accepted Accounting Principles) financial measures in addition to results presented in accordance with GAAP.  These measures include tangible book value and taxable equivalent basis.  Management has presented these non-GAAP financial measures in this Form 10K because it believes that they provide useful and comparative information to assess trends in the Company’s financial position reflected in the results and facilitate comparison of our performance with the performance of our peers.

Net Interest Margin and Efficiency Ratio (non-GAAP financial measures)

In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio.  The Company believes the presentation of net interest margin on a taxable equivalent basis using a 34% effective tax rate allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt loans and investments. The efficiency ratio is a measure of a banking company’s overhead as a percentage of its revenue. The Company derives this ratio by dividing total noninterest expense by the sum of the taxable equivalent net interest income and the total noninterest income.

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

Goodwill

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2016, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2016, and determined that no valuation allowance was required. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. A valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carry forward periods.

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

Overview

The Company recorded net income in 2016 of $6,404,000, an increase of $1,136,000 (21.6%) from $5,268,000 in 2015. Diluted earnings per share were $0.94 for 2016 and $0.70 for 2015. For 2016, the Company realized a return on average equity of 7.60% and a return on average assets of 1.00%, as compared to 6.03% and 0.85%, respectively, in 2015.

Net income for 2015 increased $907,000 (20.8%) from $4,361,000 in 2014. Diluted earnings per share for 2014 were $0.54. For 2014, the Company realized a return on average equity of 4.98% and return on average assets of 0.72%. Table One below provides a summary of the components of net income for the years indicated (dollars in thousands):

Table One: Components of Net Income

	2016	2015	2014
Interest income*	$21,618	$21,340	$20,242
Interest expense	(910)	(961)	(1,168)
Net interest income*	20,708	20,379	19,074
Provision for loan and lease losses	1,344	—	541
Noninterest income	2,045	2,015	2,177
Noninterest expense	(13,836)	(14,080)	(14,862)
Provision for income taxes	(3,392)	(2,674)	(2,292)
Tax equivalent adjustment	(465)	(372)	(277)
Net income	$6,404	$5,268	$4,361

Average total assets	$638,276	$623,049	$605,247
Net income as a percentage of average total assets	1.00%	0.85%	0.72%

* Fully taxable equivalent basis (FTE)

Under accounting principles generally accepted in the United States of America all share and per share data is adjusted for stock dividends and stock splits. There were no stock dividends or stock splits in 2016, 2015 or 2014.

During 2016, total assets of the Company increased $16,810,000 (2.6%) from $634,640,000 at December 31, 2015 to $651,450,000 at December 31, 2016. At December 31, 2016, net loans totaled $324,086,000, up $34,984,000 (12.1%) from the ending balance of $289,102,000 at December 31, 2015. Deposits increased $14,116,000 or 2.7% from $530,690,000 at December 31, 2015 to $544,806,000 at December 31, 2016. Shareholders’ equity decreased $2,225,000 or 2.6% from $86,075,000 at December 31, 2015 to $83,850,000 at December 31, 2016. The Company ended 2016 with a leverage capital ratio of 10.5% and a total risk-based capital ratio of 20.3% compared to a leverage capital ratio of 11.0% and a total risk-based capital ratio of 20.6% at the end of 2015.

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

The Company’s fully taxable equivalent net interest margin was 3.62% in 2016, 3.63% in 2015, and 3.54% in 2014. The fully taxable equivalent net interest income was up $329,000 (1.6%), from $20,379,000 in 2015 to $20,708,000 in 2016. The fully taxable equivalent net interest income was up $1,312,000 (6.9%), from $19,067,000 in 2014 to $20,379,000 in 2015.

The fully taxable equivalent interest income component increased $278,000 (1.3%) from $21,340,000 in 2015 to $21,618,000 in 2016. The increase in the fully taxable equivalent interest income for 2016 compared to the same period in 2015 is comprised of two components - rate (down $613,000) and volume (up $891,000). The rate decrease primarily occurred in the loan portfolio. While average loans increased by $27,009,000 (9.7%) from $279,728,000 during 2015 to $306,737,000 during 2016, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. Yield on loans decreased from 5.01% in 2015 to 4.88% in 2016 and contributed to a decrease of $399,000 in loan interest income. The investment portfolio also contributed to the decrease in interest income. The yield on the investments decreased from 2.60% in 2015 to 2.51% in 2016 and contributed to a decrease of $217,000 in interest income. This decrease in investment income due to rates can also be attributed to the lower overall rate environment as proceeds from paid down securities were invested at lower rates. The volume increase of $891,000 was primarily from the increase of $1,346,000 in average loans mentioned above and partially offset by a decrease of $454,000 in investments. When compared to 2015, average investment securities decreased $17,168,000 (6.1%) from $281,344,000 in 2015 compared to $264,176,000 in 2016, as a portion of these funds helped fund the increase in loans.

The fully taxable equivalent interest income component increased $1,098,000 (5.4%) from $20,242,000 in 2014 to $21,340,000 in 2015. The increase in the fully taxable equivalent interest income for 2015 compared to the same period in 2014 is comprised of two components - rate (down $285,000) and volume (up $1,383,000). The rate decrease primarily occurred in the loan portfolio. While average loans increased by $25,830,000 (10.2%) from $253,898,000 during 2014 to $279,728,000 during 2015, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. Yield on loans decreased from 5.37% in 2014 to 5.01% in 2015 and contributed to a decrease of $1,076,000 in loan interest income. The decrease of $1,076,000 in interest income created from the decrease in rates on the loan balances was partially offset by an increase in rates on the investment portfolio resulting in an increase of $790,000 related to the investments. This increase in investment income due to rates can be attributed to a slowdown in the mortgage refinance market. As mortgage refinancing slows it also reduces the principal prepayments that the Company receives on the mortgage backed securities, which reduces the premium amounts amortized on the bonds. A lower amount of amortized premium results in higher interest income. The volume increase of $1,383,000 was primarily from the increase of $1,466,000 in average loans mentioned above and partially offset by a decrease of $83,000 in investments. When compared to 2014, average investment securities decreased $3,092,000 (1.1%) from $284,436,000 in 2014 compared to $281,344,000 in 2015.

Interest expense was $51,000 (5.3%) lower in 2016 compared to 2015, decreasing from $961,000 to $910,000. The primary decrease in interest expense relates to lower rates (down $53,000). Rates paid on interest bearing liabilities decreased one basis point from 0.27% to 0.26% in 2015 compared to 2014. The average balances on interest bearing liabilities were $351,095,000 (or $4,957,000 and 1.4% lower) in 2016 compared to $356,052,000 in 2015. Despite the slightly lower average balances, the Company experienced a slight increase in interest expense of $2,000 due to volume as a result of an increase in the higher cost other borrowings which increased from $14,092,000 in 2015 to $17,201,000 in 2016 and had a $32,000 impact on the increase in interest expense due to volume. This increase was offset by a decrease in interest expense of $30,000 related to deposit balances.

Interest expense was $207,000 (17.7%) lower in 2015 compared to 2014, decreasing from $1,168,000 to $961,000. The primary decrease in interest expense relates to lower rates (down $222,000). Rates paid on interest bearing liabilities decreased six basis points from 0.33% to 0.27% in 2014 compared to 2015. The average balances on interest bearing liabilities were $356,052,000 (or $180,000 and 0.1% higher) in 2015 compared to $355,872,000 in 2014. The higher balances had only a slight impact on the overall interest expense.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Year Ended December 31,	2016			2015			2014
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets:
Taxable loans and leases (1)	$289,699	$14,008	4.84%	$270,267	$13,547	5.01%	$253,434	$13,609	5.37%
Tax-exempt loans and leases (2)	17,038	967	5.68%	9,461	481	5.08%	464	29	6.25%
Taxable investment Securities	240,149	5,755	2.40%	255,137	6,280	2.46%	257,308	5,528	2.15%
Tax-exempt investment securities (2)	23,952	867	3.62%	26,128	1,015	3.88%	27,051	1,057	3.91%
Corporate stock	75	14	18.67%	79	12	15.19%	77	15	19.48%
Federal funds sold	—	—	—	—	—	—	—	—	—
Interest bearing deposits in other banks	996	7	0.70%	994	5	0.50%	1,000	4	0.40%
Total earning assets	571,909	21,618	3.78%	562,066	21,340	3.80%	539,334	20,242	3.75%
Cash & due from banks	33,806			26,313			28,533
Other assets	37,753			39,941			42,924
Allowance for loan & lease losses	(5,192)			(5,271)			(5,544)

	$638,276			$623,049			$605,247

Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
NOW & MMDA	$190,237	146	0.08%	$196,120	244	0.12%	$201,412	420	0.21%
Savings	60,543	19	0.03%	58,910	29	0.05%	53,806	40	0.07%
Time deposits	83,114	565	0.68%	86,930	544	0.63%	89,392	561	0.63%
Other borrowings	17,201	180	1.05%	14,092	144	1.02%	11,262	147	1.31%
Total interest bearing liabilities	351,095	910	0.26%	356,052	961	0.27%	355,872	1,168	0.33%
Demand deposits	196,434			173,130			155,537
Other liabilities	6,494			6,537			6,275
Total liabilities	554,023			535,719			517,684
Shareholders’ equity	84,253			87,330			87,563
	$638,276			$623,049			$605,247
Net interest income & margin (3)		$20,708	3.62%		$20,379	3.63%		$19,074	3.54%

(1)	Loan and lease interest includes loan and lease fees of $253,000, $322,000 and $307,000 in 2016, 2015 and 2014, respectively.

(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2016, 2015 and 2014.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
35

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Year ended December 31, 2016 over 2015 (dollars in thousands)
Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans and leases (1)(2)	$974	$(532)	$442
Tax-exempt net loans and leases (3)	372	133	505
Taxable investment securities	(369)	(156)	(525)
Tax-exempt investment securities (3)	(85)	(63)	(148)
Corporate stock	(1)	3	2
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	—	2	2
Total	891	(613)	278

Interest-bearing liabilities:
Demand deposits	(7)	(91)	(98)
Savings deposits	1	(11)	(10)
Time deposits	(24)	45	21
Other borrowings	32	4	36
Total	2	(53)	(51)
Interest differential	$889	$(560)	$329

Year Ended December 31, 2015 over 2014 (dollars in thousands) Increase (decrease) in interest income and expense due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans and leases (1)(2)	$904	$(966)	$(62)
Tax-exempt net loans and leases (3)	562	(110)	452
Taxable investment securities	(47)	799	752
Tax-exempt investment securities (3)	(36)	(6)	(42)
Corporate stock	—	(3)	(3)
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	—	1	1
Total	1,383	(285)	1,098

Interest-bearing liabilities:
Demand deposits	(11)	(165)	(176)
Savings deposits	4	(15)	(11)
Time deposits	(15)	(2)	(17)
Other borrowings	37	(40)	(3)
Total	15	(222)	(207)
Interest differential	$1,368	$(63)	$1,305

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.
(2)	Loan and lease fees of $253,000, $322,000 and $307,000 for the years ended December 31, 2016, 2015 and 2014, respectively, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2016, 2015 and 2014.
(4)	The rate/volume variance has been included in the rate variance.
36

Provision for Loan and Lease Losses

The Company experienced net loan and lease recoveries of $1,191,000 or 0.39% of average loans and leases during 2016 compared to net loan and lease losses of $326,000 or 0.12% of average loans and leases during 2015. As a result of the net recoveries in 2016, the Company reduced the allowance for loan and lease losses by recording a negative provision for loan and lease losses of $1,344,000. As a result of the improving credit quality over the past several years and a reduction in historical loan loss rates the Company did not require any loan or lease loss provision in 2015. The level of nonperforming loans and leases, which began to increase during the economic cycle of 2007 through 2010, reached a high of $22,571,000 at December 31, 2010, but has decreased to $19,000 at December 31, 2016. For additional information see the “Nonaccrual, Past Due and Restructured Loans and Leases” the “Allowance for Loan and Lease Losses Activity.”

Service Charges and Fees and Other Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Year Ended December 31,
	2016	2015	2014
Service charges on deposit accounts	$502	$498	$562
Income from OREO properties	279	335	365
Merchant fee income	377	378	413
Earnings on bank-owned life insurance	322	316	284
Life insurance death benefit	—	—	99
Gain on sale, impairment and call of securities	314	251	208
Other	251	237	246
	$2,045	$2,015	$2,177

Noninterest income increased $30,000 (1.5%) to $2,045,000 in 2016 from the 2015 level. The increase from 2015 to 2016 was primarily related to higher gains on sale of securities offset by lower earnings on OREO properties. Gain on sales of securities increased $63,000 (25.1%) from 2015 to 2016 while income from OREO properties decreased $56,000 (16.7%) during that same time period. The decrease in OREO income resulted from the sale of the Bank’s only remaining income producing OREO property in the first quarter of 2016.

Noninterest income decreased $162,000 (7.4%) to $2,015,000 in 2015 from the 2014 level. The decrease from 2014 to 2015 was primarily related to lower fees from service charges on deposit accounts (down $64,000 or 11.4%) and no life insurance death benefits in 2015 as compared to $99,000 in 2014. The decrease in service charges is related to a decrease in insufficient funds income.

Salaries and Benefits

Salaries and benefits were $8,435,000 (down $93,000 or 1.1%) for 2016 as compared to $8,528,000 in 2015. The decrease in salary and benefits was due in part to lower employee benefits which decreased $102,000 (7.2%) from $1,422,000 in 2015 to $1,320,000 in 2016. The decrease in other employee benefits, which includes health care related benefits, 401(k) matching, and employee placement fees, was primarily related to lower employer paid health care insurance and lower employee placement fees paid in 2016.

Salaries and benefits were decreased $248,000 (2.8%) to $8,528,000 for 2015 as compared to $8,776,000 in 2014. The decrease in salary and benefits was due in part to lower incentive compensation expense and lower employee benefits. Incentive accruals decreased $182,000, from $672,000 in 2014 to $490,000 in 2015 and other employee benefits decreased $107,000 (7.0%) from $1,529,000 in 2014 to $1,422,000 in 2015. The decrease in incentive compensation was primarily due to the Company not achieving all of the incentive targets under Company incentive plans in 2015. The decrease in other employee benefits, which includes health care related benefits, 401(k) matching, and employee placement fees, was primarily related to lower employee placement fees paid in 2015.

Other Real Estate Owned

The total other real estate owned (“OREO”) expense in 2016 was $246,000 (down $76,000 or 23.6%) compared to $322,000 in 2015. The primary reason for the decrease in OREO related expenses is due to the sale of a number of properties, including office buildings which have high operating expenses, and lower property write-downs. Operating expenses on the properties held in 2016 totaled $128,000 compared to $245,000 in 2015. In 2016, the gains on sale, which offset the overall OREO expense, were higher than in 2015. Gains from properties sold in 2016 totaled $257,000 compared to a loss of $1,000 in 2015. These reductions were offset by higher write-downs in 2016. In 2016, write-downs were $376,000 compared to $76,000 in 2015. This increase in the write-downs in 2016 was related to a single property that was evaluated during the first quarter of 2016. This property was eventually sold in 2016 for a gain of $89,000.

In 2015, the OREO expense decreased by $42,000 (11.5%) to $322,000 compared to $364,000 in 2014. The primary reason for the decrease in OREO related expenses is due to the sale of a number of properties and lower property write-downs. In 2015, write-downs were $76,000 compared to $165,000 in 2014. This decrease is related to a fewer number of owned properties and some stability in the real estate market. Operating expenses on the properties held in 2015 totaled $245,000 compared to $430,000 in 2014. In 2014, the gains on sale, which offset the overall OREO expense, were higher than in 2015. Gains from properties sold in 2014 totaled $231,000 compared to a loss of $1,000 in 2015.

Occupancy, Furniture and Equipment

Occupancy expense decreased $8,000 (0.1%) during 2016 to $1,175,000, compared to $1,183,000 in 2015. Furniture and equipment expense decreased $38,000 (5.5%) during 2016 to $652,000 compared to $690,000 in 2015. The decrease in the furniture and equipment expense resulted from lower maintenance expense on the Company’s equipment.

Occupancy expense decreased $5,000 (0.4%) during 2015 to $1,183,000, compared to $1,188,000 in 2014. Furniture and equipment expense decreased $34,000 (4.7%) during 2015 to $690,000 compared to $724,000 in 2014. The decrease in the furniture and equipment expense resulted from lower depreciation on the Company’s furniture and equipment.

Regulatory Assessments

Regulatory assessments include fees paid to the California Department of Business Oversight (the “DBO”) and the Federal Deposit Insurance Corporation (the “FDIC”). FDIC assessments decreased $68,000 (21.0%) during 2016 to $256,000, compared to $324,000 in 2015. The majority of this decrease relates to a lower assessment rate as a result of lower nonperforming assets and that the Deposit Insurance Fund reached the FDIC’s target level of 1.15% during 2016, which resulted in lower assessments for community banks such as American River Bank. The assessments paid to the DBO in 2016 were $72,000 compared to $71,000 in 2015.

FDIC assessments decreased $39,000 (10.7%) during 2015 to $324,000, compared to $363,000 in 2014. The majority of this decrease relates to a lower assessment rate as a result of lower nonperforming assets. The assessments paid to the DBO in 2015 were $71,000 compared to $70,000 in 2014.

Other Expenses

Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Professional fees	$995	$863	$1,182
Outsourced item processing	366	360	355
Directors’ expense	417	402	394
Telephone and postage	357	368	357
Stationery and supplies	141	143	193
Advertising and promotion	129	164	160
Other operating expenses	595	662	736
	$3,000	$2,962	$3,377

Other expenses were $3,000,000 (up $38,000 or 1.3%) for 2016 as compared to $2,962,000 for 2015. The increase in other expenses occurred primarily in the professional expense category. Professional expenses, which primarily include legal, accounting and other professional services, increased $132,000 (15.3%), from $863,000 in 2015 to $995,000 in 2016. Much of this increase is related to network administration fees. Network administration fees increased from $278,000 to $441,000 related to additional work performed by the network vendor, including full hosting of the Company’s computer network. The overhead efficiency ratio on a taxable equivalent basis for 2016 was 60.8% as compared to 62.9% in 2015.

Other expenses were down $415,000 (12.3%) to $2,962,000 for 2015 as compared to $3,377,000 for 2014. The decrease in other expenses occurred primarily in the professional expense category. Professional expenses, which primarily include legal, accounting and other professional services, decreased $319,000 (27.0%), from $1,182,000 in 2014 to $863,000 in 2015. Legal expenses decreased $255,000 (61.6%) from $414,000 in 2014 to $255,000 during 2015. This decrease is primarily related to a lower number of problem loan credits and OREO properties. The overhead efficiency ratio on a taxable equivalent basis for 2014 was 70.0%.

Provision for Income Taxes

The effective tax rate on income was 34.6%, 33.7%, and 34.5% in 2016, 2015 and 2014, respectively. The effective tax rate differs from the federal statutory tax rate due to state tax expense (net of federal tax effect) of $697,000, $516,000, and $419,000 in these years. Tax-exempt income of $1,681,000, $1,412,000, and $1,194,000 from investment securities, loans, and bank-owned life insurance in these years helped to reduce the effective tax rate. The higher level of income taxes and effective tax rate in 2016 compared to 2015 resulted from the Company’s higher level of taxable income. Taxable income increased $1,854,000 (23.3%) from $7,942,000 in 2015 to $9,796,000 in 2016.

Balance Sheet Analysis

The Company’s total assets were $651,450,000 at December 31, 2016 as compared to $634,640,000 at December 31, 2015, representing an increase of $16,810,000 (2.6%). The average balances of total assets during 2016 were $638,276,000, up $15,227,000 or 2.4% from the 2015 average of $623,049,000.

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

Table Six: Investment Securities Composition

(dollars in thousands)

Available-for-sale (at fair value)	2016	2015	2014
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$229,785	$246,185	$261,115
Obligations of states and political subdivisions	22,612	26,013	26,289
Corporate debt securities	1,519	1,551	1,583
Equity securities:
Corporate stock	104	70	77
Total available-for-sale investment securities	$254,020	$273,819	$289,064

Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$483	$623	$862
Total held-to-maturity investment securities	$483	$623	$862
39

Net unrealized gains on available-for-sale investment securities totaling $916,000 were recorded, net of $372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2016 and net unrealized gains on available-for-sale investment securities totaling $3,504,000 were recorded, net of $1,401,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2015.

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

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At December 31, 2016, these categories accounted for approximately 11%, 58%, 22%, 3%, 5%, 0%, 1% and 0%, respectively, of the Company’s loan portfolio. This mix was relatively unchanged compared to 12%, 68%, 8%, 5%, 5%, 0%, 1% and 1%, respectively, at December 31, 2015, with the exception of an increase in multi-family loans which increased from 8% of the portfolio in 2015 to 22% of the portfolio in 2016. While the portfolio contains both commercial and residential construction, the Company’s focus has been on commercial construction, as such, the balance of single-family residential loans has decreased from $5,155,000 or 35.5% of the construction balance at December 31, 2015 to $2,467,000 or 26.9% of the construction balance at December 31, 2016. Also, as noted in Table 7 below, lease financing receivable, agriculture, and consumer loan balances have decreased as the Company’s primary focus is commercial and real estate loans.

Continuing focus in the Company’s market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating approximately $89 million in new loans in 2016. This production was partially offset by normal pay downs and payoffs, but still resulted in an overall net increase in net loans and leases of $35.0 million (12.1%) from December 31, 2015. Included in the $89 million in new loans in 2016 was a $24.4 million pool of performing multi-family loans purchased from another financial institution. These purchased loans consisted of nineteen (19) loans primarily in the Company’s market areas and two loans in San Diego County. The market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven: Loan and Lease Portfolio Composition

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Commercial	$35,374	$36,195	$25,186	$24,545	$30,811
Real estate:
Commercial	191,129	199,591	193,871	184,204	180,126
Multi-family	73,373	23,494	14,167	11,085	9,155
Construction	9,180	14,533	8,028	9,633	6,918
Residential	15,718	14,200	13,309	17,703	17,701
Lease financing receivable	404	732	1,286	1,344	1,509
Agriculture	2,302	2,431	2,882	3,120	3,340
Consumer	1,650	3,122	4,916	5,772	8,569
	329,130	294,298	263,645	257,406	258,129
Deferred loan fees, net	(222)	(221)	(287)	(313)	(230)
Allowance for loan and lease losses	(4,822)	(4,975)	(5,301)	(5,346)	(5,781)
Total net loans and leases	$324,086	$289,102	$258,057	$251,747	$252,118

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at December 31, 2016 and December 31, 2015.

Average loans and leases in 2016 were $306,737,000 which represents an increase of $27,009,000 (9.7%) compared to the average in 2015. Average loans and leases in 2015 were $279,728,000 which represents an increase of $25,830,000 (10.2%) compared to the average in 2014.

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

In management’s judgment, a concentration exists in real estate loans which represented approximately 88% of the Company’s loan and lease portfolio at December 31, 2016 and 86% at December 31, 2015. Management believes that the residential land portion of the Company’s loan portfolio carries more than the normal credit risk, due primarily to curtailed demand for new and resale residential property, relative to pre-recession levels, a resulting oversupply of unsold residential land, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

The recorded investments in nonperforming loans and leases, which includes nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual, totaled $19,000 and $1,643,000 at December 31, 2016 and 2015, respectively. The $19,000 in nonperforming loans and leases at December 31, 2016 were comprised of two consumer loans.  At December 31, 2015, the $1,643,000 in nonperforming loans consisted of four real estate loans totaling $1,493,000, four consumer loans totaling $120,000 and a single commercial loan totaling $30,000.

Table Eight: Nonperforming Loans and Leases
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Past due 90 days or more and still accruing:
Commercial	$—	$—	$—	$80	$—
Real estate	—	—	—	—	—
Lease financing receivable	—	—	—	—	—
Consumer and other	—	—	—	—	—
Nonaccrual:
Commercial	—	30	666	766	2,352
Real estate	—	1,493	845	977	2,897
Lease financing receivable	—	—	—	—	3
Consumer and other	19	120	142	156	222
Total nonperforming loans and leases	$19	$1,643	$1,653	$1,979	$5,474

Interest income recognized from payments received on nonaccrual loans and leases was approximately $115,000 in 2016, $59,000 in 2015 and $84,000 in 2014. Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more and on accrual as of year-end for the past five years. There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2016. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2016, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Management monitors the Company’s performance metrics including the ratios related to nonperforming loans and leases. From 2008 to 2010, the Company experienced an increase in nonperforming loans and leases. In 2011, the focused efforts of the previous years resulted in a decrease in these levels. From 2012 to 2016, the level of nonperforming loans and leases continued to decrease to a level below the amount reported at December 31, 2008. However, the variations in the amount of nonperforming loans and leases does not directly impact the level of the Company’s allowance for loan and lease losses as management monitors each of the loans and leases for loss potential or probability of loss on an individual basis using accounting principles generally accepted in the United States of America.

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

The recorded investment in loans and leases that were considered to be impaired totaled $17,297,000 at December 31, 2016 and had a related valuation allowance of $421,000. The average recorded investment in impaired loans and leases during 2016 was approximately $17,503,000. As of December 31, 2015, the recorded investment in loans and leases that were considered to be impaired totaled $21,365,000 and had a related valuation allowance of $899,000. The average recorded investment in impaired loans and leases during 2015 was approximately $20,818,000. As of December 31, 2014, the recorded investment in loans and leases that were considered to be impaired totaled $25,120,000 and had a related valuation allowance of $1.603,000. The average recorded investment in impaired loans and leases during 2014 was approximately $24,127,000.

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

The ALLL totaled $4,822,000 or 1.47% of total loans and leases at December 31, 2016, $4,975,000 or 1.69% of total loans and leases at December 31, 2015, and $5,301,000 or 2.01% at December 31, 2014. The decrease in the allowance for loan and lease losses from $4,975,000 at December 31, 2015 to $4,822,000 at December 31, 2016, was mainly due to a decrease in historical losses impacting the loss factor used in calculating the reserve on loans collectively valued for impairment and a reduction in the valuation allowances held for impaired loans. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of nonperforming loans and leases was 25,379.0% at December 31, 2016 and 302.8% at December 31, 2015. The allowance for loans and leases as a percentage of impaired loans and leases was 27.9% at December 31, 2016 and 23.3% at December 31, 2015. Of the total nonperforming and impaired loans and leases outstanding as of December 31, 2016, there were $4,244,000 in loans or leases that had been reduced by partial charge-offs of $809,000.

At December 31, 2016, there was $11,244,000 in impaired loans or leases that did not carry a specific reserve. Of this amount, $3,869,000 were loans or leases that had previous partial charge-offs and $7,375,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company continues to focus on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every twelve months, and are reviewed by a qualified credit officer.

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

Table Nine: Allowance for Loan and Lease Losses

(dollars in thousands)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Average loans and leases outstanding	$306,737	$279,728	$253,898	$252,807	$282,136

Allowance for loan & lease losses at beginning of period	$4,975	$5,301	$5,346	$5,781	$7,041
Loans and leases charged off:
Commercial	—	609	—	377	302
Real estate	93	—	—	534	2,038
Consumer	34	6	76	1	505
Lease financing receivable	—	1	—	26	9
Total	127	616	76	938	2,854
Recoveries of loans and leases previously charged off:
Commercial	660	123	256	215	21
Real estate	534	165	163	88	172
Consumer	124	2	150	—	30
Lease financing receivable	—	—	3	—	6
Total	1,318	290	572	303	229
Net loans and leases (recovered) charged off	(1,191)	326	(496)	635	2,625
(Reductions) additions to allowance (credited) charged to operating expenses	(1,344)	—	(541)	200	1,365
Allowance for loan and lease losses at end of period	$4,822	$4,975	$5,301	$5,346	$5,781

Ratio of net (recoveries) charge-offs to average loans and leases outstanding	(0.39%)	0.12%	(0.20%)	0.25%	0.93%

Provision for loan and lease losses to average loans and leases outstanding	(0.44%)	—	(0.21%)	0.08%	0.48%

Allowance for loan and lease losses to total loans and leases, at end of period	1.47%	1.69%	2.01%	2.08%	2.24%

Allowance for loan and lease losses to nonperforming loans and leases, at end of period	25,378.95%	302.80%	320.69%	270.14%	105.61%

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2016.

Table Ten: Allowance for Loan and Lease Losses by Loan Category
(dollars in thousands)	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$855	12%	$860	12%	$1,430	10%
Real estate	3,600	86%	3,729	86%	3,429	86%
Agriculture	64	1%	77	1%	62	1%
Consumer	24	1%	78	1%	124	2%
Lease financing receivable	1	—	1	—	2	1%
Unallocated	278	—	230	—	254	—
Total	$4,822	100%	$4,975	100%	$5,301	100%

	December 31, 2013		December 31, 2012
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$885	10%	$1,351	12%
Real estate	4,010	86%	3,835	83%
Agriculture	80	1%	87	1%
Consumer	161	2%	262	3%
Lease financing receivable	4	1%	3	1%
Unallocated	206	—	243	—
Total	$5,346	100%	$5,781	100%
The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate Owned

The balance in OREO at December 31, 2016 consisted of two properties acquired through deeds in lieu of foreclosure. The balance in OREO at December 31, 2015 consisted of three properties, all of which were sold in 2016. During 2016, the Company received $3,432,000 from the net proceeds of the sale of the three OREO properties with net gains of $257,000. The $3,432,000 proceeds included $1,746,000 in cash proceeds and $1,686,000 was financed by the Bank. Prior to the sale, the Company recognized a write-down of $376,000 to the OREO expense on one of the three properties. During 2016, the Company also added two properties, one of which had a market value greater than the recorded book value. The OREO balance was increased for the market value adjustment by $239,000 with a corresponding charge to loan recoveries of $66,000 (to recapture a previous write-down) and a charge to OREO income of $173,000. There was $1,348,000 in other real estate owned at December 31, 2016 with no valuation allowance and $3,551,000 in other real estate owned at December 31, 2015 with no valuation allowance.

Deposits

At December 31, 2016, total deposits were $544,806,000 representing an increase of $14,116,000 (2.7%) from the December 31, 2015 balance of $530,690,000. The Company’s deposit growth plan for 2016 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and interest-bearing checking, and savings accounts, while continuing to focus on reducing overall interest expense. Due to these efforts, the Company experienced increases during 2016 in noninterest-bearing demand ($10,565,000 or 5.5%), interest-bearing checking ($3,328,000 or 5.4%), and savings ($5,679,000 or 9.6%) and decreases in money market ($3,844,000 or 2.8%) and time deposit ($1,612,000 or 1.9%) accounts. The decrease in money market accounts is related to the plan to reduce interest expense as the Company evaluated the rate structure on some of the higher cost money market accounts and reduced the interest rates on some relationships.

Other Borrowed Funds

Other borrowings outstanding as of December 31, 2016 consist of advances from the Federal Home Loan Bank (the “FHLB”). The following table summarizes these borrowings (dollars in thousands):

	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Short-term borrowings: FHLB advances	$3,500	1.01%	$3,500	1.28%	$3,500	0.92%

Long-term borrowings: FHLB advances	$12,000	1.32%	$7,500	1.24%	$7,500	1.39%

The maximum amount of short-term borrowings at any month-end during 2016, 2015 and 2014, was $25,500,000, $11.500,000, and $3,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$3,500	$12,000
Maturity	2017	2018 to 2020
Average rates	1.01%	1.32%

The Company has the ability to enter into letters of credit with the FHLB. There were no letters of credit outstanding as of December 31, 2016 or 2015. There were no draws upon any letter of credit in 2016 or 2015 and management does not expect to draw upon these sources of liquidity in the foreseeable future.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

On January 21, 2015, the Company approved and authorized a stock repurchase program for 2015 (the “2015 Program”). The 2015 Program authorized the repurchase during 2015 of up to 5% of the outstanding shares of the Company’s common stock. In addition, on July 15, 2015, the Company approved and authorized an additional amount of 5% to be purchased under the 2015 Program. During 2015, the Company repurchased 790,989 shares of its common stock at an average price of $9.92 per share. On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”). The 2016 Program authorized the repurchase during 2016 of up to 5% of the outstanding shares of the Company’s common stock. In addition, on April 20, 2016, the Company approved and authorized an additional amount of 5% to be purchased under the 2016 Program. During 2016, the Company repurchased 716,897 shares of its common stock at an average price of $10.34 per share

On January 25, 2017, the Company approved and authorized a stock repurchase program for 2017 (the “2017 Program”). The 2017 Program authorized the repurchase during 2017 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 333,086 shares based on the 6,661,726 shares outstanding as of December 31, 2016. Any repurchases under the 2017 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2017 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2017 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2017 Program at any time without notice.

The Company did not repurchase any shares in 2011 or 2010 and repurchased 575,389 shares in 2012, 849,404 shares in 2013, and 424,462 in 2014. Share amounts have been adjusted for stock dividends and/or splits. See Part II, Item 5, “Stock Repurchases” for more information regarding stock repurchases.

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2016 and 2015, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action plan. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

At December 31, 2016, shareholders’ equity was $83,850,000, representing a decrease of $2,225,000 (2.6%) from $86,075,000 at December 31, 2015. The decrease resulted from repurchases of common stock of $7,414,000 and a decrease in other comprehensive income of $1,559,000, as a result of the decrease in the unrealized gain on securities due to an increase in interest rates, exceeding the additions from net income of $6,404,000 for the period and the stock based compensation of $344,000. In 2015, shareholders’ equity decreased $3,572,000 (5.1%) from $89,647,000 at December 31, 2014. The decrease resulted from the reductions in other comprehensive income and repurchases of common stock exceeding the additions from net income for the period and the increase in stock based compensation.

Table Eleven below lists the Company’s and American River Bank’s actual capital ratios at December 31, 2016 and 2015, as well as the minimum capital ratios for capital adequacy.

Table Eleven: Capital Ratios

	At December 31,		Minimum Regulatory
	2016	2015	Capital Requirements
American River Bankshares:
Leverage ratio	10.5%	11.0%	4.60%
Tier 1 Risk-Based Capital	19.0%	19.3%	6.60%
Total Risk-Based Capital	20.3%	20.6%	8.60%

American River Bank:
Leverage ratio	10.6%	11.0%	4.60%
Common Equity Tier 1 Capital	18.9%	19.1%	5.10%
Tier 1 Risk-Based Capital	18.9%	19.1%	6.60%
Total Risk-Based Capital	20.2%	20.3%	8.60%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. At December 31, 2016, American River Bank’s ratios were in excess of the regulatory definition of “well capitalized.” Management believes that the Company’s capital is adequate to support current operations and anticipated growth and currently foreseeable future capital requirements of the Company and its subsidiaries.

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

In addition, a “capital conservation buffer,” is established which when fully phased-in will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement will be phased-in between January 1, 2016 and January 1, 2019. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases. The minimum capital regulatory requirement in Table 11 above include the capital conservation buffer of 0.625% as of December 31, 2016.

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

After a review of the model results as of December 31, 2016, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2016, 2015 and 2014.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2016 were approximately $19,728,000 and $238,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2016, consolidated liquid assets totaled $224.2 million or 34.4% of total assets compared to $229.7 million or 36.2% of total assets on December 31, 2015. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with two of its correspondent banks. At December 31, 2016, the Company had $17,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At December 31, 2016, American River Bank could have arranged for up to $115,687,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2016, the Company had $100,187,000 available under these secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. Based on the amount of assets pledged at the Federal Reserve Bank at December 31, 2016, the Company’s borrowing capacity was $11,068,000.

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

Table Thirteen: Certificates of Deposit Maturities
December 31, 2016
(dollars in thousands)	Less than $250,000	Over $250,000
Three months or less	$9,970	$16,045
Over three months through six months	6,245	17,887
Over six months through twelve months	6,174	873
Over twelve months	14,734	11,031
Total	$37,123	$45,836

Loan and lease demand also affects the Company’s liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen: Loan and Lease Maturities (Gross Loans and Leases)
December 31, 2016
	One year	One year through	Over
(dollars in thousands)	or less	five years	five years	Total
Commercial	$8,234	$14,611	$12,529	$35,374
Real estate	10,044	64,861	214,495	289,400
Agriculture	469	1,833	—	2,302
Consumer	206	1,193	251	1,650
Leases	28	376	—	404
Total	$18,981	$82,874	$227,275	$329,130

Loans and leases shown above with maturities greater than one year include $190,260,000 of variable interest rate loans and $119,889,000 of fixed interest rate loans and leases. The carrying amount, maturity distribution and weighted average yield of the Company’s investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below.

Table Fifteen: Securities Maturities and Weighted Average Yields

(Taxable Equivalent Basis)
December 31,	2016			2015		2014
(dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Available-for-sale securities:
State and political subdivisions
Maturing within 1 year	$580	5.39%	$494	2.40%	$176	7.14%
Maturing after 1 year but within 5 years	2,328	4.35%	3,746	5.93%	2,401	5.10%
Maturing after 5 years but within 10 years	14,486	4.36%	15,543	4.29%	12,608	4.46%
Maturing after 10 years	5,218	3.23%	6,230	4.29%	11,104	4.04%
U.S. Government Agencies and U.S.-Sponsored Agencies	229,785	2.04%	246,185	2.11%	261,115	2.12%
Other
Maturing after 1 year but within 5 years	1,519	4.88%	1,551	4.88%	1,583	4.88%
Non-maturing	104	0.00%	70	0.00%	77	0.00%
Total investment securities	$254,020	2.35%	$273,819	2.35%	$289,064	2.34%

Held-to-maturity securities:
U.S. Government Agencies and U.S.-Sponsored Agencies	$483	5.43%	$623	4.68%	$862	4.60%
Total investment securities	$483	5.43%	$623	4.68%	$862	4.60%

The yields on tax-exempt obligations have been computed on a tax equivalent basis. Yields may not represent actual future income to be recorded. Timing of principal prepayments on mortgage-backed securities may increase or decrease depending on market factors and the borrowers’ ability to make unscheduled principal payments. Fast prepayments on bonds that were purchased with a premium will result in a lower yield and slower prepayments on premium bonds will result in a higher yield, the opposite would be true for bonds purchased at a discount. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2016, 2015 and 2014 was $3,779,000, $3,779,000 and $3,686,000, respectively.

The carrying values of available-for-sale securities include net unrealized gains of $916,000, $3,504,000 and $5,618,000 at December 31, 2016, 2015 and 2014, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses; however, the net unrecognized gains at December 31, 2016, 2015 and 2014 were $38,000, $46,000 and $60,000, respectively.

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

As of December 31, 2016, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. At origination, real estate commitments are generally secured by property with a loan-to-value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates. The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2016	2015
Commitments to extend credit (dollars in thousands):

Revolving lines of credit secured by 1-4 family residences	$251	$727
Commercial real estate, construction and land development commitments secured by real estate	10,027	13,999
Other unused commitments, principally commercial loans	9,450	12,004
	$19,728	$26,730

Letters of credit	$238	$238

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheets.

Certain financial institutions have elected to use special purpose vehicles (“SPV”) to dispose of problem assets. The SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent corporation goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and nonperforming assets. The Company does not use those vehicles or any other structures to dispose of problem assets.

Contractual Obligations

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2016.

Table Sixteen: Contractual Obligations

(dollars in thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$15,500	$3,500	$7,000	$5,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	3,963	715	1,274	996	978
Purchase Obligations	—	—	—	—	—
Certificates of Deposit	82,959	57,194	14,132	11,633	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	4,329	123	113	90	4,003
Total	$106,751	$61,532	$22,519	$17,719	$4,981

Included in the table are amounts payable under the Company’s Deferred Compensation Plan, Deferred Fees Plan and salary continuation agreements listed in the “Other Long-Term Liabilities…” category. At December 31, 2016, these amounts represented $4,329,000 most of which is anticipated to be primarily payable at least five years in the future.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU No. 2016-02. The Company has determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities, however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption was permitted, but all of the guidance must be adopted in the same period. The Company has evaluated the provisions of ASU No. 2016-09 to determine the potential impact of the new standard and has determined that it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the “Market Risk Management” section of Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations”on page 49.

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

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

American River Bankshares

Rancho Cordova, California

We have audited the accompanying consolidated balance sheets of American River Bankshares and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American River Bankshares and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP
Sacramento, California
February 23, 2017
56

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(Dollars in thousands)

	2016	2015
ASSETS

Cash and due from banks	$27,589	$23,727
Interest-bearing deposits in banks	999	750
Investment securities (Note 5):
Available-for-sale, at fair value	254,020	273,819
Held-to-maturity, at amortized cost; fair value of $521 in 2016 and $669 in 2015	483	623
Loans and leases, less allowance for loan and lease losses of $4,822 in 2016 and $4,975 in 2015 (Notes 6, 7, 12 and 17)	324,086	289,102
Premises and equipment, net (Note 8)	1,362	1,407
Federal Home Loan Bank of San Francisco stock	3,779	3,779
Other real estate owned, net	1,348	3,551
Goodwill (Note 4)	16,321	16,321
Bank-owned life insurance (Note 16)	14,805	14,483
Accrued interest receivable and other assets (Notes 11 and 16)	6,658	7,078
	$651,450	$634,640

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$201,113	$190,548
Interest-bearing (Note 9)	343,693	340,142

Total deposits	544,806	530,690

Short-term borrowings (Note 10)	3,500	3,500
Long-term borrowings (Note 10)	12,000	7,500
Accrued interest payable and other liabilities (Note 16)	7,294	6,875

Total liabilities	567,600	548,565

Commitments and contingencies (Note 12)
Shareholders’ equity (Notes 13 and 14):
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding – 6,661,726 shares in 2016 and 7,343,649 shares in 2015	42,484	49,554
Retained earnings	40,822	34,418
Accumulated other comprehensive income, net of taxes (Note 5)	544	2,103

Total shareholders’ equity	83,850	86,075

	$651,450	$634,640

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands, except per share data)

	2016	2015	2014
Interest income:
Interest and fees on loans and leases:
Taxable	$14,008	$13,566	$13,609
Exempt from Federal income taxes	723	345	22
Interest on deposits in banks	7	5	4
Interest and dividends on investment securities:
Taxable	5,769	6,292	5,528
Exempt from Federal income taxes	646	760	802

Total interest income	21,153	20,968	19,965

Interest expense:
Interest on deposits (Note 9)	730	817	1,021
Interest on borrowings	180	144	147

Total interest expense	910	961	1,168

Net interest income	20,243	20,007	18,797

Provision for loan and lease losses (Note 7)	(1,344)	—	(541)

Net interest income after provision for loan and lease losses	21,587	20,007	19,338

Noninterest income:
Service charges	502	498	562
Gain on sale and call of investment securities (Note 5)	314	251	208
Income from other real estate owned properties	279	335	365
Other income (Note 15)	950	931	1,042

Total noninterest income	2,045	2,015	2,177

Noninterest expense:
Salaries and employee benefits (Notes 6 and 16)	8,435	8,528	8,776
Other real estate expense	246	322	364
Occupancy (Notes 8, 12 and 17)	1,175	1,183	1,188
Furniture and equipment (Notes 8 and 12)	652	690	724
Regulatory assessments	328	395	433
Other expense (Notes 4 and 15)	3,000	2,962	3,377

Total noninterest expense	13,836	14,080	14,862

Income before provision for income taxes	9,796	7,942	6,653

Provision for income taxes (Note 11)	3,392	2,674	2,292

Net income	$6,404	$5,268	$4,361

Basic earnings per share (Note 13)	$0.95	$0.70	$0.54

Diluted earnings per share (Note 13)	$0.94	$0.70	$0.54

Cash dividends per share of issued and outstanding common stock	$—	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

	2016	2015	2014
Net income	$6,404	$5,268	$4,361
Other comprehensive income:
(Decrease) increase in net unrealized gains on investment securities	(2,274)	(1,863)	3,954
Deferred tax benefit (expense)	905	745	(1,581)
(Decrease) increase in net unrealized gains on investment securities, net of tax	(1,369)	(1,118)	2,373

Reclassification adjustment for realized gains included in net income	(314)	(251)	(208)
Tax effect	124	101	83
Realized gains, net of tax	(190)	(150)	(125)

Total other comprehensive (loss) income	(1,559)	(1,268)	2,248

Comprehensive income	$4,845	$4,000	$6,609

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

				Accumulated
				Other	Total
				Comprehensive	Share-
	Common Stock		Retained	Income	holders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity
Balance, January 1, 2014	8,489,247	61,108	24,789	1,123	87,020

Net income	—	—	4,361	—	4,361
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)	—	—	—	2,248	2,248

Retirement of common stock (Note 13)	(424,462)	(4,148)	—	—	(4,148)
Net restricted stock award activity and related compensation expense	24,830	147	—	—	147
Stock option compensation expense	—	19	—	—	19

Balance, December 31, 2014	8,089,615	57,126	29,150	3,371	89,647

Net income	—	—	5,268	—	5,268
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)	—	—	—	(1,268)	(1,268)

Retirement of common stock (Note 13)	(790,989)	(7,843)	—	—	(7,843)
Net restricted stock award activity and related compensation expense	45,023	236	—	—	236
Stock option compensation expense	—	35	—	—	35

Balance, December 31, 2015	7,343,649	49,554	34,418	2,103	86,075

Net income	—	—	6,404	—	6,404
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities (Note 5)	—	—	—	(1,559)	(1,559)

Retirement of common stock (Note 13)	(716,897)	(7,414)	—	—	(7,414)
Net restricted stock award activity and related compensation expense	33,474	291	—	—	291
Stock options exercised	1,500	13	—	—	13
Stock option compensation expense	—	40	—	—	40

Balance, December 31, 2016	6,661,726	$42,484	$40,822	$544	$83,850

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$6,404	$5,268	$4,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	(1,344)	—	(541)
Increase (decrease) in deferred loan and lease origination fees, net	1	(66)	(26)
Depreciation and amortization	420	430	438
Amortization of investment security premiums and discounts, net	2,940	3,160	4,647
Gain on sale and call of investment securities	(314)	(251)	(208)
Increase in cash surrender value of life insurance policies	(322)	(316)	(284)
Gain on life insurance death benefit	—	—	(99)
Deferred income tax (benefit) expense	(283)	473	(74)
Stock-based compensation expense	331	271	166
Loss (gain) on sale or write-down of other real estate owned	118	70	(66)
Fair value adjustment to acquired other real estate owned	(239)	—	—
Decrease (increase) in accrued interest receivable and other assets	1,734	(723)	298
Increase (decrease) in accrued interest payable and other liabilities	419	461	371

Net cash provided by operating activities	9,865	8,777	8,983

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	12,655	23,764	23,804
Proceeds from called available-for-sale investment securities	1,550	—	1,160
Proceeds from matured available-for-sale investment securities	1,100	175	105
Purchases of available-for-sale investment securities	(47,292)	(62,958)	(83,049)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	46,570	49,242	41,014
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	140	239	324
Purchases of bank owned life insurance	—	—	(1,350)
Net (increase) decrease in interest-bearing deposits in banks	(249)	250	—
Net increase in loans and leases	(33,064)	(30,979)	(5,932)
Net proceeds from sale of other real estate owned	1,747	1,153	2,283
Death benefit from life insurance policy	—	—	252
Capitalized additions to other real estate	—	(127)	(54)
Purchases of equipment	(375)	(319)	(456)
Net (increase) decrease in FHLB stock	—	(93)	(438)

Net cash used in investing activities	(17,218)	(19,653)	(22,337)

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

	2016	2015	2014
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$15,728	$23,114	$31,545
Net decrease in time deposits	(1,612)	(3,117)	(4,542)
Cash paid to repurchase common stock	(7,414)	(7,843)	(4,148)
Proceeds from exercised options	13	—	—
Increase (decrease) in long-term borrowings	4,500	—	(500)
Decrease in short-term borrowings	—	—	(4,500)

Net cash provided by financing activities	11,215	12,154	17,855

Increase in cash and cash equivalents	3,862	1,278	4,501

Cash and cash equivalents at beginning of year	23,727	22,449	17,948

Cash and cash equivalents at end of year	$27,589	$23,727	$22,449

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$908	$961	$1,234
Income taxes	$2,790	$2,495	$2,415

Non-cash investing activities:
Real estate acquired through foreclosure or deed in lieu of foreclosure	$1,109	$—	$189
Loans resulting from sale of other real estate owned	$1,686	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2016. Reclassifications had no affect on prior year net income or shareholders’ equity.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers during the years ended December 31, 2016 and 2015.

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

Loan Sales and Servicing

Included in the loan and lease portfolio are Small Business Administration (“SBA”) loans and Farm Service Agency guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or fair value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2016 and 2015.

SBA and Farm Service Agency loans with unpaid balances of $170,000 and $202,000 were being serviced for others as of December 31, 2016 and 2015, respectively. The Company also serviced loans that are participated with other financial institutions totaling $7,740,000 and $7,942,000 as of December 31, 2016 and 2015, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2016 and 2015.

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

Other Real Estate Owned (OREO)

Other real estate owned includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. Any excess of the fair value over the loan balance less estimated selling costs is recorded as noninterest income-other income. A valuation allowance for losses on other real estate may be maintained to provide for temporary declines in value. The valuation allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. During 2016, the Company received $1,747,000 in net proceeds from the sale of other real estate owned with net gains of $257,000 recognized on the sale. Also during 2016, the Company realized a market value adjustment as the collateral received in partial settlement of a loan obligation had a fair value greater than the loan obligation. The market adjustment was recognized as $173,000 in noninterest income and $66,000 was used to reduce a prior loan loss. During 2015, the Company received $1,153,000 in net proceeds from the sale of other real estate owned with net losses of $1,000 recognized on the sale. The recorded investment in other real estate owned totaled $1,348,000 and $3,551,000 at December 31, 2016 and 2015, respectively, and had related valuation allowance of zero at each date.

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

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2016, the Company had one reporting unit and that reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company’s analysis of available evidence, the Company determined that it is “more likely than not” that all of the deferred income tax assets as of December 31, 2016 and 2015 will be fully realized and therefore no valuation allowance was recorded.

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

Earnings Per Share

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock that share in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options and restricted stock in computing diluted EPS. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the consolidated financial statements. There were no stock splits or stock dividends in 2016, 2015 or 2014.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2016, the Company had two stock-based compensation plans, which are described more fully in Note 13. Compensation expense, net of related tax benefits, recorded in 2016, 2015 and 2014 totaled $215,000, $176,000 and $107,000, or $0.03, $0.02 and $0.01 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

There were no options granted in 2016 under either stock-based compensation plans.

Restricted stock awards are grants of shares of the Company’s common stock that are subject to forfeiture until specific conditions or goals are met. Conditions may be based on continuing employment or service and/or achieving specified performance goals. During the period of restriction, Plan participants holding restricted share awards have voting and cash dividend rights. The restrictions lapse in accordance with a schedule or with other conditions determined by the Board of Directors as reflected in each award agreement. Upon the vesting of each restricted stock award, the Company issues the associated common shares from its inventory of authorized common shares. All outstanding awards under the Plan immediately vest in the event of a change of control of the Company. The shares associated with any awards that fail to vest become available for re-issuance under the Plan. The following is a summary of stock-based compensation information as of or for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(Dollars in thousands)
Total intrinsic value of options exercised	$3	$—	$—

Aggregate cash received for option exercises	$13	$—	$—
Total fair value of options vested	$41	$24	$14
Total compensation cost, options and restricted stock	$331	$271	$166
Tax benefit recognized	$116	$94	$59
Net compensation cost, options and restricted stock	$215	$176	$107
Total compensation cost for nonvested option awards not yet recognized	$99	$165	$104
Weighted average years for compensation cost for nonvested options to be recognized	1.3	2.0	2.1
Total compensation cost for restricted stock not yet recognized	$376	$530	$273
Weighted average years for compensation cost for restricted stock to be recognized	1.6	1.6	1.2
71

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

that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU No. 2016-02. The Company has determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities, however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption was permitted, but all of the guidance must be adopted in the same period. The Company has evaluated the provisions of ASU No. 2016-09 to determine the potential impact of the new standard and has determined that it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2016 and December 31, 2015. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
December 31, 2016	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$27,589	$27,589	$—	$—	$27,589
Interest-bearing deposits in banks	999	—	999	—	999
Available-for-sale securities	254,020	60	253,960	—	254,020
Held-to-maturity securities	483	—	521	—	521
FHLB stock	3,779	N/A	N/A	N/A	N/A
Loans and leases, net	324,086	—	—	329,110	329,110
Accrued interest receivable	1,824	—	937	887	1,824

Financial liabilities:
Deposits:
Noninterest-bearing	$201,113	$201,113	$—	$—	$201,113
Savings	64,740	64,740	—	—	64,740
Money market	131,342	131,342	—	—	131,342
NOW accounts	64,652	64,652	—	—	64,652
Time Deposits	82,959	—	83,720	—	83,720
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	12,000	—	12,110	—	12,110
Accrued interest payable	62	—	62	—	62
74

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at December 31, 2016 and December 31, 2015:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at December 31, 2016 and December 31, 2015. They are excluded from the following tables.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

(Dollars in thousands)

December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$229,785	$—	$229,785	$—	$—
Corporate Debt Securities	1,519	—	1,519	—	—
Obligations of states and political subdivisions	22,612	—	22,612	—	—
Corporate stock	104	60	44	—	—

Total recurring	$254,020	$60	$253,960	$—	$—
76

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

(Dollars in thousands)
December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:

Real estate:
Commercial	$3,535	$—	$—	$3,535	$—
Residential	334	—	—	334	—

Other real estate owned:

Commercial	386	—	—	386	(25)
Land	961	—	—	961	173

Total nonrecurring	$5,216	$—	$—	$5,216	$148

(Dollars in thousands)
December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$246,185	$—	$246,185	$—	$—
Corporate Debt Securities	1,551	—	1,551	—	—
Obligations of states and political subdivisions	26,013	—	26,013	—	—
Corporate stock	70	24	46	—	—

Total recurring	$273,819	$24	$273,795	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:

Real estate:
Commercial	$3,900	$—	$—	$3,900	$(334)

Other real estate owned:

Commercial	2,522	—	—	2,522	—
Land	1,029	—	—	1,029	—

Total nonrecurring	$7,451	$—	$—	$7,451	$(334)
77

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

U.S. Government Agencies and Sponsored Agencies consist predominately of residential mortgage-backed securities. There were no transfers between Levels 1 and 2 during the years ended December 31, 2016 or December 31, 2015.

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

At December 31, 2016 and 2015, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment and was most recently evaluated in December 2011 under the provisions of the codification Topic 350, Goodwill and Other Intangibles. Management determined that no impairment recognition was required for the years ended December 31, 2016, 2015 and 2014.

At December 31, 2016 and 2015, the Company did not have other intangible assets.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2016 and 2015 consisted of the following (dollars in thousands):

Available-for-Sale
	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$229,118	$2,150	$(1,483)	$229,785
Obligations of states and political subdivisions	22,436	559	(383)	22,612
Corporate Debt Securities	1,501	18	—	1,519
Equity securities:
Corporate stock	49	55	—	104

	$253,104	$2,782	$(1,866)	$254,020

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$244,056	$3,059	$(930)	$246,185
Obligations of states and political subdivisions	24,706	1,307	—	26,013
Corporate Debt Securities	1,502	49	—	1,551
Equity securities:
Corporate stock	51	19	—	70

	$270,315	$4,434	$(930)	$273,819

U.S. Government Agencies and U.S. Government-sponsored Agencies consist predominately of residential mortgage-backed securities. Net unrealized gains on available-for-sale investment securities totaling $916,000 were recorded, net of $372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2016. Proceeds and gross realized gains from the sale, impairment and call of available-for-sale investment securities for the year ended December 31, 2016 totaled $14,205,000 and $314,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2016.

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

Held-to-Maturity
	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$483	$38	$—	$521

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$623	$46	$—	$669

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2016, 2015 and 2014.

The amortized cost and estimated fair value of investment securities at December 31, 2016 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$2,077	$2,099
After one year through five years	2,264	2,328
After five years through ten years	14,114	14,486
After ten years	5,482	5,218

Investment securities not due at a single maturity date:
U.S. Government Agencies and Sponsored Agencies	229,118	229,785	$483	$521
Corporate stock	49	104	—	—

	$253,104	$254,020	$483	$521

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Investment securities with amortized costs totaling $44,552,000 and $56,836,000 and estimated fair values totaling $44,944,000 and $57,665,000 were pledged to secure State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2016 and 2015, respectively.

Investment securities with unrealized losses at December 31, 2016 and 2015 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$111,870	$(1,415)	$5,010	$(68)	$116,880	$(1,483)
Obligations of states and political subdivisions	8,319	(383)	—	—	8,319	(383)

	$120,189	$(1,798)	$5,010	$(68)	$125,199	$(1,866)

	2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$93,265	$(813)	$5,251	$(117)	$98,516	$(930)
Obligations of states and political subdivisions	—	—	—	—	—	—

	$93,265	$(813)	$5,251	$(117)	$98,516	$(930)

At December 31, 2016, the Company held 219 securities of which 70 were in a loss position for less than twelve months and three were in a loss position for twelve months or more. These three securities were are mortgage-backed securities.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,
	2016	2015

Real estate – commercial	$191,129	$199,591
Real estate – construction	9,180	14,533
Real estate – multi-family	73,373	23,494
Real estate – residential	15,718	14,200
Commercial	35,374	36,195
Lease financing receivable	404	732
Agriculture	2,302	2,431
Consumer	1,650	3,122

	329,130	294,298

Deferred loan and lease origination fees, net	(222)	(221)
Allowance for loan and lease losses	(4,822)	(4,975)

	$324,086	$289,102

Certain loans are pledged as collateral for available borrowings with the FHLB and the Federal Reserve Bank of San Francisco (the “FRB”). Pledged loans totaled $190,181,000 and $160,626,000 at December 31, 2016 and 2015, respectively (see Note 10).

The components of the Company’s lease financing receivable are summarized as follows (dollars in thousands):

	December 31,
	2016	2015

Future lease payments receivable	$422	$774
Residual interests	—	—
Unearned income	(18)	(42)

Net lease financing receivable	$404	$732

Future lease payments receivable are as follows (dollars in thousands):

Year Ending December 31,
2017	$211
2018	178
2019	33
2020	—
2021	—

Total lease payments receivable	$422

Salaries and employee benefits totaling $289,000, $257,000 and $244,000 have been deferred as loan and lease origination costs for the years ended December 31, 2016, 2015 and 2014, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables show the activity in the allowance for loan and lease losses for the years ended December 31, 2016, 2015 and 2014 and the allocation of the allowance for loan and lease losses as of December 31, 2016, 2015 and 2014 by portfolio segment and by impairment methodology (dollars in thousands):

	December 31, 2016
		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance	$860	$2,369	$228	$813	$319	$1	$77	$78	$230	$4,975
Provision for loan losses	(665)	(653)	623	(474)	(66)	—	(13)	(144)	48	(1,344)
Loans charged-off	—	(93)	—	—	—	—	—	(34)	—	(127)
Recoveries	660	427	—	107	—	—	—	124	—	1,318

Ending balance allocated to portfolio segments	$855	$2,050	$851	$446	$253	$1	$64	$24	$278	$4,822

Ending balance:
Individually evaluated for impairment	$11	$246	$2	$—	$133	$—	$29	$—	$—	$421

Ending balance:
Collectively evaluated for impairment	$844	$1,804	$849	$446	$120	$1	$35	$24	$278	$4,401

Loans

Ending balance	$35,374	$191,129	$73,373	$9,180	$15,718	$404	$2,302	$1,650	$—	$329,130

Ending balance:
Individually evaluated for impairment	$157	$14,154	$482	$—	$2,147	$—	$357	$—	$—	$17,297

Ending balance:
Collectively evaluated for impairment	$35,217	$176,975	$72,891	$9,180	$13,571	$404	$1,945	$1,650	$—	$311,833
83

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
85

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show the loan portfolio allocated by management’s internal risk ratings as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	Credit Risk Profile by Internally Assigned Grade
		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total
Grade:
Pass	$31,733	$166,769	$68,615	$6,770	$12,773	$404	$1,945	$1,093	$290,102
Watch	157	21,328	4,758	2,410	1,773	—	357	316	31,099
Special mention	721	3,032	—	—	710	—	—	219	4,682
Substandard	2,763	—	—	—	462	—	—	22	3,247
Doubtful	—	—	—	—	—	—	—	—	—

Total	$35,374	$191,129	$73,373	$9,180	$15,718	$404	$2,302	$1,650	$329,130

	December 31, 2015
	Credit Risk Profile by Internally Assigned Grade
		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total
Grade:
Pass	$32,216	$172,755	$23,001	$6,371	$10,593	$732	$2,061	$2,136	$249,865
Watch	1,073	17,318	493	8,162	2,099	—	370	378	29,893
Special mention	—	8,363	—	—	697	—	—	433	9,493
Substandard	2,906	1,155	—	—	811	—	—	175	5,047
Doubtful	—	—	—	—	—	—	—	—	—

Total	$36,195	$199,591	$23,494	$14,533	$14,200	$732	$2,431	$3,122	$294,298
86

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$35,374	$35,374	$—	$—

Real estate:
Commercial	—	—	—	—	191,129	191,129	—	—
Multi-family	—	—	—	—	73,373	73,373	—	—
Construction	—	—	—	—	9,181	9,181	—	—
Residential	—	—	—	—	15,719	15,719	—	—

Other:
Leases	—	—	—	—	404	404	—	—
Agriculture	—	—	—	—	2,302	2,302	—	—
Consumer	—	—	—	—	1,650	1,650	—	19

Total	$—	$—	$—	$—	$329,130	$329,130	$—	$19
87

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2015
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
88

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show information related to impaired loans as of and for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Commercial	10,910	11,540	—	11,011	558
Multi-family	—	—	—	—	1
Residential	334	421	—	337	15
Other:
Consumer	—	—	—	—	3

	$11,244	$11,961	$—	$11,348	$577

With an allowance recorded:
Commercial	$157	$157	$11	$161	$11
Real estate:
Commercial	3,244	3,336	246	3,308	168
Multi-family	482	482	2	485	33
Residential	1,813	1,813	133	1,837	87
Other:
Agriculture	357	357	29	364	21
Consumer	—	—	—	—	—

	$6,053	$6,145	$421	$6,155	$320

Total:
Commercial	$157	$157	$11	$161	$11
Real estate:
Commercial	14,154	14,876	246	14,319	726
Multi-family	482	482	2	485	34
Residential	2,147	2,234	133	2,174	102
Other:
Agriculture	357	357	29	364	21
Consumer	—	—	—	—	3

	$17,297	$18,106	$421	$17,503	$897
89

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2015
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

The recorded investment in loans and leases that were considered to be impaired totaled $17,297,000 at December 31, 2016 and had a related valuation allowance of $421,000. The average recorded investment in impaired loans and leases during 2016 was approximately $17,503,000.

The recorded investment in loans and leases that were considered to be impaired totaled $21,365,000 at December 31, 2015 and had a related valuation allowance of $899,000. The average recorded investment in impaired loans and leases during 2015 was approximately $20,818,000.

Non-accrual loans and leases totaled approximately $19,000 and $1,643,000 at December 31, 2016 and 2015, respectively. There were no loans and leases past due 90 days or more and still accruing interest at December 31, 2016 and December 31, 2015. Interest income on non-accrual loans is generally recognized on a cash basis and was approximately $115,000, $59,000 and $84,000 for the years ended December 31, 2016, 2015 and 2014.

91

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Troubled Debt Restructurings

There were no modifications considered as troubled debt restructurings made during the period ended December 31, 2016. During the period ended December 31, 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate or an extension of the maturity date.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from three years to nine years. Modifications involving an extension of the maturity date were for periods ranging from six months to nine years.

The Company has not committed to lend additional amounts as of December 31, 2016 to borrowers with outstanding loans that are classified as troubled debt restructurings.

There were no payment defaults on troubled debt restructurings within 12 months following the modification during the year ended December 31, 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2015 (dollars in thousands):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled debt restructurings:
Commercial	1	$26	$26
Consumer	1	23	23
Real estate – residential	2	407	407
Real estate – commercial	1	644	644

Total	5	$1,100	$1,100

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

92

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2016	2015

Land	$206	$206
Building and improvements	830	845
Furniture, fixtures and equipment	5,973	5,831
Leasehold improvements	1,688	1,565

	8,697	8,447

Less accumulated depreciation and amortization	(7,335)	(7,040)

	$1,362	$1,407

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $420,000, $430,000 and $438,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

9.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2016	2015

Savings	$64,740	$59,061
Money market	131,342	135,186
NOW accounts	64,652	61,324
Time, $250,000 or more	45,836	46,827
Other time	37,123	37,744

	$343,693	$340,142

The Company held $29,000,000 in certificates of deposit for the State of California as of December 31, 2016 and 2015. This amount represents 5.3% of total deposit balances at December 31, 2016 and 5.5% at December 31, 2015.

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,

2017	$57,194
2018	8,854
2019	5,278
2020	3,163
2021	8,470
Thereafter	—

$82,959
93

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INTEREST-BEARING DEPOSITS (Continued)

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014

Savings	$19	$29	$40
Money market	128	218	383
NOW accounts	18	26	36
Time Deposits	565	544	562

	$730	$817	$1,021

10.	BORROWING ARRANGEMENTS

The Company has $17,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with two of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2016 and 2015.

In addition, the Company has a line of credit available with the FHLB which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2016, bearing fixed interest rates ranging from 1.01% to 1.52% and maturing between May 22, 2017 and July 13, 2020. Advances totaling $11,000,000 were outstanding from the FHLB at December 31, 2015, bearing fixed interest rates ranging from 0.45% to 1.91% and maturing between January 19, 2016 and July 12, 2019. Amounts available under the borrowing arrangement with the FHLB at December 31, 2016 and 2015 totaled $100,187,000 and $78,326,000, respectively.

In addition, the Company entered into a secured borrowing agreement with the FRB in 2008. The borrowing arrangement is secured by pledging selected loans (see Note 6) and investment securities (see Note 5). There were no advances outstanding as of December 31, 2016 and 2015. Amounts available under the borrowing arrangement with the FRB at December 31, 2016 and 2015 totaled $11,068,000 and $11,371,000, respectively.

The following table summarizes these borrowings (dollars in thousands):

	December 31,
	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term portion of borrowings	$3,500	1.01%	$3,500	1.28%
Long-term borrowings	12,000	1.32%	7,500	1.24%

	$15,500	1.25%	$11,000	1.26%
94

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	BORROWING ARRANGEMENTS (Continued)

Maturities on these borrowings are as follows (dollars in thousands):

Year Ending December 31,

2017	$3,500
2018	2,000
2019	5,000
2020	5,000
2021	—
Thereafter	—

$15,500

11.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2016, 2015, and 2014 consisted of the following (dollars in thousands):

	Federal	State	Total
2016

Current	$2,701	$974	$3,675
Deferred	(308)	25	(283)

Provision for income taxes	$2,393	$999	$3,392

2015

Current	$1,482	$719	$2,201
Deferred	409	64	473

Provision for income taxes	$1,891	$783	$2,674

2014

Current	$1,754	$612	$2,366
Deferred	(99)	25	(74)

Provision for income taxes	$1,655	$637	$2,292
95

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,
	2016	2015

Deferred tax assets:
Allowance for loan and lease losses	$2,207	$2,275
Other real estate owned	—	30
Deferred compensation	2,688	2,519
Future state tax deduction	347	241
Other	197	252

Total deferred tax assets	5,439	5,317

Deferred tax liabilities:
Unrealized gains on available-for-sale investment securities	(372)	(1,401)
Future liability of state deferred tax assets	(392)	(401)
Deferred loan costs	(229)	(223)
Federal Home Loan Bank stock dividends	(211)	(211)
Other real estate owned	(77)	—
Premises and equipment	(38)	(273)

Total deferred tax liabilities	(1,319)	(2,509)

Net deferred tax assets	$4,120	$2,808

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax. Furthermore, with few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2013 and by state and local taxing authorities for years before December 31, 2012. The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2016 were not significant.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34% in 2016, 2015 and 2014 to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,
	2016	2015	2014

Federal income tax statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.1%	6.5%	6.3%
Tax benefit of interest on loans to/investments in states and political subdivisions	(4.7)%	(4.5)%	(4.0)%
Tax-exempt income from life insurance policies	(1.1)%	(1.3)%	(1.9)%
Equity compensation expense	0.1%	0.1%	0.1%
Other	(0.8)%	(1.1)%	—

Effective tax rate	34.6%	33.7%	34.5%
96

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

Future minimum lease payments are as follows (dollars in thousands):

Year Ending December 31,

2017	$715
2018	691
2019	583
2020	515
2021	481
Thereafter	978

$3,963

Rental expense included in occupancy, furniture and equipment expense totaled $858,000, $837,000 and $872,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2016	2015

Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$251	$727
Commercial real estate, construction and land development commitments secured by real estate	10,027	13,999
Other unused commitments, principally commercial loans	9,450	12,004

	$19,728	$26,730

Standby letters of credit	$238	$238

At inception, real estate commitments are generally secured by property with a loan to value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable rates.

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

In management’s judgment, a concentration exists in real estate-related loans which represented approximately 88% and 86% of the Company’s loan portfolio at December 31, 2016 and 2015, respectively. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company had $6,237,000 in uninsured deposits at December 31, 2016. The Company had $4,126,000 in uninsured deposits at December 31, 2015.

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

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per-Share Amount

December 31, 2016

Basic earnings per share	$6,404	6,747	$0.95

Effect of dilutive stock-based compensation	—	36

Diluted earnings per share	$6,404	6,783	$0.94

December 31, 2015

Basic earnings per share	$5,268	7,561	$0.70

Effect of dilutive stock-based compensation	—	18

Diluted earnings per share	$5,268	7,579	$0.70

December 31, 2014

Basic earnings per share	$4,361	8,130	$0.54

Effect of dilutive stock-based compensation	—	14

Diluted earnings per share	$4,361	8,144	$0.54

Stock options for 98,783 shares, 188,735 shares and 211,024 shares of common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014, respectively, because they were antidilutive.

Stock Based Compensation

In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 109,562 options remain outstanding at December 31, 2016. On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. The total number of authorized shares that are available for issuance under the 2010 Plan is 1,376,819. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. The 2010 Plan and the 2000 Plan (collectively the “Plans”), under which equity incentives may be granted to employees and directors under incentive and nonstatutory agreements, require that the option price may not be less than the fair value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration; however, no new options will be awarded under the 2000 Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of an option.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation (Continued)

A summary of the outstanding and nonvested stock option activity for the year ended December 31, 2016 is as follows:

	Outstanding		Nonvested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, January 1, 2016	248,411	$15.19	59,528	$2.78
Options granted	—	$—	—	$—
Options vested	—	$—	(15,285)	$2.69
Options exercised	(1,500)	$8.50	—	$—
Options expired or canceled	(60,888)	$22.29	—	$—

Balance, December 31, 2016	186,023	$12.92	44,243	$2.81

A summary of options as of December 31, 2016 is as follows:

Nonvested:
Weighted average exercise price of nonvested stock options	$9.05
Aggregate intrinsic value of nonvested stock options	$268,085
Weighted average remaining contractual term in years of nonvested stock options	7.71

Vested:
Number of vested stock options	141,780
Number of options expected to vest	44,243
Weighted average exercise price per share	$14.12
Aggregate intrinsic value	$472,875
Weighted average remaining contractual term in years	2.41

Range of Exercise Prices	Number of Options Outstanding December 31, 2016	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2016

$7.07- $11.66	113,667	5.60 years	69,430
$11.67- $18.10	36,808	1.15 years	36,802
$18.11 - $24.07	35,548	0.14 years	35,548

	186,023		141,780
100

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Restricted Stock

There were 34,888 shares of restricted stock awarded during 2016. Of the 34,888 restricted common shares, 10,094 will vest one year from the date of the award and 1,829 will vest 20% per year from the date of the award. The remaining 22,965 are considered performance based awards. The awards can be earned based upon the stock performance of the Company’s common stock in relationship to the common stock of the Company’s peer group. The number of shares can be adjusted by up to 150% of the award if outstanding performance is reached or can be forfeited if minimum performance is not reached. Of the 22,965 performance based awards issued in 2016, 5,312 were additional awards based on performance of the Company’s common stock and related to the awards initially awarded in 2015 for the 2015-2016 performance period. The additional shares were earned as the target was exceeded and the employees received 125% of the initial award. The remaining 17,833 awards are related to the 2016-2017 performance period and vest one year and a day after the two year performance period or January 1, 2019. The weighted average contractual term over which the restricted stock will vest is 1.50 years. There were 45,023 shares of restricted stock awarded during 2015. Of the 45,023 restricted common shares, 12,552 will vest one year from the date of the award and 11,939 will vest 20% per year from the date of the award. The remaining 20,532 are considered performance based awards. The awards can be earned based upon the stock performance of the Company’s common stock in relationship to the common stock of the Company’s peer group. The number of shares can be adjusted by up to 150% of the award if outstanding performance is reached or can be forfeited if minimum performance is not reached. The awards vest one year and a day after the two year performance period or January 1, 2018. The weighted average contractual term over which the restricted stock will vest is 1.64 years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	57,516	$9.21

Awarded	34,888	$10.14
Vested	(19,166)	$9.10
Cancelled	(1,414)	$9.32

Nonvested at December 31, 2016	71,824	$9.69

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

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. There were no cash dividends declared or paid in 2016, 2015 or 2014.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2016 and 2015, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action plan. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

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

Management believes that the Company and ARB met all their capital adequacy requirements as of December 31, 2016 and 2015.

	December 31,
	2016		2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage Ratio

American River Bankshares and Subsidiaries	$66,985	10.5%	$67,651	11.0%
Minimum regulatory requirement *	$25,513	4.6%	$24,673	4.0%

American River Bank	$67,369	10.6%	$68,079	11.0%
Minimum requirement for “Well-Capitalized” institution	$31,874	5.0%	$30,826	5.0%
Minimum regulatory requirement*	$25,499	4.6%	$24,661	4.0%

Common Equity Tier 1 Risk-Based Capital Ratio

American River Bank	$67,369	18.9%	$68,079	19.1%
Minimum requirement for “Well-Capitalized” institution	$23,132	6.5%	$23,237	6.5%
Minimum regulatory requirement*	$16,014	5.1%	$16,065	4.5%
103

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	REGULATORY MATTERS (Continued)

Regulatory Capital (Continued)	December 31,
	2016		2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$66,985	19.0%	$67,651	19.3%
Minimum regulatory requirement*	$21,128	6.6%	$20,988	6.0%

American River Bank	$67,369	18.9%	$68,079	19.1%
Minimum requirement for “Well-Capitalized” institution	$28,499	8.0%	$28,559	8.0%
Minimum regulatory requirement*	$21,352	6.6%	$21,420	6.0%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$71,392	20.3%	$72,031	20.6%
Minimum regulatory requirement*	$28,204	8.6%	$27,984	8.0%

American River Bank	$71,822	20.2%	$72,548	20.3%
Minimum requirement for “Well-Capitalized” institution	$35,624	10.0%	$35,750	10.0%
Minimum regulatory requirement*	$28,499	8.6%	$28,559	8.0%

* Ratio for regulatory requirement includes the capital conservation buffer of 0.625% as of December 31, 2016.

15.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014

Merchant fee income	$377	$378	$413
Increase in cash surrender value of life insurance policies (Note 16)	322	316	284
Other	251	237	345

	$950	$931	$1,042
104

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	OTHER NONINTEREST INCOME AND EXPENSE (Continued)

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014

Professional fees	$995	$863	$1,182
Outsourced item processing	366	360	355
Directors’ expense	417	402	394
Telephone and postage	357	368	357
Stationery and supplies	141	143	193
Advertising and promotion	129	164	160
Other operating expenses	595	662	736

	$3,000	$2,962	$3,377

16.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participant’s contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company’s contributions totaled $195,000, $202,000 and $178,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants’ deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 5.76% at December 31, 2016. Deferred compensation, including interest earned, totaled $2,994,000 and $2,837,000 at December 31, 2016 and 2015, respectively. The expense recognized under this plan totaled $168,000, $156,000 and $150,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. As of December 31, 2016 and 2015, the Company had accrued $1,335,000 and $1,252,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement and is included in accrued interest payable and other liabilities on the consolidated balance sheet. The expense recognized under this plan totaled $178,000, $168,000 and $142,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

105

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	EMPLOYEE BENEFIT PLANS (Continued)

Salary Continuation Plan (Continued)

In connection with these plans, the Company invested in single premium life insurance policies with cash surrender values totaling $14,803,000 and $14,482,000 at December 31, 2016 and 2015, respectively. On the consolidated balance sheet, the cash surrender value of life insurance policies is included in accrued interest receivable and other assets. Tax-exempt income on these policies, net of expense, totaled approximately $322,000, $316,000 and $383,000 for the years ended December 31, 2016, 2015 and 2014, respectively. In 2014 $99,000 of this tax-exempt income was from the death benefit proceeds of a life insurance policy on a former employee.

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. The following is a summary of the aggregate activity involving related party borrowers during 2016 (dollars in thousands):

Balance, January 1, 2016	$3,231

Disbursements	—
Amounts repaid	(2,491)

Balance, December 31, 2016	$740

There are no undisbursed commitments to related parties as of December 31, 2016.

The Company also leases one of its branch facilities from a current member of the Company’s Board of Directors. Rental payments to the Director totaled $110,000, $108,000 and $107,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

106

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2016 and 2015

(Dollars in thousands)

	2016	2015

ASSETS
Cash and due from banks	$259	$191
Investment in subsidiaries	84,234	86,503
Other assets	347	333

	$84,840	$87,027

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Other liabilities	$990	$952

Total liabilities	990	952

Shareholders’ equity:
Common stock	42,484	49,554
Retained earnings	40,822	34,418
Accumulated other comprehensive income, net of taxes	544	2,103

Total shareholders’ equity	83,850	86,075

	$84,840	$87,027

107

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

	2016	2015	2014

Income:
Dividends declared by subsidiaries – eliminated in consolidation	$7,675	$7,900	$4,250
Management fee from subsidiaries – eliminated in consolidation Other income	—	—	—

Total income	7,675	7,900	4,250

Expenses:
Professional fees	91	97	89
Directors’ expense	285	285	280
Other expenses	203	204	212

Total expenses	579	586	581

Income before equity in undistributed income of subsidiaries	7,096	7,314	3,669

Equity in (distributed) undistributed income of subsidiaries	(930)	(2,287)	453

Income before income taxes	6,166	5,027	4,122

Income tax benefit	238	241	239

Net income	$6,404	$5,268	$4,361
108

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

	2016	2015	2014

Cash flows from operating activities:
Net income	$6,404	$5,268	$4,361
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) earnings of subsidiaries	2,088	2,287	(453)
Equity-based compensation expense	331	271	166
Increase in other assets	(1,393)	(206)	(44)
Increase in other liabilities	39	36	80

Net cash provided by operating activities	7,469	7,656	4,110

Cash flows from financing activities:
Proceeds from exercised options	13	—	—
Cash paid to repurchase common stock	(7,414)	(7,843)	(4,148)

Net cash used in financing activities	(7,401)	(7,843)	(4,148)

Net increase (decrease) in cash and cash equivalents	68	(187)	(38)

Cash and cash equivalents at beginning of year	191	378	416

Cash and cash equivalents at end of year	$259	$191	$378
109

Selected Quarterly Information (Unaudited)

(In thousands, except per share and price range of common stock)

	March 31,	June 30,	September 30,	December 31,

2016
Interest income	$5,276	$5,229	$5,304	$5,344
Net interest income	5,042	5,008	5,081	5,112
Provision for loan and lease losses	—	—	(668)	(676)
Noninterest income	754	363	399	529
Noninterest expense	3,791	3,415	3,346	3,284
Income before taxes	2,005	1,956	2,802	3,033
Net income	1,372	1,304	1,813	1,915

Basic earnings per share	$.19	$.19	$.28	$.29
Diluted earnings per share	.19	.19	.27	.29
Cash dividends per share	—	—	—	—
Price range, common stock	$9.71-10.98	$9.69-10.97	$10.15-10.91	$10.59-15.99

2015
Interest income	$4,902	$5,283	$5,458	$5,325
Net interest income	4,654	5,039	5,218	5,096
Provision for loan and lease losses	—	—	—	—
Noninterest income	585	507	490	433
Noninterest expense	3,813	3,415	3,432	3,420
Income before taxes	1,426	2,131	2,276	2,109
Net income	956	1,386	1,469	1,457

Basic earnings per share	$.12	$.18	$.20	$.20
Diluted earnings per share	.12	.18	.20	.20
Cash dividends per share	—	—	—	—
Price range, common stock	$9.23-9.98	$9.10-9.95	$9.15-10.35	$9.40-11.19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with such independent registered public accountants during the last two fiscal years ended December 31, 2016, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

110

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based upon those criteria.

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

111

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements. Listed and included in Part II, Item 8.

(2) Financial Statement Schedules. Not applicable.

(3) Exhibits.

	Exhibit Number	Document Description

	(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **
(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***
(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.
112

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006 and the First Amendment thereto dated July 1, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2016.
*(10.3)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.
*(10.4)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.5)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.
*(10.6)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.7)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.8)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.9)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.10)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.11)	Lease agreement between Bank of Amador, a division of American River Bank, and the United States Postal Service, dated August 16, 2016, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 16, 2016.
113

*(10.12)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.13)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
(10.14)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
(10.15)	Lease agreement between Registrant and MSCP Capital Investors, LLC (successor to PGOCC, LLC and One Capital Center), a Delaware limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010, and the Second Amendment thereto dated June 28, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2016.
(10.16)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.
*(10.17)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eighth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013; the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014; the Tenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2015; the Eleventh Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2016; and the Twelfth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on December 22, 2016.
114

*(10.18)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.19)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.20)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.21)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.22)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.23)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

(10.24)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.
(10.25)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.26)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.27)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.28)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010 and form of restricted stock award agreement incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.
(10.29)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012, and the amended agreement dated March 6, 2015 with ACI Worldwide Corp., successor to Postilion, Inc., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 12, 2015.
115

*(10.30)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(10.31)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.

(10.32)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.

*(10.33)	Employment Agreement dated June 2, 2014, between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2014.

*(10.34)	Salary Continuation Agreement between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 11, 2014.

*(10.35)	Registrant’s Performance Based Restricted Stock Awards Program, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.

(10.36)	Lease agreement dated July 11, 2016, between American River Bank and DDS Properties, a California General Partnership, related to 2510 Douglas Blvd., Roseville, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2016.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.
(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.
(23.1)	Consent of Crowe Horwath LLP.
(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
116

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

Item 16. Form 10-K Summary.

Not applicable.

An Annual Report for the fiscal year ended December 31, 2016 and Notice of Annual Meeting and Proxy Statement for the Company’s 2017 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

117

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

February 23, 2017	By: /s/ DAVID T. TABER
David T. Taber
Chief Executive Officer
(Principal Executive Officer)

February 23, 2017	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIMBERLY A.BOX	Director	2/23/17
Kimberly A. Box

/s/ CHARLES D. FITE	Director, Chairman	2/23/17
Charles D. Fite

/s/ ROBERT J. FOX	Director	2/23/17
Robert J. Fox

/s/ JEFFERY OWENSBY	Director	2/23/17
Jeffery Owensby

/s/ WILLIAM A. ROBOTHAM	Director, Vice Chairman	2/23/17
William A. Robotham

/s/ DAVID T. TABER	Director, Chief Executive Officer	2/23/17
David T. Taber	(Principal Executive Officer)

/s/ STEPHEN H. WAKS	Director	2/23/17
Stephen H. Waks

/s/ PHILIP A. WRIGHT	Director	2/23/17
Philip A. Wright

/s/ MICHAEL A. ZIEGLER	Director	2/23/17
Michael A. Ziegler

/s/ MITCHELL A. DERENZO	Chief Financial Officer	2/23/17
Mitchell A. Derenzo	(Principal Financial and Accounting Officer)
118

EXHIBIT INDEX

Exhibit Number	Description	Page

23.1	Consent of Crowe Horwath LLP	120

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	121

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	122

32.1	Certification of American River Bankshares Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	123
119