Form 10-Q
period 2017-03-31
AMERICAN RIVER BANKSHARES
filed 2017-05-04
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 6,482,759 shares outstanding at May 4, 2017.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

Part I.		Page
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

Part II.

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	46

Signatures		51

Exhibit Index		52
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	54
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$35,915	$27,589
Interest-bearing deposits in banks	1,248	999
Investment securities:
Available-for-sale, at fair value	263,106	254,020
Held-to-maturity, at amortized cost fair value of $491 in 2017 and $521 in 2016	456	483
Loans and leases, less allowance for loan and lease losses of $4,833 at March 31, 2017 and $4,822 at December 31, 2016	313,969	324,086
Premises and equipment, net	1,342	1,362
Federal Home Loan Bank stock	3,779	3,779
Goodwill	16,321	16,321
Other real estate owned	1,348	1,348
Bank owned life insurance	14,883	14,805
Accrued interest receivable and other assets	6,884	6,658
	$659,251	$651,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$200,417	$201,113
Interest-bearing	350,545	343,693
Total deposits	550,962	544,806

Short-term borrowings	3,500	3,500
Long-term borrowings	12,000	12,000
Accrued interest payable and other liabilities	9,681	7,294

Total liabilities	576,143	567,600

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 6,545,959 shares at March 31, 2017 and 6,661,726 shares at December 31, 2016	40,641	42,484
Retained earnings	41,674	40,822
Accumulated other comprehensive income, net of taxes	793	544

Total shareholders’ equity	83,108	83,850
	$659,251	$651,450

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the three months ended March 31,
	2017	2016
Interest income:
Interest and fees on loans and leases:
Taxable	$3,430	$3,362
Exempt from Federal income taxes	133	172
Interest on deposits in banks	2	1
Interest and dividends on investment securities:
Taxable	1,323	1,552
Exempt from Federal income taxes	157	184
Dividends	8	5
Total interest income	5,053	5,276
Interest expense:
Interest on deposits	194	184
Interest on borrowings	48	50
Total interest expense	242	234

Net interest income	4,811	5,042

Provision for loan and lease losses	—	—

Net interest income after provision for loan and lease losses	4,811	5,042

Noninterest income:
Service charges on deposit accounts	117	129
Gain on sale of securities	56	282
Rental income from OREO properties	—	106
Other noninterest income	246	237
Total noninterest income	419	754

Noninterest expense:
Salaries and employee benefits	2,170	2,160
Occupancy	269	298
Furniture and equipment	151	165
Federal Deposit Insurance Corporation assessments	53	80
Expenses related to other real estate owned	20	340
Other expense	767	748
Total noninterest expense	3,430	3,791

Income before provision for income taxes	1,800	2,005

Provision for income taxes	616	633

Net income	$1,184	$1,372

Basic earnings per share	$0.18	$0.19
Diluted earnings per share	$0.18	$0.19

Cash dividends per share	$0.05	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2017	2016
Net income	$1,184	$1,372
Other comprehensive income:
Increase in net unrealized gains on investment securities	461	2,902
Deferred tax expense	(179)	(1,162)
Increase in net unrealized gains on investment securities, net of tax	282	1,740

Reclassification adjustment for realized gains included in net income	(56)	(282)
Tax effect	23	113
Realized gains, net of tax	(33)	(169)
Total other comprehensive income	249	1,571
Comprehensive income	$1,433	$2,943

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2016	7,343,649	49,554	34,418	2,103	86,075
Net income			1,372		1,372
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,571	1,571

Net restricted stock award activity and related compensation expense	17,833	72			72
Stock option compensation expense	—	10			10
Retirement of common stock	(367,182)	(3,798)			(3,798)

Balance, March 31, 2016	6,994,300	$45,838	$35,790	$3,674	$85,302

Balance, January 1, 2017	6,661,726	$42,484	$40,822	$544	$83,850
Net income			1,184		1,184
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				249	249

Cash dividends ($0.05 per share)			(332)		(332)
Net restricted stock award activity and related compensation expense	12,083	91			91
Stock options exercised	3,150	27			27
Stock option compensation expense	—	10			10
Retirement of common stock	(131,000)	(1,971)			(1,971)

Balance, March 31, 2017	6,545,959	$40,641	$41,674	$793	$83,108

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,184	$1,372
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred loan origination fees, net	27	29
Depreciation and amortization	88	110
Gain on sale of investment securities	(56)	(282)
Amortization of investment security premiums and discounts, net	816	702
Increase in cash surrender values of life insurance policies	(78)	(78)
Stock based compensation expense	101	82
Gain/loss on sale/write-down of other real estate owned	—	259
(Increase) decrease in accrued interest receivable and other assets	(382)	769
Increase (decrease) in accrued interest payable and other liabilities	387	(856)

Net cash provided by operating activities	2,087	2,107

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	8,472	8,287
Proceeds from called available-for-sale investment securities	145	—
Purchases of available-for-sale investment securities	(26,827)	(3,130)
Proceeds from principal repayments for available-for-sale investment securities	10,769	10,042
Proceeds from principal repayments for held-to-maturity investment securities	27	50
Net increase in interest-bearing deposits in banks	(249)	(249)
Net decrease (increase) in loans	10,090	(1,467)
Proceeds from sale of other real estate	—	710
Purchases of equipment	(68)	(151)

Net cash provided by investing activities	2,359	14,092

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2017	2016
Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$6,989	$(5,823)
Net decrease in time deposits	(833)	(1,048)
Proceeds from exercised options	27	—
Cash dividends paid	(332)	—
Cash paid to repurchase common stock	(1,971)	(3,798)

Net cash provided by (used in) financing activities	$3,880	$(10,669)

Increase in cash and cash equivalents	8,326	5,530

Cash and cash equivalents at beginning of year	27,589	23,727

Cash and cash equivalents at end of period	$35,915	$29,257

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at March 31, 2017 and December 31, 2016, the results of its operations and statement of comprehensive income for the three month periods ended March 31, 2017 and 2016, its cash flows for the three-month periods ended March 31, 2017 and 2016 and its statement of changes in shareholders’ equity for the three months ended March 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. The results of operations for the three-month period ended March 31, 2017 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 109,562 stock options remain outstanding at March 31, 2017. At March 31, 2017, there were 76,461 stock options and 83,907 shares of restricted stock outstanding and the total number of authorized shares that remain available for issuance under the 2010 Plan was 1,367,819. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The unvested shares of restricted stock awarded under the 2010 Plan have dividend and voting rights. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended March 31, 2017 and 2016, the compensation cost recognized for equity compensation was $101,000 and $82,000, respectively. The recognized tax benefit for equity compensation expense was $37,000 and $29,000, for the three-month periods ended March 31, 2017 and 2016, respectively.

At March 31, 2017, the total compensation cost related to nonvested stock option awards not yet recorded is $89,000. This amount will be recognized over the next 3.25 years and the weighted average period of recognizing these costs is expected to be 1.3 years. At March 31, 2017, the total compensation cost related to restricted stock awards not yet recorded is $532,000. This amount will be recognized over the next 4.75 years and the weighted average period of recognizing these costs is expected to be 1.4 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month periods ended March 31, 2017 and 2016. A summary of option activity under the Plans as of March 31, 2017 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2017	186,023	$12.92	3.7 years	$741
Granted	—	—	—	—
Exercised	(3,150)	8.50	—	—
Expired, forfeited or cancelled	(32,763)	23.40	—	—
Outstanding at March 31, 2017	150,110	$10.72	4.2 years	$687
Vested at March 31, 2017	105,867	$11.42	2.9 years	$432
Non-vested at March 31, 2017	44,243	$9.05	7.5 years	$255

Restricted Stock

There were 17,833 shares of restricted stock awarded during the three-month period ended March 31, 2016 and 15,033 shares of restricted stock awarded during the three-month period ended March 31, 2017. There were no restricted stock awards that were fully vested during the three-month periods ended March 31, 2017 and 2016, respectively. The intrinsic value of nonvested restricted stock at March 31, 2017 was $1,243,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	71,824	$9.69
Awarded	15,033	15.19
Less: Vested	—	—
Less: Expired, forfeited or cancelled	(2,950)	10.01
Nonvested at March 31, 2017	83,907	$10.66

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three-month periods ended March 31, 2017 or 2016 or outstanding at March 31, 2017 or December 31, 2016.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $14.82 as of March 31, 2017.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $18,029,000 and standby letters of credit of approximately $191,000 at March 31, 2017 and loan commitments of approximately $19,728,000 and standby letters of credit of approximately $238,000 at December 31, 2016. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2017 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2017 or December 31, 2016.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (6,564,281 shares and 7,095,785 shares for the three-month periods ended March 31, 2017 and 2016, respectively). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards (76,311 shares for the three-month period ended March 31, 2017 and 34,659 shares for the three-month period ended March 31, 2016). For the three-month periods ended March 31, 2017 and 2016, there were 38,018 and 142,600 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at March 31, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

Available-for-Sale

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
US Government Agencies and Sponsored Agencies	$233,702	$2,098	$(1,213)	$234,587
Obligations of states and political subdivisions	22,532	580	(290)	22,822
Corporate bonds	5,500	96	—	5,596
Equity securities:
Corporate stock	51	50	—	101
	$261,785	$2,824	$(1,503)	$263,106

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
US Government Agencies and Sponsored Agencies	$229,118	$2,150	$(1,483)	$229,785
Obligations of states and political subdivisions	22,436	559	(383)	22,612
Corporate bonds	1,501	18	—	1,519
Equity securities:
Corporate stock	49	55	—	104
	$253,104	$2,782	$(1,866)	$254,020

Net unrealized gains on available-for-sale investment securities totaling $1,321,000 were recorded, net of $528,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2017. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2017 totaled $8,472,000 and $56,000, respectively. There were no transfers of available-for-sale investment securities for the three-month period ended March 31, 2017.

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

Held-to-Maturity

March 31, 2017

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
US Government Agencies and Sponsored Agencies	$456	$35	$—	$491

December 31, 2016		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
US Government Agencies and Sponsored Agencies	$483	$38	$—	$521

There were no sales or transfers of held-to-maturity investment securities for the periods ended March 31, 2017 and March 31, 2016. Investment securities with unrealized losses at March 31, 2017 and December 31, 2016 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

March 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Agencies	$102,794	$(1,178)	3,455	(35)	$106,249	$(1,213)
Obligations of states and political subdivisions	6,430	(290)	—	—	6,430	(290)
	$109,224	$(1,468)	$3,455	$(35)	$112,679	$(1,503)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Agencies	$111,870	$(1,415)	$5,010	$(68)	$116,880	$(1,483)
Obligations of states and political subdivisions	8,319	(383)	—	—	8,319	(383)
	$120,189	$(1,798)	$5,010	$(68)	$125,199	$(1,866)

There were no held-to-maturity investment securities with unrealized losses as of March 31, 2017 or December 31, 2016.

At March 31, 2017, the Company held 227 securities of which 63 were in a loss position for less than twelve months and two were in a loss position for twelve months or more.  Of the two securities in a loss position for greater than twelve months at March 31, 2017, both were US Government Agencies and Sponsored Agencies securities.  At December 31, 2015, the Company held 219 securities of which 70 were in a loss position for less than twelve months and three were in a loss position for twelve months or more.  Of the three securities that were in a loss position for greater than twelve months, all were US Government Agencies and Sponsored Agencies.

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

The amortized cost and estimated fair values of investment securities at March 31, 2017 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$1,931	$1,937
After one year through five years	2,486	2,562
After five years through ten years	16,312	16,700
After ten years	7,303	7,219
	28,032	28,418
Investment securities not due at a single maturity date:
US Government Agencies and Sponsored Agencies	233,702	234,587	$456	$491
Corporate stock	51	101	—	—
	$261,785	$263,106	$456	$491

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At March 31, 2017 and December 31, 2016, the recorded investment in nonperforming loans and leases was approximately $17,000 and $19,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At March 31, 2017, the recorded investment in loans and leases that were considered to be impaired totaled $17,161,000. Of the total impaired loans of $17,161,000, loans totaling $9,130,000 were deemed to require no specific reserve and loans totaling $8,031,000 were deemed to require a related valuation allowance of $533,000. At December 31, 2016, the recorded investment in loans and leases that were considered to be impaired totaled $17,297,000 and had a related valuation allowance of $421,000.

At March 31, 2017 and December 31, 2016, the recorded investment in other real estate owned (“OREO”) was $1,348,000. During the first quarter of 2017, the Company did not add any new or sell or impair any of the OREO properties. The March 31, 2017 OREO balance of $1,348,000 consists of two properties one of which is commercial real estate in the amount of $386,000 and the other is commercial land in the amount of $962,000.

Nonperforming loans and leases and other assets and OREO at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$—	$19
Nonaccrual loans and leases that are past due	17	—
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	1,348	1,348
Total nonperforming assets	$1,365	$1,367

Nonperforming loans and leases to total loans and leases	0.01%	0.01%
Total nonperforming assets to total assets	0.21%	0.21%

Impaired loans and leases as of and for the periods ended March 31, 2017 and December 31, 2016 are summarized as follows:

(in thousands)	As of March 31, 2017			As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate-commercial	$8,797	$9,420	$—	$10,910	$11,540	$—
Real estate-residential	333	420	—	334	421	—
Subtotal	$9,130	$9,840	$—	$11,244	$11,961	$—

With an allowance recorded:
Commercial	$29	$29	$3	$157	$157	$11
Real estate-commercial	5,392	5,482	361	3,244	3,336	246
Real estate-multi-family	480	480	20	482	482	2
Real estate-residential	1,776	1,776	120	1,813	1,813	133
Agriculture	354	354	29	357	357	29
Subtotal	$8,031	$8,121	$533	$6,053	$6,145	$421

Total:
Commercial	$29	$29	$3	$157	$157	$11
Real estate-commercial	14,189	14,902	361	14,154	14,876	246
Real estate-multi-family	480	480	20	482	482	2
Real estate-residential	2,109	2,196	120	2,147	2,234	133
Agriculture	354	354	29	357	357	29
	$17,161	$17,961	$533	$17,297	$18,106	$421

The following table presents the average balance related to impaired loans and leases for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended
	March 31, 2017	March 31, 2016
Commercial	$32	$60
Real estate-commercial	14,402	16,734
Real estate-multi-family	484	487
Real estate-residential	2,155	2,195
Agriculture	362	369
Consumer	—	75
Total	$17,435	$19,920

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (in thousands):

	Interest Income Recognized for the three months ended
	March 31, 2017	March 31, 2016
Commercial	$1	$1
Real estate-commercial	177	185
Real estate-multi-family	8	8
Real estate-residential	26	21
Agriculture	5	5
Consumer	—	—
Total	$217	$220
15

7. TROUBLED DEBT RESTRUCTURINGS

During the periods ended March 31, 2017 and 2016, there were no loans that were modified as troubled debt restructurings.

There were no payment defaults during the three months ended March 31, 2017 or March 31, 2016 on troubled debt restructurings made in the preceding twelve months. At March 31, 2017 and December 31, 2016, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

8. LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of March 31, 2017 and December 31, 2016 are summarized below:

March 31, 2017	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$26,313	$161,863	$68,782	$7,740	$12,222
Watch	60	22,053	480	2,381	1,470
Special mention	714	2,993	3,963	—	740
Substandard	2,741	—	—	—	459
Doubtful or loss	—	—	—	—	—
Total	$29,828	$186,909	$73,225	$10,121	$14,891

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$349	$1,897	$1,082		$280,248
Watch	—	353	244		27,041
Special mention	—	—	133		8,543
Substandard	—	—	19		3,219
Doubtful or loss	—	—	—		—
Total	$349	$2,250	$1,478		$319,051

December 31, 2016	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$31,733	$166,769	$68,615	$6,770	$12,773
Watch	157	21,328	4,758	2,410	1,773
Special mention	721	3,032	—	—	710
Substandard	2,763	—	—	—	462
Doubtful or loss	—	—	—	—	—
Total	$35,374	$191,129	$73,373	$9,180	$15,718

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$404	$1,945	$1,093		$290,102
Watch	—	357	316		31,099
Special mention	—	—	219		4,682
Substandard	—	—	22		3,247
Doubtful or loss	—	—	—		—
Total	$404	$2,302	$1,650		$329,130

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

March 31, 2017
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2017	$855	$2,050	$851	$446	$253	$1	$64	$24	$278	$4,822
Provision for loan losses	(20)	48	(15)	33	(21)	—	(2)	(4)	(19)	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	1	9	—	—	—	—	—	1	—	11

Ending balance, March 31, 2017	$836	$2,107	$836	$479	$232	$1	$62	$21	$259	$4,833

Ending balance:
Individually evaluated for impairment	$3	$361	$20	$—	$120	$—	$29	$—	$—	$533

Ending balance:
Collectively evaluated for impairment	$833	$1,746	$816	$479	$112	$1	$33	$21	$259	$4,300

Loans

Ending balance	$29,828	$186,909	$73,225	$10,121	$14,891	$349	$2,250	$1,478	$—	$319,051

Ending balance:
Individually evaluated for impairment	$29	$14,189	$480	$—	$2,109	$—	$354	$—	$—	$17,161

Ending balance:
Collectively evaluated for impairment	$29,799	$172,720	$72,745	$10,121	$12,782	$349	$1,896	$1,478	$—	$301,890
17

December 31, 2016
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$11	$246	$2	$—	$133	$—	$29	$—	$—	$421

Ending balance:
Collectively evaluated for impairment	$844	$1,804	$849	$446	$120	$1	$35	$24	$278	$4,401

Loans

Ending balance	$35,374	$191,129	$73,373	$9,180	$15,718	$404	$2,302	$1,650	$—	$329,130

Ending balance:
Individually evaluated for impairment	$157	$14,154	$482	$—	$2,147	$—	$357	$—	$—	$17,297

Ending balance:
Collectively evaluated for impairment	$35,217	$176,975	$72,891	$9,180	$13,571	$404	$1,945	$1,650	$—	$311,833

March 31, 2016
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2016	$860	$2,369	$228	$813	$319	$1	$77	$78	$230	$4,975
Provision for loan losses	(81)	143	42	(188)	(21)	1	—	(85)	189	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	34	1	—	—	—	—	—	72	—	107

Ending balance, March 31, 2016	$813	$2,513	$270	$625	$298	$2	$77	$65	$419	$5,082

The Company’s aging analysis of the loan and lease portfolio at March 31, 2017 and December 31, 2016 are summarized below:

March 31, 2017 (dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$29,828	$29,828	—	$—
Real estate:
Commercial	—	—	—	—	186,909	186,909	—	—
Multi-family	—	—	—	—	73,225	73,225	—	—
Construction	—	—	—	—	10,121	10,121	—	—
Residential	—	—	—	—	14,891	14,891	—	—
Other:
Leases	—	—	—	—	349	349	—	—
Agriculture	—	—	—	—	2,250	2,250	—	—
Consumer	80	—	—	80	1,398	1,478	—	17
Total	$80	$—	$—	$80	$318,971	$319,051	$—	$17

December 31, 2016 (dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$35,374	$35,374	$—	$—
Real estate:
Commercial	—	—	—	—	191,129	191,129	—	—
Multi-family	—	—	—	—	73,373	73,373	—	—
Construction	—	—	—	—	9,180	9,180	—	—
Residential	—	—	—	—	15,718	15,718	—	—

Other:
Leases	—	—	—	—	404	404	—	—
Agriculture	—	—	—	—	2,302	2,302	—	—
Consumer	—	—	—	—	1,650	1,650	—	19
Total	$—	$—	$—	$—	$329,130	$329,130	$—	$19

9. BORROWING ARRANGEMENTS

At March 31, 2017, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2017 or December 31, 2016.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $15,500,000 were outstanding from the FHLB at March 31, 2017, bearing interest rates ranging from 1.01% to 1.52% and maturing between May 22, 2017 and July 13, 2020. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2016, bearing interest rates ranging from 1.01% to 1.52% and maturing between May 22, 2017 and July 13, 2020. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2017 and December 31, 2016 totaled $114,806,000 and $100,187,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at March 31, 2017 and December 31, 2016 were $8,559,000 and $11,068,000, respectively. There were no advances outstanding under this borrowing arrangement as of March 31, 2017 and December 31, 2016.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month periods ended March 31, 2017 and 2016.

Federal and state income taxes for the quarter ended March 31, 2017 decreased $17,000 (2.7%) from $633,000 in the first quarter of 2016 to $616,000 in the first quarter of 2017. The effective tax rate for the quarter ended March 31, 2017 was 34.2% compared to 31.6% for the first quarter of 2016. The lower tax expense in 2017 resulted from a lower amount of taxable income. Taxable income decreased $205,000 (10.2%) from $2,005,000 in the first quarter of 2016 to $1,800,000 in the first quarter of 2017. The higher effective tax rate in 2017 results from a decrease in tax benefits related to tax exempt loan interest. Interest on tax exempt loans decreased from $172,000 in 2016 to $133,000 in 2017.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2017 and December 31, 2016. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
March 31, 2017	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$35,915	$35,915	$—	$—	$35,915
Interest-bearing deposits in banks	1,248	—	1,250	—	1,250
Available-for-sale securities	263,106	55	263,051	—	263,106
Held-to-maturity securities	456	—	491	—	491
FHLB stock	3,799	N/A	N/A	N/A	N/A
Net loans and leases:	313,969	—	—	320,191	320,191
Accrued interest receivable	1,812	—	880	932	1,812
Financial liabilities:
Deposits:
Noninterest-bearing	$200,417	$200,417	$—	$—	$200,417
Savings	66,646	66,646	—	—	66,646
Money market	138,460	138,460	—	—	138,460
NOW accounts	63,314	63,314	—	—	63,314
Time Deposits	82,125	—	82,372	—	82,372
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	12,000	—	11,975	—	11,975
Accrued interest payable	44	—	44	—	44

	Carrying	Fair Value Measurements Using:
December 31, 2016	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$27,589	$27,589	$—	$—	$28,589
Interest-bearing deposits in banks	999	—	999	—	999
Available-for-sale securities	254,020	60	253,960	—	254,020
Held-to-maturity securities	483	—	521	—	521
FHLB stock	3,779	N/A	N/A	N/A	N/A
Net loans and leases:	324,086	—	—	329,110	329,110
Accrued interest receivable	1,824	—	937	887	1,824
Financial liabilities:
Deposits:
Noninterest-bearing	$201,113	$201,113	$—	$—	$201,113
Savings	64,740	64,740	—	—	64,740
Money market	131,342	131,342	—	—	131,342
NOW accounts	64,652	64,652	—	—	64,652
Time Deposits	82,959	—	83,720	—	85,165
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	12,000	—	12,110	—	7,502
Accrued interest payable	62	—	62	—	60

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at March 31, 2017 and December 31, 2016:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at March 31, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

Description	Fair Value Measurements Using				Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
March 31, 2017

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$234,587	$—	$234,587	$—	$—
Obligations of states and political subdivisions	22,822	—	22,822	—	—
Corporate bonds	5,596	—	5,596	—	—
Corporate stock	101	55	46	—	—
Total recurring	$263,106	$55	$263,051	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$3,517	$—	$—	$3,517	$—
Residential	333	—	—	333	—

Other real estate owned
Commercial	386	—	—	386	—
Land	962	—	—	962	—
Total nonrecurring	$5,198	$—	$—	$5,198	$—
23

Description	Fair Value Measurements Using				Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
December 31, 2016

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$229,785	$—	$229,785	$—	$—
Corporate Debt securities	1,519	—	1,519
Obligations of states and political subdivisions	22,612	—	22,612	—	—
Corporate stock	104	60	44	—	—
Total recurring	$254,020	$60	$253,960	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$3,535	$—	$—	$3,535	$—
Residential	334	—	—	334	—

Other real estate owned
Commercial	386	—	—	386	(25)
Land	961	—	—	961	173
Total nonrecurring	$5,216	$—	$—	$5,216	$148

There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2017 or the twelve months ended December 31, 2016.

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

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, however, the Company will continue to closely monitor developments and additional guidance.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminated the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance also requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 was effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption was permitted, but all of the guidance must be adopted in the same period. The Company adopted the provisions of ASU No. 2016-09 in the first quarter of 2017 and the adoption did not, and is not expected to, have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March of 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This guidance shortens the amortization period for premiums on certain callable debt securities to the earliest call date (with an explicit, noncontingent call feature that is callable at a fixed price and on a preset dates), rather than contractual maturity date as currently required under GAAP. ASU 2017-08 does not impact instruments without preset call dates such as mortgage-backed securities.  For instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of ASU 2017-08.  ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted.  Accordingly, effective January of 2017, the Company early adopted ASU 2017-08 and the adoption was immaterial to the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2016 and March 31, 2017 and its income and expense accounts for the three-month periods ended March 31, 2017 and 2016. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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
27

The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

Goodwill

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment on an annual basis. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The most recent annual assessment was performed as of December 31, 2016, and at that time, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at March 31, 2017 or 2016 or for the three-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 93 full-time employees as of March 31, 2017.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). On November 9, 2010, the FDIC implemented a final rule to permanently increase the maximum insurance limit to $250,000 per depositor under the Dodd-Frank Act.

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2017 and 2016, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $1,184,000 for the quarter ended March 31, 2017, which was a decrease of $188,000 (13.7%) compared to $1,372,000 reported for the same period of 2016. Diluted earnings per share for the first quarter of 2017 was $0.18, a decrease of 5.3% compared to the $0.19 per share reported in the first quarter of 2016. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the first quarter of 2017 were 5.74% and 0.74%, respectively, as compared to 6.44% and 0.87%, respectively, for the same period in 2016.

Total assets of the Company increased by $7,801,000 (1.2%) from $651,450,000 at December 31, 2016 to $659,251,000 at March 31, 2017. Net loans totaled $313,969,000 at March 31, 2017, a decrease of $10,117,000 (3.1%) from $324,086,000 at December 31, 2016. Deposit balances at March 31, 2017 totaled $550,962,000, an increase of $6,156,000 (1.1%) from $544,806,000 at December 31, 2016.

The Company ended the first quarter of 2017 with a leverage capital ratio of 10.4%, a Tier 1 capital ratio of 18.9%, and a total risk-based capital ratio of 20.2% compared to 10.5%, 19.0%, and 20.3%, respectively, at December 31, 2016. Table One below provides a summary of the components of net income for the periods indicated. See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components.

Table One: Components of Net Income
(dollars in thousands)	For the three months ended March 31,
	2017	2016
Interest income*	$5,151	$5,397
Interest expense	(242)	(234)
Net interest income*	4,909	5,163
Provision for loan and lease losses	—	—
Noninterest income	419	754
Noninterest expense	(3,430)	(3,791)
Provision for income taxes	(616)	(633)
Tax equivalent adjustment	(98)	(121)
Net income	$1,184	$1,372

Average total assets	$652,765	$635,076
Net income (annualized) as a percentage of average total assets	0.74%	0.87%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.44% for the three months ended March 31, 2017 and 3.63% for the three months ended March 31, 2016.

The fully taxable equivalent interest income component for the first quarter of 2017 decreased $246,000 (4.6%) to $5,151,000 compared to $5,397,000 for the three months ended March 31, 2016. The decrease in the fully taxable equivalent interest income for the first quarter of 2017 compared to the same period in 2016 is broken down by rate (down $425,000) and volume (up $179,000). The yield on earning assets decreased from 3.80% during the first quarter of 2016 to 3.61% during the first quarter of 2017. The primary driver in this rate decrease was a decrease in the yield on loans which saw a decrease from 4.90% in the first quarter of 2016 to 4.57% in the first quarter of 2017 and a decrease in the yield on investments, which saw a decrease from 2.64% in the first quarter of 2016 to 2.39% in the first quarter of 2017. While average loans increased $25,007,000 (8.5%) from $295,106,000 during the first quarter of 2016 to $320,113,000 during the first quarter of 2017, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. The decrease in the yield on the investment portfolio is also due primarily to the lower rate environment as principal paydowns were reinvested at lower rates. The volume increase of $179,000 was primarily from an increase in average loans ($295,000) partially offset by a decrease in investments ($116,000). The average balance of earning assets increased $7,893,000 (1.4%) from $571,339,000 in the first quarter of 2016 to $579,232,000 in the first quarter of 2017.

Interest expense was $242,000 or $8,000 (3.4%) higher in the first quarter of 2017 versus $234,000 in the first quarter of 2016. The net $8,000 increase in interest expense during the first quarter of 2017 compared to the first quarter of 2016 was due to higher rates (up $26,000) and lower volume (down $18,000). While average deposits increased by $27,399,000 (up 5.3%), from $518,512,000 during the first quarter of 2016 to $545,911,000 during the first quarter of 2017, interest bearing balances (which includes other borrowings) only increased by $1,519,000 (up 0.4%), from $355,945,000 during the first quarter of 2016 to $357,464,000 during the first quarter of 2017. The increase in deposit expense can be attributed to an increase in rates paid on time deposit balances. Some of these time deposits are indexed to the three- or six-month treasury rates which have increased over the past twelve months. Interest expense on time deposits increased by $16,000 (up 11.5%) from $139,000 in the first quarter of 2016 to $155,000 in the first quarter of 2017 while the time deposit balances actually decreased by $1,509,000 (down 1.8%) from $83,811,000 in the first quarter of 2016 to $82,302,000 in the first quarter of 2017. Further adding to the decrease in volume was a decrease in other borrowings of $8,868,000 (down 36.4%) from $24,368,000 in the first quarter of 2016 to $15,500,000 in the first quarter of 2017.

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

Table Two: Analysis of Net Interest Margin on Earning Assets
Three Months Ended March 31,	2017			2016
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$305,625	$3,430	4.55%	$278,734	$3,362	4.85%
Tax-exempt loans and leases (2)	14,488	176	4.93%	16,372	230	5.65%
Taxable investment
Securities	235,213	1,323	2.28%	249,622	1,552	2.50%
Tax-exempt investment
securities (2)	22,725	210	3.75%	25,557	246	3.87%
Corporate stock (2)	63	10	64.37%	69	6	34.97%
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	1,118	2	0.73%	985	1	0.41%
Total earning assets	579,232	5,151	3.61%	571,339	5,397	3.80%
Cash & due from banks	39,314			28,145
Other assets	39,047			40,595
Allowance for loan & lease losses	(4,828)			(5,003)
	$652,765			$635,076

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$196,397	34	0.07%	$188,560	40	0.09%
Savings	63,265	5	0.03%	59,206	5	0.03%
Time deposits	82,302	155	0.76%	83,811	139	0.67%
Other borrowings	15,500	48	1.26%	24,368	50	0.83%
Total interest bearing liabilities	357,464	242	0.27%	355,945	234	0.26%
Noninterest bearing demand deposits	203,947			186,935
Other liabilities	7,719			6,467
Total liabilities	569,130			549,347
Shareholders’ equity	83,635			85,729
	$652,765			$635,076
Net interest income & margin (3)		$4,909	3.44%		$5,163	3.63%

(1)	Loan interest includes loan fees of $66,000 and $40,000, respectively, during the three months ended March 31, 2017 and March 31, 2016. Average loan balances include non-performing loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2017 and 2016.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (90 days for 2017 and 91 days for 2016) and annualized to actual days in the year (365 days in 2017 and 366 days in 2016).
32

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended March 31, 2017 over 2016 (dollars in thousands)
Increase (decrease) due to change in:
	Volume	Rate (4)	Net Change
Interest-earning assets:
Taxable net loans and leases (1)(2)	$322	$(254)	$68
Tax-exempt net loans and leases (3)	(26)	(28)	(54)
Taxable investment securities	(89)	(140)	(229)
Tax exempt investment securities (3)	(27)	(9)	(36)
Corporate stock	(1)	5	4
Federal funds sold	—	—	—
Interest-bearing deposits in banks	—	1	1
Total	179	(425)	(246)
Interest-bearing liabilities:
Interest checking and money market	2	(8)	(6)
Savings deposits	—	—	—
Time deposits	(2)	18	16
Other borrowings	(18)	16	(2)
Total	(18)	26	8
Interest differential	$197	$(451)	$(254)

(1)	The average balance of nonaccrual loans is immaterial as a percentage of total loans and has been included in net loans.
(2)	Loan interest includes loan fees of $66,000 and $40,000, respectively, during the three months ended March 31, 2017 and March 31, 2016 which have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2017 and 2016.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company did not provide any provision for loan and lease losses for the first quarter of 2017 or 2016. The Company experienced net loan and lease recoveries of $11,000 or (0.01%) (on an annualized basis) of average loans and leases for the three months ended March 31, 2017 compared to net loan and lease recoveries of $107,000 or (0.15%) (on an annualized basis) of average loans and leases for the three months ended March 31, 2016. The Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income
	Three Months Ended March 31,
	2017	2016
Service charges on deposit accounts	$117	$129
Gain on sale/call of securities	56	282
Merchant fee income	92	86
Bank owned life insurance	78	78
Income from OREO properties	—	106
Other	76	73
Total noninterest income	$419	$754

Noninterest income decreased $335,000 (44.4%) to 419,000 for the three months ended March 31, 2017 compared to $754,000 for the three months ended March 31, 2016. The decrease in noninterest income was primarily related to lower gains from sales of securities, which decreased from $282,000 in 2016 to $56,000 in 2017 and lower rental income on OREO properties which decreased from $106,000 in 2016 to zero in 2017. The lower rental income from OREO properties is due to the sale of the income producing property in the first quarter of 2016.

Noninterest Expense

Noninterest expense decreased $361,000 (9.5%) to a total of $3,430,000 in the first quarter of 2017 compared to $3,791,000 in the first quarter of 2016. Salary and employee benefits expense increased $10,000 (0.5%) from $2,160,000 during the first quarter of 2016 to $2,170,000 during the first quarter of 2017. On a quarter-over-quarter basis, occupancy expense decreased $29,000 (9.7%) and furniture and equipment expense decreased $14,000 (8.5%). FDIC assessments decreased $27,000 (33.8%) from $80,000 during the first quarter of 2016 to $53,000 in the first quarter of 2017. The decrease in the FDIC assessments relates to a lower assessment rate as a result of the Deposit Insurance Fund reaching the FDIC’s target level of 1.15% during 2016, which resulted in lower assessments for community banks such as American River Bank. OREO related expenses decreased $320,000 during the first quarter of 2017 from $340,000 in the first quarter of 2016 to $20,000 in the first quarter of 2017. The decrease in OREO expenses is related to an adjustment to the book value of one property that resulted in a $376,000 charge to expense partially offset by an $117,000 gain on sale of another property, both of which occurred during the first quarter of 2016. In addition, the Company sold three OREO properties in 2016, including an income producing property which had higher operating costs than the properties currently held by the Company. Other expense increased $19,000 (2.5%) to $767,000 in the first quarter of 2017 compared to $748,000 in the first quarter of 2016. The fully taxable equivalent efficiency ratio increased from 64.1% for the first quarter of 2016 to 64.4% for the first quarter of 2017. This increase in the efficiency ratio is primarily related to the decrease in net interest income.

Provision for Income Taxes

Federal and state income taxes for the quarter ended March 31, 2017 decreased $17,000 (2.7%) from $633,000 in the first quarter of 2016 to $616,000 in the first quarter of 2017. The effective tax rate for the quarter ended March 31, 2017 was 34.2% compared to 31.6% for the first quarter of 2016. The lower tax expense in 2017 resulted from a lower amount of taxable income. Taxable income decreased $205,000 (10.2%) from $2,005,000 in the first quarter of 2016 to $1,800,000 in the first quarter of 2017. The higher effective tax rate in 2017 results from a decrease in tax benefits related to tax exempt loan interest. Interest on tax exempt loans decreased from $172,000 in 2016 to $133,000 in 2017.

Balance Sheet Analysis

The Company’s total assets were $659,251,000 at March 31, 2017 as compared to $651,450,000 at December 31, 2016, representing an increase of $7,801,000 (1.2%). The average assets for the three months ended March 31, 2017 were $652,765,000, which represents an increase of $17,689,000 or 2.8% over the balance of $635,076,000 during the three-month period ended March 31, 2016.

Investment Securities

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Table Five below summarizes the values of the Company’s investment securities held on March 31, 2017 and December 31, 2016.

Table Five: Investment Securities Composition
(dollars in thousands)
Available-for-sale (at fair value)	March 31, 2017	December 31, 2016
Debt securities:
US Government Agencies and Sponsored Agencies	$234,587	$229,785
Obligations of states and political subdivisions	22,822	22,612
Corporate bonds	5,596	1,519
Corporate stock	101	104
Total available-for-sale investment securities	$263,106	$254,020
Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and Sponsored Agencies	$456	$483
Total held-to-maturity investment securities	$456	$483

Net unrealized gains on available-for-sale investment securities totaling $1,321,000 were recorded, net of $528,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at March 31, 2017 and net unrealized gains on available-for-sale investment securities totaling $916,000 were recorded, net of $372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2016.

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

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $4.6 million in new loans during the first three months of 2017. This production was offset by higher than anticipated pay downs and payoffs, and resulted in an overall net decrease in net loans and leases of $10,117,000 (3.1%) from $324,086,000 at December 31, 2016 to $313,969,000 at March 31, 2017. Despite the decrease in net loans in 2017, the market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity.

A significant portion of the Company’s loans and leases are direct loans and leases made to individuals and local businesses. The Company relies substantially on networking, local promotional activity, and personal contacts by American River Bank officers, directors and employees to compete with other financial institutions. The Company makes loans and leases to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment. Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties, multi-family properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial, multi-family, and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%. Agriculture loans consist primarily of vineyard loans. In general, except in the case of loans under SBA programs or Farm Services Agency guarantees, the Company does not make long-term mortgage loans. Table Six below summarizes the composition of the loan portfolio as of March 31, 2017 and December 31, 2016.

Table Six: Loan and Lease Portfolio Composition
(dollars in thousands)	March 31, 2017		December 31, 2016		Change	Percentage
	$	%	$	%	in dollars	change
Commercial	$29,828	9%	$35,374	11%	$(5,546)	(15.7%)
Real estate
Commercial	186,909	59%	191,129	58%	(4,220)	(2.2%)
Multi-family	73,225	23%	73,373	22%	(148)	(0.2%)
Construction	10,121	3%	9,180	3%	941	10.3%
Residential	14,891	5%	15,718	5%	(827)	(5.3%)
Lease financing receivable	349	—%	404	—%	(55)	(13.6%)
Agriculture	2,250	1%	2,302	1%	(52)	(2.3%)
Consumer	1,478	—%	1,650	—%	(172)	(10.4%)
Total loans and leases	319,051	100%	329,130	100%	(10,079)	(3.1%)
Deferred loan and lease fees, net	(249)		(222)		(27)
Allowance for loan and lease losses	(4,833)		(4,822)		(11)
Total net loans and leases	$313,969		$324,086		$(10,117)	(3.1%)

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans are originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates during the last recession, resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at March 31, 2017 and December 31, 2016.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company previously had a presence in the Santa Clara, Contra Costa, and Alameda County markets and serviced these markets through a loan production office. In the fourth quarter of 2016, the Company discontinued operating the loan production office in the Bay Area market. The economies of Santa Clara, Contra Costa and Alameda Counties are diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 90% of the Company’s loan and lease portfolio at March 31, 2017 and 88% as of December 31, 2016. Management believes that the residential land portion of the Company’s loan portfolio carries more than the normal credit risk, due primarily to curtailed demand for new and resale residential property relative to pre-2006/2007 recession levels, a supply imbalance, and observed reductions in values throughout the Company’s market area. Management has responded by evaluating loans that it considers to carry any significant risk above the normal risk of collectability by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Nonperforming, Past Due and Restructured Loans and Leases

At March 31, 2017, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $17,000 or 0.01% of total loans and leases. The $17,000 in nonperforming loans and leases consisted of one consumer loan. The overall level of nonperforming loans decreased $2,000 (10.5%) from $19,000 or 0.01% of total loans and leases at December 31, 2016 which consisted of two consumer loans.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of March 31, 2017. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2017, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2017 and December 31, 2016.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	March 31,	December 31,
	2017	2016
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	—	—
Real estate	—	—
Lease financing receivable	—	—
Consumer	17	19
Total nonperforming loans	$17	$19

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

At March 31, 2017, the recorded investment in loans and leases that were considered to be impaired totaled $17,161,000, all of which are considered performing loans and leases. Of the total impaired loans of $17,161,000, loans totaling $9,130,000 were deemed to require no specific reserve and loans totaling $8,031,000 were deemed to require a related valuation allowance of $533,000. Of the $9,130,000 impaired loans that did not carry a specific reserve there were $3,850,000 in loans or leases that had previous partial charge-offs and $5,280,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $17,297,000 at December 31, 2016. Of the total impaired loans of $17,297,000, loans totaling $11,244,000 were deemed to require no specific reserve and loans totaling $6,053,000 were deemed to require a related valuation allowance of $421,000.

The Company has been operating in a market that has recently experienced sporadic improvement in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans in excess of $250,000, the Company performs an internal evaluation or obtains an updated appraisal, as necessary, which is generally once every twelve months.  In the first quarter of 2017, the Company had net loan recoveries of $11,000 with no added provision. In the first quarter of 2016, the Company had net loan recoveries of $107,000 with no added provision.

During the periods ended March 31, 2017 and March 31, 2016, there were no loans that were modified as troubled debt restructurings. There were no payment defaults during the three months ended March 31, 2017 or March 31, 2016 on troubled debt restructurings made in the preceding twelve months. At March 31, 2017 and December 31, 2016, there were no unfunded commitments on those loans considered troubled debt restructures.

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

The ALLL totaled $4,833,000 or 1.52% of total loans and leases at March 31, 2017 compared to $4,822,000 or 1.47% of total loans and leases at December 31, 2016. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of impaired loans and leases was 28.2% at March 31, 2017 and 27.9% at December 31, 2016. Of the total non-performing and impaired loans and leases outstanding as of March 31, 2017, there were $4,222,000 in loans or leases that had been reduced by partial charge-offs of $800,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Table Eight below summarizes, for the periods indicated, the activity in the ALLL.

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended March 31,
	2017	2016

Average loans and leases outstanding	$295,106	$295,106

Allowance for loan and lease losses at beginning of period	$4,822	$4,975
Loans and leases charged off:
Consumer	—	—
Total	—	—
Recoveries of loans and leases previously charged off:
Commercial	1	34
Real estate	9	1
Consumer	1	72
Total	11	107
Net loans and leases recovered	11	107
Additions to allowance charged to operating expenses	—	—
Allowance for loan and lease losses at end of period	$4,833	$5,082
Ratio of net recoveries to average loans and leases outstanding (annualized)	(0.01%)	(0.15%)
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	—	—
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.52%	1.71%

Other Real Estate Owned

At March 31, 2017, the Company had two other real estate owned (“OREO”) properties totaling $1,348,000, unchanged from the balance reported as of December 31, 2016. During the first quarter of 2017, the Company did not acquire or sell any OREO properties nor were there any impairment charges to either of these two properties. There was no valuation allowance at March 31, 2017 nor at year end 2016. The Company believes that both of the OREO properties owned at March 31, 2017 are carried approximately at fair value.

Deposits

At March 31, 2017, total deposits were $550,962,000 representing a $6,156,000 (1.1%) increase from the December 31, 2016 balance of $544,806,000. The Company’s deposit growth plan for 2017 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. The Company experienced increases in interest-bearing checking ($1,994,000 or 3.1%) and money market accounts ($7,118,000 or 5.4%) and decreases in noninterest-bearing ($696,000 or 0.4%), savings ($1,426,000 or 2.2%), and time deposits ($834,000 or 1.0%) accounts.

Other Borrowed Funds

Other borrowings outstanding as of March 31, 2017 and December 31, 2016, consisted of advances (both short-term and long-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	March 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$3,500	1.01%	$3,500	1.01%
Long-term borrowings:
FHLB advances	$12,000	1.32%	$12,000	1.32%

The maximum amount of short-term borrowings at any month-end during the first three months of 2017 and 2016 was $3,500,000 and $28,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$3,500	$12,000
Maturity	2017	2018 to 2020
Weighted average rates	1.01%	1.32%

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

The ratio of total risk-based capital to risk adjusted assets was 20.2% at March 31, 2017 and 20.3% at December 31, 2016. Tier 1 risk-based capital to risk-adjusted assets was 18.9% at March 31, 2017 and 19.0% at December 31, 2016. The leverage ratio was 10.4% at March 31, 2017 and 10.5% at December 31, 2016. Table Ten below lists the Company’s and American River Bank’s capital ratios at March 31, 2017 and December 31, 2016, as well as the minimum capital ratios for capital adequacy and the minimum requirement for a well-capitalized institution.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	March 31, 2017	December 31, 2016	Minimum Regulatory Capital Requirements	Well-Capitalized Minimum Requirements
American River Bankshares
Leverage Ratio	10.4%	10.5%	4.0%	N/A
Tier 1 Risk-Based Capital	18.9%	19.0%	6.0%	N/A
Total Risk-Based Capital	20.2%	20.3%	8.0%	N/A
American River Bank
Leverage Ratio	10.4%	10.6%	4.0%	5.0%
Common Equity Tier 1 Risk-Based Capital	18.8%	18.9%	4.5%	6.5%
Tier 1 Risk-Based Capital	18.8%	18.9%	6.0%	8.0%
Total Risk-Based Capital	20.0%	20.2%	8.0%	10.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of March 31, 2017 and December 31, 2016.

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

In addition, a “capital conservation buffer,” is established which when fully phased-in will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement will be phased-in between January 1, 2016 and January 1, 2019. The buffer requirement for 2017 is 1.25% and will increase gradually to 2.50% by January 1, 2019. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

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

At March 31, 2017, shareholders’ equity was $83,108,000, representing a decrease of $742,000 (0.9%) from $83,850,000 at December 31, 2016. The decrease results from repurchases of common stock ($1,971,000) and the payment of cash dividends ($332,000) exceeding the additions from other comprehensive income ($249,000), net income for the period ($1,184,000), and the stock based compensation ($128,000). During the first quarter of 2017, the Company repurchased 131,000 shares of its common stock at an average price of $15.01 per share under the 2017 Stock Repurchase Program.

On January 25, 2017, the Company approved and authorized a 5% stock repurchase program for 2017 (the “2017 Program”). See Part II, Item 2, for additional disclosure regarding the 2017 Program. In addition, on January 25, 2017, the Company announced that it was reinstituting a quarterly cash dividend program and on February 22, 2017, the Company paid a $0.05 per common share cash dividend to shareholders of record on February 8, 2017.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2017 and 2016.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2017 were approximately $18,029,000 and $191,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2017, consolidated liquid assets totaled $230.6 million or 35.0% of total assets compared to $224.2 million or 34.4% of total assets on December 31, 2016. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At March 31, 2017, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2017, the Bank could have arranged for up to $130,306,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2017, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $15,500,000, leaving $114,806,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2017, the Company’s borrowing capacity at the Federal Reserve Bank was $8,559,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2017 and December 31, 2016, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $18,220,000 and $19,966,000 at March 31, 2017 and December 31, 2016, respectively. As a percentage of net loans and leases these off-balance sheet items represent 6.2% and 5.8%, respectively.

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

After a review of the model results as of March 31, 2017, the Company does not consider the fluctuations from the base case to have a material impact on the Company’s projected results and the fluctuations are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017.

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

On January 25, 2017, the Company approved and authorized a stock repurchase program for 2017 (the “2017 Program”). The 2017 Program authorized the repurchase during 2017 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 333,086 shares based on the 6,661,726 shares outstanding as of December 31, 2016. Any repurchases under the 2017 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2017 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2017 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2017 Program at any time without notice. The following table lists shares repurchased during the quarter ended March 31, 2017 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 January 1 through January 31, 2017	—	—	—	333,086
Month #2 February 1 through February 28, 2017	-0-	—	-0-	333,086
Month #3 March 1 through March 31, 2017	131,000	$ 15.01	131,000	202,086
Total	131,000	$ 15.01	131,000	N/A
45

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
46

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
47

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
48

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
49

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

AMERICAN RIVER BANKSHARES

May 4, 2017	By:	/s/ DAVID T. TABER

David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 4, 2017	By:	/s/ MITCHELL A. DERENZO

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