Form 10-Q
period 2017-06-30
AMERICAN RIVER BANKSHARES
filed 2017-08-08
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock – 6,391,520 shares outstanding at August 8, 2017.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$22,004	$27,589
Interest-bearing deposits in banks	1,248	999
Investment securities:
Available-for-sale, at fair value	257,471	254,020
Held-to-maturity, at amortized cost	429	483
Loans and leases, less allowance for loan and lease losses of $4,881 at June 30, 2017 and $4,822 at December 31, 2016	316,146	324,086
Premises and equipment, net	1,275	1,362
Federal Home Loan Bank stock	3,932	3,779
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	1,348	1,348
Bank owned life insurance	14,962	14,805
Accrued interest receivable and other assets	6,469	6,658
	$641,605	$651,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$196,212	$201,113
Interest-bearing	341,668	343,693
Total deposits	537,880	544,806

Short-term borrowings	2,000	3,500
Long-term borrowings	13,500	12,000
Accrued interest payable and other liabilities	6,852	7,294

Total liabilities	560,232	567,600

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized;issued and outstanding – 6,357,767 shares at June 30, 2017 and 6,661,726 shares at December 31, 2016	37,739	42,484
Retained earnings	42,646	40,822
Accumulated other comprehensive income, net of taxes	988	544

Total shareholders’ equity	81,373	83,850
	$641,605	$651,450

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2017	2016	2017	2016
Interest income:
Interest and fees on loans:
Taxable	$3,458	$3,445	$6,888	$6,807
Exempt from Federal income taxes	133	173	266	345
Interest on deposits in banks	3	2	5	3
Interest and dividends on investment securities:
Taxable	1,363	1,441	2,686	2,993
Exempt from Federal income taxes	159	162	316	346
Dividends	5	6	13	11
Total interest income	5,121	5,229	10,174	10,505
Interest expense:
Interest on deposits	203	182	397	366
Interest on borrowings	49	39	97	89
Total interest expense	252	221	494	455

Net interest income	4,869	5,008	9,680	10,050
Provision for loan and lease losses	—	—	—	—

Net interest income after provision for loan and lease losses	4,869	5,008	9,680	10,050
Noninterest income:
Service charges on deposit accounts	114	127	231	256
Gain (loss) on sale, call, or impairment of securities	86	(1)	142	281
Rental income from other real estate owned	—	—	—	106
Other noninterest income	239	237	485	474
Total noninterest income	439	363	858	1,117

Noninterest expense:
Salaries and employee benefits	2,064	2,101	4,234	4,261
Occupancy	262	292	531	590
Furniture and equipment	147	163	298	328
Federal Deposit Insurance Corporation assessments	52	76	105	156
Expenses related to other real estate owned	12	20	32	360
Other expense	831	763	1,598	1,511
Total noninterest expense	3,368	3,415	6,798	7,206

Income before provision for income taxes	1,940	1,956	3,740	3,961

Provision for income taxes	643	652	1,259	1,285

Net income	$1,297	$1,304	$2,481	$2,676

Basic earnings per share	$0.20	$0.19	$0.38	$0.39
Diluted earnings per share	$0.20	$0.19	$0.38	$0.39

Cash dividends per share	$0.05	$0.00	$0.10	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended June 30,	Three months		Six months
	2017	2016	2017	2016

Net income	$1,297	$1,304	$2,481	$2,676
Other comprehensive income:
Increase in net unrealized gains on investment securities	412	810	873	3,712
Deferred tax expense	(166)	(324)	(344)	(1,485)
Increase in net unrealized gains on investment securities, net of tax	246	486	529	2,227

Reclassification adjustment for realized (gains) losses included in net income	(86)	1	(142)	(281)
Tax effect	35	—	57	112
Realized (gains) losses, net of tax	(51)	1	(85)	(169)

Total other comprehensive gain income	195	487	444	2,058

Comprehensive income	$1,492	$1,791	$2,925	$4,734

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Accumulated Other	Total
(dollars in thousands)	Shares	Amount	Retained Earnings	Comprehensive Income	Shareholders’ Equity
Balance, January 1, 2016	7,343,649	$49,554	$34,418	$2,103	$86,075

Net income			2,676		2,676
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				2,058	2,058

Net restricted stock award activity and related compensation expense	28,728	147			147

Stocks option exercised and compensation expense	500	24			24
Retirement of common stock	(716,897)	(7,414)			(7,414)

Balance, June 30, 2016	6,655,980	$42,311	$37,094	$4,161	$83,566

Balance, January 1, 2017	6,661,726	$42,484	$40,822	$544	$83,850

Net income			2,481		2,481
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				444	444

Cash dividends ($0.10 per share)			(657)		(657)
Net restricted stock award activity and related compensation expense	22,032	181			181
Stock options exercised	7,095	60			60
Stock option compensation expense	—	20			20
Retirement of common stock	(333,086)	(5,006)			(5,006)

Balance, June 30, 2017	6,357,767	$37,739	$42,646	$988	$81,373

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$2,481	$2,676
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	—
Increase in deferred loan origination fees, net	3	26
Depreciation and amortization	173	220
Gain on sale, call, and impairment of investment securities, net	(142)	(281)
Amortization of investment security premiums and discounts, net	1,648	1,422
Increase in cash surrender values of life insurance policies	(157)	(160)
Stock based compensation expense	201	167
Loss on sale or write-down of other real estate owned	—	259
(Increase) decrease in accrued interest receivable and other assets	(98)	621
Decrease in accrued interest payable and other liabilities	(442)	(1,563)

Net cash provided by operating activities	3,667	3,387

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	17,605	8,287
Proceeds from matured available-for-sale investment securities	1,930	600
Proceeds from called available-for-sale investment Securities	145
Purchases of available-for-sale investment securities	(45,419)	(8,875)
Proceeds from principal repayments for available-for-sale investment securities	21,513	21,612
Proceeds from principal repayments for held-to-maturity investment securities	54	83
Net increase in interest-bearing deposits in banks	(249)	(249)
Net decrease (increase) in loans	7,937	(14,326)
Proceeds from sale of other real estate	—	710
Net increase in FHLB stock	(153)	—
Purchases of equipment	(86)	(118)

Net cash provided by investing activities	3,277	7,724
7

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the six months ended June 30,
	2017	2016

Cash flows from financing activities:
Net decrease in demand, interest-bearing and savings deposits	$(4,771)	$(2,785)
Net decrease in time deposits	(2,155)	(1,972)
Net (decrease) increase in short-term borrowings	(1,500)	1,500
Net increase (decrease) in long-term borrowings	1,500	(1,500)
Proceeds from stock option exercise	60	4
Cash dividends paid	(657)	—
Cash paid to repurchase common stock	(5,006)	(7,414)

Net cash used in financing activities	$(12,529)	$(12,167)

Decrease in cash and cash equivalents	(5,585)	(1,056)

Cash and cash equivalents at beginning of year	27,589	23,727

Cash and cash equivalents at end of period	$22,004	$22,671

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at June 30, 2017 and December 31, 2016, the results of its operations and statement of comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, its cash flows for the six-month periods ended June 30, 2017 and 2016 and its statement of changes in shareholders’ equity for the six months ended June 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. The results of operations for the three-month and six-month periods ended June 30, 2017 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 64,134 options remain outstanding at June 30, 2017. At June 30, 2017, under the 2010 Plan, there were 76,461 stock options and 79,474 restricted shares outstanding and the total number of authorized shares that remain available for issuance was 1,362,437. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The unvested restricted stock under the 2010 Plan have dividend and voting rights. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended June 30, 2017 and 2016, the compensation cost recognized for equity compensation was $100,000 and $85,000, respectively. The recognized tax benefit for equity compensation expense was $36,000 and $30,000, respectively, for the three-month periods ended June 30, 2017 and 2016. For the six-month periods ended June 30, 2017 and 2016, the compensation cost recognized for equity compensation was $201,000 and $167,000, respectively. The recognized tax benefit for equity compensation expense was $73,000 and $59,000, respectively, for the six-month periods ended June 30, 2017 and 2016.

At June 30, 2017, the total unrecognized pre-tax compensation cost related to nonvested stock option awards was $79,000. This amount will be recognized over the next 3.0 years and the weighted average period of recognizing these costs is expected to be 1.7 years. At June 30, 2017, the total unrecognized pre-tax compensation cost related to restricted stock awards was $579,000. This amount will be recognized over the next 4.9 years and the weighted average period of recognizing these costs is expected to be 1.6 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month and six-month periods ended June 30, 2017 and June 30, 2016. A summary of option activity under the Plans as of June 30, 2017 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2017	186,023	$12.92	3.7 years	$741
Awarded	—	—	—	—
Exercised	(7,095)	8.50	—	—
Expired, forfeited or cancelled	(38,333)	21.70	—	—
Outstanding at June 30, 2017	140,595	$10.42	4.2 years	$629
Vested at June 30, 2017	111,648	$10.73	3.4 years	$477
Non-vested at June 30, 2017	28,947	$9.24	7.4 years	$153

Restricted Stock

There were 9,949 and 24,982 shares of restricted stock awarded during the three-month and six-month periods ended June 30, 2017, respectively. There were 11,923 and 29,756 shares of restricted stock awarded during the three-month and six-month periods ended June 30, 2016, respectively.

Restricted Stock	Shares	Weighted Average Award Date Fair Value
Nonvested at January 1, 2017	71,824	$9.69
Awarded	24,982	14.65
Less: Vested	14,387	9.76
Less: Expired, forfeited or cancelled	2,949	10.01
Nonvested at June 30, 2017	79,474	$11.22

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three-month or six-month month periods ended June 30, 2017 or 2016 or outstanding at June 30, 2017 or December 31, 2016.

The intrinsic value used for stock options and restricted stock awards was derived from the market price of the Company’s common stock of $14.51 as of June 30, 2017.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $10,658,000 and standby letters of credit of approximately $191,000 at June 30, 2017 and loan commitments of approximately $19,728,000 and standby letters of credit of approximately $238,000 at December 31, 2016. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2017 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2017 or December 31, 2016.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (6,346,650 and 6,454,864 shares for the three-month and six-month periods ended June 30, 2017 and 6,717,456 and 6,906,620 shares for the three-month and six-month periods ended June 30, 2016). Using the treasury stock method, diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock.  Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards.  There were 81,372 and 85,801, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2017 and 28,643 and 26,818, respectively, dilutive shares for the three-month and six-month periods ended June 30, 2016.  For the three-month periods ended June 30, 2017 and 2016, there were 32,448 and 105,844 stock options, respectively, that were excluded from the calculation as they were considered antidilutive.  For the six-month periods ended June 30, 2017 and 2016, there were 32,448 and 138,549 stock options, respectively, that were excluded from the calculation as they were considered antidilutive.  Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

Accounting Standards Codification (“ASC”) 260, Earnings per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends as a separate class of securities in calculating earnings per share.  The Company has granted and expects to continue to grant to directors and employees restricted stock grants that contain non-forfeitable rights to dividends.  Such grants are considered participating securities under ASC 260.  As such, the Company is required to include these grants in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method.  The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  The Company has calculated earnings per share using the two-class method and has determined that there was no difference in earnings per share using the two-class method versus the treasury stock method and therefore the two-class method will not be presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of Available-for-Sale and Held-to-Maturity investment securities at June 30, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

Available-for-Sale

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$227,252	$2,078	$(1,065)	$228,265
Obligations of states and political subdivisions	22,032	664	(171)	22,525
Corporate bonds	6,489	113	(13)	6,589
Equity securities:
Corporate stock	51	41	—	92
	$255,824	$2,896	$(1,249)	$257,471

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$229,118	$2,150	$(1,483)	$229,785
Obligations of states and political subdivisions	22,436	559	(383)	22,612
Corporate bonds	1,501	18	—	1,519
Equity securities:
Corporate stock	49	55	—	104
	$253,104	$2,782	$(1,866)	$254,020

Net unrealized gains on available-for-sale investment securities totaling $1,647,000 were recorded, net of $659,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2017. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended June 30, 2017 totaled $9,133,000 and $86,000, respectively, and for the six-month period ended June 30, 2017 proceeds and gross realized gains from the sale and call of available-for-sale investment securities totaled $17,605,000 and $142,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and six-month periods ended June 30, 2017.

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

Held-to-Maturity

June 30, 2017		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$429	$33	$—	$462

December 31, 2016		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$483	$38	$—	$521

There were no sales or transfers of held-to-maturity investment securities for the periods ended June 30, 2017 and June 30, 2016. Investment securities with unrealized losses at June 30, 2017 and December 31, 2016 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

June 30, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Entities	$101,497	$(1,023)	4,817	(42)	$106,314	$(1,065)
Obligations of states and political subdivisions	4,646	(130)	985	(41)	5,631	(171)
Corporate bonds	1,976	(13)			1,976	(13)
	$108,119	$(1,166)	$5,802	$(83)	$113,921	$(1,249)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Entities	$111,870	$(1,415)	$5,010	$(68)	$116,880	$(1,483)
Obligations of states and political subdivisions	8,319	(383)	—	—	8,319	(383)
	$120,189	$(1,798)	$5,010	$(68)	$125,199	$(1,866)

There were no held-to-maturity investment securities with unrealized losses as of June 30, 2017 or December 31, 2016.

At June 30, 2017, the Company held 222 securities of which 67 were in a loss position for less than twelve months and four were in a loss position for twelve months or more.  Of the 67 securities in a loss position for less than twelve months, 62 were U.S. Government Agencies and Sponsored Entities securities, four were obligations of states or political subdivisions, and one was a corporate bond and of the four securities that were in a loss position for greater than twelve months, three were U.S. Government Agencies and Sponsored Entities securities and one was an obligation of states or political subdivisions.

At December 31, 2016, the Company held 219 securities of which 70 were in a loss position for less than twelve months and three were in a loss position for twelve months or more.  Of the three securities that were in a loss position for greater than twelve months, all were US Government Agencies and Sponsored Entities.

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

The amortized cost and estimated fair values of investment securities at June 30, 2017 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$—	$—
After one year through five years	4,974	5,026
After five years through ten years	18,268	18,839
After ten years	5,279	5,249
	28,521	29,114
Investment securities not due at a single maturity date:
US Government Agencies and Sponsored Entities	227,252	228,265	$429	$462
Corporate stock	51	92	—	—
	$255,824	$257,471	$429	$462

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At June 30, 2017 and December 31, 2016, the recorded investment in nonperforming loans and leases was approximately $12,000 and $19,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At June 30, 2017, the recorded investment in loans and leases that were considered to be impaired totaled $16,998,000, which includes $12,000 in nonaccrual loans and leases and $16,986,000 in performing loans and leases. Of the total impaired loans of $16,998,000, loans totaling $9,088,000 were deemed to require no specific reserve and loans totaling $7,910,000 were deemed to require a related valuation allowance of $505,000. At December 31, 2016, the recorded investment in loans and leases that were considered to be impaired totaled $17,297,000 with a related valuation allowance of $421,000.

At June 30, 2017 and December 31, 2016, the balance in other real estate owned (“OREO”) was $1,348,000. During the first and second quarters of 2017, the Company did not add any new, impair, or sell any of the OREO properties. The June 30, 2017 OREO balance of $1,348,000 consists of two properties, one of which is commercial real estate in the amount of $386,000 and the other is commercial land in the amount of $962,000.

Nonperforming assets at June 30, 2017 and December 31, 2016 are summarized as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016

Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$12	$19
Nonaccrual loans and leases that are past due	—	—
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	1,348	1,348
Total nonperforming assets	$1,360	$1,367

Nonperforming loans and leases to total loans and leases	0.00%	0.01%
Total nonperforming assets to total assets	0.21%	0.21%

Impaired loans and leases as of and for the periods ended June 30, 2017 and December 31, 2016 are summarized as follows:

(dollars in thousands)	As of June 30, 2017			As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:

Real estate-commercial	$8,757	$9,337	$—	$10,910	$11,540	$—
Real estate-residential	331	417	—	334	421	—
Subtotal	$9,088	$9,754	$—	$11,244	$11,961	$—

With an allowance recorded:

Commercial	$—	$—	$—	$157	$157	$11
Real estate-commercial	4,975	5,064	317	3,244	3,336	246
Real estate-multi-family	478	478	20	482	482	2
Real estate-residential	2,106	2,106	140	1,813	1,813	133
Agriculture	351	351	28	357	357	29
Subtotal	$7,910	$7,999	$505	$6,053	$6,145	$421

Total:

Commercial	$—	$—	$—	$157	$157	$11
Real estate-commercial	13,732	14,401	317	14,154	14,876	246
Real estate-multi-family	478	478	20	482	482	2
Real estate-residential	2,437	2,523	140	2,147	2,234	133
Agriculture	351	351	28	357	357	29
	$16,998	$17,753	$505	$17,297	$18,106	$421
15

The following table presents the average balance related to impaired loans and leases for the periods indicated (dollars in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Commercial	$16	$80	$—	$100
Real estate-commercial	14,067	16,878	13,732	17,021
Real estate-multi-family	481	491	478	495
Real estate-residential	2,296	2,216	2,437	2,236
Agriculture	357	373	351	378
Consumer	—	76	—	77
Total	$17,217	$20,114	$16,998	$20,307

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (dollars in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Commercial	$—	$2	$1	$3
Real estate-commercial	179	259	356	444
Real estate-multi-family	8	2	16	10
Real estate-residential	37	31	63	52
Agriculture	4	5	9	10
Consumer	—	—	—	—
Total	$228	$299	$445	$519

7. TROUBLED DEBT RESTRUCTURINGS

During the three and six-month periods ended June 30, 2017 and 2016, there were no loans that were modified as troubled debt restructurings.

There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and six-month periods ended June 30, 2017 and June 30, 2016. At June 30, 2017 and December 31, 2016, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of June 30, 2017 and December 31, 2016 are summarized below:

June 30, 2017	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$24,647	$163,362	$66,608	$7,479	$14,864
Watch	123	24,782	478	2,373	1,463
Special mention	1,267	2,197	3,945	—	720
Substandard	2,719	—	—	—	456
Doubtful	—	—	—	—	—
Total	$28,756	$190,341	$71,031	$9,852	$17,503

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$297	$1,762	$972	$279,991
Watch	—	351	240	29,810
Special mention	—	—	133	8,262
Substandard	—	—	14	3,189
Doubtful	—	—	—	—
Total	$297	$2,113	$1,359	$321,252

December 31, 2016	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$31,733	$166,769	$68,615	$6,770	$12,773
Watch	157	21,328	4,758	2,410	1,773
Special mention	721	3,032	—	—	710
Substandard	2,763	—	—	—	462
Doubtful or loss	—	—	—	—	—
Total	$35,374	$191,129	$73,373	$9,180	$15,718

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$404	$1,945	$1,093	$290,102
Watch	—	357	316	31,099
Special mention	—	—	219	4,682
Substandard	—	—	22	3,247
Doubtful or loss	—	—	—	—
Total	$404	$2,302	$1,650	$329,130

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

June 30, 2017
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance, January 1, 2017	$855	$2,050	$851	$446	$253	$1	$64	$24	$278	$4,822
Provision for loan losses	58	(12)	(62)	11	15	—	(5)	(8)	3	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	3	53	—	—	—	—	—	3	—	59

Ending balance, June 30, 2017	$916	$2,091	$789	$457	$268	$1	$59	$19	$281	$4,881

Ending balance:
Individually evaluated for impairment	$—	$317	$20	$—	$140	$—	$28	$—	$—	$505

Ending balance:
Collectively evaluated for impairment	$916	$1,774	$769	$457	$128	$1	$31	$19	$281	$4,376

Loans

Ending balance	$28,756	$190,341	$71,031	$9,852	$17,503	$297	$2,113	$1,359	$—	$321,252

Ending balance:
Individually evaluated for impairment	$—	$13,732	$478	$—	$2,437	$—	$351	$—	$—	$16,998

Ending balance:
Collectively evaluated for impairment	$28,756	$176,609	$70,553	$9,852	$15,066	$297	$1,762	$1,359	$—	$304,254

Allowance for Loan and Lease Losses

Beginning balance, March 31, 2017	$836	$2,107	$836	$479	$232	$1	$62	$21	$259	$4,833
Provision for loan losses	78	(60)	(47)	(22)	36	—	(3)	(4)	22	—
Loans charged off	—	—	—	—	—	—	—	—	—	—
Recoveries	2	44	—	—	—	—	—	2	—	48

Ending balance, June 30, 2017	$916	$2,091	$789	$457	$268	$1	$59	$19	$281	$4,881
18

December 31, 2016
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$11	$246	$2	$—	$133	$—	$29	$—	$—	$421

Ending balance:
Collectively evaluated for impairment	$844	$1,804	$849	$446	$120	$1	$35	$24	$278	$4,401

Loans

Ending balance	$35,374	$191,129	$73,373	$9,180	$15,718	$404	$2,302	$1,650	$—	$329,130

Ending balance:
Individually evaluated for impairment	$157	$14,154	$482	$—	$2,147	$—	$357	$—	$—	$17,297

Ending balance:
Collectively evaluated for impairment	$35,217	$176,975	$72,891	$9,180	$13,571	$404	$1,945	$1,650	$—	$311,833

June 30, 2016
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2016	$860	$2,369	$228	$813	$319	$1	$77	$78	$230	$4,975
Provision for loan losses	(125)	266	101	(88)	(36)	—	(4)	(90)	(24)	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	73	12	—	—	—	—	—	72	—	157

Ending balance, June 30, 2016	$808	$2,647	$329	$725	$283	$1	$73	$60	$206	$5,132

Allowance for Loan and Lease Losses

Beginning balance, March 31, 2016	$813	$2,513	$270	$625	$298	$2	$77	$65	$419	$5,082
Provision for loan losses	(44)	123	59	100	(15)	(1)	(4)	(5)	(213)	—
Loans charged off	—	—	—	—	—	—	—	—	—	—
Recoveries	39	11	—	—	—	—	—	—	—	50

Ending balance, June 30, 2016	$808	$2,647	$329	$725	$283	$1	$73	$60	$206	$5,132
19

The Company’s aging analysis of the loan and lease portfolio at June 30, 2017 and December 31, 2016 are summarized below:

June 30, 2017
(dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$28,756	$28,756	—	$—
Real estate:
Commercial	—	—	—	—	190,341	190,341	—	—
Multi-family	—	—	—	—	71,031	71,031	—	—
Construction	—	—	—	—	9,852	9,852	—	—
Residential	—	—	—	—	17,503	17,503	—	—
Other:
Leases	—	—	—	—	297	297	—	—
Agriculture	—	—	—	—	2,113	2,113	—	—
Consumer	—	—	—	—	1,359	1,359	—	12
Total	$—	$—	$—	$—	$321,252	$321,252	$—	$12

December 31, 2016
(dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Past Due Greater Than 90 Days	Total Past Due	Current	Total Loans	Past Due Greater Than 90 Days and Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$35,374	$35,374	$—	$—
Real estate:
Commercial	—	—	—	—	191,129	191,129	—	—
Multi-family	—	—	—	—	73,373	73,373	—	—
Construction	—	—	—	—	9,180	9,180	—	—
Residential	—	—	—	—	15,718	15,718	—	—

Other:
Leases	—	—	—	—	404	404	—	—
Agriculture	—	—	—	—	2,302	2,302	—	—
Consumer	—	—	—	—	1,650	1,650	—	19

Total	$—	$—	$—	$—	$329,130	$329,130	$—	$19
20

9. BORROWING ARRANGEMENTS

At June 30, 2017, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of June 30, 2017 or December 31, 2016.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $15,500,000 were outstanding from the FHLB at June 30, 2017, bearing interest rates ranging from 1.01% to 1.52% and maturing between July 17, 2017 and July 13, 2020. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2016, bearing interest rates ranging from 1.01% to 1.52% and maturing between May 22, 2017 and July 13, 2020. Remaining amounts available under the borrowing arrangement with the FHLB at June 30, 2017 and December 31, 2016 totaled $113,515,000 and $100,187,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at June 30, 2017 and December 31, 2016 were $9,746,000 and $11,068,000, respectively. There were no advances outstanding under this borrowing arrangement as of June 30, 2017 and December 31, 2016.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month and six-month periods ended June 30, 2017 and 2016.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2017 and December 31, 2016. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
June 30, 2017	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$22,004	$22,004	$—	$—	$22,004
Interest-bearing deposits in banks	1,248	—	1,248	—	1,248
Available-for-sale securities	257,471	46	257,425	—	257,471
Held-to-maturity securities	429	—	462	—	462
FHLB stock	3,932	N/A	N/A	N/A	N/A
Net loans and leases:	316,146	—	—	324,882	324,882
Accrued interest receivable	1,885	—	1,062	823	1,885

Financial liabilities:
Deposits:
Noninterest-bearing	$196,212	$196,212	$—	$—	$196,212
Savings	65,630	65,630	—	—	65,630
Money market	131,998	131,998	—	—	131,998
NOW accounts	63,236	63,236	—	—	63,236
Time Deposits	80,804	—	81,157	—	81,157
Short-term borrowings	2,000	2,000	—	—	2,000
Long-term borrowings	13,500	—	13,433	—	13,433
Accrued interest payable	42	—	42	—	42
22

	Carrying	Fair Value Measurements Using:
December 31, 2016	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$27,589	$27,589	$—	$—	$28,589
Interest-bearing deposits in banks	999	—	999	—	999
Available-for-sale securities	254,020	60	253,960	—	254,020
Held-to-maturity securities	483	—	521	—	521
FHLB stock	3,779	N/A	N/A	N/A	N/A
Net loans and leases:	324,086	—	—	329,110	329,110
Accrued interest receivable	1,824	—	937	887	1,824

Financial liabilities:
Deposits:
Noninterest-bearing	$201,113	$201,113	$—	$—	$201,113
Savings	64,740	64,740	—	—	64,740
Money market	131,342	131,342	—	—	131,342
NOW accounts	64,652	64,652	—	—	64,652
Time Deposits	82,959	—	83,720	—	83,720
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	12.000	—	12,110	—	12,110
Accrued interest payable	62	—	62	—	62

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at June 30, 2017 and December 31, 2016:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at June 30, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

June 30, 2017
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Entities	$228,265	$—	$228,265	$—	$—
Obligations of states and political subdivisions	22,525	—	22,525	—	—
Corporate bonds	6,589	—	6,589	—	—
Corporate stock	92	46	46	—	—
Total recurring	$257,471	$46	$257,425	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$3,499	$—	$—	$3,499	$—
Residential	332	—	—	332	—
Other real estate owned
Commercial	386	—	—	386	—
Land	962	—	—	962	—
Total nonrecurring	$5,179	$—	$—	$5,179	$—
24

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2016
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Entities	$229,785	$—	$229,785	$—	$—
Corporate Debt securities	1,519	—	1,519
Obligations of states and political subdivisions	22,612	—	22,612	—	—
Corporate stock	104	60	44	—	—
Total recurring	$254,020	$60	$253,960	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate:
Commercial	$3,535	$—	$—	$3,535	$—
Residential	334	—	—	334	—

Other real estate owned
Commercial	386	—	—	386	(25)
Land	962	—	—	962	173

There were no significant transfers between Levels 1 and 2 during the three-month and six-month periods ended June 30, 2017 or the twelve months ended December 31, 2016.

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

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is continuing its overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s financial position, results of operations or cash flows. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, however, the Company will continue to closely monitor developments and additional guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU No. 2016-02. Based on the initial evaluation of the Company’s current lease obligations, the Company has determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities, however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2016 and June 30, 2017 and its income and expense accounts for the three-month and six-month periods ended June 30, 2017 and 2016. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at June 30, 2017 or 2016 or for the three-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 90 full-time employees as of June 30, 2017.

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

Overview

The Company recorded net income of $1,297,000 for the quarter ended June 30, 2017, which was a decrease of $7,000 compared to $1,304,000 reported for the same period of 2016. Diluted earnings per share for the second quarter of 2017 were $0.20 compared to $0.19 recorded in the second quarter of 2016. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the second quarter of 2017 were 6.35% and 0.80%, respectively, as compared to 6.29% and 0.84%, respectively, for the same period in 2016.

Net income for the six months ended June 30, 2017 and 2016 was $2,481,000 and $2,676,000, respectively, with diluted earnings per share of $0.38 in 2017 and $0.39 in 2016. For the first six months of 2017, ROAE was 6.05% and ROAA was 0.77% compared to 6.37% and 0.85%, respectively, for the same period in 2016.

Total assets of the Company decreased by $9,845,000 (1.5%) from $651,450,000 at December 31, 2016 to $641,605,000 at June 30, 2017. Net loans totaled $316,146,000 at June 30, 2017, a decrease of $7,940,000 (2.4%) from $324,086,000 at December 31, 2016. Deposit balances at June 30, 2017 totaled $537,880,000, a decrease of $6,926,000 (1.3%) from the $544,806,000 at December 31, 2016.

The Company ended the second quarter of 2017 with a leverage capital ratio of 10.2%, a Tier 1 capital ratio of 18.4%, and a total risk-based capital ratio of 19.7% compared to 10.5%, 19.0%, and 20.3%, respectively, at December 31, 2016. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Interest income*	$5,222	$5,343	$10,373	$10,740
Interest expense	(252)	(221)	(494)	(455)
Net interest income*	4,970	5,122	9,879	10,285
Provision for loan and lease losses	—	—	—	—
Noninterest income	439	363	858	1,117
Noninterest expense	(3,368)	(3,415)	(6,798)	(7,206)
Provision for income taxes	(643)	(652)	(1,259)	(1,285)
Tax equivalent adjustment	(101)	(114)	(199)	(235)
Net income	$1,297	$1,304	$2,481	$2,676

Average total assets	$647,381	$625,652	$650,058	$630,364
Net income (annualized) as a percentage of average total assets	0.80%	0.84%	0.77%	0.85%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.41% for the three months ended June 30, 2017, 3.64% for the three months ended June 30, 2016, 3.43% for the six months ended June 30, 2017 and 3.64% for the six months ended June 30, 2016.

The fully taxable equivalent interest income component for the second quarter of 2017 decreased $121,000 (2.3%) to $5,222,000 compared to $5,343,000 for the three months ended June 30, 2016. The decrease in the fully taxable equivalent interest income for the second quarter of 2017 compared to the same period in 2016 is broken down by rate (down $323,000) and volume (up $202,000). The yield on earning assets decreased from 3.80% during the second quarter of 2016 to 3.59% during the second quarter of 2017. The primary driver in this rate decrease was a decrease in the yield on loans which saw a decrease from 4.92% in the second quarter of 2016 to 4.61% in the second quarter of 2017. While average loans increased $16,000,000 (5.3%) from $300,423,000 during the second quarter of 2016 to $316,423,000 during the second quarter of 2017, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. The investment portfolio also experienced lower yields, decreasing from 2.53% in the second quarter of 2016 to 2.38% in the second quarter of 2017. The volume increase of $202,000 was primarily from loans ($191,000), with the remaining $11,000 difference coming from an increase in investment balances. The average balance of earning assets increased $17,960,000 (3.2%) from $565,831,000 in the second quarter of 2016 to $583,791,000 in the second quarter of 2017. When compared to the second quarter of 2016, average investment securities increased $1,700,000 (0.6%) from $264,409,000 for the second quarter of 2016 compared to $266,109,000 for the second quarter of 2017.

Total fully taxable equivalent interest income for the six months ended June 30, 2017 decreased $367,000 (3.4%) to $10,373,000 compared to $10,740,000 for the six months ended June 30, 2016. The breakdown of the fully taxable equivalent interest income for the six months ended June 30, 2017 over the same period in 2016 resulted from a decrease in rate (down $756,000) and an increase in volume (up $389,000). The yield on earnings assets decreased from 3.80% in 2016 to 3.60% in 2017. The primary driver in this rate decrease was a decrease in the yield on loans which saw a decrease from 4.91% in 2016 to 4.59% in 2017 and a decrease in the yield on investments, which saw a decrease from 2.58% in 2016 to 2.40% in 2017. This decrease is caused by the overall lower interest rate environment. Average earning assets increased $12,941,000 (2.3%) from $568,584,000 during the first six months of 2016 to $581,525,000 for the same period in 2017. The volume increase of $367,000 is primarily related to an increase in loan balances from 2016 to 2017. Average loan balances increased by $20,494,000 (6.9%) from $297,764,000 during 2016 to $318,258,000 during 2017 and accounted for an increase of $488,000 in interest income, which was partially offset by a decrease in average investment balances. Average investment securities decreased $7,750,000 (2.9%) from $269,828,000 for the first six months of 2016 compared to $262,078,000 for the first six months of 2017.

Interest expense was $31,000 (14.0%) higher in the second quarter of 2017 versus the prior year period, increasing from $221,000 to $252,000. The $31,000 increase in interest expense during the second quarter of 2017 compared to the second quarter of 2016 was due to higher rates (up $28,000) and higher volume (up $3,000). While average deposits increased by $21,048,000 (up 4.0%), from $521,777,000 during the second quarter of 2016 to $542,825,000 during the second quarter of 2017, interest bearing balances (which includes other borrowings) increased by $16,359,000 (up 4.7%), from $345,417,000 during the second quarter of 2016 to $361,776,000 during the second quarter of 2017. The increase in deposit expense can be attributed to an increase in rates paid on time deposit balances. Some of these time deposits are indexed to the three- or six-month treasury rates which have increased over the past twelve months. Interest expense on time deposits increased by $20,000 (up 14.1%) from $142,000 in the second quarter of 2016 to $162,000 in the second quarter of 2017 while the time deposit balances actually decreased by $1,444,000 (down 1.7%) from $83,087,000 in the second quarter of 2016 to $81,643,000 in the second quarter of 2017.

Interest expense was $39,000 (8.6%) higher in the six-month period ended June 30, 2017 increasing from $455,000 in 2016 to $494,000 in 2017. The increase is related to rates (up $57,000) partially offset by volume (down $18,000). Rates paid on interest bearing liabilities increased 2 basis points from 0.26% to 0.28% for 2016 compared to 2017. The $57,000 increase in interest expense related to higher rates can be attributed to an increase in rates paid on time deposit balances. Some of these time deposits are indexed to the three- or six-month treasury rates which have increased over the past twelve months. Interest expense on time deposits increased by $36,000 (up 12.8%) from $281,000 in 2016 to $317,000 in 2017 while the time deposit balances actually decreased by $1,478,000 (down 1.8%) from $83,449,000 in 2016 to $81,971,000 in 2017. Also contributing to the volume increase was higher borrowing costs. Interest expense on borrowings, due to rate, increased interest expense by $26,000 as the matured borrowings were renewed at the higher current market rates. The borrowings also had an impact on the $18,000 change in rates due to volume. Average other borrowings decreased $3,827,000 (19.8%) from $19,327,000 in the first six months of 2016 to $15,500,000 in the first six months of 2017.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended June 30,	2017			2016
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$302,062	$3,458	4.59%	$283,373	$3,445	4.89%
Tax-exempt loans and leases (2)	14,361	180	5.03%	17,050	232	5.47%
Taxable investment securities	243,199	1,363	2.25%	240,997	1,441	2.40%
Tax-exempt investment securities (2)	22,811	212	3.73%	23,336	215	3.71%
Corporate stock (2)	99	6	24.31%	76	8	42.34%
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	1,259	3	0.96%	999	2	0.81%
Total earning assets	583,791	5,222	3.59%	565,831	5,343	3.80%
Cash & due from banks	29,263			28,070
Other assets	39,191			36,849
Allowance for loan & lease losses	(4,864)			(5,098)
	$647,381			$625,652

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$201,166	36	0.07%	$188,365	35	0.07%
Savings	63,467	5	0.03%	59,679	5	0.03%
Time deposits	81,643	162	0.80%	83,087	142	0.69%
Other borrowings	15,500	49	1.27%	14,286	39	1.10%
Total interest bearing liabilities	361,776	252	0.28%	345,417	221	0.26%
Noninterest bearing demand deposits	196,549			190,646
Other liabilities	7,195			6,258
Total liabilities	565,520			542,321
Shareholders’ equity	81,861			83,331
	$647,381			$625,652
Net interest income & margin (3)		$4,970	3.41%		$5,122	3.64%

(1)	Loan interest includes loan fees of $43,000 and $55,000, respectively, during the three months ended June 30, 2017 and June 30, 2016. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2017 and 2016.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (91 days) and annualized to actual days in the year (366 days in 2016 and 365 days in 2017).

Six Months Ended June 30,	2017			2016
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$303,834	$6,888	4.57%	$281,143	$6,807	4.87%
Tax-exempt loans and leases (2)	14,424	356	4.98%	16,621	462	5.59%
Taxable investment securities	239,207	2,686	2.26%	245,310	2,993	2.45%
Tax-exempt investment securities (2)	22,768	422	3.74%	24,446	461	3.79%
Corporate stock (2)	103	16	31.33%	72	14	39.10%
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	1,189	5	0.85%	992	3	0.61%
Total earning assets	581,525	10,373	3.60%	568,584	10,740	3.80%
Cash & due from banks	34,261			28,108
Other assets	39,118			38,723
Allowance for loan & lease losses	(4,846)			(5,051)
	$650,058			$630,364

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$198,794	70	0.07%	$188,463	75	0.08%
Savings	63,367	10	0.03%	59,442	10	0.03%
Time deposits	81,971	317	0.78%	83,449	281	0.68%
Other borrowings	15,500	97	1.26%	19,327	89	0.93%
Total interest-bearing liabilities	359,632	494	0.28%	350,681	455	0.26%
Noninterest-bearing demand deposits	200,086			188,791
Other liabilities	7,597			6,362
Total liabilities	567,315			545,834
Shareholders’ equity	82,743			84,530
	$650,058			$630,364
Net interest income & margin (3)		$9,879	3.43%		$10,285	3.64%

(1)	Loan interest includes loan fees of $110,000 and $95,000, respectively, during the six months ended June 30, 2017 and June 30, 2016. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2017 and 2016.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (182 days for 2016 and 181 days for 2017) and annualized to actual days in the year (366 days for 2016 and 365 days for 2017).
36

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended June 30, 2017 over 2016 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$228	$(215)	$13
Tax-exempt loans and leases (2)	(37)	(15)	(52)
Taxable investment securities	13	(91)	(78)
Tax exempt investment securities (3)	(5)	2	(3)
Corporate stock	2	(4)	(2)
Interest-bearing deposits in banks	1	—	1
Total	202	(323)	(121)
Interest-bearing liabilities:
Interest checking and money market	2	(1)	1
Savings deposits	—	—	—
Time deposits	(2)	22	20
Other borrowings	3	7	10
Total	3	28	31
Interest differential	$199	$(351)	$(152)

Six Months Ended June 30, 2017 over 2016 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$549	$(468)	$81
Tax-exempt loans and leases (2)	(61)	(45)	(106)
Taxable investment securities	(74)	(233)	(307)
Tax exempt investment securities (3)	(32)	(7)	(39)
Corporate stock	6	(4)	2
Interest-bearing deposits in banks	1	1	2
Total	389	(756)	(367)
Interest-bearing liabilities:
Interest checking and money market	4	(9)	(5)
Savings deposits	1	(1)	—
Time deposits	(5)	41	36
Other borrowings	(18)	26	8
Total	(18)	57	39
Interest differential	$407	$(813)	$(406)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)	Loan fees of $43,000 and $55,000, respectively, during the three months ended June 30, 2017 and June 30, 2016, and loan fees of $110,000 and $95,000, respectively, during the six months ended June 30, 2017 and June 30, 2016, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2017 and 2016.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company did not provide any provision for loan and lease losses for the second quarter of 2017 or 2016. The Company experienced net loan and lease recoveries of $48,000 or 0.06% (on an annualized basis) of average loans and leases for the three months ended June 30, 2017 compared to net loan and lease recoveries of $50,000 or 0.07% (on an annualized basis) of average loans and leases for the three months ended June 30, 2016. For the first six months of 2017 and 2016, the Company did not make any provisions for loan and lease losses and net loan and lease recoveries were $59,000 or 0.04% (on an annualized basis) of average loans and leases outstanding in 2017 and $157,000 or 0.11% (on an annualized basis) of average loans and leases outstanding in 2016. The Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$114	$127	$231	$256
Gain (loss) on sale/call/impairment of securities	86	(1)	142	281
Merchant fee income	104	93	196	179
Bank owned life insurance	79	81	157	159
Income from OREO properties	—	—	—	106
Other	56	63	132	136
Total noninterest income	$439	$363	$858	$1,117

Noninterest income increased $76,000 (20.9%) to $439,000 for the three months ended June 30, 2017 compared to $363,000 for the three months ended June 30, 2016. The increase from the second quarter of 2016 to the second quarter of 2017 was primarily related to an increase in gain on sale of securities, which increased $87,000 from a loss of $1,000 in 2016 to a gain of $86,000 in 2017.

For the six months ended June 30, 2017, noninterest income decreased $259,000 (23.2%) from $1,117,000 to $858,000. The decrease from the first six months of 2016 compared to the same period in 2017 was primarily related to lower gain on sale of securities (down $139,000 or 49.5%) resulting in income of $281,000 in the first half of 2016 compared to $142,000 for the first half of 2017. In addition, there was a decrease in rental income from OREO properties which declined $106,000 from $106,000 in 2016 to zero in 2016. The decrease in OREO income resulted from the sale of the only income producing OREO property in the first quarter of 2016.

Noninterest Expense

Noninterest expense decreased $47,000 (1.4%) to $3,368,000 for the three months ended June 30, 2017 compared to $3,415,000 for the three months ended June 30, 2016. Salary and employee benefits expense decreased $37,000 (1.8%) from $2,101,000 during the second quarter of 2016 to $2,064,000 during the second quarter of 2017. The decrease in salaries and benefits expense resulted from some vacant positions. Average full-time equivalent employees was 92 during the second quarter of 2017 compared to 98 during the second quarter of 2016. Occupancy expense decreased $30,000 (10.7%) and furniture and equipment expense decreased $16,000 (9.8%) from the second quarter of 2016 to the second quarter of 2017. FDIC assessments decreased $24,000 (31.6%) from the second quarter of 2016 to the second quarter of 2017. The decrease in the FDIC assessments relates to a lower assessment rate as a result of the Deposit Insurance Fund reaching the FDIC’s target level of 1.15% during 2016, which resulted in lower assessments for community banks such as American River Bank. OREO related expenses decreased $8,000 (40.0%) during the second quarter of 2016 to $12,000, from $20,000 in the second quarter of 2016. The primary reason for the decrease in OREO related expenses was the reduction in OREO properties and related carrying costs. Other expenses increased $68,000 (8.9%) to $831,000 in the second quarter of 2017 compared to $763,000 in the second quarter of 2016. The fully taxable equivalent efficiency ratio for the second quarters of 2017 and 2016 was 62.3%.

Noninterest expense for the six-month period ended June 30, 2017 was $6,798,000 compared to $7,206,000 for the same period in 2016 for a decrease of $408,000 (5.7%). Salaries and benefits expense decreased $26,000 (0.6%) from $4,261,000 for the six months ended June 30, 2016 to $4,235,000 for the same period in 2017. Occupancy expense decreased $59,000 (10.0%) and furniture and equipment expense decreased $30,000 (9.1%). FDIC assessments decreased $51,000 (32.7%) from $156,000 in 2016 to $105,000 in 2017. OREO related expenses decreased $328,000 (91.1%) during 2017 to $32,000, from $360,000 in 2016. The decrease in OREO expenses is directly related to a $376,000 property write-down partially offset by a $117,000 gain on sale, both items occurring in the first quarter of 2016. Other expenses increased $87,000 (5.8%) from $1,511,000 for the six months ended June 30, 2016 to $1,598,000 for the same period in 2017.

The overhead efficiency ratio (fully taxable equivalent), for the first six months of 2017 was 63.3% as compared to 63.2% in the same period of 2016.

Provision for Income Taxes

Federal and state income taxes for the quarter ended June 30, 2017 decreased $9,000 (1.4%) from $652,000 in the second quarter of 2016 to $643,000 in the second quarter of 2017 and decreased $26,000 (2.0%) from $1,285,000 in the six months ended June 30, 2016 to $1,259,000 for the six months ended June 30, 2017. The combined federal and state effective tax rate for the quarter ended June 30, 2017 was 33.1%, compared to 33.3% for the second quarter of 2016. For the six months ended June 30, 2017, the combined federal and state effective tax rate was 33.7% compared to 32.4% for the six months ended June 30, 2016. The lower effective tax rate in the second quarter of 2017 results from tax benefits realized under ASU 2016-09. The Company’s tax benefit from ASU 2016-09 for the second quarter of 2017 was $28,000. The higher effective tax rate for the six month period in 2017 compared to 2016 resulted from a decrease in tax exempt loan interest. Tax exempt loan interest was $266,000 in 2017 compared to $345,000 in 2016.

Balance Sheet Analysis

The Company’s total assets were $641,605,000 at June 30, 2017 compared to $651,450,000 at December 31, 2016, representing a decrease of $9,845,000 (1.5%). The average assets for the three months ended June 30, 2017 were $647,381,000, which represents an increase of $21,729,000 (3.5%) from the balance of $625,652,000 during the three-month period ended June 30, 2016. The average assets for the six months ended June 30, 2017 were $650,058,000, which represents an increase of $19,694,000 (3.1%) from the average balance of $630,364,000 during the six-month period ended June 30, 2016.

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

Table Five below summarizes the values of the Company’s investment securities held on June 30, 2017 and December 31, 2016.

Table Five: Investment Securities Composition
(dollars in thousands)
Available-for-sale (at fair value)	June 30, 2017	December 31, 2016
Debt securities:
U.S. Government Agencies and Sponsored Entities	$228,265	$229,785
Obligations of states and political subdivisions	22,525	22,612
Corporate bonds	6,589	1,519
Corporate stock	92	104
Total available-for-sale investment securities	$257,471	$254,020
Held-to-maturity (at amortized cost)
Debt securities:
U.S. Government Agencies and Sponsored Entities	$429	$483
Total held-to-maturity investment securities	$429	$483

Net unrealized gains on available-for-sale investment securities totaling $1,647,000 were recorded, net of $659,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at June 30, 2017 and net unrealized gains on available-for-sale investment securities totaling $916,000 were recorded, net of $372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2016.

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

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $12 million in new loans during the first half of 2017. This production was offset by higher than anticipated pay downs and payoffs, and resulted in an overall net decrease in net loans and leases of $7,940,000 (2.4%) from $324,086,000 at December 31, 2016 to $316,146,000 at June 30, 2017. Despite the decrease in net loans in 2017, the market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. Table Six below summarizes the composition of the loan portfolio as of June 30, 2017 and December 31, 2016.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	June 30, 2017		December 31, 2016		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$28,756	9%	$35,374	11%	$(6,618)	(18.7%)
Real estate
Commercial	190,341	59%	191,129	58%	(788)	(0.4%)
Multi-family	71,031	22%	73,373	22%	(2,342)	(3.2%)
Construction	9,852	3%	9,180	3%	672	7.3%
Residential	17,503	6%	15,718	5%	1,785	11.4%
Lease financing receivable	297	—	404	—%	(107)	(26.5%)
Agriculture	2,113	1%	2,302	1%	(189)	(8.2%)
Consumer	1,359	—	1,650	—%	(291)	(17.6%)
Total loans and leases	321,252	100%	329,130	100%	(7,878)	(2.4%)
Deferred loan and lease fees, net	(225)		(222)		(3)
Allowance for loan and lease losses	(4,881)		(4,822)		(59)
Total net loans and leases	$316,146		$324,086		$(7,940)	(2.4%)

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans are originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates during the last recession, resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at June 30, 2017 and December 31, 2016.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company serviced markets in Santa Clara, Contra Costa, and Alameda Counties through a loan production office. In the fourth quarter of 2016, the Company discontinued operating the loan production office. The economies of Santa Clara, Contra Costa and Alameda Counties are diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 90% of the Company’s loan and lease portfolio at June 30, 2017 and 88% as of December 31, 2016. Management believes that the residential land portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of June 30, 2017, outstanding unimproved residential land commitments were $2,429,000 (or just 0.8% of the total real estate loans). Of the $2,429,000, $2,358,000 (97%) was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio.  Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

A decline in the economy in general, or decline in real estate values in the Company’s market areas, in particular, could have an adverse impact on the collectability of real estate loans and require an increase in the provision for loan and lease losses. This could adversely affect the Company’s future prospects, results of operations, profitability and stock price. Management believes that its lending practices and underwriting standards are structured with the intent to minimize losses; however, there is no assurance that losses will not occur. The Company’s loan practices and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s market area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan-to-value and loan-to-cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers or contracted third-party professionals.

Nonperforming, Past Due and Restructured Loans and Leases

At June 30, 2017, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $12,000 or 0.00% of total loans and leases. The $12,000 in nonperforming loans and leases consisted of one consumer loan that was less than 30 days past due pursuant to the original or modified terms. Nonperforming loans and leases were $19,000 or 0.01% of total loans and leases at December 31, 2016. There were no specific reserves held on the nonperforming loans at June 30, 2017 or December 31, 2016.

Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2017 and December 31, 2016.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)	June 30,	December 31,
	2017	2016
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	—	—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	12	19
Total nonperforming loans	$12	$19

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of June 30, 2017. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2017, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company.

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

At June 30, 2017, the recorded investment in loans and leases that were considered to be impaired totaled $16,998,000, all of which are considered performing loans and leases. Of the total impaired loans of $16,998,000, loans totaling $9,088,000 were deemed to require no specific reserve and loans totaling $7,910,000 were deemed to require a related valuation allowance of $505,000. Of the $9,088,000 impaired loans that did not carry a specific reserve there were $3,831,000 in loans or leases that had previous partial charge-offs and $5,257,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $17,297,000 at December 31, 2016. Of the total impaired loans of $17,297,000, loans totaling $11,244,000 were deemed to require no specific reserve and loans totaling $6,053,000 were deemed to require a related valuation allowance of $421,000.

The Company has been operating in a market that has recently experienced sporadic improvement in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans in excess of $250,000, the Company performs an internal evaluation or obtains an updated appraisal, as necessary, which is generally once every twelve months.  In the second quarter of 2017, the Company had net recoveries of $48,000 with no provision. In the second quarter of 2016, the Company had net recoveries of $50,000 with no provision.

During the quarters ended June 30, 2017 and June 30, 2016, there were no loans that were modified as troubled debt restructurings. There were no payment defaults during the three months ended June 30, 2017 or June 30, 2016 on troubled debt restructurings made in the preceding twelve months. At June 30, 2017 and December 31, 2016 there were no unfunded commitments on those loans considered troubled debt restructures.

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

Table Eight: Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Average loans and leases outstanding	$316,423	$300,423	$318,258	$297,764

Allowance for loan and lease losses at beginning of period	$4,833	$5,082	$4,822	$4,975

Loans and leases charged off:
Commercial	—	—	—	—
Real estate	—	—	—	—
Lease financing receivable	—	—	—	—
Agriculture	—	—	—	—
Consumer	—	—	—	—
Total	—	—	—	—
Recoveries of loans and leases previously charged off:
Commercial	2	39	3	73
Real estate	44	11	53	12
Lease financing receivable	—	—	—	—
Agriculture	—	—	—	—
Consumer	2	—	3	72
Total	48	50	59	157
Net loans and leases charged off	48	50	59	157
Additions to allowance charged to operating expenses	—	—	—	—
Allowance for loan and lease losses at end of period	$4,881	$5,132	$4,881	$5,132
Ratio of net charge-offs to average loans and leases outstanding (annualized)	-0.06%	-0.07%	-0.04%	-0.11%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.00%	0.00%	0.00%	0.00%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.52%	1.65%	1.52%	1.65%

The ALLL totaled $4,881,000 or 1.52% of total loans and leases at June 30, 2017 compared to $4,822,000 or 1.47% of total loans and leases at December 31, 2016. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of impaired loans and leases was 28.7% at June 30, 2017 and 27.9% at December 31, 2016. Of the total nonperforming and impaired loans and leases outstanding as of June 30, 2017, there were $4,200,000 in loans or leases that had been reduced by partial charge-offs of $756,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Other Real Estate Owned

At June 30, 2017, the Company had two other real estate owned (“OREO”) properties totaling $1,348,000, unchanged from the balance reported as of December 31, 2016. During the first and second quarters of 2017, the Company did not acquire or sell any OREO properties nor were there any impairment charges to either of these two properties. There was no valuation allowance at June 30, 2017 nor at year end 2016. The Company believes that both of the OREO properties owned at June 30, 2017 are carried approximately at fair value.

Deposits

At June 30, 2017, total deposits were $537,880,000 representing a $6,926,000 (1.3%) decrease from the December 31, 2016 balance of $544,806,000. The Company’s deposit growth plan for 2017 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. During the first six months of 2017, the Company experienced increases in money market accounts ($656,000 or 0.5%) and savings ($890,000 or 1.4%), and decreases in noninterest-bearing ($4,901,000 or 2.4%), interest-bearing checking ($1,416,000 or 2.2%) and time deposits ($2,155,000 or 2.6%) accounts.

Other Borrowed Funds

Other borrowings outstanding as of June 30, 2017 and December 31, 2016, consist of advances (both long-term and short-term) from the FHLB. Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds
(dollars in thousands)
	June 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$2,000	1.01%	$3,500	1.01%
Long-term borrowings:
FHLB advances	$13,500	1.33%	$12,000	1.32%

The maximum amount of short-term borrowings at any month-end during the first six months of 2017 and 2016 was $3,500,000 and $28,500,000, respectively.

The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$2,000	$13,500
Maturity	2017-2018	2018 to 2020
Weighted average rates	1.01%	1.33%

Capital Resources

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under current capital adequacy guidelines and the regulatory framework for prompt corrective action, banking organizations must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At June 30, 2017, shareholders’ equity was $81,373,000, representing a decrease of $2,477,000 (3.0%) from $83,850,000 at December 31, 2016. The decrease results from repurchases of common stock ($5,006,000) and the payment of cash dividends ($657,000) exceeding the additions from other comprehensive income ($444,000), net income for the period ($2,481,000), and the stock based compensation ($261,000). The Company’s ratio of total risk-based capital to risk adjusted assets was 19.7% at June 30, 2017 and 20.3% at December 31, 2016. Tier 1 risk-based capital to risk-adjusted assets was 18.4% at June 30, 2017 and 19.0% at December 31, 2016. The leverage ratio was 10.2% at June 30, 2017 and 10.5% at December 31, 2016. Table Ten below lists the Company’s and American River Bank’s capital ratios at June 30, 2017 and December 31, 2016 as well as the minimum capital ratios for capital adequacy and the minimum requirement for a well-capitalized institution.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	June 30, 2017	December 31, 2016	Minimum Regulatory Capital Requirements	Well-Capitalized Minimum Requirements

American River Bankshares

Leverage Ratio	10.2%	10.5%	4.0%	N/A
Tier 1 Risk-Based Capital	18.4%	19.0%	6.0%	N/A
Total Risk-Based Capital	19.7%	20.3%	8.0%	N/A

American River Bank
Leverage Ratio	10.2%	10.6%	4.0%	5.0%
Common Equity Tier 1 Risk-Based Capital	18.4%	18.9%	4.5%	6.5%
Tier 1 Risk-Based Capital	18.4%	18.9%	6.0%	8.0%
Total Risk-Based Capital	19.6%	20.2%	8.0%	10.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of June 30, 2017 and December 31, 2016.

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

On January 25, 2017, the Company approved and authorized a 5% stock repurchase program for 2017 (the “2017 Program”). During the first six months of 2017, the Company completed the 2017 Program by repurchasing 333,086 shares of its common stock at an average price of $14.99 per share. See Part II, Item 2, for additional disclosure regarding the 2017 Program. In addition, on January 25, 2017, the Company announced that it was reinstituting a quarterly cash dividend program and on February 22, 2017, the Company paid a $0.05 per common share cash dividend to shareholders of record on February 8, 2017. The Company has subsequently declared two additional $0.05 per share cash dividends.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2017 and 2016.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2017 were approximately $10,658,000 and $191,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2017, consolidated liquid assets totaled $218.2 million or 33.0% of total assets compared to $224.2 million or 34.4% of total assets on December 31, 2016. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At June 30, 2017, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At June 30, 2017, the Bank could have arranged for up to $129,015,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At June 30, 2017, the Bank had advances, borrowings and commitments (including letters of credit) outstanding of $15,500,000, leaving $113,515,000 available under these FHLB secured borrowing arrangements. The Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At June 30, 2017, the Bank’s borrowing capacity at the Federal Reserve Bank was $9,746,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2017 and December 31, 2016, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $10,849,000 and $19,966,000 at June 30, 2017 and December 31, 2016, respectively. As a percentage of net loans and leases these off-balance sheet items represent 3.4% and 6.2%, respectively.

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

After a review of the model results as of June 30, 2017, the Company does not consider the fluctuations from the base case to have a material impact on the Company’s projected results and the fluctuations are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

On January 25, 2017, the Company approved and authorized a stock repurchase program for 2017 (the “2017 Program”). The 2017 Program authorized the repurchase during 2017 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 333,086 shares based on the 6,661,726 shares outstanding as of December 31, 2016. During the first six months of 2017, the Company repurchased 333,086 shares of its common stock at an average price of $14.99 per share. Repurchases under the 2017 Program were made from time to time by the Company in the open market. All such transactions were structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2016 Program were retired. The following table lists shares repurchased during the quarter ended June 30, 2017 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
			Total Number of Shares	Maximum Number (or
	Total Number		(or Units) Purchased as	Approximate Dollar Value)
	of Shares (or	Average Price	Part of Publicly	of Shares (or Units) That
	Units)	Paid Per Share	Announced Plans or	May Yet Be Purchased Under
	Purchased	(or Unit)	Programs	the Plans or Programs
Month #1 April 1 through April 30, 2017	64,200	$14.90	64,200	137,886
Month #2 May 1 through May 31, 2017	137,886	$15.00	137,886	—
Month #3 June 1 through June 30, 2017	—	—	—	—
Total	202,086	$14.97	202,086	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.

(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.

(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006 and the First Amendment thereto dated July 1, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2016.

*(10.3)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.

*(10.4)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.5)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.6)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
51

*(10.7)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.8)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.9)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.10)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.11)	Lease agreement between American River Bank, and the United States Postal Service, dated July 13, 2017, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 14, 2017.

*(10.12)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.13)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.14)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.

(10.15)	Lease agreement between Registrant and MSCP Capital Investors, LLC (successor to PGOCC, LLC and One Capital Center), a Delaware limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First Amendment thereto dated April 23, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010, and the Second Amendment thereto dated June 28, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2016.

(10.16)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.

*(10.17)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eighth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013; the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014; the Tenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2015; the Eleventh Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2016; and the Twelfth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on December 22, 2016.

*(10.18)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.

*(10.19)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.20)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.

*(10.21)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.22)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.23)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 and the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

(10.24)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.25)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.

*(10.26)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.27)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.28)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010 and form of restricted stock award agreement incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.

(10.29)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012, and the amended agreement dated March 6, 2015 with ACI Worldwide Corp., successor to Postilion, Inc., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 12, 2015.

*(10.30)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(10.31)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.

(10.32)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.

*(10.33)	Employment Agreement dated June 2, 2014, between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2014.

*(10.34)	Salary Continuation Agreement between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 11, 2014.

*(10.35)	Registrant’s Performance Based Restricted Stock Awards Program, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.

(10.36)	Lease agreement dated July 11, 2016, between American River Bank and DDS Properties, a California General Partnership, related to 2510 Douglas Blvd., Roseville, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2016.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(21.1)	The Registrant’s only subsidiaries are American River Bank, a California banking corporation, and American River Financial, a California corporation.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

AMERICAN RIVER BANKSHARES

August 8, 2017	By:	/s/ DAVID T. TABER
David T. Taber
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

August 8, 2017	By:	/s/ MITCHELL A. DERENZO
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