Form 10-Q
period 2017-09-30
AMERICAN RIVER BANKSHARES
filed 2017-11-06
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-31525

AMERICAN RIVER BANKSHARES
(Exact name of registrant as specified in its charter)

California	68-0352144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Zinfandel Drive, Suite 450, Rancho Cordova, California	95670
(Address of principal executive offices)	(Zip Code)

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

No par value Common Stock – 6,377,023 shares outstanding at November 3, 2017.

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	September 30,	December 31,
	2017	2016

ASSETS

Cash and due from banks	$37,233	$27,589
Interest-bearing deposits in banks	1,248	999
Investment securities:
Available-for-sale, at fair value	249,879	254,020
Held-to-maturity, at amortized cost	404	483
Loans and leases, less allowance for loan and lease losses of $4,551 at September 30, 2017 and $4,822 at December 31, 2016	322,238	324,086
Premises and equipment, net	1,226	1,362
Federal Home Loan Bank stock	3,932	3,779
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	961	1,348
Bank owned life insurance	15,043	14,805
Accrued interest receivable and other assets	7,159	6,658
	$655,644	$651,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$205,938	$201,113
Interest-bearing	345,004	343,693
Total deposits	550,942	544,806

Short-term borrowings	2,000	3,500
Long-term borrowings	13,500	12,000
Accrued interest payable and other liabilities	6,947	7,294

Total liabilities	573,389	567,600

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none Outstanding
Common stock, no par value; 20,000,000 shares authorized;issued and outstanding – 6,392,570 shares at September 30, 2017 and 6,661,726 shares at December 31, 2016	38,139	42,484
Retained earnings	43,437	40,822
Accumulated other comprehensive income, net of taxes	679	544

Total shareholders’ equity	82,255	83,850
	$655,644	$651,450

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2017	2016	2017	2016
Interest income:
Interest and fees on loans:
Taxable	$3,496	$3,617	$10,384	$10,424
Exempt from Federal income taxes	110	189	376	534
Interest on deposits in banks	4	2	9	5
Interest and dividends on investment securities:
Taxable	1,292	1,340	3,978	4,333
Exempt from Federal income taxes	180	156	496	502
Dividends	—	—	13	11
Total interest income	5,082	5,304	15,256	15,809
Interest expense:
Interest on deposits	224	179	621	545
Interest on borrowings	55	44	152	133
Total interest expense	279	223	773	678

Net interest income	4,803	5,081	14,483	15,131
Provision for loan and lease losses	300	(668)	300	(668)

Net interest income after provision for loan and lease losses	4,503	5,749	14,183	15,799
Noninterest income:
Service charges on deposit accounts	117	124	348	381
Gain on sale, call, or impairment of securities	19	33	161	314
Rental income from other real estate owned	—	—	—	106
Other noninterest income	241	242	726	715
Total noninterest income	377	399	1,235	1,516

Noninterest expense:
Salaries and employee benefits	2,102	2,073	6,336	6,334
Occupancy	262	295	793	885
Furniture and equipment	141	165	439	493
Federal Deposit Insurance Corporation assessments	51	77	156	233
Expenses related to other real estate owned	4	(30)	36	330
Other expense	752	766	2,350	2,277
Total noninterest expense	3,312	3,346	10,110	10,552

Income before provision for income taxes	1,568	2,802	5,308	6,763

Provision for income taxes	459	989	1,718	2,274

Net income	$1,109	$1,813	$3,590	$4,489

Basic earnings per share	$0.18	$0.28	$0.56	$0.66
Diluted earnings per share	$0.17	$0.27	$0.55	$0.66

Cash dividends per share	$0.05	$0.00	$0.15	$0.00

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPRENENSIVE INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the periods ended September 30,	Three months		Nine months
	2017	2016	2017	2016

Net income	$1,109	$1,813	$3,590	$4,489
Other comprehensive (loss) income:
(Decrease) increase in net unrealized gains on investment securities	(497)	(1,306)	376	2,406
Deferred tax benefit (expense)	199	522	(144)	(963)
(Decrease) increase in net unrealized gains on investment securities, net of tax	(298)	(784)	232	1,443

Reclassification adjustment for realized gains included in net income	(19)	(33)	(161)	(314)
Tax effect	8	13	64	125
Realized gains, net of tax	(11)	(20)	(97)	(189)
Total other comprehensive (loss) income	(309)	(804)	135	1,254
Comprehensive income	$800	$1,009	$3,725	$5,743

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
(dollars in thousands)	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2016	7,343,649	$49,554	$34,418	$2,103	$86,075
Net income			4,489		4,489
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				1,254	1,254
Net restricted stock award activity and related compensation expense	28,342	219			219
Stocks option exercised and compensation expense	1,500	43			43
Retirement of common stock	(716,897)	(7,414)			(7,414)

Balance, September 30, 2016	6,656,594	$42,402	$38,907	$3,357	$84,666

Balance, January 1, 2017	6,661,726	$42,484	$40,822	$544	$83,850
Net income			3,590		3,590
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				135	135

Cash dividends ($0.15 per share)			(975)		(975)
Net restricted stock award activity and related compensation expense	22,032	282			282
Stock options exercised	41,898	351			351
Stock option compensation expense	—	28			28
Retirement of common stock	(333,086)	(5,006)			(5,006)

Balance, September 30, 2017	6,392,570	$38,139	$43,437	$679	$82,255

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,	2017	2016

Cash flows from operating activities:
Net income	$3,590	$4,489
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	300	(668)
Increase in deferred loan origination fees, net	5	27
Depreciation and amortization	255	326
Gain on sale, call, and impairment of investment securities, net	(161)	(314)
Amortization of investment security premiums and discounts, net	2,447	2,159
Increase in cash surrender values of life insurance policies	(238)	(239)
Stock based compensation expense	310	249
(Gain) loss on sale/write-down of other real estate owned	(8)	207
(Increase) decrease in accrued interest receivable and other assets	(581)	535
(Decrease) increase in accrued interest payable and other liabilities	(347)	2,140
Net cash provided by operating activities	5,572	8,911

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	31,288	12,656
Proceeds from matured available-for-sale investment securities	1,930	600
Proceeds from called available-for-sale investment securities	145	1,165
Purchases of available-for-sale investment securities	(63,061)	(27,608)
Proceeds from principal repayments for available-for-sale investment securities	31,768	33,749
Proceeds from principal repayments for held-to-maturity investment securities	79	115
Net increase in interest-bearing deposits in banks	(249)	(249)
Net decrease (increase) in loans	1,543	(21,873)
Proceeds from sale of other real estate	395	1,005
Net increase in FHLB stock	(153)	—
Purchases of equipment	(119)	(178)

Net cash provided by (used in) investing activities	3,566	(618)
7

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the nine months ended September 30,	2017	2016

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$8,825	$17,125
Net decrease in time deposits	(2,689)	(1,650)
Net (decrease) increase in short-term borrowings	(1,500)	1,500
Additions to long-term borrowings	3,500	5,000
Transfers from long-term to short-term borrowings	(2,000)	(3,500)
Proceeds from stock option exercise	351	13
Cash dividends paid	(975)	—
Cash paid to repurchase common stock	(5,006)	(7,414)

Net cash provided by financing activities	$506	$11,074

Increase in cash and cash equivalents	9,644	19,367

Cash and cash equivalents at beginning of year	27,589	23,727

Cash and cash equivalents at end of period	$37,233	$43,094

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at September 30, 2017 and December 31, 2016, the results of its operations and statement of comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, its cash flows for the nine-month periods ended September 30, 2017 and 2016 and its statement of changes in shareholders’ equity for the nine months ended September 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. The results of operations for the three-month and nine-month periods ended September 30, 2017 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 54,470 options remain outstanding at September 30, 2017. At September 30, 2017, under the 2010 Plan, there were 51,322 stock options and 79,474 restricted shares outstanding and the total number of authorized shares that remain available for issuance was 1,362,437. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended September 30, 2017 and 2016, the compensation cost recognized for equity compensation was $109,000 and $83,000, respectively. The recognized tax benefit for equity compensation expense was $40,000 and $29,000, respectively, for the three-month periods ended September 30, 2017 and 2016. For the nine-month periods ended September 30, 2017 and 2016, the compensation cost recognized for equity compensation was $310,000 and $249,000, respectively. The recognized tax benefit for equity compensation expense was $113,000 and $88,000, respectively, for the nine-month periods ended September 30, 2017 and 2016.

At September 30, 2017, the total compensation cost related to nonvested stock option awards not yet recorded was $71,000. This amount will be recognized over the next 2.75 years and the weighted average period of recognizing these costs is expected to be 1.4 years. At September 30, 2017, the total compensation cost related to restricted stock awards not yet recorded was $474,000. This amount will be recognized over the next 4.6 years and the weighted average period of recognizing these costs is expected to be 1.3 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month and nine-month periods ended September 30, 2017 or September 30, 2016. A summary of option activity under the Plans as of September 30, 2017 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2017	186,023	$12.92	3.7 years	$741
Awarded	—	—	—	—
Exercised	41,898	8.38	—	—
Expired, forfeited or cancelled	38,333	22.88	—	—
Outstanding at September 30, 2017	105,792	$11.10	3.7 years	$366
Vested at September 30, 2017	76,845	$11.80	2.2 years	$233
Non-vested at September 30, 2017	28,947	$9.24	7.0 years	$133

Restricted Stock

There were no shares of restricted stock awarded during the three-month periods ended September 30, 2017 and 2016. There were 24,982 and 29,756 shares of restricted stock awarded during the nine-month periods ended September 30, 2017 and 2016, respectively. Award date fair value is determined by the market price of the Company’s common stock on the date of award ($10.17 on February 17, 2016, $10.40 on May 19, 2016, $14.76 on February 16, 2017, and $13.83 on May 18, 2017).

There were no restricted share awards that were fully vested during the three-month period ended September 30, 2017 and 14,382 restricted share awards that were fully vested during the nine-month period ended September 30, 2017. There were 947 restricted share awards that were fully vested during the three-month period ended September 30, 2016 and 19,166 restricted share awards that were fully vested during the nine-month period ended September 30, 2016. There were zero and 2,950 restricted share awards forfeited during the three-month and nine-month periods ended September 30, 2017, respectively. There were 386 and 1,414 restricted share awards forfeited during the three-month and nine-month periods ended September 30, 2016, respectively. The intrinsic value of nonvested restricted shares at September 30, 2017 was $1,100,000.

Restricted Stock	Shares	Weighted Average Award Date Fair Value
Nonvested at January 1, 2017	71,824	$9.69
Awarded	24,982	14.65
Less: Vested	14,382	9.76
Less: Expired, forfeited or cancelled	2,950	10.01
Nonvested at September 30, 2017	79,474	$11.22

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three-month or nine-month month periods ended September 30, 2017 or 2016 or outstanding at September 30, 2017 or December 31, 2016.

The intrinsic value used for stock options and restricted stock awards was derived from the market price of the Company’s common stock of $13.84 as of September 30, 2017.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $11,321,000 and standby letters of credit of approximately $191,000 at September 30, 2017 and loan commitments of approximately $19,728,000 and standby letters of credit of approximately $238,000 at December 31, 2016. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2017 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2017 or December 31, 2016.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (6,299,914 and 6,402,647 shares for the three-month and nine-month periods ended September 30, 2017, and 6,589,125 and 6,800,016 shares for the three-month and nine-month periods ended September 30, 2016). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards. There were 66,118 and 78,922, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2017 and 32,515 and 28,108, respectively, dilutive shares for the three-month and nine-month periods ended September 30, 2016. For the three-month periods ended September 30, 2017 and 2016, there were 32,448 and 99,308 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. For the nine-month periods ended September 30, 2017 and 2016, there were 32,448 and 99,308 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of Available-for-Sale and Held-to-Maturity investment securities at September 30, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

Available-for-Sale

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$219,853	$1,768	$(1,338)	$220,283
Obligations of states and political subdivisions	22,354	618	(144)	22,828
Corporate bonds	6,490	185	(7)	6,668
Equity securities:
Corporate stock	51	49	—	100
	$248,748	$2,620	$(1,489)	$249,879

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$229,118	$2,150	$(1,483)	$229,785
Obligations of states and political subdivisions	22,436	559	(383)	22,612
Corporate bonds	1,501	18	—	1,519
Equity securities:
Corporate stock	49	55	—	104
	$253,104	$2,782	$(1,866)	$254,020

Net unrealized gains on available-for-sale investment securities totaling $1,131,000 were recorded, net of $452,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2017. Proceeds and gross realized gains from the sale, call, and impairment of available-for-sale investment securities totaled $22,730,000 and $19,000, respectively, for the three-month period ended September 30, 2017 and for the nine-month period ended September 30, 2017, proceeds and gross realized gains from the sale, call, and impairment of available-for-sale investment securities totaled $31,433,000 and $161,000, respectively. There were no transfers of available-for-sale investment securities for the three-month and nine-month periods ended September 30, 2017.

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

Held-to-Maturity

September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$404	$31	$—	$435

December 31, 2016		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government Agencies and Sponsored Entities	$483	$38	$—	$521

There were no sales or transfers of held-to-maturity investment securities for the periods ended September 30, 2017 and September 30, 2016. Investment securities with unrealized losses at September 30, 2017 and December 31, 2016 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

September 30, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Entities	$107,598	$(1,045)	18,644	(293)	$126,242	$(1,338)
Obligations of states and political subdivisions	1,136	(7)	4,627	(137)	5,763	(144)
Corporate bonds	1,983	(7)	—	—	1,983	(7)
	$110,717	$(1,059)	$23,271	$(430)	$133,988	$(1,489)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Entities	$111,870	$(1,415)	$5,010	$(68)	$116,880	$(1,483)
Obligations of states and political subdivisions	8,319	(383)	—	—	8,319	(383)
	$120,189	$(1,798)	$5,010	$(68)	$125,199	$(1,866)

There were no held-to-maturity investment securities with unrealized losses as of September 30, 2017 or December 31, 2016.  At September 30, 2017, the Company held 212 securities of which fifteen were in a loss position for twelve months or more.  Of the fifteen securities in a loss position for greater than twelve months, eleven were U.S. Government Agencies and Sponsored Entities securities and four were obligations of states or political subdivisions.

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

The amortized cost and estimated fair values of investment securities at September 30, 2017 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$—	$—
After one year through five years	5,450	5,536
After five years through ten years	18,140	18,704
After ten years	5,254	5,256
	28,844	29,496
Investment securities not due at a single maturity date:
US Government Agencies and Sponsored Entities	219,853	220,283	$404	$435
Corporate stock	51	100	—	—
	$248,748	$249,879	$404	$435

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At September 30, 2017 and December 31, 2016, the recorded investment in nonperforming loans and leases was approximately $2,317,000 and $19,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At September 30, 2017, the recorded investment in loans and leases that were considered to be impaired totaled $17,562,000, which includes $2,317,000 in nonaccrual loans and leases and $15,245,000 in performing loans and leases. Of the total impaired loans of $17,562,000, loans totaling $11,354,000 were deemed to require no specific reserve and loans totaling $6,208,000 were deemed to require a related valuation allowance of $404,000. At December 31, 2016, the recorded investment in loans and leases that were considered to be impaired totaled $17,297,000 with a related valuation allowance of $421,000.

At September 30, 2017 and December 31, 2016, the balance in other real estate owned (“OREO”) was $961,000 and $1,348,000, respectively. At September 30, 2017, the Company did not own any residential OREO properties nor were there any residential properties in the process of foreclosure. During the first and second quarters of 2017, the Company did not add any new or sell any of the OREO properties, nor did we decrease the book value on any of the properties. During the third quarter of 2017, the Company did not add any properties to OREO and sold one single commercial property in Sacramento County with a book value of $387,000 for a gain of $8,000. The September 30, 2017 OREO balance of $961,000 consisted of one parcel of land zoned for commercial use. Nonperforming assets at September 30, 2017 and December 31, 2016 are summarized as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016

Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$2,027	$19
Nonaccrual loans and leases that are past due	290	—
Loans and leases past due 90 days and accruing interest	—	—
Other assets	—	—
Other real estate owned	961	1,348
Total nonperforming assets	$3,278	$1,367

Nonperforming loans and leases to total loans and leases	0.71%	0.01%
Total nonperforming assets to total assets	0.50%	0.21%

Impaired loans and leases as of and for the periods ended September 30, 2017 and December 31, 2016 are summarized as follows:

(dollars in thousands)	As of September 30, 2017			As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$2,019	$2,692	$—	$—	$—	$—
Real estate-commercial	9,004	9,583	—	10,910	11,540	—
Real estate-residential	331	418	—	334	421	—
Subtotal	$11,354	$12,693	$—	$11,244	$11,961	$—

With an allowance recorded:
Commercial	$—	$—	$—	$157	$157	$11
Real estate-commercial	4,098	4,186	284	3,244	3,336	246
Real estate-multi-family	476	476	20	482	482	2
Real estate-residential	1,634	1,634	100	1,813	1,813	133
Agriculture	—	—	—	357	357	29
Subtotal	$6,208	$6,296	$404	$6,053	$6,145	$421

Total:
Commercial	$2,019	$2,692	$—	$157	$157	$11
Real estate-commercial	13,102	13,769	283	14,154	14,876	246
Real estate-multi-family	476	476	20	482	482	2
Real estate-residential	1,965	2,052	101	2,147	2,234	133
Agriculture	—	—	—	357	357	29
	$17,562	$18,989	$404	$17,297	$18,106	$421
15

The following table presents the average balance related to impaired loans and leases for the periods indicated (dollars in thousands):

	Average Recorded Investments for the three months ended		Average Recorded Investments for the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Commercial	$2,369	$32	$2,391	$33
Real estate-commercial	13,139	15,369	13,220	15,202
Real estate-multi-family	477	484	479	486
Real estate-residential	1,973	2,169	2,003	2,182
Agriculture	—	362	—	365
Consumer	—	35	—	36
Total	$17,958	$18,451	$18,093	$18,304

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (dollars in thousands):

	Interest Income Recognized for the three months ended		Interest Income Recognized for the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Commercial	$115	$—	$114	$2
Real estate-commercial	320	123	503	567
Real estate-multi-family	17	15	25	25
Real estate-residential	39	24	76	76
Agriculture	—	6	—	16
Consumer	2	—	2	—
Total	$493	$168	$720	$686

7. TROUBLED DEBT RESTRUCTURINGS

During the three and nine-month periods ended September 30, 2017 and 2016, there were no loans that were modified as troubled debt restructurings.

There were no payment defaults on troubled debt restructurings within 12 months following the modification for the three-month and nine-month periods ended September 30, 2017 and September 30, 2016. At September 30, 2017 and December 31, 2016, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of September 30, 2017 and December 31, 2016 are summarized below:

September 30, 2017	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$23,617	$163,916	$74,619	$10,548	$15,169
Watch	106	23,738	4,402	—	1,447
Special mention	1,011	2,302	—	—	712
Substandard	—	290	—	—	—
Doubtful	2,019	—	—	—	—
Total	$26,753	$190,246	$79,021	$10,548	$17,328

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$249	$1,685	$869	$290,672
Watch	—	—	237	29,930
Special mention	—	—	70	4,095
Substandard	—	—	10	300
Doubtful	—	—	—	2,019
Total	$249	$1,685	$1,186	$327,016

December 31, 2016	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$31,733	$166,769	$68,615	$6,770	$12,773
Watch	157	21,328	4,758	2,410	1,773
Special mention	721	3,032	—	—	710
Substandard	2,763	—	—	—	462
Doubtful or loss	—	—	—	—	—
Total	$35,374	$191,129	$73,373	$9,180	$15,718

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer	Total
Grade:
Pass	$404	$1,945	$1,093	$290,102
Watch	—	357	316	31,099
Special mention	—	—	219	4,682
Substandard	—	—	22	3,247
Doubtful or loss	—	—	—	—
Total	$404	$2,302	$1,650	$329,130
17

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

September 30, 2017
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance, January 1, 2017	$855	$2,050	$851	$446	$253	$1	$64	$24	$278	$4,822
Provision for loan losses	240	(16)	147	34	(22)	(40)	(35)	(11)	3	300
Loans charged-off	(673)	—	—	—	—	—	—	—	—	(673)
Recoveries	5	54	—	—	—	39	—	4	—	102

Ending balance, September 30, 2017	$427	$2,088	$998	$480	$231	$—	$29	$17	$281	$4,551

Ending balance:
Individually evaluated for impairment	$—	$284	$20	$—	$100	$—	$—	$—	$—	$404

Ending balance:
Collectively evaluated for impairment	$427	$1,804	$978	$480	$131	$—	$29	$17	$281	$4,147

Loans

Ending balance	$26,753	$190,246	$79,021	$10,548	$17,328	$249	$1,685	$1,186	$—	$327,016

Ending balance:
Individually evaluated for impairment	$2,019	$13,102	$476	$—	$1,965	$—	$—	$—	$—	$17,562

Ending balance:
Collectively evaluated for impairment	$24,734	$177,144	$78,545	$10,548	$15,363	$249	$1,685	$1,186	$—	$309,454

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2017	$916	$2,091	$789	$457	$268	$1	$59	$19	$281	$4,881
Provision for loan losses	182	(4)	209	23	(37)	(40)	(30)	(3)	—	300
Loans charged off	(673)	—	—	—	—	—	—	—	—	(673)
Recoveries	2	1	—	—	—	39	—	1	—	43

Ending balance, September 30, 2017	$427	$2,088	$998	$480	$231	$—	$29	$17	$281	$4,551
18

December 31, 2016
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$11	$246	$2	$—	$133	$—	$29	$—	$—	$421
Ending balance:
Collectively evaluated for impairment	$844	$1,804	$849	$446	$120	$1	$35	$24	$278	$4,401

Loans

Ending balance	$35,374	$191,129	$73,373	$9,180	$15,718	$404	$2,302	$1,650	$—	$329,130
Ending balance:
Individually evaluated for impairment	$157	$14,154	$482	$—	$2,147	$—	$357	$—	$—	$17,297

Ending balance:
Collectively evaluated for impairment	$35,217	$176,975	$72,891	$9,180	$13,571	$404	$1,945	$1,650	$—	$311,833

September 30, 2016
(dollars in thousands)		Real Estate				Other
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2016	$860	$2,369	$228	$813	$319	$1	$77	$78	$230	$4,975
Provision for loan losses	(769)	(64)	250	39	(53)	—	(13)	(97)	39	(668)
Loans charged-off	—	(68)	—	—	—	—	—	—	—	(68)
Recoveries	658	14	—	—	—	—	—	72	—	744

Ending balance, September 30, 2016	$749	$2,251	$478	$852	$266	$1	$64	$53	$269	$4,983

Allowance for Loan and Lease Losses

Beginning balance, June 30, 2016	$808	$2,647	$329	$725	$283	$1	$73	$60	$206	$5,132
Provision for loan losses	(644)	(330)	149	127	(17)	—	(9)	(7)	63	(668)
Loans charged off	—	(68)	—	—	—	—	—	—	—	(68)
Recoveries	585	2	—	—	—	—	—	—	—	587

Ending balance, September 30, 2016	$749	$2,251	$478	$852	$266	$1	$64	$53	$269	$4,983

The Company’s aging analysis of the loan and lease portfolio at September 30, 2017 and December 31, 2016 are summarized below:

September 30, 2017							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$26,753	$26,753	$—	$2,019
Real estate:
Commercial	—	290	—	290	189,956	190,246	—	290
Multi-family	—	—	—	—	79,021	79,021	—	—
Construction	—	—	—	—	10,548	10,548	—	—
Residential	—	—	—	—	17,328	17,328	—	—

Other:
Leases	—	—	—	—	249	249	—	—
Agriculture	—	—	—	—	1,685	1,685	—	—
Consumer	—	—	—	—	1,186	1,186	—	8

Total	$—	$290	$—	$290	$326,726	$327,016	$—	$2,317

December 31, 2016							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$35,374	$35,374	$—	$—
Real estate:
Commercial	—	—	—	—	191,129	191,129	—	—
Multi-family	—	—	—	—	73,373	73,373	—	—
Construction	—	—	—	—	9,180	9,180	—	—
Residential	—	—	—	—	15,718	15,718	—	—

Other:
Leases	—	—	—	—	404	404	—	—
Agriculture	—	—	—	—	2,302	2,302	—	—
Consumer	—	—	—	—	1,650	1,650	—	19

Total	$—	$—	$—	$—	$329,130	$329,130	$—	$19
20

9. BORROWING ARRANGEMENTS

At September 30, 2017, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of September 30, 2017 or December 31, 2016.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $15,500,000 were outstanding from the FHLB at September 30, 2017, bearing interest rates ranging from 1.18% to 1.90% and maturing between July 20, 2018 and April 12, 2021. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2016, bearing interest rates ranging from 1.01% to 1.52% and maturing between May 22, 2017 and July 13, 2020. Remaining amounts available under the borrowing arrangement with the FHLB at September 30, 2017 and December 31, 2016 totaled $112,239,000 and $100,187,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at September 30, 2017 and December 31, 2016 were $7,281,000 and $11,068,000, respectively. There were no advances outstanding under this borrowing arrangement as of September 30, 2017 and December 31, 2016.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month and nine-month periods ended September 30, 2017 and 2016.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2017 and December 31, 2016. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2017	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$37,233	$37,233	$—	$—	$37,233
Interest-bearing deposits in banks	1,248	—	1,248	—	1,248
Available-for-sale securities	249,879	54	249,825	—	249,879
Held-to-maturity securities	404	—	435	—	435
FHLB stock	3,932	N/A	N/A	N/A	N/A
Net loans and leases:	322,238	—		330,342	330,342
Accrued interest receivable	1,919	—	1,000	919	1,919
Financial liabilities:
Deposits:
Noninterest-bearing	$205,938	$205,938	$—	$—	$205,938
Savings	66,482	66,482	—	—	66,482
Money market	131,545	131,545	—	—	131,545
NOW accounts	66,707	66,707	—	—	66,707
Time Deposits	80,270	—	86,270	—	86,270
Short-term borrowings	2,000	2,000	—	—	2,000
Long-term borrowings	13,500	—	13,474	—	13,474
Accrued interest payable	62	2	60	—	62
22

	Carrying	Fair Value Measurements Using:
December 31, 2016	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$27,589	$27,589	$—	$—	$28,589
Interest-bearing deposits in banks	999	—	999	—	999
Available-for-sale securities	254,020	60	253,960	—	254,020
Held-to-maturity securities	483	—	521	—	521
FHLB stock	3,779	N/A	N/A	N/A	N/A
Net loans and leases:	324,086	—	—	329,110	329,110
Accrued interest receivable	1,824	—	937	887	1,824
Financial liabilities:
Deposits:
Noninterest-bearing	$201,113	$201,113	$—	$—	$201,113
Savings	64,740	64,740	—	—	64,740
Money market	131,342	131,342	—	—	131,342
NOW accounts	64,652	64,652	—	—	64,652
Time Deposits	82,959	—	83,720	—	83,720
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	12.000	—	12,110	—	12,110
Accrued interest payable	62	—	62	—	62

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at September 30, 2017 and December 31, 2016:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at September 30, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring and non-recurring basis along with any related gain or loss recognized in the income statement due to fair value changes are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

September 30, 2017
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$220,283	$—	$220,283	$—	$—
Obligations of states and political subdivisions	22,828	—	22,828	—	—
Corporate bonds	6,668	—	6,668	—	—
Corporate stock	100	54	46	—	—
Total recurring	$249,879	$54	$249,825	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$2,019	$—	$—	$2,019	$(673)
Real estate:
Commercial	3,482	—	—	3,482	—
Residential	330	—	—	330	—
Other real estate owned Land	961	—	—	961	—
Total nonrecurring	$6,792	$—	$—	$6,792	$(673)
24

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)

December 31, 2016
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Entities	$229,785	$—	$229,785	$—	$—
Corporate Debt securities	1,519	—	1,519
Obligations of states and political subdivisions	22,612	—	22,612	—	—
Corporate stock	104	60	44	—	—
Total recurring	$254,020	$60	$253,960	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Real estate: Commercial	$3,535	$—	$—	$3,535	$—
Residential	334	—	—	334	—

Other real estate owned
Commercial	386	—	—	386	(25)
Land	962	—	—	962	173

There were no significant transfers between Levels 1 and 2 during the three-month and nine-month periods ended September 30, 2017 or the twelve months ended December 31, 2016.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed an evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminated the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance also requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 was effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption was permitted, but all of the guidance must be adopted in the same period. The Company adopted the provisions of ASU No. 2016-09 in the first quarter of 2017. The Company recorded a benefit of $118,000 for the three months ended September 30, 2017 and a benefit of $186,000 for the nine months ended September 30, 2017, related to the adoption of ASU No. 2016-09.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2016 and September 30, 2017 and its income and expense accounts for the three-month and nine-month periods ended September 30, 2017 and 2016. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (“FTE”) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

Subsequent Event

On October 27, 2017, David Taber resigned from his position as President and Chief Executive Officer of the Company. He also resigned from the Company’s Board of Directors and from all of his positions with the Company’s wholly-owned subsidiary, American River Bank. Mr. Taber’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On October 18, 2017, the Company’s Board of Directors appointed Mr. David Ritchie as the President and Chief Executive Officer of the Company and American River Bank effective November 6, 2017, and as a member of the Board of Directors of the Company and American River Bank effective November 1, 2017. See the Form 8-K filed by the Company on October 27, 2017 with the Securities and Exchange Commission for additional disclosure regarding the leadership change.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is, if applicable, reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There were no unrecognized tax benefits or accrued interest and penalties at September 30, 2017 or 2016 or for the three-month periods then ended.

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 97 full-time employees as of September 30, 2017.

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

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2016 and 2017, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $1,109,000 for the quarter ended September 30, 2017, which was a decrease of $704,000 compared to $1,813,000 reported for the same period of 2016. Diluted earnings per share for the third quarter of 2017 were $0.17 compared to $0.27 recorded in the third quarter of 2016. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the third quarter of 2017 were 5.37% and 0.68%, respectively, as compared to 8.62% and 1.13%, respectively, for the same period in 2016.

Net income for the nine months ended September 30, 2017 and 2016 was $3,590,000 and $4,489,000, respectively, with diluted earnings per share of $0.55 in 2017 and $0.66 in 2016. For the first nine months of 2017, ROAE was 5.82% and ROAA was 0.74% compared to 7.12% and 0.95%, respectively, for the same period in 2016.

Total assets of the Company increased by $4,194,000 (0.6%) from $651,450,000 at December 31, 2016 to $655,644,000 at September 30, 2017. Net loans totaled $322,238,000 at September 30, 2017, a decrease of $1,848,000 (0.6%) from $324,086,000 at December 31, 2016. Deposit balances at September 30, 2017 totaled $550,942,000, an increase of $6,136,000 (1.1%) from the $544,806,000 at December 31, 2016.

The Company ended the third quarter of 2017 with a leverage capital ratio of 10.3%, a Tier 1 capital ratio of 18.8%, and a total risk-based capital ratio of 20.0% compared to 10.5%, 19.0%, and 20.3%, respectively, at December 31, 2016. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table	One: Components of Net Income
(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Interest income*	$5,180	$5,412	$15,553	$16,152
Interest expense	(279)	(223)	(773)	(678)
Net interest income*	4,901	5,189	14,780	15,474
Provision for loan and lease losses	(300)	668	(300)	668
Noninterest income	377	399	1,235	1,516
Noninterest expense	(3,312)	(3,346)	(10,110)	(10,552)
Provision for income taxes	(459)	(989)	(1,718)	(2,274)
Tax equivalent adjustment	(98)	(108)	(297)	(343)
Net income	$1,109	$1,813	$3,590	$4,489

Average total assets	$649,427	$635,561	$649,845	$632,120
Net income (annualized) as a percentage of average total assets	0.68%	1.13%	0.74%	0.95%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.32% for the three months ended September 30, 2017, 3.65% for the three months ended September 30, 2016, 3.39% for the nine months ended September 30, 2017 and 3.64% for the nine months ended September 30, 2016.

The fully taxable equivalent interest income component for the third quarter of 2017 decreased $232,000 (4.3%) to $5,180,000 compared to $5,412,000 for the three months ended September 30, 2016. The decrease in the fully taxable equivalent interest income for the third quarter of 2017 compared to the same period in 2016 is broken down by rate (down $441,000) and volume (up $209,000). The yield on earning assets decreased from 3.81% during the third quarter of 2016 to 3.51% during the third quarter of 2017. The primary driver in this rate decrease was a decrease in the yield on loans which saw a decrease from 5.01% in the third quarter of 2016 to 4.48% in the third quarter of 2017 and a decrease in the yield on investments, which saw a decrease from 2.38% in the third quarter of 2016 to 2.33% in the third quarter of 2017. While average loans increased $15,580,000 (5.1%) from $307,324,000 during the third quarter of 2016 to $322,904,000 during the third quarter of 2017, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. The decrease in the yield on the investment portfolio is also due primarily to the lower rate environment as principal paydowns were reinvested at lower rates. The volume increase of $209,000 was primarily from an increase in average loans ($188,000) and investment balances ($21,000). The average balance of earning assets increased $19,941,000 (3.5%) from $565,070,000 in the third quarter of 2016 to $585,011,000 in the third quarter of 2017. When compared to the third quarter of 2016, average investment securities increased $4,112,000 (1.6%) from $256,747,000 for the third quarter of 2016 compared to $260,859,000 for the third quarter of 2017.

Total fully taxable equivalent interest income for the nine months ended September 30, 2017 decreased $599,000 (3.7%) to $15,553,000 compared to $16,152,000 for the nine months ended September 30, 2016. The breakdown of the decrease in fully taxable equivalent interest income for the nine months ended September 30, 2017 over the same period in 2016 resulted from a decrease in rate (down $1,173,000) and an increase in volume (up $574,000). Average earning assets increased $14,625,000 (2.6%) from $568,075,000 during the first nine months of 2016 to $582,700,000 for the same period in 2017. During the nine month periods, the Company also experienced a decrease in interest income due to the rates earned on loans (down $903,000) and investments (down $273,000). The yield on loans decreased from 4.93% in 2016 to 4.55% in 2017 and the yield on investments decreased from 2.52% in 2016 to 2.38% in 2017. These decreases were caused by the overall lower interest rate environment. Average loan balances increased by $18,179,000 (6.0%) from $301,645,000 during 2016 to $319,824,000 during 2017. The volume increase of $574,000 is primarily related to the above mentioned increase in loan balances from 2016 to 2017, which accounted for a $650,000 increase in interest income and was partially offset by a decrease in average investment balances. Average investment securities decreased $3,769,000 (1.4%) from $265,436,000 for the first nine months of 2016 compared to $261,667,000 for the first nine months of 2017.

Interest expense was $56,000 (25.1%) higher in the third quarter of 2017 versus the prior year period, increasing from $223,000 to $279,000. The $56,000 increase in interest expense during the third quarter of 2017 compared to the third quarter of 2016 was due to higher rates (up $58,000) and higher volume (down $2,000). While average balances on interest bearing liabilities were $356,547,000 or $9,374,000 (2.7%) higher in the third quarter of 2017 compared to $347,173,000 for the same quarter in 2016, the increased balances were in the low cost checking and savings accounts and there was a decrease in the higher interest bearing time deposits. This resulted in a decrease of $2,000 based on the overall higher volume. The increase in deposit expense can be attributed to an increase in rates paid on time deposit balances. Some of these time deposits are indexed to the three- or six-month treasury rates which have increased over the past twelve months. Rates paid on interest bearing liabilities increased five basis points from 0.26% in the third quarter of 2016 to 0.31% for the same period in 2017.

Interest expense was $95,000 (14.0%) higher in the nine-month period ended September 30, 2017 increasing from $678,000 in 2016 to $773,000 in 2017. The increase is related to rates (up $116,000) and volume (down $21,000). The increase in interest expense can be attributed to an increase in rates paid on time deposit balances. Some of these time deposits are indexed to the three- or six-month treasury rates which have increased over the past twelve months. Rates paid on interest bearing liabilities increased three basis points from 0.26% in 2016 to 0.29% in 2017. Average balances on interest bearing liabilities were $358,592,000 or $9,089,000 (2.6%) higher in 2017 compared to $349,503,000 in 2016. The increased balances were in the low cost checking and savings accounts and there was a decrease in the higher interest bearing time deposits. This resulted in a decrease of $21,000 based on the overall higher volume.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended September 30,	2017			2016
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$308,679	$3,496	4.49%	$289,795	$3,617	4.97%
Tax-exempt loans and leases (2)	14,225	147	4.10%	17,529	254	5.76%

Taxable investment Securities	237,907	1,292	2.15%	232,858	1,340	2.29%
Tax-exempt investment securities (2)	22,855	241	4.18%	23,811	199	3.32%
Corporate stock (2)	97	—	—	78	—	—
Federal funds sold	—	—	—	—	—	—
Investments in time deposits	1,248	4	1.27%	999	2	0.80%
Total earning assets	585,011	5,180	3.51%	565,070	5,412	3.81%
Cash & due from banks	30,229			37,343
Other assets	39,063			38,618
Allowance for loan & lease losses	(4,876)			(5,470)
	$649,427			$635,561

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$195,270	34	0.07%	$188,292	35	0.07%
Savings	65,458	6	0.04%	60,925	4	0.03%
Time deposits	80,232	184	0.91%	82,771	140	0.67%
Other borrowings	15,587	55	1.40%	15,185	44	1.15%
Total interest bearing liabilities	356,547	279	0.31%	347,173	223	0.26%
Noninterest bearing demand deposits	203,473			198,655
Other liabilities	7,482			6,031
Total liabilities	567,502			551,859
Shareholders’ equity	81,925			83,702
	$649,427			$635,561
Net interest income & margin (3)		$4,901	3.32%		$5,189	3.65%

(1)	Loan interest includes loan fees of $1,000 and $102,000, respectively, during the three months ended September 30, 2017 and September 30, 2016. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2017 and 2016.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (92 days) and annualized to actual days in the year (365 days in 2017 and 366 days in 2016).
35

Nine Months Ended September 30,	2017			2016
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$305,467	$10,384	4.54%	$284,782	$10,424	4.89%
Tax-exempt loans and leases (2)	14,357	503	4.68%	16,863	716	5.67%
Taxable investment Securities	238,775	3,978	2.23%	241,129	4,333	2.40%
Tax-exempt investment securities (2)	22,797	663	3.89%	24,233	660	3.64%
Corporate stock (2)	95	16	22.52%	74	14	25.27%
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in banks	1,209	9	1.00%	994	5	0.67%
Total earning assets	582,700	15,553	3.57%	568,075	16,152	3.80%
Cash & due from banks	32,902			31,209
Other assets	39,099			38,027
Allowance for loan & lease losses	(4,856)			(5,191)
	$649,845			$632,120

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest checking and money market	$197,606	104	0.07%	$188,405	110	0.08%
Savings	64,072	16	0.03%	59,940	14	0.03%
Time deposits	81,385	501	0.82%	83,222	421	0.68%
Other borrowings	15,529	152	1.31%	17,936	133	0.99%
Total interest-bearing liabilities	358,592	773	0.29%	349,503	678	0.26%
Noninterest-bearing demand deposits	201,227			192,103
Other liabilities	7,559			6,262
Total liabilities	567,378			547,868
Shareholders’ equity	82,467			84,252
	$649,845			$632,120
Net interest income & margin (3)		$14,780	3.39%		$15,474	3.64%

(1)	Loan interest includes loan fees of $121,000 and $197,000, respectively, during the nine months ended September 30, 2017 and September 30, 2016. Average loan balances include nonperforming loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2017 and 2016.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (273 days for 2017 and 274 days for 2016) and annualized to actual days in the year (365 days for 2017 and 366 days for 2016).
36

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended September 30, 2017 over 2016 (dollars in thousands)
Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$236	$(357)	$(121)
Tax-exempt loans and leases (2)	(48)	(59)	(107)
Taxable investment securities	29	(77)	(48)
Tax exempt investment securities (3)	(8)	50	42
Corporate stock	—	—	—
Interest-bearing deposits in banks	—	2	2
Total	209	(441)	(232)
Interest-bearing liabilities:
Interest checking and money market	1	(2)	(1)
Savings deposits	—	2	2
Time deposits	(4)	48	44
Other borrowings	1	10	11
Total	(2)	58	56
Interest differential	$211	$(499)	$(288)

Nine Months Ended September 30, 2017 over 2016 (dollars in thousands)
Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable loans and leases (1)	$756	$(796)	$(40)
Tax-exempt loans and leases (2)	(106)	(107)	(213)
Taxable investment securities	(42)	(313)	(355)
Tax exempt investment securities (3)	(39)	42	3
Corporate stock	4	(2)	2
Interest-bearing deposits in banks	1	3	4
Total	574	(1,173)	(599)
Interest-bearing liabilities:
Interest checking and money market	5	(11)	(6)
Savings deposits	1	1	2
Time deposits	(9)	89	80
Other borrowings	(18)	37	19
Total	(21)	116	95
Interest differential	$595	$(1,289)	$(694)

(1)	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)	Loan fees of $1,000 and $102,000, respectively, during the three months ended September 30, 2017 and September 30, 2016, and loan fees of $121,000 and $197,000, respectively, during the nine months ended September 30, 2017 and September 30, 2016, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2017 and 2016.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company experienced net loan and lease losses of $630,000 or 0.77% (on an annualized basis) of average loans and leases for the three months ended September 30, 2017 compared to net loan and lease recoveries of $519,000 or 0.67% (on an annualized basis) of average loans and leases for the three months ended September 30, 2016. As a result of the loan losses in 2017, the Company added $300,000 to the allowance for loan and lease losses during the third quarter. Due to the loan recoveries experienced in 2016, the Company reversed $668,000 from the allowance for loan and lease losses during the third quarter. For the first nine months of 2017, the Company added $300,000 to the loan and lease loss allowance and net loan and lease losses were $571,000 or 0.24% (on an annualized basis) of average loans and leases outstanding in 2017. The Company reversed $668,000 from the loan and lease loss allowance and net loan and lease recoveries were $676,000 or 0.30% (on an annualized basis) of average loans and leases outstanding in 2016. Despite a single loan charge-off of $673,000 during the third quarter of 2017, the Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses and loan recoveries. For additional information see the “Allowance for Loan and Lease Losses Activity.”

37

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$117	$124	$348	$381
Gain on sale/call/impairment of securities	19	33	161	314
Merchant fee income	106	98	302	277
Bank owned life insurance	82	80	238	239
Income from OREO properties	—	—	—	106
Other	53	64	186	199
Total noninterest income	$377	$399	$1,235	$1,516

Noninterest income decreased $22,000 (5.5%) to $377,000 for the three months ended September 30, 2017 compared to $399,000 for the three months ended September 30, 2016. The decrease from the third quarter of 2016 to the third quarter of 2017 was primarily related to a decrease in gain on sale of securities, which decreased $14,000 from $33,000 in 2016 to $19,000 in 2017.

For the nine months ended September 30, 2017, noninterest income decreased $281,000 (18.5%) from $1,516,000 to $1,235,000. The decrease from the first nine months of 2016 compared to the same period in 2017 was primarily related to the decrease in rental income from OREO properties which declined $106,000 from $106,000 in 2016 to zero in 2017 and a decrease in gain on sale of securities, which decreased $153,000 from $314,000 in 2016 to $161,000 in 2017. The decrease in OREO income resulted from the sale of the Bank’s only remaining income producing OREO property in the first quarter of 2016.

Noninterest Expense

Noninterest expense decreased $34,000 (1.0%) from $3,346,000 in the third quarter of 2016 to $3,312,000 in the third quarter of 2017. Salary and employee benefits expense increased $29,000 (1.4%) from $2,073,000 during the third quarter of 2016 to $2,102,000 during the third quarter of 2017. The increase in salaries and benefits resulted from an increase in other employee benefits, including health insurance and 401(k) matching, which increased $49,000 (15.3%) from $321,000 in 2016 to $370,000 in 2017. Occupancy expense decreased $33,000 (11.2%) and furniture and equipment expense decreased $24,000 (14.5%) from the third quarter of 2016 to the third quarter of 2017. FDIC assessments decreased $26,000 (33.8%) from the third quarter of 2016 to the third quarter of 2017. The decrease in the FDIC assessments relates to a lower assessment rate as a result of the Deposit Insurance Fund reaching the FDIC’s target level of 1.15% during 2016, which resulted in lower assessments for community banks such as American River Bank. OREO related expenses increased $34,000 during the third quarter of 2017 from a credit of $30,000 in the third quarter of 2016 to an expense of $4,000 in the third quarter of 2017. The primary reason for the decrease in OREO related expenses was a gain on sale of $43,000 recorded in the third quarter of 2016, which exceeded the normal operating costs for the quarter. Other expenses decreased $14,000 (1.8%) to $752,000 in the third quarter of 2017 compared to $766,000 in the third quarter of 2016. The fully taxable equivalent efficiency ratio for the third quarter of 2017 increased to 62.8% from 59.9% for the third quarter of 2016.

38

Noninterest expense for the nine-month period ended September 30, 2017 was $10,110,000 compared to $10,552,000 for the same period in 2016 for a decrease of $442,000 (4.2%). Salaries and employee benefits expense increased $2,000 from $6,334,000 for the nine months ended September 30, 2016 to $6,336,000 for the same period in 2017. Occupancy expense decreased $92,000 (10.4%) and furniture and equipment expense decreased $54,000 (11.0%). FDIC assessments decreased $77,000 (33.0%). OREO related expenses decreased $294,000 (89.1%) during 2017 to $36,000, from $330,000 in 2016. The decrease in OREO expenses is directly related to a $376,000 property write-down partially offset by a $117,000 gain on sale, both items occurring in the first quarter of 2016. Other expenses increased $73,000 (3.2%) from $2,277,000 for the nine months ended September 30, 2016 to $2,350,000 for the same period in 2017. The overhead efficiency ratio (fully taxable equivalent) for the first nine months of 2017 was 63.1% as compared to 62.1% in the same period of 2016.

Provision for Income Taxes

Federal and state income taxes for the quarter ended September 30, 2017 decreased $530,000 (53.6%) from $989,000 in the third quarter of 2016 to $459,000 in the third quarter of 2017 and decreased $556,000 (24.5%) from $2,274,000 in the nine months ended September 30, 2016 to $1,718,000 for the nine months ended September 30, 2017. The combined federal and state effective tax rate for the quarter ended September 30, 2017 was 29.3%, compared to 35.3% for the third quarter of 2016. For the nine months ended September 30, 2017, the combined federal and state effective tax rate was 32.4% compared to 33.6% for the nine months ended September 30, 2016. The lower effective tax rate in the third quarter of 2017 results from tax benefits realized under ASU 2016-09. The Company adopted ASU 2016-09 in 2017 and the benefit for the third quarter of 2017 was $118,000. The lower provision for taxes in 2017 resulted from a lower level of taxable income. Taxable income decreased $1,234,000 (44.0%) from $2,802,000 in the third quarter of 2016 to $1,568,000 in the third quarter of 2017 and decreased $1,455,000 (21.5%) from $6,763,000 in the first nine months of 2016 to $5,308,000 during the same period in 2017. For the nine months ended September 30, 2017, the Company recognized a benefit of $186,000 related to the adoption of ASU No. 2016-09.

Balance Sheet Analysis

The Company’s total assets were $655,644,000 at September 30, 2017 compared to $651,450,000 at December 31, 2016, representing an increase of $4,194,000 (0.6%). The average assets for the three months ended September 30, 2017 were $649,427,000, which represents an increase of $13,866,000 (2.2%) from the balance of $635,561,000 during the three-month period ended September 30, 2016. The average assets for the nine months ended September 30, 2017 were $649,845,000, which represents an increase of $17,725,000 (2.8%) from the average balance of $632,120,000 during the nine-month period ended September 30, 2016.

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

Table Five below summarizes the values of the Company’s investment securities held on September 30, 2017 and December 31, 2016.

Table Five: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	September 30, 2017	December 31, 2016
Debt securities:
U.S. Government Agencies and Sponsored Agencies	$220,283	$229,785
Obligations of states and political subdivisions	22,828	22,612
Corporate bonds	6,668	1,519
Corporate stock	100	104
Total available-for-sale investment securities	$249,879	$254,020
39

Held-to-maturity (at amortized cost)

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$404	$483
Total held-to-maturity investment securities	$404	$483

Net unrealized gains on available-for-sale investment securities totaling $1,131,000 were recorded, net of $452,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at September 30, 2017 and net unrealized gains on available-for-sale investment securities totaling $916,000 were recorded, net of $372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2016.

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

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company adding $26 million in new loans during the first nine months of 2017. This production was offset by higher than anticipated pay downs and payoffs, and resulted in an overall net decrease in net loans and leases of $1,848,000 (0.6%) from $324,086,000 at December 31, 2016 to $322,238,000 at September 30, 2017. Despite the decrease in net loans in 2017, the market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. Table Six below summarizes the composition of the loan portfolio as of September 30, 2017 and December 31, 2016.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	September 30, 2017		December 31, 2016		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$26,753	8%	$35,374	11%	$(8,621)	(24.4%)
Real estate
Commercial	190,246	58%	191,129	58%	(883)	(0.5%)
Multi-family	79,021	24%	73,373	22%	5,648	7.7%
Construction	10,548	3%	9,180	3%	1,368	14.9%
Residential	17,328	5%	15,718	5%	1,610	10.2%
Lease financing receivable	249	0%	404	—%	(155)	(38.4%)
Agriculture	1,685	1%	2,302	1%	(617)	(26.8%)
Consumer	1,186	1%	1,650	—%	(464)	(28.1%)
Total loans and leases	327,016	100%	329,130	100%	(2,114)	(0.6%)
Deferred loan and lease fees, net	(227)		(222)		(5)
Allowance for loan and lease losses	(4,551)		(4,822)		271
Total net loans and leases	$322,238		$324,086		$(1,848)	(0.6%)
40

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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans are originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates during the last recession, resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at September 30, 2017 and December 31, 2016.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 90% of the Company’s loan and lease portfolio at September 30, 2017 and 88% as of December 31, 2016. Management believes that the residential land portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of September 30, 2017, outstanding unimproved residential land commitments were $2,381,000 (or just 0.8% of the total real estate loans). Of the $2,381,000, $2,326,000 (98%) was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio.  Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Northern California Wildfires

Beginning on October 8, 2017, much of the North Bay region of Northern California was struck by massive wildfires. It is too early to estimate the losses to property but experts are predicting it will be in the billions of dollars and the near term economic impact may be significant. Our two offices in Healdsburg and Santa Rosa were not damaged. Some of the Company’s clients did lose their homes, but we do not have loans on those properties. At this time, we believe that losses to commercial or business property that secure our loans is not material. At September 30, 2017, we had approximately 8% of total loans in the Sonoma County market, the majority of which are secured by commercial property. Management is closely monitoring the situation and continues to respond to the immediate needs of clients and employees. It is not possible at this time to assess the full scope of this disaster or its impact on our clients and the economy of the region.

Nonperforming, Past Due and Restructured Loans and Leases

At September 30, 2017, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $2,317,000 or 0.71% of total loans and leases. The $2,317,000 in nonperforming loans and leases was made up of three loans. Two of those loans totaling $2,027,000 were current (less than 30 days past due pursuant to their original or modified terms). Nonperforming loans and leases were $19,000 or 0.01% of total loans and leases at December 31, 2016. There were no specific reserves held on the nonperforming loans at September 30, 2017 or at December 31, 2016.

The overall level of nonperforming loans decreased $2,000 (10.5%) to $17,000 during the first quarter of 2017 from $19,000 at December 31, 2016, and decreased further by $5,000 (29.4%) during the second quarter of 2017 and increased by $2,305,000 (192.1%) during the third quarter of 2017. At December 31, 2016, the Company’s nonperforming loans included two consumer loans totaling $19,000. At September 30, 2017, the Company’s nonperforming loans included one real estate loan totaling $290,000, one consumer loan totaling $8,000 and one commercial loan totaling $2,019,000. The $2,019,000 commercial loan is a shared national credit to a large retailer purchased by the Company in 2013. The initial loan balance was $3,000,000 and has since paid as agreed down to $2,692,000. In September 2017, the retailer filed for bankruptcy reorganization. At that time the loan was placed on nonaccrual and the balance was reduced to $673,000 through a $673,000 loss charged to the loan loss allowance. This bankruptcy filing occurred late in the third quarter and the Company used the latest information available to perform the impairment analysis. As more information becomes available, the Company will update the impairment analysis, which could lead to further charges to the loan loss allowance.

Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2017 and December 31, 2016.

Table Seven: Nonperforming Loans and Leases
(dollars in thousands)
	September 30,	December 31,
	2017	2016
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	2,019	—
Real estate	290	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	8	19
Total nonperforming loans	$2,317	$19

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of September 30, 2017. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2017, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company.

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

At September 30, 2017, the recorded investment in loans and leases that were considered to be impaired totaled $17,562,000, which includes $15,245,000 in performing loans and leases. Of the total impaired loans of $17,562,000, loans totaling $11,354,000 were deemed to require no specific reserve and loans totaling $6,208,000 were deemed to require a related valuation allowance of $404,000. Of the $11,354,000 impaired loans that did not carry a specific reserve there were $5,831,000 in loans or leases that had partial charge-offs and $5,523,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $17,297,000 at December 31, 2016. Of the total impaired loans of $17,297,000, loans totaling $11,244,000 were deemed to require no specific reserve and loans totaling $6,053,000 were deemed to require a related valuation allowance of $421,000.

The Company has been operating in a market that has recently experienced sporadic improvement in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans in excess of $250,000, the Company performs an internal evaluation or obtains an updated appraisal, as necessary, which is generally once every twelve months.  In the third quarter of 2017, the Company had net loan losses of $630,000 and a provision of $300,000. In the third quarter of 2016, the Company had net loan and lease recoveries of $519,000 and a negative provision of $668,000 (i.e., a reduction of $668,000 in the allowance for loan and lease losses).

During the quarters ended September 30, 2017 and 2016, there were no loans that were modified as troubled debt restructurings. There were no payment defaults during the three months ended September 30, 2017 or September 30, 2016 on troubled debt restructurings made in the preceding twelve months. At September 30, 2017 and December 31, 2016 there were no unfunded commitments on those loans considered troubled debt restructures.

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

The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. The ALLL totaled $4,551,000 or 1.39% of total loans and leases at September 30, 2017 compared to $4,822,000 or 1.47% of total loans and leases at December 31, 2016. Table Eight below summarizes, for the periods indicated, the activity in the ALLL.

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Average loans and leases outstanding	$322,904	$307,324	$319,824	$301,645

Allowance for loan and lease losses at beginning of period	$4,881	$5,132	$4,822	$4,975

Loans and leases charged off:
Commercial	(673)	—	(673)	—
Real estate	—	(68)	—	(68)
Lease financing receivable	—	—	—	—
Agriculture	—	—	—	—
Consumer	—	—	—	—
Total	(673)	(68)	(673)	(68)
Recoveries of loans and leases previously charged off:
Commercial	2	585	5	658
Real estate	1	2	54	14
Lease financing receivable	39	—	39	—
Agriculture	—	—	—	—
Consumer	1	—	4	72
Total	43	587	102	744
Net loans and leases charged off (recovered)	630	(519)	571	(676)
Additions (reductions) to allowance charged (credited) to operating expenses	300	(668)	300	(668)
Allowance for loan and lease losses at end of period	$4,551	$4,983	$4,551	$4,983
Ratio of net charge-offs (recoveries) to average loans and leases outstanding (annualized)	0.77%	-0.67%	0.24%	-0.30%
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	0.37%	-0.86%	0.13%	-0.30%
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.39%	1.57%	1.39%	1.57%

The ALLL as a percentage of impaired loans and leases was 25.9% at September 30, 2017 and 27.9% at December 31, 2016. Of the total nonperforming and impaired loans and leases outstanding as of September 30, 2017, there were $5,831,000 in loans or leases that had been reduced by partial charge-offs of $1,340,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Other Real Estate Owned

At September 30, 2017, the Company had one other real estate owned (“OREO”) property with a book value of $961,000. This is a reduction of $387,000 (28.7%) from the $1,348,000 reported as of December 31, 2016. During the third quarter of 2017, the Company did not foreclose on any property and sold one OREO property that had a book value of $387,000 and recorded an $8,000 gain on sale. There were no valuation adjustments to the book value of the existing OREO properties during the third quarter of 2017. The Company believes that the OREO property owned at September 30, 2017 is carried approximately at fair value.

Deposits

At September 30, 2017, total deposits were $550,942,000 representing a $6,136,000 (1.1%) increase from the December 31, 2016 balance of $544,806,000. The Company’s deposit growth plan for 2017 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. During the first nine months of 2017, the Company experienced deposit account increases in noninterest-bearing accounts ($4,825,000 or 2.4%), interest-bearing checking ($2,055,000 or 3.2%), money market accounts ($203,000 or 0.2%), and savings ($1,742,000 or 2.7%) and a decrease in time deposits ($2,689,000 or 3.2%).

Other Borrowed Funds

Other borrowings outstanding as of September 30, 2017 and December 31, 2016, consist of advances (both long-term and short-term) from the FHLB. Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)

	September 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$2,000	1.37%	$3,500	1.01%
Long-term borrowings:
FHLB advances	$13,500	1.41%	$12,000	1.32%

The maximum amount of short-term borrowings at any month-end during the first nine months of 2017 and 2016 was $3,500,000 and $28,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$2,000	$9,000
Maturity	2018	2018 to 2021
Weighted average rates	1.37%	1.41%

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

At September 30, 2017, shareholders’ equity was $82,255,000, representing a decrease of $1,595,000 (1.9%) from $83,850,000 at December 31, 2016. The decrease resulted from repurchases of common stock ($5,006,000) and the payment of cash dividends ($975,000) exceeding the additions from other comprehensive income ($135,000), net income for the period ($3,590,000), and the stock based compensation ($661,000). The Company’s ratio of Total Risk-Based Capital to risk adjusted assets was 20.00% at September 30, 2017 and 20.3% at December 31, 2016. Its Tier 1 Risk-Based Capital to risk-adjusted assets was 18.8% at September 30, 2017 and 19.0% at December 31, 2016. Its Leverage Ratio was 10.3% at September 30, 2017 and 10.5% at December 31, 2016. Table Ten below lists the Company’s and American River Bank’s capital ratios at September 30, 2017 and December 31, 2016, as well as the minimum capital ratios for capital adequacy and the minimum requirement for a well-capitalized institution.

Table Ten: Capital Ratios
Capital to Risk-Adjusted Assets	September 30, 2017	December 31, 2016	Minimum Regulatory Capital Requirements	Well-Capitalized Minimum Requirements
American River Bankshares
Leverage Ratio	10.3%	10.5%	4.0%	N/A
Tier 1 Risk-Based Capital	18.8%	19.0%	6.0%	N/A
Total Risk-Based Capital	20.0%	20.3%	8.0%	N/A

American River Bank
Leverage Ratio	10.4%	10.6%	4.0%	5.0%
Common Equity Tier 1 Risk-Based Capital	18.6%	18.9%	4.5%	6.5%
Tier 1 Risk-Based Capital	18.6%	18.9%	6.0%	8.0%
Total Risk-Based Capital	19.8%	20.2%	8.0%	10.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of September 30, 2017 and December 31, 2016.

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

On January 25, 2017, the Company approved and authorized a 5% stock repurchase program for 2017 (the “2017 Program”). During the first six months of 2017, the Company completed the 2017 Program by repurchasing 333,086 shares of its common stock at an average price of $14.99 per share. On October 18, 2017, the Company approved and authorized an increase to this stock repurchase program. The repurchase target was also 5% of the outstanding common shares and is effective for the remainder of 2017. See Part II, Item 2, for additional disclosure regarding the 2017 Program. In addition, on January 25, 2017, the Company announced that it was reinstituting a quarterly cash dividend program and on February 22, 2017, the Company paid a $0.05 per common share cash dividend to shareholders of record on February 8, 2017. The Company has subsequently declared three additional $0.05 per share cash dividends.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2017 and 2016.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2017 were approximately $11,321,000 and $191,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2017, consolidated liquid assets totaled $212.2 million or 32.4% of total assets compared to $224.2 million or 34.4% of total assets on December 31, 2016. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At September 30, 2017, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At September 30, 2017, the Bank could have arranged for up to $127,739,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At September 30, 2017, the Bank had advances, borrowings and commitments (including letters of credit) outstanding of $15,500,000, leaving $112,239,000 available under these FHLB secured borrowing arrangements. The Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At September 30, 2017, the Bank’s borrowing capacity at the Federal Reserve Bank was $7,281,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2017 and December 31, 2016, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $11,512,000 and $19,966,000 at September 30, 2017 and December 31, 2016, respectively. As a percentage of net loans and leases these off-balance sheet items represent 3.6% and 6.2%, respectively.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, with specialized software built for this specific purpose for financial institutions, the Company is able to estimate the potential impact of changing interest rates on earnings, net interest margin and market value of equity. A balance sheet is prepared using detailed inputs of actual loans, securities and interest-bearing liabilities (i.e., deposits/borrowings). The balance sheet is processed using multiple interest rate scenarios. The scenarios include a rising rate forecast, a flat rate forecast and a falling rate forecast which take place within a one-year time frame. The net interest income is measured over one and two-year periods assuming a gradual change in rates over the twelve-month horizon. The simulation modeling attempts to estimate changes in the Company’s net interest income utilizing a detailed current balance sheet.

After a review of the model results as of September 30, 2017, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

On January 25, 2017, the Company approved and authorized a stock repurchase program for 2017 (the “2017 Program”). The 2017 Program authorized the repurchase during 2017 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 333,086 shares based on the 6,661,726 shares outstanding as of December 31, 2016. During the first six months of 2017, the Company repurchased 333,086 shares of its common stock at an average price of $14.99 per share. On October 18, 2017, the Company approved and authorized an increase in the 2017 Program. The increase authorized the repurchase during the remainder of 2017 of up to 5% of the outstanding shares of the Company’s common stock, or approximately an additional 319,624 shares based on the 6,392,480 shares outstanding as of September 30, 2017. Repurchases under the 2017 Program have been, and will be, made from time to time by the Company in the open market. All such transactions are structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2017 Program have been or will be retired upon purchase. The following table lists shares repurchased during the quarter ended September 30, 2017 and the maximum amount available to repurchase under the repurchase plan. Since the initial 2017 Program was completed in the first six months of 2017, and the increase to the 2017 Program was not approved until October 18, 2017, there is no data to report in the table for the quarter ended September 30, 2017.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 July 1 through July 31, 2017	-	-	-	-
Month #2 August 1 through August 31, 2017	-	-	-	-
Month #3 September 1 through September 30, 2017	-	-	-	-
Total	-	-	-	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **

(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.

(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.

(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.

(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006 and the First Amendment thereto dated July 1, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2016.

*(10.3)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and the first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.

*(10.4)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.

*(10.5)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.

*(10.6)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.7)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.8)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.9)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.10)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.11)	Lease agreement between American River Bank, and the United States Postal Service, dated July 13, 2017, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 14, 2017.

*(10.12)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.13)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
52

(10.14)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
(10.15)	Lease agreement between Registrant and MSCP Capital Investors, LLC (successor to PGOCC, LLC and One Capital Center), a Delaware limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First and Second Amendments thereto dated April 22, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010, and the Third Amendment thereto dated June 28, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2016.
(10.16)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.
*(10.17)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eighth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013; the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014; the Tenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2015; the Eleventh Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2016; and the Twelfth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on December 22, 2016.

*(10.18)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.19)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.20)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.21)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.22)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.23)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007 the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007, and the Second Amendment thereto, dated October 16, 2017, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 17, 2017.

(10.24)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.25)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.

*(10.26)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bankshares and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.27)	Form of Indemnification Agreement entered into on January 20, 2010, between American River Bank and its Directors and certain named executive officers, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.

*(10.28)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010 and form of restricted stock award agreement incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.

(10.29)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012, and the amended agreement dated March 6, 2015 with ACI Worldwide Corp., successor to Postilion, Inc., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 12, 2015.

*(10.30)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(10.31)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.

(10.32)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.

*(10.33)	Employment Agreement dated June 2, 2014, between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2014.

*(10.34)	Salary Continuation Agreement between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 11, 2014.

*(10.35)	Registrant’s Performance Based Restricted Stock Awards Program, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.

(10.36)	Lease agreement dated July 11, 2016, between American River Bank and DDS Properties, a California General Partnership, related to 2510 Douglas Blvd., Roseville, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2016.

*(10.37)	Separation and Release Agreement dated October 27, 2017, between the Registrant and David T. Taber, incorporated by reference from Exhibit 10.36 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2017.

*(10.38)	Employment Agreement dated October 27, 2017, between the Registrant and David E. Ritchie, Jr., incorporated by reference from Exhibit 10.37 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2017.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

AMERICAN RIVER BANKSHARES

November 6, 2017	By: /s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

November 6, 2017	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
56

EXHIBIT INDEX

Exhibit Number	Description	Page
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	59

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	60

32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	61
57