Form 10-K
period 2017-12-31
AMERICAN RIVER BANKSHARES
filed 2018-02-28
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ______________________________ ________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $88,881,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 26, 2018, the registrant’s no par value Common Stock totaled 6,050,924 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from Registrant’s definitive proxy statement for the 2018 annual meeting of shareholders.

AMERICAN RIVER BANKSHARES

INDEX TO
ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2017

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

American River Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act includes an increase to $250,000 as the maximum FDIC insurance limit per depositor retroactive to January 1, 2008. On November 9, 2010, the FDIC implemented a final rule to permanently increase the maximum insurance limit to $250,000 under the Dodd-Frank Act.

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

During 2017, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Board of Governors”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

At December 31, 2017, the Company had consolidated assets of $656 million, net loans of $309 million, deposits of $556 million and shareholders’ equity of $77 million.

General

The Company is a regional bank holding company headquartered in Sacramento County, California. The principal communities served are located in Sacramento, Placer, Yolo, El Dorado, Sonoma, and Amador counties. The Company generates most of its revenue by providing a wide range of products and services to small and middle-market businesses and individuals. The Company’s principal source of revenue comes from interest income. Interest income is derived from interest and fees on loans and leases, interest on investments (principally government securities), and Federal funds sold (funds loaned on a short-term basis to other banks). For the year ended December 31, 2017, these sources comprised 68.6%, 31.4%, and 0.0%, respectively, of the Company’s interest income.

American River Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Company. A material portion of American River Bank’s deposits are not concentrated within a single industry or group of related industries.

As of December 31, 2017 and December 31, 2016, American River Bank held $29,000,000 in certificates of deposit for the State of California. In connection with these deposits, American River Bank is generally required to pledge securities to secure such deposits, except for the first $250,000 insured by the FDIC.

Based on the most recent information made available by the FDIC through June 30, 2017, American River Bank competes with approximately 32 other banking or savings institutions in Sacramento County, 25 in Placer County, 19 in Sonoma County and 6 in Amador County, in which American River Bank’s market share of FDIC insured deposits was approximately 0.9% in the service areas of Sacramento County, 0.5% in Placer County, 0.6% in Sonoma County, and 15.3% in Amador County.

Employees

At December 31, 2017, the Company and its subsidiaries employed 91 persons on a full-time equivalent basis. The Company believes its employee relations are good.

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

Competitive Data

At June 30, 2017, based on the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report at that date, the competing commercial and savings banks had 181 offices in the cities of Gold River, Rancho Cordova, Roseville and Sacramento, California, where American River Bank has its five Sacramento area offices, 60 offices in the cities of Healdsburg and Santa Rosa, California, where American River Bank has its two Sonoma County offices, and three offices in the cities of Jackson, Pioneer and Ione, California, where American River Bank has its three Amador County offices. Additionally, American River Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which American River Bank is neither authorized nor prepared to offer currently. American River Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of American River Bank’s legal lending limits, American River Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2017, American River Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $12,093,000 on an unsecured basis and $20,155,000 on a fully secured basis based on capital and allowable reserves of $80,618,000.

American River Bank’s business is concentrated in its service area, which primarily encompasses Sacramento County, South Western Placer County, Sonoma County, and Amador County. The economy of American River Bank’s service area is dependent upon government, manufacturing, tourism, retail sales, agriculture, population growth and smaller service oriented businesses.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2017, there were 219 operating commercial and savings bank offices in Sacramento County with total deposits of $32,447,098,000. This was an increase of $2,151,334,000 compared to the June 30, 2016 balances. American River Bank held a total of $291,532,000 in deposits, representing approximately 0.9% of total commercial and savings banks deposits in Sacramento County as of June 30, 2017.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2017, there were 98 operating commercial and savings bank offices in Placer County with total deposits of $12,233,315,000. This was a decrease of $529,101,000 compared to the June 30, 2016 balances. American River Bank held a total of $59,750,000 in deposits, representing approximately 0.5% of total commercial and savings banks deposits in Placer County as of June 30, 2017.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2017, there were 120 operating commercial and savings bank offices in Sonoma County with total deposits of $13,141,010,000. This was an increase of $856,278,000 compared to the June 30, 2016 balances. American River Bank held a total of $72,080,000 in deposits, representing approximately 0.6% of total commercial and savings banks deposits in Sonoma County as of June 30, 2017.

Based upon the most recent “Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks” report dated June 30, 2017, there were 13 operating commercial and savings bank offices in Amador County with total deposits of $749,380,000. This was an increase of $53,081,000 compared to the June 30, 2016 balances. American River Bank held a total of $114,779,000 in deposits, representing approximately 15.3% of total commercial and savings bank deposits in Amador County as of June 30, 2017.

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

Management believes that American River Bank is in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement based upon its capital position at December 31, 2017.

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

Volcker Rule. On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volcker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volcker Rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The effective date of the final rule restricting proprietary trading was extended to July 21, 2015 and certain other matters were extended to July 21, 2017. Neither the Company nor American River Bank engages in activities prohibited by the Volcker Rule nor do we expect the Volcker Rule to have a material impact upon the Company or American River Bank.

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
14

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

2017 Tax Reform Law

On December 22, 2017, President Trump signed into law “H.R.1” commonly referred to as the Tax Cuts and Jobs Act, which among other matters reduced the federal corporate income tax rate to 21%, effective January 1, 2018. The lowering of the tax rate is expected to cause banks that carry net deferred tax assets on their balance-sheets (i.e., tax positions carried forward to offset against future taxes) to take charges against the valuation of their net deferred tax assets because the higher the tax rate, the more these net deferred tax assets are worth. Hence, the reduction of the federal corporate-tax rate from the Company’s 2017 rate of 34% to the projected future rate of 21%, reduced the value of these net deferred tax assets. Charges of $1,220,000 against the Company’s net deferred tax assets were recorded as additional income tax expense in the fourth quarter of 2017.

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

•	Difficult market conditions could adversely affect our business.

Dramatic declines occurred in the housing market during the economic downturn of 2007 through 2010 resulting in falling home prices and a significant number of foreclosures. These circumstances along with unemployment and under-employment negatively impacted the credit performance of our loan portfolio and resulted in significant write-downs of asset values. These asset write-downs had a significant impact on the Company’s financial results and ratios, including our net income, earnings per share, return on average equity and return on average assets. While there has been an improvement in our financial results and ratios in recent years, the increases are still below our historical averages and there is no guarantee that these increases will continue into the future, which could adversely affect our business and stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

•	Deterioration of economic conditions could adversely affect our business.

The economic conditions in the United States in general and within California and our operating markets in Northern California, particularly related to the availability of credit, consumer spending, real estate values, and consumer confidence, were all adversely affected by the economic downturn of 2007 through 2010. Unemployment in California and in our operating markets increased significantly through this economic downturn including a reduction of the number of California government employees in the City of Sacramento and although unemployment statistics have returned to more normal historical levels, there is no certainty that these levels will continue in the future. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity within our operating markets in Northern California. Significant reductions in the number of government and non-government employees within our operating markets could cause reduced spending activity which could have a material impact on the success or failure of businesses generally, including those which are current customers or could become future customers of the Bank.

The market in which the Company operates also experienced a slowdown in new loan volume during the economic downturn as existing and potential new borrowers paid down debt and delayed expansion plans. This reduction in loan volume had an adverse effect upon our net interest margin and profitability. The Company’s operating market has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. However, deterioration in economic conditions locally, regionally or nationally could result in an economic downturn in Northern California with the following consequences, any of which could adversely affect our business:

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

At December 31, 2017, our nonperforming loans and leases had decreased to 0.60% of total loans and leases compared to the highest level recorded during the economic downturn of 6.52% at December 31, 2010. At December 31, 2017, our nonperforming assets (which include foreclosed real estate and repossessed assets) to total assets had decreased to 0.44%, compared to the highest level recorded during the economic downturn of 4.36% at December 31, 2010. While these nonperforming loans and leases and nonperforming assets have decreased, there is no guarantee that these levels will continue into the future, which could adversely affect our results of operations, financial condition and stock price. A significant decline in our stock price could result in substantial losses for individual shareholders.

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

At December 31, 2017, $285.2 million, or 91.0% of our total loan and lease portfolio, consisted of real estate related loans. Of that amount, $185.5 million, or 65.0%, consisted of commercial real estate, $5.9 million, or 2.1% consisted of commercial and residential construction loans (including land acquisition and development loans) and $93.8 million, or 32.9%, consisted of residential mortgages and residential multi-family real estate. The majority of our real property collateral is located in our operating markets in Northern California. The deteriorating economic conditions in California and in our operating markets during the economic downturn of 2007 through 2010, contributed to an overall decline in commercial and residential real estate values. While property values have recovered somewhat, a substantial decline in commercial and residential real estate values in our primary operating markets could occur in the future as a result of any deterioration in economic conditions or other events including natural disasters such as earthquakes, droughts, floods, fires, and similar adverse weather occurrences. Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.

•	We may take title to real estate that exposes us to the risk of environmental liabilities.

Our loan and lease portfolio may include loans secured by real estate which could be subject to environmental liabilities. In the event that we foreclose upon and take title to such real estate, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.

•	Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan and lease losses to provide for loan defaults and nonperformance, but its allowance for loan and lease losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Bank’s and therefore our Company’s operating results. The adequacy of the Bank’s allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of realizable future losses is susceptible to changes in economic, operating and other conditions, including changes in the local and general California real estate market and operating environment, as well as interest rates, employment levels and other economic factors that may be beyond our control, and these losses may exceed current estimates.

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

As of December 31, 2017, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $5.2 million and $5.9 million, respectively. At such date, our commercial real estate loans amounted to $185.5 million, or 59.2% of our total loan and lease portfolio, and our commercial business loans amounted to $25.4 million, or 8.1% of our total loan and lease portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

Increased competition in our market areas may result in reduced loans and deposits or the rates charged or paid on these instruments and adversely affect our net interest margin. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer similar banking services compared to those that are offered by the Bank. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, the Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits than we do and are thereby better able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, as well as the range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If the Bank is unable to attract and retain banking customers, we may be unable to maintain our historical levels of loans and leases and deposits or our net interest margin.

•	Our operations are dependent upon key personnel.

Our future prospects are and will remain highly dependent on our directors, executive officers and other key personnel. From time to time, we have experienced changes in the membership of our board of directors and changes among the personnel serving as our executive officers. For example, in 2017 and 2018, two vacancies occurred among our executive officers resulting from the resignations of our former chief executive officer and chief credit officer. Subsequent to these resignations, we were able to attract and retain an experienced banking professional resulting in the appointment of David E. Ritchie, Jr. as a director and chief executive officer of the Company and the Bank. The Company is currently interviewing candidates to fill the open position of Chief Credit Officer. In the interim, Marie A. Crayne will serve as the Interim Chief Credit Officer. Ms. Crayne has been with the Company since 2009 and currently serves as its Vice President and Chief Underwriter. For information regarding Mr. Ritchie’s background and experience, see the Form 8-K filed by the Company with the SEC on October 27, 2017, to announce his employment by accessing the filing link discussed under “Website Access” on page 5 of this Form 10-K. Our success will, to some extent, depend on the continued service of our directors and executive officers, in addition to our ability to continue to attract and retain experienced banking professionals to serve us and the Bank as directors, executive officers and in other key positions. The unexpected loss of the services of any of these individuals could have a detrimental effect on our business.

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

We cannot be certain that the continued implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security, including as a result of cybersecurity breach. The FDIC cited cybersecurity as a critical challenge facing the financial services industry and stated that the frequency and sophistication of cyber-attacks are increasing. The Bank will continue to enhance its information security programs consistent with regulatory requirements including reliance on the services of various vendors who provide data processing and communication services to the financial services industry. Nonetheless, if information security is compromised or other technology difficulties or failures occur at the Bank or with one of our vendors, information may be lost or misappropriated, services and operations may be interrupted and the Bank could be exposed to claims from its customers as a result.

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

FDIC insurance premium assessments are uncertain and increased premium assessments may adversely affect our earnings. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Bank failures increased significantly during the economic downturn causing the FDIC to take control of failed institutions and guarantee payment from the DIF up to the insured limit for deposits held at such failed institutions. The sustainability of the economic recovery is uncertain and a deterioration of economic conditions may cause losses which require premium increases to replenish the DIF.

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

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2017, we did not recognize any securities as other than temporarily impaired. Future evaluations of the securities portfolio may require us to recognize an impairment charge with respect to these and other holdings. In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2017, we held stock in the FHLB totaling $3.9 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB currently distributes cash dividends on its shares, however, past dividend paying practices are not a guarantee of future dividends. To date, we have not recognized any impairment charges related to our FHLB stock holdings. Any future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

•	If the goodwill we have recorded in connection with our acquisition of Bank of Amador becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2017, we had approximately $16.3 million of goodwill on our balance sheet attributable to our merger with Bank of Amador in December 2004. In accordance with accounting principles generally accepted in the United States of America, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in findings of impairment and write-downs, which could be material.

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

We periodically evaluate potential acquisitions and expansion opportunities. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of incorporating acquired banks or branches into the Bank, executing cost savings measures, and being unable to profitably deploy funds in an acquisition.

•	We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

In December 2009, the Company raised $25.3 million (in gross proceeds) in a public offering of 4,048,000 shares of its common stock at $6.25 per share. Our articles of incorporation, as amended, provide the authority to issue without further shareholder approval, 20,000,000 shares of common stock, no par value per share, of which 6,132,362 shares were issued and outstanding at December 31, 2017. Pursuant to the Company’s 2010 Equity Incentive Plan and its 2000 Stock Option Plan, at December 31, 2017, employees and directors of the Company had outstanding options to purchase 97,543 shares of common stock. As of December 31, 2017, 1,325,423 shares of common stock remained available for awards under the 2010 Equity Incentive Plan.

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

Our ability to pay dividends on our common stock depends on a variety of factors. On July 27, 2009 we announced suspension of our quarterly dividends. On January 25, 2017, the Company resumed its quarterly cash dividends and in 2017, the Company paid four cash dividends in the aggregate amount of $0.20 per common share. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. Cash dividends may or may not be paid in the future since they are subject to regulatory restrictions and to evaluation by our Board of Directors of financial factors including, but not limited to, our earnings, financial condition and capital requirements.

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

On December 22, 2017, President Trump signed into law “H.R.1” commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes a new lower corporate federal income tax rate of 21% which became effective January 1, 2018, which is a reduction from the Company’s 2017 rate of 34%. We are unable to predict whether the federal income tax treatment of corporations may be modified or amended by legislative, administrative or judicial changes or interpretations in the future, but any modifications or amendments to the Tax Act, or other tax reform proposals, if enacted, which increase the corporate federal income tax rate could adversely impact the Company’s earnings.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company and American River Bank lease nine and own two of their respective premises. The Company’s headquarters office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California. The office space is located in a six-story office building. The seven (7) year lease term was set to expire on July 31, 2017 but was renewed in 2016 for an additional seventy-nine (79) months to expire on December 31, 2022. The premises consist of approximately 12,218 square feet on the fourth floor of the building. The space is leased from Ethan Conrad Properties, Inc., successor to MSCP Capital Center Investors, LLC PGOCC, LLC, and One Capital Center.

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

American River Bank leases premises at 9750 Business Park Drive, Sacramento, California. The premises are leased from Bradshaw Plaza, Associates, Inc., which is owned in part by Charles D. Fite, a director of the Company. The lease term is three (3) years and expires on November 30, 2019. The premises consist of 3,711 square feet on the ground floor.

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

American River Bank leases premises at 422 Sutter Street, Jackson, California. The premises are leased from the United States Postal Service. The lease term is five (5) year and expires on May 31, 2022 and the premises consisted of 3,600 square feet on the ground floor.

American River Bank (formerly Bank of Amador, a division of American River Bank), leases premises at 26395 Buckhorn Ridge Road, Pioneer, California. The premises are leased from Joseph T. Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust. The lease term is five (5) years and expires on October 31, 2022. The premises consist of 1,757 square feet of office space on the ground floor, an attached garage consisting of approximately 400 square feet and 1,223 feet of office space on the second floor.

American River Bank, owns premises at 66 Main Street, Ione, California. The premises were purchased April 1, 1995. The purchase price for the land and building was $167,500. The building consists of 2,576 square feet. The land consists of 9,700 square feet.

The leases on the premises located at 1545 River Park Drive, 2150 Douglas Boulevard, 90 South E Street, 11220 Gold River Express Drive, 520 Capitol Mall, 422 Sutter Street, and 3100 Zinfandel Drive, contain options to extend for five years. Included in the above premises is a facility leased from a current director of the Company at terms and conditions which management believes are consistent with the commercial lease market. The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits in Part IV, Item 15 of this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on the NASDAQ National Stock Market (“Nasdaq”) under the symbol “AMRB” on October 26, 2000. Effective July 3, 2006, the Company’s common stock became listed and traded on the Nasdaq Global Select Market. The following table shows the high and the low prices for the common stock, for each quarter during 2017 and 2016, as reported by Nasdaq.

2017	High	Low
First quarter	15.90	13.09
Second quarter	15.20	13.46
Third quarter	14.55	12.97
Fourth quarter	15.69	13.95
2016
First quarter	10.98	9.71
Second quarter	10.97	9.69
Third quarter	10.91	10.15
Fourth quarter	15.99	10.59

The closing price for the Company’s common stock on February 26, 2018 was $15.28.

Holders

As of February 14, 2018, there were approximately 2,560 shareholders of record of the Company’s common stock.

Dividends

The Company paid quarterly cash dividends on its common stock from the first quarter of 2004 through the second quarter of 2009. Prior to that, the Company paid cash dividends twice a year since 1992. On July 27, 2009, the Company announced that the Board of Directors had suspended the payment of cash dividends, until such time that it was prudent to reestablish the payment of cash dividends. On January 25, 2017, the Board reinstated the quarterly cash dividend and in 2017 the Company paid four cash dividends in the aggregate amount of $0.20 per common share. In 2016, there were no cash dividends paid to our shareholders. The Company relies on distributions from the Bank in the form of cash dividends in order to pay cash dividends to our shareholders. It is uncertain whether any dividends will continue to be paid in the future since they are subject to regulatory and statutory restrictions and the evaluation by the Company’s Board of Directors of financial factors including, but not limited to earnings, financial condition and capital requirements of the Company and its subsidiaries.

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

Stock Repurchases

On January 25, 2017, the Company approved and authorized a stock repurchase program for 2017 (the “2017 Program”). The 2017 Program authorized the repurchase during 2017 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 333,086 shares based on the 6,661,726 shares outstanding as of December 31, 2016. In addition, on October 18, 2017, the Company approved and authorized an additional amount of 5% to be purchased under the 2017 Program. During 2017, the Company repurchased 574,748 shares of its common stock at an average price of $14.99 per share. Repurchases under the 2017 Program were made from time to time by the Company in the open market. All such transactions were structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the 2017 Program were retired.

The following table lists shares repurchased during the quarter ended December 31, 2017 and the maximum amount available to repurchase under the repurchase plan. As a result of the completion of the 2017 Program, there is no data to report in the table below.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
October 1 through October 31, 2017	—	—	—	333,086
Month #2
November 1 through November 30, 2017	225,416	15.00	225,416	107,670
Month #3
December 1 through December 31, 2017	16,246	14.97	16,246	—
Total	241,662	14.99	241,662	N/A

The Company repurchased 716,897 shares in 2016, 790,989 shares in 2015, 424,462 shares in 2014, 849,404 shares in 2013, and 575,389 shares in 2012 and did not repurchase any of its shares in 2011 or 2010. Share amounts have been adjusted for stock dividends and/or splits.

On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018 (the “2018 Program”). The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 306,618 shares based on the 6,132,362 shares outstanding as of December 31, 2017. Any repurchases under the 2018 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2018 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2018 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2018 Program at any time without notice.

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

As of and for the Years Ended December 31,

(In thousands, except per share amounts and ratios)

	2017	2016	2015	2014	2013
Operations Data:
Net interest income	$19,353	$20,243	$20,007	$18,797	$17,391
Provision for loan and lease losses	450	(1,344)	—	(541)	200
Noninterest income	1,596	2,045	2,015	2,177	2,015
Noninterest expenses	14,049	13,836	14,080	14,862	14,891
Income before income taxes	6,450	9,796	7,942	6,653	4,315
Income tax expense	3,252	3,392	2,674	2,292	1,258
Net income	$3,198	$6,404	$5,268	$4,361	$3,057

Share Data:
Earnings per share – basic	$0.50	$0.95	$0.70	$0.54	$0.34
Earnings per share – diluted	$0.50	$0.94	$0.70	$0.54	$0.34
Cash dividends per share (1)	$0.20	$0.00	$0.00	$0.00	$0.00
Book value per share	$12.54	$12.59	$11.72	$11.08	$10.25
Tangible book value per share	$9.88	$10.14	$9.50	$9.06	$8.33

Balance Sheet Data:
Assets	$655,622	$651,450	$634,640	$617,754	$592,753
Loans and leases, net	308,713	324,086	289,102	258,057	251,747
Deposits	556,080	544,806	530,690	510,693	483,690
Shareholders’ equity	76,921	83,850	86,075	89,647	87,020

Financial Ratios:
Return on average equity	3.91%	7.60%	6.03%	4.98%	3.38%
Return on average tangible equity	4.88%	9.43%	7.42%	6.12%	4.13%
Return on average assets	0.49%	1.00%	0.85%	0.72%	0.52%
Efficiency ratio (2)	65.84%	60.81%	62.87%	69.96%	75.61%
Net interest margin (2) (3)	3.39%	3.62%	3.63%	3.54%	3.45%
Net loans and leases to deposits	55.52%	59.49%	54.48%	50.53%	52.05%
Net charge-offs (recoveries) to average loans & leases	0.25%	(0.39%)	0.12%	(0.20%)	0.25%
Nonperforming loans and leases to total loans and leases (4)	0.60%	0.01%	0.56%	0.63%	0.77%
Allowance for loan and lease losses to total loans and leases	1.43%	1.47%	1.69%	2.01%	2.08%
Average equity to average assets	12.53%	13.20%	14.02%	14.47%	15.31%
Dividend payout ratio (1)	40%	0%	0%	0%	0%

Capital Ratios:
Leverage capital ratio	9.45%	10.50%	10.97%	11.60%	11.88%
Tier 1 risk-based capital ratio	18.08%	19.02%	19.34%	21.60%	21.95%
Total risk-based capital ratio	19.34%	20.27%	20.59%	22.85%	23.20%

(1)	On January 25, 2017, the Company reinstated the payment of quarterly cash dividends.
(2)	Fully taxable equivalent.
(3)	Excludes the amortization of intangible assets.
(4)	Nonperforming loans and leases consist of loans and leases past due 90 days or more and still accruing and nonaccrual loans and leases.
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

Overview

The Company recorded net income in 2017 of $3,198,000, a decrease of $3,206,000 (50.1%) from $6,404,000 in 2016. Diluted earnings per share were $0.50 for 2017 and $0.94 for 2016. For 2017, the Company realized a return on average equity of 3.91% and a return on average assets of 0.49%, compared to 7.60% and 1.00%, respectively, in 2016.

Net income for 2016 increased $1,136,000 (21.6%) from $5,268,000 in 2015. Diluted earnings per share for 2015 were $0.70. For 2015, the Company realized a return on average equity of 6.03% and return on average assets of 0.85%. Table One below provides a summary of the components of net income for the years indicated (dollars in thousands):

Table One: Components of Net Income

	2017	2016	2015
Interest income*	$20,804	$21,618	$21,340
Interest expense	(1,061)	(910)	(961)
Net interest income*	19,743	20,708	20,379
Provision for loan and lease losses (expense) income	(450)	1,344	—
Noninterest income	1,596	2,045	2,015
Noninterest expense	(14,049)	(13,836)	(14,080)
Provision for income taxes	(3,252)	(3,392)	(2,674)
Tax equivalent adjustment	(390)	(465)	(372)
Net income	$3,198	$6,404	$5,268

Average total assets	$652,720	$638,276	$623,049
Net income as a percentage of average total assets	0.49%	1.00%	0.85%

* Fully taxable equivalent basis (FTE)

During 2017, total assets of the Company increased $4,172,000 (0.6%) from $651,450,000 at December 31, 2016 to $655,622,000 at December 31, 2017. At December 31, 2017, net loans totaled $308,713,000, a decrease of $15,373,000 (4.7%) from the ending balance of $324,086,000 at December 31, 2016. Deposits increased $11,274,000 or 2.1% from $544,806,000 at December 31, 2016 to $556,080,000 at December 31, 2017. Shareholders’ equity decreased $6,929,000 or 8.3% from $83,850,000 at December 31, 2016 to $76,921,000 at December 31, 2017. The Company ended 2017 with a leverage capital ratio of 9.5% and a total risk-based capital ratio of 19.3% compared to a leverage capital ratio of 10.5% and a total risk-based capital ratio of 20.3% at the end of 2016.

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

The Company’s fully taxable equivalent net interest margin was 3.39% in 2017, 3.62% in 2016, and 3.63% in 2015. The fully taxable equivalent net interest income decreased $965,000 (4.7%), from $20,708,000 in 2016 to $19,743,000 in 2017. The fully taxable equivalent net interest income was up $329,000 (1.6%), from $20,379,000 in 2015 to $20,708,000 in 2016.

The fully taxable equivalent interest income component decreased $814,000 (3.8%) from $21,618,000 in 2016 to $20,804,000 in 2017. The decrease in the fully taxable equivalent interest income for 2017 compared to the same period in 2016 is comprised of two components - rate (down $1,337,000) and volume (up $523,000). The rate decrease primarily occurred in the loan and investment portfolios. While average loans increased by $12,894,000 (4.2%) from $306,737,000 during 2016 to $319,631,000 during 2017, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. Yield on loans decreased from 4.88% in 2016 to 4.57% in 2017 and contributed to a decrease of $961,000 in loan interest income. The investment portfolio also contributed to the decrease in interest income. The yield on the investments decreased from 2.51% in 2016 to 2.36% in 2017 and contributed to a decrease of $379,000 in interest income. This decrease in investment income due to rates can also be attributed to the lower overall rate environment as proceeds from paid down securities were invested at lower rates. The volume increase of $523,000 was primarily from the increase of $12,894,000 in average loans mentioned above contributing $600,000 in interest income and partially offset by the decrease in investments reducing interest income by $80,000. When compared to 2016, average investment securities decreased $2,622,000 (1.0%) from $264,176,000 in 2016 compared to $261,554,000 in 2017, as a portion of these funds helped fund the increase in loans.

The fully taxable equivalent interest income component increased $278,000 (1.3%) from $21,340,000 in 2015 to $21,618,000 in 2016. The increase in the fully taxable equivalent interest income for 2016 compared to the same period in 2015 is comprised of two components - rate (down $613,000) and volume (up $891,000). The rate decrease primarily occurred in the loan portfolio. While average loans increased by $27,009,000 (9.7%) from $279,728,000 during 2015 to $306,737,000 during 2016, due to the overall lower interest rate environment, the new loans added were at lower yields than the existing loans. Yield on loans decreased from 5.01% in 2015 to 4.88% in 2016 and contributed to a decrease of $399,000 in loan interest income. The investment portfolio also contributed to the decrease in interest income. The yield on the investments decreased from 2.60% in 2015 to 2.51% in 2016 and contributed to a decrease of $217,000 in interest income. This decrease in investment income due to rates can also be attributed to the lower overall rate environment as proceeds from paid down securities were invested at lower rates. The volume increase of $891,000 was primarily from an increase of $1,346,000 in interest income from the increase in average loans mentioned above and partially offset by a decrease of $454,000 in interest income from a reduction in investments. When compared to 2015, average investment securities decreased $17,168,000 (6.1%) from $281,344,000 in 2015 compared to $264,176,000 in 2016, as a portion of these funds helped fund the increase in loans.

Interest expense was $151,000 (16.6%) higher in 2017 compared to 2016, increasing from $910,000 to $1,061,000. The primary increase in interest expense relates to higher rates (up $177,000). Rates paid on interest bearing liabilities increased four basis points from 0.26% to 0.30% in 2017 compared to 2016. The average balances on interest bearing liabilities were $358,756,000 (or $7,661,000 and 2.2% higher) in 2017 compared to $351,095,000 in 2016. Despite the slightly higher average balances, the Company experienced a slight decrease in interest expense of $26,000 due to volume as a result of a decrease in the higher cost time deposits and other borrowings. Time deposits decreased from $83,144,000 in 2016 to $81,056,000 in 2017 and had a $14,000 impact on the decrease in interest expense due to volume and other borrowings decreased from $17,201,000 in 2016 to $15,522,000 in 2017 and had an $18,000 impact on the decrease in interest expense due to volume.

Interest expense was $51,000 (5.3%) lower in 2016 compared to 2015, decreasing from $961,000 to $910,000. The primary decrease in interest expense relates to lower rates (down $53,000). Rates paid on interest bearing liabilities decreased one basis point from 0.27% to 0.26% in 2016 compared to 2015. The average balances on interest bearing liabilities were $351,095,000 (or $4,957,000 and 1.4% lower) in 2016 compared to $356,052,000 in 2015. Despite the slightly lower average balances, the Company experienced a slight increase in interest expense of $2,000 due to volume as a result of an increase in the higher cost other borrowings which increased from $14,092,000 in 2015 to $17,201,000 in 2016 and had a $32,000 impact on the increase in interest expense due to volume. This increase was offset by a decrease in interest expense of $30,000 related to deposit balances.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Year Ended December 31,	2017			201 6			2015
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets:
Taxable loans and leases (1)	$305,345	$13,947	4.57%	$289,699	$14,008	4.84%	$270,267	$13,547	5.01%
Tax-exempt loans and leases (2)	14,286	667	4.67%	17,038	967	5.68%	9,461	481	5.08%
Taxable investment Securities	238,710	5,287	2.21%	240,149	5,755	2.40%	255,137	6,280	2.46%
Tax-exempt investment securities (2)	22,789	874	3.84%	23,952	867	3.62%	26,128	1,015	3.88%
Corporate stock	55	16	29.09%	75	14	18.67%	79	12	15.19%
Federal funds sold	—	—	—	—	—	—	—	—	—
Interest bearing deposits in other banks	1,258	13	1.03%	996	7	0.70%	994	5	0.50%
Total earning assets	582,443	20,804	3.57%	571,909	21,618	3.78%	562,066	21,340	3.80%
Cash & due from banks	35,876			33,806			26,313
Other assets	39,201			37,753			39,941
Allowance for loan & lease losses	(4,800)			(5,192)			(5,271)

	$652,720			$638,276			$623,049

Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
NOW & MMDA	$197,298	139	0.07%	$190,237	146	0.08%	$196,120	244	0.12%
Savings	64,880	22	0.03%	60,543	19	0.03%	58,910	29	0.05%
Time deposits	81,056	694	0.86%	83,114	565	0.68%	86,930	544	0.63%
Other borrowings	15,522	206	1.33%	17,201	180	1.05%	14,092	144	1.02%
Total interest bearing liabilities	358,756	1,061	0.30%	351,095	910	0.26%	356,052	961	0.27%
Demand deposits	204,565			196,434			173,130
Other liabilities	7,583			6,494			6,537
Total liabilities	570,904			554,023			535,719
Shareholders’ equity	81,816			84,253			87,330
	$652,720			$638,276			$623,049
Net interest income & margin (3)		$19,743	3.39%		$20,708	3.62%		$20,379	3.63%

(1)	Loan and lease interest includes loan and lease fees of $238,000, $253,000 and $322,000 in 2017, 2016 and 2015, respectively.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2017, 2016 and 2015.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
34

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Year ended December 31, 2017 over 2016 (dollars in thousands)
Increase (decrease) in interest income and expense due to change in:

	Volume	Rate (4)	Net Change
Interest-earning assets:
Taxable net loans and leases (1)(2)	$757	$(818)	$(61)
Tax-exempt net loans and leases (3)	(156)	(144)	(300)
Taxable investment securities	(34)	(434)	(468)
Tax-exempt investment securities (3)	(42)	49	7
Corporate stock	(4)	6	2
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	2	4	6
Total	523	(1,337)	(814)

Interest-bearing liabilities:

Demand deposits	5	(12)	(7)
Savings deposits	1	2	3
Time deposits	(14)	143	129
Other borrowings	(18)	44	26
Total	(26)	177	151
Interest differential	$549	$(1,514)	$(965)

Year Ended December 31, 2016 over 2015 (dollars in thousands) Increase (decrease) in interest income and expense due to change in:
	Volume	Rate (4)	Net Change
Interest-earning assets:
Taxable net loans and leases (1)(2)	$974	$(532)	$442
Tax-exempt net loans and leases (3)	372	133	505
Taxable investment securities	(369)	(156)	(525)
Tax-exempt investment securities (3)	(85)	(63)	(148)
Corporate stock	(1)	3	2
Federal funds sold & other	—	—	—
Interest bearing deposits in other banks	—	2	2
Total	891	(613)	278

Interest-bearing liabilities:
Demand deposits	(7)	(91)	(98)
Savings deposits	1	(11)	(10)
Time deposits	(24)	45	21
Other borrowings	32	4	36
Total	2	(53)	(51)
Interest differential	$889	$(560)	$329

(1)	The average balance of non-accruing loans and leases is immaterial as a percentage of total loans and leases and has been included in net loans and leases.
(2)	Loan and lease fees of $238,000, $253,000 and $322,000 for the years ended December 31, 2017, 2016 and 2015, respectively, have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% in 2017, 2016 and 2015.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company experienced net loan and lease losses of $794,000 or 0.25% of average loans and leases during 2017, compared to net loan and lease recoveries of $1,191,000 or 0.39% of average loans and leases during 2016. To support the net losses in 2017, the Company recorded a provision for loan and lease losses of $450,000 during the year. As a result of the net recoveries in 2016, the Company reduced the allowance for loan and lease losses by recording a negative provision for loan and lease losses of $1,344,000. The level of nonperforming loans and leases, which began to increase during the economic cycle of 2007 through 2010, reached a high of $22,571,000 at December 31, 2010, but has decreased to $1,892,000 at December 31, 2017. For additional information see the “Nonaccrual, Past Due and Restructured Loans and Leases” and the “Allowance for Loan and Lease Losses Activity.”

Service Charges and Fees and Other Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Year Ended December 31,
	2017	2016	2015
Service charges on deposit accounts	$465	$502	$498
Income from OREO properties	—	279	335
Merchant fee income	411	377	378
Earnings on bank-owned life insurance	317	322	316
Gain on sale and impairment of securities	161	314	251
Other	242	251	237
	$1,596	$2,045	$2,015

Noninterest income decreased $449,000 (22.0%) to $1,596,000 in 2017 from $2,045,000 in 2016. The decrease from 2016 to 2017 was primarily related to lower gains on sale of securities and lower earnings on OREO properties. Gain on sales of securities decreased $153,000 (48.7%) from 2016 to 2017 and income from OREO properties decreased $279,000 (100.0%) during that same time period. The decrease in OREO income resulted from the sale of the Bank’s only remaining income producing OREO property in the first quarter of 2016.

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

Salaries and Benefits

Salaries and benefits were $8,920,000 (up $485,000 or 5.7%) for 2017, compared to $8,435,000 in 2016. The increase in salary and benefits was due in part to expenses related to a change in the Company’s Chief Executive Officer during the fourth quarter of 2017. This leadership change was announced on October 27, 2017, on a Form 8-K filed with the Securities and Exchange Commission. The leadership change resulted in salary and benefit expenses of $597,000 in 2017. The expenses related to the leadership change were partially offset by lower salary expenses. Salary expenses decreased $206,000 (3.5%) from $5,853,000 in 2016 to $5,647,000 in 2017. The decrease in salaries resulted from a lower number of average full time equivalent employees, which decreased from 98 in 2016 to 93 in 2017.

Salaries and benefits were $8,435,000 (down $93,000 or 1.1%) for 2016, compared to $8,528,000 in 2015. The decrease in salary and benefits was due in part to lower employee benefits which decreased $102,000 (7.2%) from $1,422,000 in 2015 to $1,320,000 in 2016. The decrease in other employee benefits, which includes health care related benefits, 401(k) matching, and employee placement fees, was primarily related to lower employer paid health care insurance and lower employee placement fees paid in 2016.

Other Real Estate Owned

The total other real estate owned (“OREO”) expense in 2017 was $44,000 (down $202,000 or 82.1%) compared to $246,000 in 2016. The primary reason for the decrease in OREO related expenses was due to the sale of a number of properties, including office buildings which have high operating expenses, and lower property write-downs. Operating expenses on the properties held in 2017 totaled $52,000 compared to $128,000 in 2016. In 2017, the gains on sale, which offset the overall OREO expense, were lower than in 2016. Gains from properties sold in 2017 totaled $8,000 compared to a $258,000 in 2016. There were no write-downs on any of the properties held during 2017 compared to write-downs of $376,000 in 2016. At December 31, 2017, the Company held one property with a book value of $961,000.

The total OREO expense in 2016 was $246,000 (down $76,000 or 23.6%) compared to $322,000 in 2015. The primary reason for the decrease in OREO related expenses was due to the sale of a number of properties, which resulted in lower operating expenses and lower property write-downs. Operating expenses on the properties held in 2016 totaled $128,000 compared to $245,000 in 2015. In 2016, the gains on sale, which offset the overall OREO expense, were higher than in 2015. Gains from properties sold in 2016 totaled $258,000 compared to a loss of $1,000 in 2015. These reductions were offset by higher write-downs in 2016. In 2016, write-downs were $376,000 compared to $76,000 in 2015. This increase in the write-downs in 2016 was related to a single property that was evaluated during the first quarter of 2016. This property was eventually sold in 2016 for a gain of $89,000.

Occupancy, Furniture and Equipment

Occupancy expense decreased $122,000 (10.4%) during 2017 to $1,053,000, compared to $1,175,000 in 2016. Furniture and equipment expense decreased $66,000 (10.1%) during 2017 to $586,000 compared to $652,000 in 2016. The decrease in occupancy resulted from the Company renewing leases at more favorable terms or relocating branch offices to smaller locations. The furniture and equipment expense decrease resulted from lower depreciation expense on equipment owned by the Company.

Occupancy expense decreased $8,000 (0.1%) during 2016 to $1,175,000, compared to $1,183,000 in 2015. Furniture and equipment expense decreased $38,000 (5.5%) during 2016 to $652,000 compared to $690,000 in 2015. The decrease in the furniture and equipment expense resulted from lower maintenance expense on the Company’s equipment.

Regulatory Assessments

Regulatory assessments include fees paid to the California Department of Business Oversight (the “DBO”) and the Federal Deposit Insurance Corporation (the “FDIC”). FDIC assessments decreased $50,000 (19.5%) during 2017 to $206,000, compared to $256,000 in 2016. The majority of this decrease resulted from a lower assessment rate as a result of the Deposit Insurance Fund achieving the FDIC’s target level of 1.15% during 2016, which resulted in lower assessments for community banks such as American River Bank. The assessments paid to the DBO in 2017 were $74,000, compared to an expense of $72,000 in 2016.

FDIC assessments decreased $68,000 (21.0%) during 2016 to $256,000, compared to $324,000 in 2015. The majority of this decrease resulted from a lower assessment rate as a result of lower nonperforming assets and the Deposit Insurance Fund achieving the FDIC’s target level of 1.15% during 2016. The assessments paid to the DBO in 2016 were $72,000 compared to $71,000 in 2015.

Other Expenses

Table Five below provides a summary of the components of the other noninterest expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Professional fees	$1,140	$995	$863
Outsourced item processing	319	366	360
Directors’ expense	427	417	402
Telephone and postage	360	357	368
Stationery and supplies	135	141	143
Advertising and promotion	175	129	164
Other operating expenses	610	595	662
	$3,166	$3,000	$2,962

Other expenses were $3,166,000 (up $166,000 or 5.5%) for 2017, compared to $3,000,000 for 2016. The increase in other expenses occurred primarily in the professional expense category. Professional expenses, which primarily include legal, accounting and other professional services, increased $145,000 (14.6%), from $995,000 in 2016 to $1,140,000 in 2017. Much of this increase is related to the leadership change that occurred during the fourth quarter of 2017 resulting in professional expenses of $78,000 and fees paid in 2017 related to strategic planning consulting of $38,000. The overhead efficiency ratio on a taxable equivalent basis for 2017 was 65.8% compared to 60.8% in 2016.

Other expenses were $3,000,000 (up $38,000 or 1.3%) for 2016, compared to $2,962,000 for 2015. The increase in other expenses occurred primarily in the professional expense category. Professional expenses, which primarily include legal, accounting and other professional services, increased $132,000 (15.3%), from $863,000 in 2015 to $995,000 in 2016. Much of this increase is related to network administration fees. Network administration fees increased from $278,000 to $441,000 related to additional work performed by the network vendor, including full hosting of the Company’s computer network. The overhead efficiency ratio on a taxable equivalent basis for 2016 was 60.8% compared to 62.9% in 2015.

Provision for Income Taxes

The effective tax rate on income was 50.4%, 34.6%, and 33.7% in 2017, 2016 and 2015, respectively. The effective tax rate differs from the federal statutory tax rate due to state tax expense (net of federal tax effect) of $420,000, $697,000, and $516,000 in these years. Tax-exempt income of $1,471,000, $1,681,000, and $1,412,000 from investment securities, loans, and bank-owned life insurance in these years helped to reduce the effective tax rate. The higher effective tax rate in 2017 compared to 2016 resulted from the Company recording an income tax expense adjustment of $1,220,000 related to “H.R.1” commonly referred to as the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The adjustment relates to revaluing the Company’s net deferred tax assets using the new lower corporate federal income tax rate of 21% effective January 1, 2018, which was a reduction from the Company’s 2017 rate of 34%. The Company experienced a lower level of taxable income in 2017 compared to 2016 as taxable income decreased $3,346,000 (34.2%) from $9,796,000 in 2016 to $6,450,000 in 2017, which resulted in an overall lower tax expense. Excluding the $1,220,000 adjustment related to H.R.1, the tax expense would have been $2,032,000 a decrease of $1,360,000 (40.1%) compared to the $3,392,000 tax expense recorded in 2016.

Balance Sheet Analysis

The Company’s total assets were $655,622,000 at December 31, 2017 compared to $651,450,000 at December 31, 2016, representing an increase of $4,172,000 (0.6%). The average balances of total assets during 2017 were $652,720,000, up $14,444,000 or 2.3% from the 2016 average balances of total assets of $638,276,000.

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

Table Six: Investment Securities Composition

(dollars in thousands)

Available-for-sale (at fair value)	2017	2016	2015
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$232,869	$229,785	$246,185
Obligations of states and political subdivisions	22,715	22,612	26,013
Corporate debt securities	6,626	1,519	1,551
Equity securities:
Corporate stock	112	104	70
Total available-for-sale investment securities	$262,322	$254,020	$273,819

Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and US Government-Sponsored Agencies	$378	$483	$623
Total held-to-maturity investment securities	$378	$483	$623
38

Net unrealized losses on available-for-sale investment securities totaling $456,000 were recorded, net of $135,000 in tax assets, as accumulated other comprehensive income within shareholders’ equity at December 31, 2017 and net unrealized gains on available-for-sale investment securities totaling $916,000 were recorded, net of $372,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2016.

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

Loans and Leases

The Company concentrates its lending activities in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. At December 31, 2017, these categories accounted for approximately 8%, 59%, 25%, 2%, 5%, 0%, 1% and 0%, respectively, of the Company’s loan portfolio. This mix was relatively unchanged compared to 11%, 58%, 22%, 3%, 5%, 0%, 1% and 0%, respectively, at December 31, 2016. Also, as noted in Table 7 below, lease financing receivable, agriculture, and consumer loan balances have decreased as the Company’s primary focus is commercial and real estate loans.

Continuing focus in the Company’s market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating approximately $30 million in new loans in 2017, however, this production was offset by normal pay downs and payoffs, and resulted in an overall net decrease in net loans and leases of $15.4 million (4.7%) from December 31, 2016. The market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity. Table Seven below summarizes the composition of the loan and lease portfolio for the past five years as of December 31.

Table Seven: Loan and Lease Portfolio Composition

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial	$25,377	$35,374	$36,195	$25,186	$24,545
Real estate:
Commercial	185,452	191,129	199,591	193,871	184,204
Multi-family	78,025	73,373	23,494	14,167	11,085
Construction	5,863	9,180	14,533	8,028	9,633
Residential	15,813	15,718	14,200	13,309	17,703
Lease financing receivable	205	404	732	1,286	1,344
Agriculture	1,713	2,302	2,431	2,882	3,120
Consumer	945	1,650	3,122	4,916	5,772
	313,393	329,130	294,298	263,645	257,406
Deferred loan fees, net	(202)	(222)	(221)	(287)	(313)
Allowance for loan and lease losses	(4,478)	(4,822)	(4,975)	(5,301)	(5,346)
Total net loans and leases	$308,713	$324,086	$289,102	$258,057	$251,747
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

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans are originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates during the last recession, resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at December 31, 2017 and December 31, 2016.

Average loans and leases in 2017 were $319,631,000, which represents an increase of $12,894,000 (4.2%) compared to the average in 2016. Average loans and leases in 2016 were $306,737,000 which represents an increase of $27,009,000 (9.7%) compared to the average in 2015.

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

In management’s judgment, a concentration exists in real estate loans which represented approximately 91% of the Company’s loan and lease portfolio at December 31, 2017 and 88% at December 31, 2016. Management believes that the residential land portion of the Company’s loan portfolio carries a reasonable level of credit risk. As of December 31, 2017, outstanding unimproved residential land commitments were $2,335,000 (or just 0.8% of the total real estate loans). Of the $2,335,000, $2,282,000 (98%) was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio. Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Northern California Wildfires

Beginning on October 8, 2017, much of the North Bay region of Northern California was struck by massive wildfires which destroyed numerous properties and adversely affected the region’s economy. Our two offices in Healdsburg and Santa Rosa were not damaged. Some of the Company’s clients did lose their homes, but we do not have loans on those properties. We currently believe that losses, if any, to commercial or business properties that secure our loans is not material. At December 31, 2017, the Company had approximately 9% of total loans in the Sonoma County market, the majority of which are secured by commercial property. Management continues to closely monitor the situation and continues to respond to needs of clients and employees. It is not possible at this time to assess the full scope of this disaster or its long-term impact on our clients and the economy of the region. As of December 31, 2017, none of the loans in the Sonoma County market were greater than 30 days past due.

Nonaccrual, Past Due and Restructured Loans and Leases

Management places loans and leases on nonaccrual status when they become 90 days past due or if a loss is expected, unless the loan or lease is well secured and in the process of collection. Loans and leases are partially or fully charged off when, in the opinion of management, collection of such amount appears unlikely.

The recorded investments in nonperforming loans and leases, which includes nonaccrual loans and leases and loans and leases that were 90 days or more past due and on accrual, totaled $1,892,000 and $19,000 at December 31, 2017 and 2016, respectively. The $1,892,000 in nonperforming loans and leases at December 31, 2017 were comprised of one commercial loan totaling $1,597,000, one commercial real estate loan totaling $289,000, and one consumer loan totaling $6,000. The $1,597,000 commercial loan is a shared national credit to a large retailer purchased by the Company in 2013. The initial loan balance was $3,000,000 and had paid as agreed down to $2,692,000. In September 2017, the retailer filed for bankruptcy reorganization. At that time the loan was placed on nonaccrual and the loan balance has subsequently been was reduced by $1,095,000 through a $1,073,000 loss charged to the loan and lease loss allowance and $22,000 applied to principal from payments made by the borrower. This bankruptcy filing occurred late in the third quarter and the Company has been using the latest information available to perform an impairment analysis. As more information becomes available, the Company will update the impairment analysis, which could lead to further charges to the loan loss allowance. At December 31, 2016, the $19,000 in nonperforming loans consisted of two consumer loans.

Table Eight:  Nonperforming Loans and Leases

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Past due 90 days or more and still accruing:
Commercial	$—	$—	$—	$—	$80
Real estate	—	—	—	—	—
Lease financing receivable	—	—	—	—	—
Consumer and other	—	—	—	—	—
Nonaccrual:
Commercial	1,597	—	30	666	766
Real estate	289	—	1,493	845	977
Lease financing receivable	—	—	—	—	—
Consumer and other	6	19	120	142	156
Total nonperforming loans and leases	$1,892	$19	$1,643	$1,653	$1,979

Interest income recognized from payments received on nonaccrual loans and leases was approximately $2,000 in 2017, $115,000 in 2016 and $59,000 in 2015. Table Eight below sets forth nonaccrual loans and leases and loans and leases past due 90 days or more and on accrual as of year-end for the past five years. There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of December 31, 2017. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2017, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Management monitors the Company’s performance metrics including the ratios related to nonperforming loans and leases. From 2008 to 2010, the Company experienced an increase in nonperforming loans and leases. In 2011, the focused efforts of the previous years resulted in a decrease in these levels. From 2012 to 2017, the level of nonperforming loans and leases continued to decrease to a level below the amount reported at December 31, 2008. However, the variations in the amount of nonperforming loans and leases does not directly impact the level of the Company’s allowance for loan and lease losses as management monitors each of the loans and leases for loss potential or probability of loss on an individual basis using accounting principles generally accepted in the United States of America.

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

The recorded investment in loans and leases that were considered to be impaired totaled $13,757,000 at December 31, 2017 and had a related valuation allowance of $355,000. The average recorded investment in impaired loans and leases during 2017 was approximately $14,046,000. As of December 31, 2016, the recorded investment in loans and leases that were considered to be impaired totaled $17,297,000 and had a related valuation allowance of $421,000. The average recorded investment in impaired loans and leases during 2016 was approximately $17,503,000. As of December 31, 2015, the recorded investment in loans and leases that were considered to be impaired totaled $21,365,000 and had a related valuation allowance of $899,000. The average recorded investment in impaired loans and leases during 2015 was approximately $20,818,000.

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

The ALLL totaled $4,478,000 or 1.43% of total loans and leases at December 31, 2017, $4,822,000 or 1.47% of total loans and leases at December 31, 2016, and $4,975,000 or 1.69% at December 31, 2015. The decrease in the allowance for loan and lease losses from $4,822,000 at December 31, 2016 to $4,478,000 at December 31, 2017, was mainly due to a decrease in historical losses impacting the loss factor used in calculating the reserve on loans collectively valued for impairment and a reduction in the valuation allowances held for impaired loans. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loans and leases as a percentage of nonperforming loans and leases was 236.7% at December 31, 2017 and 25,379.0% at December 31, 2016. The allowance for loans and leases as a percentage of impaired loans and leases was 32.6% at December 31, 2017 and 27.9% at December 31, 2016. Of the total nonperforming and impaired loans and leases outstanding as of December 31, 2017, there were $2,468,000 in loans or leases that had been reduced by partial charge-offs of $1,480,000.

At December 31, 2017, there was $7,601,000 in impaired loans or leases that did not carry a specific reserve. Of this amount, $2,105,000 were loans or leases that had previous partial charge-offs and $5,496,000 were loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. Prior to 2013, the Company had been operating in a market that had experienced significant decreases in real estate values of commercial, residential, land, and construction properties. As such, the Company continues to focus on monitoring collateral values for those loans considered collateral dependent. The collateral evaluations performed by the Company are updated as necessary, which is generally once every twelve months, and are reviewed by a qualified credit officer.

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

Table Nine: Allowance for Loan and Lease Losses

(dollars in thousands)
	Year Ended December 31,
	2017	2016	2015	2014	2013
Average loans and leases outstanding	$319,631	$306,737	$279,728	$253,898	$252,807

Allowance for loan & lease losses at beginning of period	$4,822	$4,975	$5,301	$5,346	$5,781
Loans and leases charged off:
Commercial	1,073	—	609	—	377
Real estate	—	93	—	—	534
Consumer	—	34	6	76	1
Lease financing receivable	—	—	1	—	26
Total	1,073	127	616	76	938
Recoveries of loans and leases previously charged off:
Commercial	6	660	123	256	215
Real estate	228	534	165	163	88
Consumer	4	124	2	150	—
Lease financing receivable	41	—	—	3	—
Total	279	1,318	290	572	303
Net loans and leases charged off (recovered)	794	(1,191)	326	(496)	635
Additions (reductions) to allowance charged (credited) to operating expenses	450	(1,344)	—	(541)	200
Allowance for loan and lease losses at end of period	$4,478	$4,822	$4,975	$5,301	$5,346

Ratio of net charge-offs (recoveries) to average loans and leases outstanding	0.25%	(0.39%)	0.12%	(0.20%)	0.25%

Provision for loan and lease losses to average loans and leases outstanding	0.14%	(0.44%)	—	(0.21%)	0.08%

Allowance for loan and lease losses to total loans and leases, at end of period	1.43%	1.47%	1.69%	2.01%	2.08%

Allowance for loan and lease losses to nonperforming loans and leases, at end of period	236.68%	25,378.95%	302.80%	320.69%	270.14%
44

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and leases, qualitative factors, uncertainty inherent in the estimation process and historical loss data. A risk exists that future losses cannot be precisely quantified or attributed to particular loans or leases or classes of loans and leases. Management continues to evaluate the loan and lease portfolio and assesses current economic conditions that will affect management’s conclusion as to future allowance levels. Table Ten below summarizes the allocation of the allowance for loan and lease losses for the five years ended December 31, 2017.

Table Ten: Allowance for Loan and Lease Losses by Loan Category
(dollars in thousands)
	December 31, 2017		December 31, 2016		December 31, 2015
		Percent of loans		Percent of loans		Percent of loans
		in each category		in each category		in each category
	Amount	to total loans	Amount	to total loans	Amount	to total loans
Commercial	$447	8%	$855	12%	$860	12%
Real estate	3,695	91%	3,600	86%	3,729	86%
Agriculture	31	1%	64	1%	77	1%
Consumer	14	—	24	1%	78	1%
Lease financing receivable	—	—	1	—	1	—
Unallocated	291	—	278	—	230	—
Total	$4,478	100%	$4,822	100%	$4,975	100%

	December 31, 2014		December 31, 2013
		Percent of loans		Percent of loans
		in each category		in each category
	Amount	to total loans	Amount	to total loans
Commercial	$1,430	10%	$885	10%
Real estate	3,429	86%	4,010	86%
Agriculture	62	1%	80	1%
Consumer	124	2%	161	2%
Lease financing receivable	2	1%	4	1%
Unallocated	254	—	206	—
Total	$5,301	100%	$5,346	100%

The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan and lease category represents the total amounts available for charge-offs that may occur within these categories.

Other Real Estate Owned

The balance in OREO at December 31, 2017 consisted of one property acquired through foreclosure. The balance in OREO at December 31, 2016 consisted of two properties acquired through foreclosure. During 2017, the Company received $395,000 in cash from the net proceeds of the sale of one OREO property with a net gain of $8,000 and there was no financing provided by the Bank. During 2017, the Company did not acquire any OREO properties. There was $961,000 in OREO at December 31, 2017 with no valuation allowance and $1,348,000 in OREO at December 31, 2016 with no valuation allowance.

Deposits

At December 31, 2017, total deposits were $556,080,000 representing an increase of $11,274,000 (2.1%) from the December 31, 2016 balance of $544,806,000. The Company’s deposit growth plan for 2017 was to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and interest-bearing checking, and savings accounts, while continuing to focus on reducing overall interest expense. Due to these efforts, the Company experienced increases during 2017 in noninterest-bearing demand ($14,415,000 or 7.2%), interest-bearing checking ($57,000 or 0.1%), and savings ($1,390,000 or 2.1%) and decreases in money market ($1,310,000 or 1.0%) and time deposit ($3,278,000 or 4.0%) accounts. The decrease in money market accounts is related to the plan to reduce interest expense as the Company evaluated the rate structure on some of the higher cost money market accounts and reduced the interest rates on some accounts.

Other Borrowed Funds

Other borrowings outstanding as of December 31, 2017 consist of advances from the Federal Home Loan Bank (the “FHLB”). The following table summarizes these borrowings (dollars in thousands):

	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$3,500	1.39%	$3,500	1.01%	$3,500	1.28%

Long-term borrowings:
FHLB advances	$12,000	1.41%	$12,000	1.32%	$7,500	1.24%

The maximum amount of short-term borrowings at any month-end during 2017, 2016 and 2015, was $3,500,000, $25,500,000, and $11,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$3,500	$12,000
Maturity	2018	2019 to 2021
Average rates	1.39%	1.41%

The Company has the ability to enter into letters of credit with the FHLB. There were no letters of credit outstanding as of December 31, 2017 or 2016. There were no amounts drawn upon any letter of credit in 2017 or 2016 and management does not expect to draw upon these sources of liquidity in the foreseeable future.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continuing operations and expansion.

On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”). The 2016 Program authorized the repurchase during 2016 of up to 5% of the outstanding shares of the Company’s common stock. In addition, on April 20, 2016, the Company approved and authorized an additional amount of 5% to be purchased under the 2016 Program. During 2016, the Company repurchased 716,897 shares of its common stock at an average price of $10.34 per share. On January 25, 2017, the Company approved and authorized a stock repurchase program for 2017 (the “2017 Program”). The 2017 Program authorized the repurchase during 2017 of up to 5% of the outstanding shares of the Company’s common stock. In addition, on October 18, 2017, the Company approved and authorized an additional amount of 5% to be purchased under the 2017 Program. During 2017, the Company repurchased 574,748 shares of its common stock at an average price of $14.99 per share

On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018 (the “2018 Program”). The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 308,618 shares based on the 6,132,362 shares outstanding as of December 31, 2017. Any repurchases under the 2018 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2018 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2018 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2018 Program at any time without notice.

The Company did not repurchase any shares in 2011 or 2010 and repurchased 575,389 shares in 2012, 849,404 shares in 2013, 424,462 in 2014, and 790,989 shares in 2015. Share amounts have been adjusted for stock dividends and/or splits. See Part II, Item 5, “Stock Repurchases” for more information regarding stock repurchases.

The Company and American River Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2017 and 2016, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

At December 31, 2017, shareholders’ equity was $76,921,000, representing a decrease of $6,929,000 (8.3%) from $83,850,000 at December 31, 2016. The decrease resulted from repurchases of common stock of $8,641,000, the payment of cash dividends of $1,293,000, and a decrease in other comprehensive income of $817,000, as a result of the decrease in the unrealized gain on securities due to an increase in interest rates, exceeding the additions from net income of $3,198,000 for the period and the stock based compensation expense of $624,000. In 2016, shareholders’ equity decreased $2,225,000 (2.6%) from $86,075,000 at December 31, 2015. The decrease resulted from the reductions in other comprehensive income and repurchases of common stock exceeding the additions from net income for the period and the increase in stock based compensation expense.

Table Eleven below lists the Company’s and American River Bank’s actual capital ratios at December 31, 2017 and 2016, as well as the minimum capital ratios for capital adequacy. The ratio for the minimum regulatory requirement includes the capital conservation buffer of 1.25% as of December 31, 2017 and 0.625% as of December 31, 2016.

Table Eleven: Capital Ratios

	At December 31,		Minimum Regulatory Capital Requirements
	2017	2016	2017	2016
American River Bankshares:
Leverage ratio	9.5%	10.5%	5.3%	4.6%
Tier 1 Risk-Based Capital	18.1%	19.0%	7.3%	6.6%
Total Risk-Based Capital	19.3%	20.3%	9.3%	8.6%

American River Bank:
Leverage ratio	9.3%	10.6%	5.3%	4.6%
Common Equity Tier 1 Capital	17.7%	18.9%	5.8%	5.1%
Tier 1 Risk-Based Capital	17.7%	18.9%	7.3%	6.6%
Total Risk-Based Capital	19.0%	20.2%	9.3%	8.6%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. At December 31, 2017, American River Bank’s ratios were in excess of the regulatory definition of “well capitalized.” Management believes that the Company’s capital is adequate to support current operations and anticipated growth and currently foreseeable future capital requirements of the Company and its subsidiaries.

Effective January 1, 2015, bank holding companies with consolidated assets of $1 Billion or more and banks like American River Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6%; (iii) a total capital to total risk weighted assets ratio of 8%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, with specialized software built for this specific purpose for financial institutions, the Company is able to estimate the potential impact of changing interest rates on earnings, net interest margin and market value of equity. A balance sheet is prepared using detailed inputs of actual loans, securities and interest-bearing liabilities (i.e. deposits/borrowings). The balance sheet is processed using multiple interest rate scenarios. The scenarios include a rising rate forecast, a flat rate forecast and a falling rate forecast which take place within a one-year time frame. The net interest income is measured over one-year and two-year periods assuming a gradual change in rates over the twelve-month horizon. The simulation modeling attempts to estimate changes in the Company’s net interest income utilizing a detailed current balance sheet. Table Twelve below summarizes the effect on net interest income (NII) of a ±100 and ±200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Table Twelve: Interest Rate Risk Simulation of Net Interest as of December 31, 2017

(dollars in thousands)

	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon
Variation from a constant rate scenario
+100bp	$403	$896
+200bp	$641	$1,453
-100bp	$(635)	$(1,452)
-200bp	$(1,274)	$(2,835)

After a review of the model results as of December 31, 2017, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company during the years ended December 31, 2017, 2016 and 2015.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2017 were approximately $10,923,000 and $121,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 2017, consolidated liquid assets totaled $226.3 million or 34.5% of total assets compared to $224.2 million or 34.4% of total assets on December 31, 2016. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $17,000,000 with two of its correspondent banks. At December 31, 2017, the Company had $17,000,000 available under these credit lines. Additionally, American River Bank is a member of the FHLB. At December 31, 2017, American River Bank could have arranged for up to $133,046,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At December 31, 2017, the Company had $117,546,000 available under these secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank. The borrowing can be secured by pledging selected loans and investment securities. Based on the amount of assets pledged at the Federal Reserve Bank at December 31, 2017, the Company’s borrowing capacity was $9,085,000.

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

Table Thirteen: Certificates of Deposit Maturities
December 31, 2017
(dollars in thousands)	Less than $250,000	Over $250,000
Three months or less	$8,210	$16,104
Over three months through six months	4,817	18,969
Over six months through twelve months	6,188	1,115
Over twelve months	14,640	9,641
Total	$33,855	$45,826

Loan and lease demand also affects the Company’s liquidity position. Table Fourteen below presents the maturities of loans and leases for the period indicated.

Table Fourteen: Loan and Lease Maturities (Gross Loans and Leases)

December 31, 2017
	One year	One year through	Over
(dollars in thousands)	or less	five years	five years	Total
Commercial	$4,075	$8,354	$12,948	$25,377
Real estate	19,865	61,960	203,328	285,153
Agriculture	70	—	1,643	1,713
Consumer	373	313	259	945
Leases	—	205	—	205
Total	$24,383	$70,832	$218,178	$313,393

Loans and leases shown above with maturities greater than one year include $184,668,000 of variable interest rate loans and $104,342,000 of fixed interest rate loans and leases. The carrying amount, maturity distribution and weighted average yield of the Company’s investment securities available-for-sale and held-to-maturity portfolios are presented in Table Fifteen below. The yields on tax-exempt obligations have been computed on a tax equivalent basis. Yields may not represent actual future income to be recorded. Timing of principal prepayments on mortgage-backed securities may increase or decrease depending on market factors and the borrowers’ ability to make unscheduled principal payments. Fast prepayments on bonds that were purchased with a premium will result in a lower yield and slower prepayments on premium bonds will result in a higher yield, the opposite would be true for bonds purchased at a discount. Table Fifteen does not include FHLB Stock, which does not have stated maturity dates or readily available market values. The balance in FHLB Stock at December 31, 2017, 2016 and 2015 was $3,932,000, $3,779,000 and $3,779,000, respectively.

Table Fifteen: Securities Maturities and Weighted Average Yields

(Taxable Equivalent Basis)
December 31,	2017			2016		2015
(dollars in thousands)	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
Available-for-sale securities:
State and political subdivisions
Maturing within 1 year	$—	—	$580	5.39%	$494	2.40%
Maturing after 1 year but within 5 years	3,018	2.23%	2,328	4.35%	3,746	5.93%
Maturing after 5 years but within 10 years	14,389	4.42%	14,486	4.36%	15,543	4.29%
Maturing after 10 years	5,307	4.11%	5,218	3.23%	6,230	4.29%
U.S. Government Agencies and U.S.-Sponsored Agencies	232,869	2.10%	229,785	2.04%	246,185	2.11%
Other
Maturing after 1 year but within 5 years	2,469	2.72%	1,519	4.88%	1,551	4.88%
Maturing after 5 years but within 10 years	4,158	4.56%	1,519	4.88%	1,551	4.88%
Non-maturing	112	0.00%	104	0.00%	70	0.00%
Total investment securities	$262,322	2.32%	$254,020	2.35%	$273,819	2.35%

Held-to-maturity securities:
U.S. Government Agencies and U.S.-Sponsored Agencies	$378	5.46%	$483	5.43%	$623	4.68%
Total investment securities	$378	5.46%	$483	5.43%	$623	4.68%

The carrying values of available-for-sale securities include net unrealized (losses) gains of ($456,000), $916,000 and $3,504,000 at December 31, 2017, 2016 and 2015, respectively. The carrying values of held-to-maturity securities do not include unrealized gains or losses; however, the net unrecognized gains at December 31, 2017, 2016 and 2015 were $26,000, $38,000 and $46,000, respectively.

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

As of December 31, 2017, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. At origination, real estate commitments are generally secured by property with a loan-to-value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable interest rates. The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2017	2016
Commitments to extend credit (dollars in thousands):

Revolving lines of credit secured by 1-4 family residences	$175	$251
Commercial real estate, construction and land development commitments secured by real estate	3,565	10,027
Other unused commitments, principally commercial loans	7,183	9,450
	$10,923	$19,728

Letters of credit	$121	$238

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

Contractual Obligations

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases are noted in Table Sixteen below. Table Sixteen below presents certain of the Company’s contractual obligations as of December 31, 2017.

Table Sixteen: Contractual Obligations
(dollars in thousands)	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt	$15,500	$3,500	$10,000	$2,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	4,009	765	1,247	1,109	888
Purchase Obligations	—	—	—	—	—
Certificates of Deposit	79,681	55,400	10,887	13,394	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	4,691	428	751	786	2,276
Total	$103,881	$60,093	$22,885	$17,289	$3,614

Included in the table are amounts payable under the Company’s Deferred Compensation Plan, Deferred Fees Plan and salary continuation agreements listed in the “Other Long-Term Liabilities…” category. At December 31, 2017, these amounts represented $4,691,000 most of which is anticipated to be primarily payable at least five years in the future.

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The Company has assessed its revenue streams and reviewed its contracts that could potentially be affected by the ASU including deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s financial position, results of operations or cash flows. The Company adopted ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach. The effects of adopting ASU No. 2014-09 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminated the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance also requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 was effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption was permitted, but all of the guidance must be adopted in the same period. The Company adopted the provisions of ASU No. 2016-09 in the first quarter of 2017. The Company recorded a benefit of $252,000 as a reduction of the provision for income taxes for the year ended December 31, 2017, related to the adoption of ASU No. 2016-09.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under ASU 2018-02, entities are allowed, but not required, to reclassify from Accumulated Other Comprehensive Income (“AOCI”) to retained earnings stranded tax effects resulting from the new federal corporate income tax rate of the Tax Cuts and Jobs Act (“TCJA”). The reclassification could include other stranded tax effects that relate to the TCJA but do not directly relate to the change in the federal rate, e.g., state taxes, changing from a worldwide tax system to a territorial system. Tax effects that are stranded in AOCI for other reasons, e.g., prior changes in tax law, a change in valuation allowance, may not be reclassified. Entities also will have an option to adopt the standard retrospectively or in the period of adoption. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of ASU No. 2018-02 in the fourth quarter of 2017. The Company reclassified the disproportionate tax effect resulting from the TCJA by increasing retained earnings by $48,000 and reducing AOCI by $48,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A of Form 10-K is contained in the “Market Risk Management” section of Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 48.

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

Crowe Horwath LLP
Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

American River Bankshares

Rancho Cordova, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American River Bankshares and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

Crowe Horwath LLP

We have served as the Company’s auditor since 2011.

Sacramento, California

February 27, 2018

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(Dollars in thousands)

	2017	2016

ASSETS

Cash and due from banks	$38,467	$27,589
Interest-bearing deposits in banks	1,746	999
Investment securities (Note 5):
Available-for-sale, at fair value	262,322	254,020
Held-to-maturity, at amortized cost; fair value of $404 in 2017 and $521 in 2016	378	483
Loans and leases, less allowance for loan and lease losses of $4,478 in 2017 and $4,822 in 2016 (Notes 6, 7, 12 and 17)	308,713	324,086
Premises and equipment, net (Note 8)	1,158	1,362
Federal Home Loan Bank of San Francisco stock	3,932	3,779
Other real estate owned, net	961	1,348
Goodwill (Note 4)	16,321	16,321
Bank-owned life insurance (Note 16)	15,122	14,805
Accrued interest receivable and other assets (Notes 11 and 16)	6,502	6,658

	$655,622	$651,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$215,528	$201,113
Interest-bearing (Note 9)	340,552	343,693

Total deposits	556,080	544,806

Short-term borrowings (Note 10)	3,500	3,500
Long-term borrowings (Note 10)	12,000	12,000
Accrued interest payable and other liabilities (Note 16)	7,121	7,294

Total liabilities	578,701	567,600

Commitments and contingencies (Note 12)

Shareholders’ equity (Notes 13 and 14):
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding – 6,132,362 shares in 2017 and 6,661,726 shares in 2016	34,463	42,484
Retained earnings	42,779	40,822
Accumulated other comprehensive (loss) income, net of taxes (Note 5)	(321)	544

Total shareholders’ equity	76,921	83,850

	$655,622	$651,450

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands, except per share data)

	2017	2016	2015
Interest income:
Interest and fees on loans and leases:
Taxable	$13,947	$14,008	$13,566
Exempt from Federal income taxes	499	723	345
Interest on deposits in banks	13	7	5
Interest and dividends on investment securities:
Taxable	5,300	5,769	6,292
Exempt from Federal income taxes	655	646	760

Total interest income	20,414	21,153	20,968

Interest expense:
Interest on deposits (Note 9)	855	730	817
Interest on borrowings	206	180	144

Total interest expense	1,061	910	961

Net interest income	19,353	20,243	20,007

Provision for loan and lease losses (Note 7)	450	(1,344)	—

Net interest income after provision for loan and lease losses	18,903	21,587	20,007

Noninterest income:
Service charges	465	502	498
Gain on sale and call of investment securities (Note 5)	161	314	251
Income from other real estate owned properties	—	279	335
Other income (Note 15)	970	950	931

Total noninterest income	1,596	2,045	2,015

Noninterest expense:
Salaries and employee benefits (Notes 6 and 16)	8,920	8,435	8,528
Other real estate expense	44	246	322
Occupancy (Notes 8, 12 and 17)	1,053	1,175	1,183
Furniture and equipment (Notes 8 and 12)	586	652	690
Regulatory assessments	280	328	395
Other expense (Note 15)	3,166	3,000	2,962

Total noninterest expense	14,049	13,836	14,080

Income before provision for income taxes	6,450	9,796	7,942

Provision for income taxes (Note 11)	3,252	3,392	2,674

Net income	$3,198	$6,404	$5,268

Basic earnings per share (Note 13)	$0.50	$0.95	$0.70

Diluted earnings per share (Note 13)	$0.50	$0.94	$0.70

Cash dividends per share of issued and outstanding common stock	$0.20	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	2017	2016	2015
Net income	$3,198	$6,404	$5,268
Other comprehensive income:
Decrease in net unrealized gains on investment securities	(1,211)	(2,274)	(1,863)
Deferred tax benefit	491	905	745
Decrease in net unrealized gains on investment securities, net of tax	(720)	(1,369)	(1,118)

Reclassification adjustment for realized gains included in net income	(161)	(314)	(251)
Tax effect	64	124	101
Realized gains, net of tax	(97)	(190)	(150)

Total other comprehensive (loss)	(817)	(1,559)	(1,268)

Comprehensive income	$2,381	$4,845	$4,000

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

				Accumulated
				Other
	Common Stock			Comprehensive	Total
			Retained	Income (Loss)	Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity
Balance, January 1, 2015	8,089,615	$57,126	$29,150	$3,371	$89,647

Net income	—	—	5,268	—	5,268
Other comprehensive loss, net of tax (Note 5)	—	—	—	(1,268)	(1,268)

Retirement of common stock (Note 13)	(790,989)	(7,843)	—	—	(7,843)
Net restricted stock award activity and related compensation expense (Note 13)	45,023	236	—	—	236
Stock option compensation expense (Note 13)	—	35	—	—	35

Balance, December 31, 2015	7,343,649	49,554	34,418	2,103	86,075

Net income	—	—	6,404	—	6,404
Other comprehensive loss, net of tax (Note 5)	—	—	—	(1,559)	(1,559)

Retirement of common stock (Note 13)	(716,897)	(7,414)	—	—	(7,414)
Net restricted stock award activity and related compensation expense (Note 13)	33,474	291	—	—	291
Stock options exercised (Note 13)	1,500	13	—	—	13
Stock option compensation expense (Note 13)	—	40	—	—	40

Balance, December 31, 2016	6,661,726	42,484	40,822	544	83,850

Net income	—	—	3,198	—	3,198
Other comprehensive loss, net of tax (Note 5)	—	—	—	(817)	(817)

Disproportionate tax effect resulting from H.R.1Tax Act (Note 2)	—	—	48	(48)	—

Payment of cash dividend (Note 14)	—	—	(1,293)	—	(1,293)
Retirement of common stock (Note 13)	(574,748)	(8,641)	—	—	(8,641)
Net restricted stock award activity and related compensation expense (Note 13)	3,486	248	4	—	252
Stock options exercised (Note 13)	41,898	351	—	—	351
Stock option compensation expense (Note 13)	—	21	—	—	21

Balance, December 31, 2017	6,132,362	$34,463	$42,779	$(321)	$76,921

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$3,198	$6,404	$5,268
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	450	(1,344)	—
(Decrease) increase in deferred loan and lease origination fees, net	(20)	1	(66)
Depreciation and amortization	333	420	430
Amortization of investment security premiums and discounts, net	3,246	2,940	3,160
Gain on sale and call of investment securities	(161)	(314)	(251)
Increase in cash surrender value of life insurance policies	(317)	(322)	(316)
Deferred income tax expense (benefit)	1,247	(283)	473
Stock-based compensation expense	273	331	271
(Gain) loss on sale or write-down of other real estate owned	(8)	118	70
Fair value adjustment to acquired other real estate owned	—	(239)	—
(Increase) decrease in accrued interest receivable and other assets	(537)	1,734	(723)
(Decrease) increase in accrued interest payable and other liabilities	(173)	419	461

Net cash provided by operating activities	7,531	9,865	8,777

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	31,289	12,655	23,764
Proceeds from called available-for-sale investment securities	145	1,550	—
Proceeds from matured available-for-sale investment securities	1,930	1,100	175
Purchases of available-for-sale investment securities	(89,273)	(47,292)	(62,958)
Proceeds from principal repayments for available-for-sale mortgage-backed securities	43,150	46,570	49,242
Proceeds from principal repayments for held-to-maturity mortgage-backed securities	105	140	239
Net (increase) decrease in interest-bearing deposits in banks	(747)	(249)	250
Net decrease (increase) in loans and leases	14,944	(33,064)	(30,979)
Net proceeds from sale of other real estate owned	395	1,747	1,153
Capitalized additions to other real estate	—	—	(127)
Purchases of equipment	(129)	(375)	(319)
Net increase in FHLB stock	(153)	—	(93)

Net cash provided by (used in) investing activities	1,656	(17,218)	(19,653)

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$14,552	$15,728	$23,114
Net decrease in time deposits	(3,278)	(1,612)	(3,117)
Cash paid to repurchase common stock	(8,641)	(7,414)	(7,843)
Proceeds from exercised options	351	13	—
Increase in long-term borrowings	—	4,500	—
Cash dividends paid	(1,293)	—	—

Net cash provided by financing activities	1,691	11,215	12,154

Increase in cash and cash equivalents	10,878	3,862	1,278

Cash and cash equivalents at beginning of year	27,589	23,727	22,449

Cash and cash equivalents at end of year	$38,467	$27,589	$23,727

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$1,058	$908	$961
Income taxes	$2,375	$2,790	$2,495

Non-cash investing activities:
Real estate acquired through foreclosure or deed in lieu of foreclosure	$—	$1,109	$—
Loans resulting from sale of other real estate owned	$—	$1,686	$—

See accompanying notes to consolidated financial statements.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF THE COMPANY

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

General

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2017. Reclassifications did not affect prior year net income or shareholders’ equity.

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

Interest-Bearing Deposits in Banks

Interest-bearing deposits in banks mature within one year and are carried at cost.

Investment Securities

Investments are classified into the following categories:

•	Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders’ equity.

•	Held-to-maturity securities, which management has the positive intent and ability to hold to maturity, reported at amortized cost.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers during the years ended December 31, 2017 and 2016.

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

Loan Sales and Servicing

Included in the loan and lease portfolio are Small Business Administration (“SBA”) loans and Farm Service Agency guaranteed loans that may be sold in the secondary market. At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or fair value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. There were no loans held for sale at December 31, 2017 and 2016.

SBA and Farm Service Agency loans with unpaid balances of $138,000 and $170,000 were being serviced for others as of December 31, 2017 and 2016, respectively. The Company also serviced loans that are participated with other financial institutions totaling $7,941,000 and $7,740,000 as of December 31, 2017 and 2016, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing assets were not considered material for disclosure purposes at December 31, 2017 and 2016.

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

Allowance for Loan and Lease Losses (Continued)

For all classes of the portfolio, a loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Factors considered by management in determining impairment include payment status, and the probability of collecting scheduled principle and interest payments when due. Impaired loans are individually evaluated to determine the extent of impairment, if any, except for smaller-balance loans that are collectively evaluated for credit risk. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the credit’s original interest rate, the credit’s observable market price, or the fair value of the collateral if the credit is collateral dependent. A loan or lease is collateral dependent if the repayment of the credit is expected to be provided solely by the sale or operation of the underlying collateral.

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

Other Real Estate Owned (OREO)

Other real estate owned includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan and lease losses. Any excess of the fair value over the loan balance less estimated selling costs is recorded as noninterest income-other income. A valuation allowance for losses on other real estate may be maintained to provide for temporary declines in value. The valuation allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairments are recorded in other income or expense as incurred

Premises and Equipment

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

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2017, the Company had one reporting unit and that reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On December 22, 2017, President Trump signed into law “H.R.1” commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). During 2017, the Company recorded an income tax expense adjustment of $1,220,000 related to the Tax Act. The adjustment relates to revaluing the Company’s net deferred tax assets using the new lower corporate federal income tax rate of 21% which becomes effective January 1, 2018, a reduction from the Company’s 2017 rate of 34%.

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company’s analysis of available evidence, the Company determined that it is “more likely than not” that all of the deferred income tax assets as of December 31, 2017 and 2016 will be fully realized and therefore no valuation allowance was recorded.

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

Comprehensive Income

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income consists of net income and other comprehensive income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss), adjusted for realized gains or losses included in net income, net of tax. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statements of comprehensive income.

Earnings Per Share

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock that share in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options and restricted stock in computing diluted EPS. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the consolidated financial statements. There were no stock splits or stock dividends in 2017, 2016 or 2015.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2017, the Company had two stock-based compensation plans, which are described more fully in Note 13. Compensation expense recorded in 2017, 2016, and 2015 totaled $273,000, $331,000 and $270,000, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

Recently Issued Financial Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The Company has assessed its revenue streams and reviewed its contracts that could potentially be affected by the ASU including deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s financial position, results of operations or cash flows. The Company adopted ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach. The effects of adopting ASU No. 2014-09 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminated the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance also requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 was effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption was permitted, but all of the guidance must be adopted in the same period. The Company adopted the provisions of ASU No. 2016-09 in the first quarter of 2017. The Company recorded a benefit of $263,000 as a reduction of the provision for income taxes for the year ended December 31, 2017, related to the adoption of ASU No. 2016-09.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under ASU 2018-02, entities are allowed, but not required, to reclassify from Accumulated Other Comprehensive Income (“AOCI”) to retained earnings stranded tax effects resulting from the new federal corporate income tax rate of the Tax Cuts and Jobs Act (“TCJA”).  The reclassification could include other stranded tax effects that relate to the TCJA but do not directly relate to the change in the federal rate, e.g., state taxes, changing from a worldwide tax system to a territorial system. Tax effects that are stranded in AOCI for other reasons, e.g., prior changes in tax law, a change in valuation allowance, may not be reclassified. Entities also will have an option to adopt the standard retrospectively or in the period of adoption. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of ASU No. 2018-02 in the fourth quarter of 2017. The Company reclassified the disproportionate tax effect resulting from the TCJA by increasing retained earnings by $48,000 and reducing AOCI by $48,000.

3.	FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2017 and December 31, 2016. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
December 31, 2017	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$38,467	$38,467	$—	$—	$38,467
Interest-bearing deposits in banks	1,746	—	1,750	—	1,750
Available-for-sale securities	262,322	66	262,256	—	262,322
Held-to-maturity securities	378	—	404	—	404
FHLB stock	3,932	N/A	N/A	N/A	N/A
Loans and leases, net	308,713	—	—	317,900	317,900
Accrued interest receivable	1,956	—	1,124	832	1,956
Financial liabilities:
Deposits:
Noninterest-bearing	$215,528	$215,528	$—	$—	$215,528
Savings	66,130	66,130	—	—	66,130
Money market	130,032	130,032	—	—	130,032
NOW accounts	64,709	64,709	—	—	64,709
Time Deposits	79,681	—	79,614	—	79,614
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	12,000	—	11,978	—	11,978
Accrued interest payable	65	—	65	—	65

	Carrying	Fair Value Measurements Using:
December 31, 2016	Amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and due from banks	$27,589	$27,589	$—	$—	$27,589
Interest-bearing deposits in banks	999	—	999	—	999
Available-for-sale securities	254,020	60	253,960	—	254,020
Held-to-maturity securities	483	—	521	—	521
FHLB stock	3,779	N/A	N/A	N/A	N/A
Loans and leases, net	324,086	—	—	329,110	329,110
Accrued interest receivable	1,824	—	937	887	1,824
Financial liabilities:
Deposits:
Noninterest-bearing	$201,113	$201,113	$—	$—	$201,113
Savings	64,740	64,740	—	—	64,740
Money market	131,342	131,342	—	—	131,342
NOW accounts	64,652	64,652	—	—	64,652
Time Deposits	82,959	—	83,720	—	83,720
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	12,000	—	12,110	—	12,110
Accrued interest payable	62	—	62	—	62

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at December 31, 2017 and December 31, 2016:

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at December 31, 2017 and December 31, 2016. They are excluded from the following tables.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

(Dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$232,869	$—	$232,869	$—	$—
Corporate Debt Securities	6,626	—	6,626	—	—
Obligations of states and political subdivisions	22,715	—	22,715	—	—
Corporate stock	112	66	46	—	—

Total recurring	$262,322	$66	$262,256	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:

Commercial	$1,598	$—	$—	$1,598	$(1,073)
Real estate:
Commercial	178	—	—	178	—
Residential	329	—	—	329	—

Other real estate owned:

Land	961	—	—	961	—

Total nonrecurring	$3,066	$—	$—	$3,066	$(1,073)

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

(Dollars in thousands)		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
December 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government Agencies and Sponsored Agencies	$229,785	$—	$229,785	$—	$—
Corporate Debt Securities	1,519	—	1,519	—	—
Obligations of states and political subdivisions	22,612	—	22,612	—	—
Corporate stock	104	60	44	—	—

Total recurring	$254,020	$60	$253,960	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:

Real estate:
Commercial	$3,535	$—	$—	$3,535	$—
Residential	334	—	—	334	—

Other real estate owned:

Commercial	386	—	—	386	(25)
Land	961	—	—	961	173

Total nonrecurring	$5,216	$—	$—	$5,216	$148

U.S. Government Agencies and Sponsored Agencies consist predominately of residential mortgage-backed securities. There were no transfers between Levels 1 and 2 during the years ended December 31, 2017 or December 31, 2016.

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

At December 31, 2017 and 2016, goodwill totaled $16,321,000. Goodwill is evaluated annually for impairment under the provisions of the codification Topic 350, Goodwill and Other Intangibles. The most recent annual assessment was performed as of December 31, 2017, and at that time, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Management determined that no impairment recognition was required for the years ended December 31, 2017, 2016 and 2015.

At December 31, 2017 and 2016, the Company did not have other intangible assets.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2017 and 2016 consisted of the following (dollars in thousands):

Available-for-Sale

	2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$233,956	$1,184	$(2,271)	$232,869
Obligations of states and political subdivisions	22,281	528	(94)	22,715
Corporate Debt Securities	6,490	160	(24)	6,626
Equity securities:
Corporate stock	51	61	—	112

	$262,778	$1,933	$(2,389)	$262,322

	2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$229,118	$2,150	$(1,483)	$229,785
Obligations of states and political subdivisions	22,436	559	(383)	22,612
Corporate Debt Securities	1,501	18	—	1,519
Equity securities:
Corporate stock	49	55	—	104

	$253,104	$2,782	$(1,866)	$254,020

U.S. Government Agencies and U.S. Government-sponsored Agencies consist predominately of residential mortgage-backed securities. Net unrealized losses on available-for-sale investment securities totaling $456,000 were recorded, net of $135,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2017. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the year ended December 31, 2017 totaled $31,434,000 and $161,000, respectively. There were no transfers of available-for-sale investment securities during the year ended December 31, 2017.

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

Proceeds and gross realized gains from the sale, impairment and call of available-for-sale investment securities for the year ended December 31, 2016 totaled $23,764,000 and $251,000, respectively.

Held-to-Maturity

2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$378	$26	$—	$404

2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$483	$38	$—	$521

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2017, 2016 and 2015.

The amortized cost and estimated fair value of investment securities at December 31, 2017 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$—	$—
After one year through five years	5,449	5,487
After five years through ten years	18,092	18,547
After ten years	5,230	5,307
	28,771	29,341

Investment securities not due at a single maturity date:
U.S. Government Agencies and Sponsored Agencies	233,956	232,869	$378	$404
Corporate stock	51	112	—	—

	$262,778	$262,322	$378	$404

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Investment securities with amortized costs totaling $55,834,000 and $44,552,000 and estimated fair values totaling $56,021,000 and $44,944,000 were pledged to secure State Treasury funds on deposit, public agency and bankruptcy trustee deposits and borrowing arrangements (see Note 10) at December 31, 2017 and 2016, respectively.

Investment securities with unrealized losses at December 31, 2017 and 2016 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$119,455	$(1,148)	$49,258	$(1,123)	$168,713	$(2,271)
Obligations of states and political subdivisions	1,130	(9)	4,654	(85)	5,784	(94)
Corporate bonds	1,967	(24)	—	—	1,967	(24)

	$122,552	$(1,181)	$53,912	$(1,208)	$176,464	$(2,389)

	2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale

Debt securities:
U.S. Government Agencies and Sponsored Agencies	$111,870	$(1,415)	$5,010	$(68)	$116,880	$(1,483)
Obligations of states and political subdivisions	8,319	(383)	—	—	8,319	(383)

	$120,189	$(1,798)	$5,010	$(68)	$125,199	$(1,866)

At December 31, 2017, the Company held 217 securities of which 64 were in a loss position for less than twelve months and 35 were in a loss position for twelve months or more. These 35 securities consisted of mortgage-backed and municipal securities.

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

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND LEASES

Outstanding loans and leases are summarized as follows (dollars in thousands):

	December 31,
	2017	2016
Real estate – commercial	$185,452	$191,129
Real estate – construction	5,863	9,180
Real estate – multi-family	78,025	73,373
Real estate – residential	15,813	15,718
Commercial	25,377	35,374
Lease financing receivable	205	404
Agriculture	1,713	2,302
Consumer	945	1,650

	313,393	329,130

Deferred loan and lease origination fees, net	(202)	(222)
Allowance for loan and lease losses	(4,478)	(4,822)

	$308,713	$324,086

Certain loans are pledged as collateral for available borrowings with the FHLB and the Federal Reserve Bank of San Francisco (the “FRB”). Pledged loans totaled $209,889,000 and $190,181,000 at December 31, 2017 and 2016, respectively (see Note 10).

The components of the Company’s lease financing receivable are summarized as follows (dollars in thousands):

	December 31,
	2017	2016
Future lease payments receivable	$211	$422
Residual interests	—	—
Unearned income	(6)	(18)

Net lease financing receivable	$205	$404

Future lease payments receivable are as follows (dollars in thousands):

Year Ending
December 31,

2018	$178
2019	33

Total lease payments receivable	$211

Salaries and employee benefits totaling $177,000, $289,000 and $257,000 have been deferred as loan and lease origination costs for the years ended December 31, 2017, 2016 and 2015, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables show the activity in the allowance for loan and lease losses for the years ended December 31, 2017, 2016 and 2015 and the allocation of the allowance for loan and lease losses as of December 31, 2017, 2016 and 2015 by portfolio segment and by impairment methodology (dollars in thousands):

	December 31, 2017
		Real Estate				Other
	Commercial	Commercial	Multi- Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance	$855	$2,050	$851	$446	$253	$1	$64	$24	$278	$4,822
Provision for loan losses	659	(104)	196	(177)	(48)	(42)	(33)	(14)	13	450
Loans charged-off	(1,073)	—	—	—	—	—	—	—	—	(1,073)
Recoveries	6	228	—	—	—	41	—	4	—	279

Ending balance allocated to portfolio segments	$447	$2,174	$1,047	$269	$205	$—	$31	$14	$291	$4,478

Ending balance:
Individually evaluated for impairment	$—	$261	$21	$—	$73	$—	$—	$—	$—	$355

Ending balance:
Collectively evaluated for impairment	$447	$1,913	$1,026	$269	$132	$—	$31	$14	$291	$4,123

Loans

Ending balance	$25,377	$185,452	$78,025	$5,863	$15,813	$205	$1,713	$945	$—	$313,393

Ending balance:
Individually evaluated for impairment	$1,598	$10,070	$474	$—	$1,615	$—	$—	$—	$—	$13,757

Ending balance:
Collectively evaluated for impairment	$23,779	$175,382	$77,551	$5,863	$14,198	$205	$1,713	$945	$—	$299,636

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2016
		Real Estate				Other
			Multi-
	Commercial	Commercial	Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total

Allowance for Loan and Lease Losses

Beginning balance	$860	$2,369	$228	$813	$319	$1	$77	$78	$230	$4,975
Provision for loan losses	(665)	(653)	623	(474)	(66)	—	(13)	(144)	48	(1,344)
Loans charged-off	—	(93)	—	—	—	—	—	(34)	—	(127)
Recoveries	660	427	—	107	—	—	—	124	—	1,318

Ending balance allocated to portfolio segments	$855	$2,050	$851	$446	$253	$1	$64	$24	$278	$4,822

Ending balance:
Individually evaluated for impairment	$11	$246	$2	$—	$133	$—	$29	$—	$—	$421

Ending balance:
Collectively evaluated for impairment	$844	$1,804	$849	$446	$120	$1	$35	$24	$278	$4,401

Loans

Ending balance	$35,374	$191,129	$73,373	$9,180	$15,718	$404	$2,302	$1,650	$—	$329,130

Ending balance:
Individually evaluated for impairment	$157	$14,154	$482	$—	$2,147	$—	$357	$—	$—	$17,297

Ending balance:
Collectively evaluated for impairment	$35,217	$176,975	$72,891	$9,180	$13,571	$404	$1,945	$1,650	$—	$311,833

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2015
		Real Estate				Other
			Multi-
	Commercial	Commercial	Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance	$1,430	$2,317	$130	$583	$399	$2	$62	$124	$254	$5,301
Provision for loan losses	(84)	—	98	230	(193)	—	15	(42)	(24)	—
Loans charged-off	(609)	—	—	—	—	(1)	—	(6)	—	(616)
Recoveries	123	52	—	—	113	—	—	2	—	290

Ending balance allocated to portfolio segments	$860	$2,369	$228	$813	$319	$1	$77	$78	$230	$4,975

Ending balance:
Individually evaluated for impairment	$25	$598	$5	$—	$204	$—	$38	$29	$—	$899

Ending balance:
Collectively evaluated for impairment	$835	$1,771	$223	$813	$115	$1	$39	$49	$230	$4,076

Loans

Ending balance	$36,195	$199,591	$23,494	$14,533	$14,200	$732	$2,431	$3,122	$—	$294,298

Ending balance:
Individually evaluated for impairment	$121	$17,866	$488	$—	$2,452	$—	$370	$68	$—	$21,365

Ending balance:
Collectively evaluated for impairment	$36,074	$181,725	$23,006	$14,533	$11,748	$732	$2,061	$3,054	$—	$272,933
88

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show the loan portfolio allocated by management’s internal risk ratings as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	Credit Risk Profile by Internally Assigned Grade
		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total
Grade:
Pass	$23,617	$164,815	$73,644	$5,863	$13,767	$205	$1,713	$713	$284,337
Watch	96	18,083	4,381	—	1,507	—	—	155	24,222
Special mention	66	2,265	—	—	539	—	—	70	2,940
Substandard	—	289	—	—	—	—	—	7	296
Doubtful	1,598	—	—	—	—	—	—	—	1,598

Total	$25,377	$185,452	$78,025	$5,863	$15,813	$205	$1,713	$945	$313,393

	December 31, 2016
	Credit Risk Profile by Internally Assigned Grade
		Real Estate				Other Credit Exposure
	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Total
Grade:
Pass	$31,733	$166,769	$68,615	$6,770	$12,773	$404	$1,945	$1,093	$290,102
Watch	157	21,328	4,758	2,410	1,773	—	357	316	31,099
Special mention	721	3,032	—	—	710	—	—	219	4,682
Substandard	2,763	—	—	—	462	—	—	22	3,247
Doubtful	—	—	—	—	—	—	—	—	—

Total	$35,374	$191,129	$73,373	$9,180	$15,718	$404	$2,302	$1,650	$329,130
89

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
			Past Due				Past Due
			Greater				Greater Than
	30-59 Days	60-89 Days	Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$25,377	$25,377	$—	$1,597

Real estate:
Commercial	—	—	289	289	185,163	185,452	—	289
Multi-family	—	—	—	—	78,025	78,025	—	—
Construction	—	—	—	—	5,863	5,863	—	—
Residential	146	—	—	146	15,667	15,813	—	—

Other:
Leases	—	—	—	—	205	205	—	—
Agriculture	—	—	—	—	1,713	1,713	—	—
Consumer	1	—	—	1	944	945	—	6

Total	$147	$—	$289	$436	$312,957	$313,393	$—	$1,892
90

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2016
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
91

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show information related to impaired loans as of and for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	December 31, 2017
	Unpaid	Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$1,598	$2,671	$—	$1,808	$108
Real estate:
Commercial	5,674	5,907	—	5,701	281
Multi-family	—	—	—	—	—
Residential	329	416	—	331	19
Other:
Consumer	—	—	—	—	2

	$7,601	$8,994	$—	$7,840	$410

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Commercial	4,396	4,483	261	4,435	249
Multi-family	474	474	21	476	33
Residential	1,286	1,286	73	1,295	62
Other:
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—

	$6,156	$6,243	$355	$6,206	$344

Total:
Commercial	$1,598	$2,671	$—	$1,808	$108
Real estate:
Commercial	10,070	10,390	261	10,136	530
Multi-family	474	474	21	476	33
Residential	1,615	1,702	73	1,626	81
Other:
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	2

	$13,757	$15,237	$355	$14,046	$754
92

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	December 31, 2016
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

Interest income on non-accrual loans is generally recognized on a cash basis and was approximately $2,000, $115,000 and $59,000 for the years ended December 31, 2017, 2016 and 2015.

94

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Troubled Debt Restructurings

There was one modification made during the period ended December 31, 2017 and there were no modifications made during the period ended December 31, 2016 that were considered as troubled debt restructurings. The modification of the terms of the loan included a reduction of the stated interest rate for eighteen months according to a bankruptcy court-order as part of a debtor-in-possession financing agreement. The loan had a pre-modification and post-modification outstanding recorded investment of $2,692,000. As of December 31, 2017 and 2016, the Company has a recorded investment in troubled debt restructurings of $8,403,000 and $7,994,000, respectively. The Company has allocated $72,000 and $111,000 of specific allowance for those loans at December 31, 2017 and 2016 and has not committed to lend additional amounts

The Company has not committed to lend additional amounts as of December 31, 2017 or December 31, 2016 to borrowers with outstanding loans that are classified as troubled debt restructurings.

There were no payment defaults on troubled debt restructurings within 12 months following the modification during the year ended December 31, 2017 or December 31, 2016.

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

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2017	2016

Land	$206	$206
Building and improvements	853	830
Furniture, fixtures and equipment	6,058	5,973
Leasehold improvements	1,690	1,688

	8,807	8,697

Less accumulated depreciation and amortization	(7,649)	(7,335)

	$1,158	$1,362

Depreciation and amortization included in occupancy and furniture and equipment expense totaled $333,000, $420,000 and $430,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

95

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2017	2016

Savings	$66,130	$64,740
Money market	130,032	131,342
NOW accounts	64,709	64,652
Time, $250,000 or more	45,826	45,836
Other time	33,855	37,123

	$340,552	$343,693

The Company held $29,000,000 in certificates of deposit for the State of California as of December 31, 2017 and 2016. This amount represents 5.2% of total deposit balances at December 31, 2017 and 5.3% at December 31, 2016.

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending
December 31,

2018	$55,400
2019	6,488
2020	4,399
2021	8,434
2022	4,960
Thereafter	—

$79,681

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015

Savings	$22	$19	$29
Money market	123	128	218
NOW accounts	16	18	26
Time Deposits	694	565	544

	$855	$730	$817
96

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	BORROWING ARRANGEMENTS

The Company has $17,000,000 in unsecured short-term borrowing arrangements to purchase Federal funds with two of its correspondent banks. There were no advances under the borrowing arrangements as of December 31, 2017 and 2016.

In addition, the Company has a line of credit available with the FHLB which is secured by pledged mortgage loans (see Note 6) and investment securities (see Note 5). Borrowings may include overnight advances as well as loans with a term of up to thirty years. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2017, bearing fixed interest rates ranging from 1.18% to 1.90% and maturing between July 20, 2018 and April 12, 2021. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2016, bearing fixed interest rates ranging from 1.01% to 1.52% and maturing between May 22, 2017 and July 13, 2020. Amounts available under the borrowing arrangement with the FHLB at December 31, 2017 and 2016 totaled $117,546,000 and $100,187,000, respectively.

In addition, the Company entered into a secured borrowing agreement with the FRB in 2008. The borrowing arrangement is secured by pledging selected loans (see Note 6) and investment securities (see Note 5). There were no advances outstanding as of December 31, 2017 and 2016. Amounts available under the borrowing arrangement with the FRB at December 31, 2017 and 2016 totaled $9,085,000 and $11,068,000, respectively.

The following table summarizes these borrowings (dollars in thousands):

	December 31,
	2017		2016
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Short-term portion of borrowings	$3,500	1.39%	$3,500	1.01%
Long-term borrowings	12,000	1.41%	12,000	1.32%

	$15,500	1.41%	$15,500	1.25%

Maturities on these borrowings are as follows (dollars in thousands):

Year Ending
December 31,

2018	$3,500
2019	5,000
2020	5,000
2021	2,000
Thereafter	—

$15,500
97

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following (dollars in thousands):

	Federal	State	Total
2017

Current	$1,397	$608	$2,005
Deferred	1,222	25	1,247

Provision for income taxes	$2,619	$633	$3,252

2016

Current	$2,701	$974	$3,675
Deferred	(308)	25	(283)

Provision for income taxes	$2,393	$999	$3,392

2015

Current	$1,482	$719	$2,201
Deferred	409	64	473

Provision for income taxes	$1,891	$783	$2,674
98

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan and lease losses	$1,458	$2,207
Unrealized gains on available-for-sale investment securities	135	—
Deferred compensation	1,945	2,688
Future state tax deduction	132	347
Other	108	197

Total deferred tax assets	3,778	5,439

Deferred tax liabilities:
Future liability of state deferred tax assets	(237)	(392)
Unrealized gains on available-for-sale investment securities	—	(372)
Deferred loan costs	(146)	(229)
Federal Home Loan Bank stock dividends	(150)	(211)
Other real estate owned	(55)	(77)
Premises and equipment	(45)	(38)

Total deferred tax liabilities	(633)	(1,319)

Net deferred tax assets	$3,145	$4,120

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal, state or local income tax examinations by tax. Furthermore, with few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2014 and by state and local taxing authorities for years before December 31, 2013. The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2017 were not significant.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate of 34% in 2017, 2016 and 2015 to income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Federal income tax statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	6.5%	7.1%	6.5%
Effect of Federal rate reduction on deferred tax assets	19.0%	—	—
Tax benefit of interest on loans to/investments in states and political subdivisions	(6.1)%	(4.7)%	(4.5)%
Tax-exempt income from life insurance policies	(1.7)%	(1.1)%	(1.3)%
Equity compensation expense	0.1%	0.1%	0.1%
Other	(1.4)%	(0.8)%	(1.1)%

Effective tax rate	50.4%	34.6%	33.7%
99

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

Leases

The Company leases branch facilities, administrative offices and various equipment under noncancelable operating leases which expire on various dates through the year 2024. Certain of the leases have five year renewal options. One of the branch facilities is leased from a current member of the Company’s Board of Directors (see Note 17).

Future minimum lease payments are as follows (dollars in thousands):

Year Ending
December 31,

2018	$765
2019	658
2020	589
2021	556
2022	553
Thereafter	888

$4,009

Rental expense included in occupancy, furniture and equipment expense totaled $755,000, $858,000 and $837,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2017	2016

Commitments to extend credit:
Revolving lines of credit secured by 1-4 family residences	$175	$251
Commercial real estate, construction and land development commitments secured by real estate	3,565	10,027
Other unused commitments, principally commercial loans	7,183	9,450

	$10,923	$19,728

Standby letters of credit	$121	$238

At inception, real estate loan commitments are generally secured by property with a loan to value ratio of 55% to 75%. In addition, the majority of the Company’s commitments have variable rates.

100

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK (Continued)

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

In management’s judgment, a concentration exists in real estate-related loans which represented approximately 91% and 88% of the Company’s loan portfolio at December 31, 2017 and 2016, respectively. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectability of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Company had $6,882,000 in uninsured deposits at December 31, 2017. The Company had $6,237,000 in uninsured deposits at December 31, 2016.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

101

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars and shares in thousands, except per share data):

		Weighted
		Average
		Number of
	Net	Shares	Per-Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2017

Basic earnings per share	$3,198	6,349	$0.50

Effect of dilutive stock-based compensation	—	78

Diluted earnings per share	$3,198	6,427	$0.50

December 31, 2016

Basic earnings per share	$6,404	6,747	$0.95

Effect of dilutive stock-based compensation	—	36

Diluted earnings per share	$6,404	6,783	$0.94

December 31, 2015

Basic earnings per share	$5,268	7,561	$0.70

Effect of dilutive stock-based compensation	—	18

Diluted earnings per share	$5,268	7,579	$0.70

Stock options for 34,736 shares, 98,783 shares and 188,735 shares of common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015, respectively, because they were antidilutive.

Stock Based Compensation

In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 54,470 options remain outstanding at December 31, 2017. On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. The total number of authorized shares that are available for issuance under the 2010 Plan is 1,325,423. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards granted under the 2000 Plan were either incentive stock options or nonqualified stock options. The 2010 Plan and the 2000 Plan (collectively the “Plans”), under which equity incentives may be granted to employees and directors under incentive and nonstatutory agreements, require that the option price may not be less than the fair value of the stock at the date the option is granted. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration; however, no new options will be awarded under the 2000 Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of an option.

102

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation (Continued)

2015

Dividend yield	0.0%
Expected volatility	28.1%
Risk-free interest rate	1.92%
Expected option life in years	7
Weighted average fair value of options granted during the year	$3.24

There were no options granted in 2016 or in 2017 under either stock-based compensation plans.

A summary of the outstanding and nonvested stock option activity for the year ended December 31, 2017 is as follows:

	Outstanding		Nonvested
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
		Price		Fair Value
	Shares	Per Share	Shares	Per Share

Balance, January 1, 2017	186,023	$12.92	44,243	$2.81

Options granted	—	$—	—	$—
Options vested	—	$—	(29,505)	$2.84
Options exercised	(41,898)	$8.38	—	$—
Options expired or canceled	(46,582)	$20.46	—	$—

Balance, December 31, 2017	97,543	$11.26	14,738	$2.93

A summary of options as of December 31, 2017 is as follows:

Nonvested:
Weighted average exercise price of nonvested stock options	$9.29
Aggregate intrinsic value of nonvested stock options	$87,759
Weighted average remaining contractual term in years of nonvested stock options	7.00

Vested:
Number of vested stock options	82,805
Number of options expected to vest	14,738
Weighted average exercise price per share	$11.61
Aggregate intrinsic value	$331,381

Weighted average remaining contractual term in years	2.44
103

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Based Compensation (Continued)

	Number of	Weighted	Number of
	Options	Average	Options
	Outstanding	Remaining	Exercisable
	December 31,	Contractual	December 31,
Range of Exercise Prices	2017	Life	2017
$7.07- $11.66	63,520	4.73 years	48,787
$11.67- $18.10	34,023	0.15 years	34,018

	97,543	82,805

Restricted Stock

Restricted stock awards are grants of shares of the Company’s common stock that are subject to forfeiture until specific conditions or goals are met. Conditions may be based on continuing employment or service and/or achieving specified performance goals. During the period of restriction, Plan participants holding restricted share awards have voting and cash dividend rights. The restrictions lapse in accordance with a schedule or with other conditions determined by the Board of Directors as reflected in each award agreement. Upon the vesting of each restricted stock award, the Company issues the associated common shares from its inventory of authorized common shares. All outstanding awards under the Plan immediately vest in the event of a change of control of the Company. The shares associated with any awards that fail to vest become available for re-issuance under the Plan. The following is a summary of stock-based compensation information as of or for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(Dollars in thousands)
Total intrinsic value of options exercised	$235	$3	$—

Aggregate cash received for option exercises	$351	$13	$—
Total fair value of options vested	$57	$41	$24
Total compensation cost, options and restricted stock	$273	$331	$271
Tax benefit recognized	$99	$116	$94
Net compensation cost, options and restricted stock	$174	$215	$176
Total compensation cost for nonvested option awards not yet recognized	$47	$99	$165
Weighted average years for compensation cost for nonvested options to be recognized	1.0	1.3	2.0
Total compensation cost for restricted stock not yet recognized	$284	$376	$530
Weighted average years for compensation cost for restricted stock to be recognized	1.1	1.6	1.6
104

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Restricted Stock (Continued)

There were 32,315 shares of restricted stock awarded during 2017. Of the 32,315 restricted common shares, 7,862 will vest one year from the date of the award, 7,333 will vest 33% per year from the date of the award, and 2,087 will vest 20% per year from the date of the award. The remaining 15,033 are considered performance based awards. The awards can be earned based upon the stock performance of the Company’s common stock in relationship to the common stock of the Company’s peer group. The number of shares can be adjusted by up to 150% of the award if outstanding performance is reached or can be forfeited if minimum performance is not reached. The remaining 15,033 awards are related to the 2017-2018 performance period and vest one year and a day after the two year performance period or January 1, 2020. The weighted average contractual term over which the restricted stock will vest is 2.60 years. There were 34,888 shares of restricted stock awarded during 2016. Of the 34,888 restricted common shares, 10,094 will vest one year from the date of the award and 1,829 will vest 20% per year from the date of the award. The remaining 22,965 are considered performance based awards. The awards can be earned based upon the stock performance of the Company’s common stock in relationship to the common stock of the Company’s peer group. The number of shares can be adjusted by up to 150% of the award if outstanding performance is reached or can be forfeited if minimum performance is not reached. Of the 22,965 performance based awards issued in 2016, 5,312 were additional awards based on performance of the Company’s common stock and related to the awards initially awarded in 2015 for the 2015-2016 performance period. The additional shares were earned as the target was exceeded and the employees received 125% of the initial award. The remaining 17,833 awards are related to the 2016-2017 performance period and were forfeited as the Company did not meet the minimum performance target or the employee was terminated prior to the end of the performance period. The weighted average contractual term over which the restricted stock will vest is 1.50 years.

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2017	71,824	$9.69

Awarded	32,315	$14.72
Vested	(26,257)	$9.69
Cancelled	(28,829)	$11.03

Nonvested at December 31, 2017	49,053	$12.27

The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. Of the 26,257 shares that vested in 2017, 11,875 vested prior to their original vesting period as a result of an agreement with the Company’s former Chief Executive Officer in connection with his departure in 2017. New shares are issued upon vesting of the restricted common stock.

Stock Repurchase Program

On January 20, 2016, the Company approved and authorized a stock repurchase program for 2016 (the “2016 Program”).  The 2016 Program authorized the repurchase during 2016 of up to 5% of the outstanding shares of the Company’s common stock.  In addition, on April 20, 2016, the Company approved and authorized an additional amount of 5% to be purchased under the 2016 Program.  During 2016, the Company repurchased 716,897 shares of its common stock at an average price of $10.34 per share.  On January 25, 2017, the Company approved and authorized a stock repurchase program for 2017 (the “2017 Program”).  The 2017 Program authorized the repurchase during 2017 of up to 5% of the outstanding shares of the Company’s common stock.  In addition, on October 18, 2017, the Company approved and authorized an additional amount of 5% to be purchased under the 2017 Program.  During 2017, the Company repurchased 574,748 shares of its common stock at an average price of $14.99 per share

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Repurchase Program (Continued)

On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018 (the “2018 Program”).  The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 308,618 shares based on the 6,132,362 shares outstanding as of December 31, 2017.  Any repurchases under the 2018 Program will be made from time to time by the Company in the open market as conditions allow.  All such transactions will be structured to comply with Commission Rule 10b-18 and all shares repurchased under the 2018 Program will be retired.  The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2018 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors.  Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2018 Program at any time without notice.

14.	REGULATORY MATTERS

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. Beginning in January of 2017, the Company reinstated paying quarterly cash dividends on its common stock. In 2017, the Company declared cash dividends in the amount of $0.05 per common share for each quarter, totaling $0.20 per common share for the year ended December 31, 2017. There is no assurance, however, that any dividends will be paid in the future since they are subject to regulatory restrictions, and dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. There were no cash dividends declared or paid in 2016 or 2015.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and American River Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2017 and 2016, the most recent regulatory notification categorized American River Bank as well capitalized under the regulatory framework for prompt corrective action plan. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

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

Management believes that the Company and ARB met all their capital adequacy requirements as of December 31, 2017 and 2016.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	REGULATORY MATTERS (Continued)

Regulatory Capital (Continued)

	December 31,
	2017		2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage Ratio

American River Bankshares and Subsidiaries	$60,921	9.5%	$66,985	10.5%
Minimum regulatory requirement *	$33,230	5.3%	$29,499	4.6%

American River Bank	$60,041	9.3%	$67,369	10.6%
Minimum requirement for “Well-Capitalized” institution	$32,215	5.0%	$31,874	5.0%
Minimum regulatory requirement*	$33,826	5.3%	$29,483	4.6%

Common Equity Tier 1 Risk-Based Capital Ratio

American River Bank	$60,041	17.7%	$67,369	18.9%
Minimum requirement for “Well-Capitalized” institution	$22,038	6.5%	$23,132	6.5%
Minimum regulatory requirement*	$19,495	5.8%	$18,239	5.1%

Tier 1 Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$60,921	18.1%	$66,985	19.0%
Minimum regulatory requirement*	$24,423	7.3%	$23,329	6.6%

American River Bank	$60,041	17.7%	$67,369	18.9%
Minimum requirement for “Well-Capitalized” institution	$27,123	8.0%	$28,499	8.0%
Minimum regulatory requirement*	$24,581	7.3%	$23,577	6.6%

Total Risk-Based Capital Ratio

American River Bankshares and Subsidiaries	$65,135	19.3%	$71,392	20.3%
Minimum regulatory requirement*	$31,185	9.3%	$30,407	8.6%

American River Bank	$64,282	19.0%	$71,822	20.2%
Minimum requirement for “Well-Capitalized” institution	$33,928	10.0%	$35,624	10.0%
Minimum regulatory requirement*	$31,383	9.3%	$30,726	8.6%

*	Ratio for regulatory requirement includes the capital conservation buffer of 1.25% as of December 31, 2017 and 0.625% as of December 31, 2016.
108

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income consisted of the following (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015

Merchant fee income	$411	$377	$378
Increase in cash surrender value of life insurance policies (Note 16)	317	322	316
Other	242	251	237

	$970	$950	$931

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015

Professional fees	$1,140	$995	$863
Outsourced item processing	319	366	360
Directors’ expense	427	417	402
Telephone and postage	360	357	368
Stationery and supplies	135	141	143
Advertising and promotion	175	129	164
Other operating expenses	610	595	662

	$3,166	$3,000	$2,962

16.	EMPLOYEE BENEFIT PLANS

American River Bankshares 401(k) Plan

The American River Bankshares 401(k) Plan has been in place since January 1, 1993 and is available to all employees. Under the plan, the Company will match 100% of each participant’s contribution up to 3% of annual compensation plus 50% of the next 2% of annual compensation. Employer Safe Harbor matching contributions are 100% vested upon entering the plan. The Company’s contributions totaled $196,000, $195,000 and $202,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

American River Bankshares Deferred Compensation Plan

The Company has established a Deferred Compensation Plan for certain members of the management team and a Deferred Fee Agreement for Non-Employee Directors for the purpose of providing the opportunity for participants to defer compensation. Participants of the management team, who are selected by a committee designated by the Board of Directors, may elect to defer annually a minimum of $5,000 or a maximum of eighty percent of their base salary and all of their cash bonus. Directors may also elect to defer up to one hundred percent of their monthly fees. The Company bears all administration costs and accrues interest on the participants’ deferred balances at a rate based on U.S. Government Treasury rates plus 4.0%. This rate was 5.93% and 5.76% for 2017 and 2016, respectively. Deferred compensation, including interest earned, totaled $3,216,000 and $2,994,000 at December 31, 2017 and 2016, respectively. The expense recognized under this plan totaled $183,000, $168,000 and $156,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Salary Continuation Plan

The Company has agreements to provide certain current executives, or their designated beneficiaries, with annual benefits for up to 15 years after retirement or death. These benefits are substantially equivalent to those available under life insurance policies purchased by the Company on the lives of the executives. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. As of December 31, 2017 and 2016, the Company had accrued $1,474,000 and $1,335,000, respectively, for potential benefits payable. This payable approximates the then present value of the benefits expected to be provided at retirement and is included in accrued interest payable and other liabilities on the consolidated balance sheet. The expense recognized under this plan totaled $234,000, $178,000 and $168,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

In connection with these current and former plans, the Company invested in single premium life insurance policies with cash surrender values totaling $15,122,000 and $14,803,000 at December 31, 2017 and 2016, respectively. Tax-exempt income on these policies, net of expense, totaled approximately $317,000, $322,000 and $316,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and affiliates. The following is a summary of the aggregate activity involving related party borrowers during 2017 (dollars in thousands):

Balance, January 1, 2017	$740

Disbursements	—
Amounts repaid	(32)

Balance, December 31, 2017	$708

There are no undisbursed commitments to related parties as of December 31, 2017.

The Company also leases one of its branch facilities from a current member of the Company’s Board of Directors. Rental payments to the Director totaled $76,000, $110,000 and $108,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2017 and 2016

(Dollars in thousands)

	2017	2016

ASSETS

Cash and due from banks	$1,605	$259
Investment in subsidiaries	76,040	84,234
Other assets	264	347

	$77,909	$84,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Other liabilities	$988	$990

Total liabilities	988	990

Shareholders’ equity:
Common stock	34,463	42,484
Retained earnings	42,779	40,822
Accumulated other comprehensive (loss)income, net of taxes	(321)	544

Total shareholders’ equity	76,921	83,850

	$77,909	$84,840
112

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	2017	2016	2015
Income:
Dividends declared by subsidiaries- eliminated in consolidation	$11,118	$7,675	$7,900
Management fee from subsidiaries- eliminated in consolidation other income	—	—	—

Total income	11,118	7,675	7,900

Expenses:
Professional fees	142	91	97
Directors’ expense	282	285	285
Other expenses	226	203	204

Total expenses	650	579	586

Income before equity in undistributed income of subsidiaries	10,468	7,096	7,314

Equity in distributed income of subsidiaries	(7,554)	(930)	(2,287)

Income before income taxes	2,914	6,166	5,027

Income tax benefit	284	238	241

Net income	$3,198	$6,404	$5,268
113

AMERICAN RIVER BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$3,198	$6,404	$5,268
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed earnings of subsidiaries	8,852	2,088	2,287
Equity-based compensation expense	273	331	271
Increase in other assets	(2,686)	(1,393)	(206)
(Decrease) increase in other liabilities	(1)	39	36

Net cash provided by operating activities	9,636	7,469	7,656

Cash flows from financing activities:
Proceeds from exercised options	351	13	—
Cash paid to repurchase common stock	(8,641)	(7,414)	(7,843)

Net cash used in financing activities	(8,290)	(7,401)	(7,843)

Net increase (decrease) in cash and cash equivalents	1,346	68	(187)

Cash and cash equivalents at beginning of year	259	191	378

Cash and cash equivalents at end of year	$1,605	$259	$191
114

Selected Quarterly Information (Unaudited)

(In thousands, except per share and price range of common stock)

	March 31,	June 30,	September 30,	December 31,
2017
Interest income	$5,053	$5,121	$5,082	$5,158
Net interest income	4,811	4,869	4,803	4,870
Provision for loan and lease losses	—	—	300	150
Noninterest income	419	439	377	361
Noninterest expense (1)	3,430	3,368	3,312	3,939
Income before taxes	1,800	1,940	1,568	1,142
Net income (loss) (2)	1,184	1,297	1,109	(392)

Basic earnings (loss) per share	$0.18	$0.20	$0.18	$(0.06)
Diluted earnings (loss) per share	0.18	0.20	0.17	(0.06)
Cash dividends per share	0.05	0.05	0.05	0.05
Price range, common stock	$13.09-15.90	$13.46-15.20	$12.97-14.55	$13.95-15.69

2016
Interest income	$5,276	$5,229	$5,304	$5,344
Net interest income	5,042	5,008	5,081	5,112
Provision for loan and lease losses	—	—	(668)	(676)
Noninterest income	754	363	399	529
Noninterest expense	3,791	3,415	3,346	3,284
Income before taxes	2,005	1,956	2,802	3,033
Net income	1,372	1,304	1,813	1,915

Basic earnings per share	$.19	$.19	$.28	$.29
Diluted earnings per share	.19	.19	.27	.29
Cash dividends per share	—	—	—	—
Price range, common stock	$9.71-10.98	$9.69-10.97	$10.15-10.91	$10.59-15.99

(1)	The increase in noninterest expense during the fourth quarter of 2017 was related to the leadership change that occurred during the fourth quarter of 2017.
(2)	The net loss in the fourth quarter of 2017 results from the increased expenses related to the leadership change and tax related expenses as the Company was required to write-down a portion of its deferred tax assets to comply with “H.R.1” commonly referred to as the Tax Cuts and Jobs Act.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with such independent registered public accountants during the last two fiscal years ended December 31, 2017, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

115

Item 9A. Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based upon those criteria.

The Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting.

/s/ DAVID E. RITCHIE, JR.	/s/ MITCHELL A. DERENZO
David E. Ritchie, Jr.	Mitchell A. Derenzo
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Item 9B. Other Information.

None.

116

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements. Listed and included in Part II, Item 8.

(2) Financial Statement Schedules. Not applicable.

(3) Exhibits.

	Exhibit Number	Document Description

	(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **
(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***
(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.
117

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006 and the First Amendment thereto dated July 1, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2016.
*(10.3)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.
*(10.4)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.5)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.
*(10.6)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.7)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.8)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.9)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **

*(10.10)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.11)	Lease agreement between American River Bank, and the United States Postal Service, dated July 13, 2017, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 14, 2017.
118

*(10.12)	Salary Continuation Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing and related Endorsement Split Dollar Agreement, incorporated by reference from Exhibit 99.4 to the Registrant’s Report on Form 8-K, filed with the Commission on February 22, 2008.
*(10.13)	Director Retirement Agreement, as amended on February 21, 2008, between Bank of Amador, a division of American River Bank, and Larry D. Standing, incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.
(10.14)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
(10.15)	Lease agreement between Registrant and MSCP Capital Investors, LLC (successor to PGOCC, LLC and One Capital Center), a Delaware limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First and Second Amendments thereto dated April 22, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010, and the Third Amendment thereto dated June 28, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2016.
(10.16)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.
*(10.17)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eighth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013; the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014; the Tenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2015; the Eleventh Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2016; the Twelfth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on December 22, 2016 and the Thirteenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 19, 2018.
119

*(10.18)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.19)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.20)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.21)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.22)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.23)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007, the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007, and the Second Amendment thereto, dated October 16, 2017, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 17, 2017.

(10.24)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.
(10.25)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.26)	Form of Indemnification Agreement for directors and executive officers of the Registrant, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.27)	Form of Indemnification Agreement for directors and executive officers of American River Bank, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.28)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010 and form of restricted stock award agreement incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.
(10.29)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012, and the amended agreement dated March 6, 2015 with ACI Worldwide Corp., successor to Postilion, Inc., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 12, 2015.
120

*(10.30)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(10.31)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.

(10.32)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.

*(10.33)	Employment Agreement dated June 2, 2014, between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2014.

*(10.34)	Salary Continuation Agreement between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 11, 2014.

*(10.35)	Registrant’s Performance Based Restricted Stock Awards Program, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.

(10.36)	Lease agreement dated July 11, 2016, between American River Bank and DDS Properties, a California General Partnership, related to 2510 Douglas Blvd., Roseville, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2016.

*(10.37)	Separation and Release Agreement dated October 27, 2017, between the Registrant and David T. Taber, incorporated by reference from Exhibit 10.37 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2017.

*(10.38)	Employment Agreement dated October 27, 2017, between the Registrant and David E. Ritchie, Jr., incorporated by reference from Exhibit 10.38 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2017.

*(10.39)	Employment Agreement dated December 11, 2017, between the Registrant and David F. Raymond, Jr., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 12, 2017.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.
(23.1)	Consent of Crowe Horwath LLP.
(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
121

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

Item 16. Form 10-K Summary.

Not applicable.

An Annual Report for the fiscal year ended December 31, 2017 and Notice of Annual Meeting and Proxy Statement for the Company’s 2018 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

122

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RIVER BANKSHARES

February 27, 2018	By: /s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
Chief Executive Officer
(Principal Executive Officer)

February 27, 2018	By: /s/ MITCHELL A. DERENZO
Mitchell A. Derenzo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIMBERLY A.BOX	Director	2/27/18
Kimberly A. Box

/s/ CHARLES D. FITE	Director, Chairman	2/27/18
Charles D. Fite

/s/ JEFFERY OWENSBY	Director	2/27/18
Jeffery Owensby

/s/ DAVID E. RITCHIE, JR.	Director, Chief Executive Officer	2/27/18
David E. Ritchie, Jr.	(Principal Executive Officer)

/s/ WILLIAM A. ROBOTHAM	Director, Vice Chairman	2/27/18
William A. Robotham

/s/ STEPHEN H. WAKS	Director	2/27/18
Stephen H. Waks

/s/ PHILIP A. WRIGHT	Director	2/27/18
Philip A. Wright

/s/ MICHAEL A. ZIEGLER	Director	2/27/18
Michael A. Ziegler

/s/ MITCHELL A. DERENZO	Chief Financial Officer	2/27/18
Mitchell A. Derenzo	(Principal Financial and Accounting Officer)
123

EXHIBIT INDEX

Exhibit Number	Description	Page

23.1	Consent of Crowe Horwath LLP	125

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	126

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	127

32.1	Certification of American River Bankshares Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	128
124