Form 10-Q
period 2018-03-31
AMERICAN RIVER BANKSHARES
filed 2018-05-03
CIK 1108236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 5,884,855 shares outstanding at May 3, 2018

AMERICAN RIVER BANKSHARES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

Part I.		Page

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

Part II.

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47

Signatures		51

Exhibit Index		52

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	54
32.1	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN RIVER BANKSHARES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands)	March 31,	December 31,
	2018	2017
ASSETS

Cash and due from banks	$22,023	$38,467
Federal funds sold	38,000	—
Interest-bearing deposits in banks	1,746	1,746
Investment securities:
Available-for-sale, at fair value	288,320	262,322
Held-to-maturity, at amortized cost fair value of $380 in 2018 and $404 in 2017	357	378
Loans and leases, less allowance for loan and lease losses of $4,488 at March 31, 2018 and $4,478 at December 31, 2017	299,066	308,713
Premises and equipment, net	1,123	1,158
Federal Home Loan Bank stock	3,932	3,932
Goodwill and other intangible assets	16,321	16,321
Other real estate owned	961	961
Bank owned life insurance	15,197	15,122
Accrued interest receivable and other assets	8,101	6,502
	$695,147	$655,622

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$212,685	$215,528
Interest-bearing	387,502	340,552
Total deposits	600,187	556,080

Short-term borrowings	3,500	3,500
Long-term borrowings	12,000	12,000
Accrued interest payable and other liabilities	7,362	7,121

Total liabilities	623,049	578,701

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding – 5,882,214 shares at March 31, 2018 and 6,132,362 shares at December 31, 2017	30,501	34,463
Retained earnings	43,826	42,779
Accumulated other comprehensive loss, net of taxes	(2,229)	(321)

Total shareholders’ equity	72,098	76,921
	$695,147	$655,622

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)
For the three months ended March 31,
	2018	2017
Interest income:
Interest and fees on loans and leases:
Taxable	$3,328	$3,430
Exempt from Federal income taxes	128	133
Interest on Federal funds sold	50	—
Interest on deposits in banks	6	2
Interest and dividends on investment securities:
Taxable	1,385	1,323
Exempt from Federal income taxes	163	157
Dividends	6	8
Total interest income	5,066	5,053
Interest expense:
Interest on deposits	275	194
Interest on borrowings	54	48
Total interest expense	329	242

Net interest income	4,737	4,811

Provision for loan and lease losses	—	—

Net interest income after provision for loan and lease losses	4,737	4,811

Noninterest income:
Service charges on deposit accounts	117	117
Gain on sale of securities	1	56
Other noninterest income	254	246
Total noninterest income	372	419

Noninterest expense:
Salaries and employee benefits	2,206	2,170
Occupancy	262	269
Furniture and equipment	138	151
Federal Deposit Insurance Corporation assessments	53	53
Expenses related to other real estate owned	5	20
Other expense	686	767
Total noninterest expense	3,350	3,430

Income before provision for income taxes	1,759	1,800
Provision for income taxes	406	616

Net income	$1,353	$1,184

Basic earnings per share	$0.23	$0.18
Diluted earnings per share	$0.22	$0.18

Cash dividends per share	$0.05	$0.05

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2018	2017
Net income	$1,353	$1,184
Other comprehensive (loss) income:
(Decrease) increase in net unrealized gains on investment securities	(2,730)	461
Deferred tax benefit (expense)	821	(179)
Increase in net unrealized (losses) gains on investment securities, net of tax	(1,909)	282

Reclassification adjustment for realized gains included in net income	(1)	(56)
Tax effect	—	23
Realized gains, net of tax	(1)	(33)

Total other comprehensive (loss) income	(1,908)	249
Comprehensive (loss) income	$(555)	$1,433

See notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, January 1, 2017	6,661,726	42,484	40,822	544	83,850

Net income			1,184		1,184
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				249	249

Cash dividends ($0.05 per share)			(332)		(332)
Net restricted stock award activity and related compensation expense	12,083	91			91
Stock options exercised	3,150	27			27
Stock option compensation expense	—	10			10
Retirement of common stock	(131,000)	(1,971)			(1,971)

Balance, March 31, 2017	6,545,959	$40,308	$41,674	$793	$83,108

Balance, January 1, 2018	6,132,362	34,463	42,779	(321)	76,921

Net income			1,353		1,353
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(1,908)	(1,908)

Cash dividends ($0.05 per share)			(307)		(307)
Net restricted stock award activity and related compensation expense	6,944	65	1		66
Stock options exercised	7,086	65			65
Stock option compensation expense	—	7			7
Retirement of common stock	(264,178)	(4,099)			(4,099)

Balance, March 31, 2018	5,882,214	$30,501	$43,826	$(2,229)	$72,098

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,353	$1,184
Adjustments to reconcile net income to net cash provided by operating activities:
(Decrease) increase in deferred loan origination fees, net	(16)	27
Depreciation and amortization	70	88
Gain on sale and call of investment securities	(1)	(56)
Amortization of investment security premiums and discounts, net	792	816
Increase in cash surrender values of life insurance policies	(75)	(78)
Stock based compensation expense	73	101
Increase in accrued interest receivable and other assets	(773)	(382)
Increase in accrued interest payable and other liabilities	241	387

Net cash provided by operating activities	1,664	2,087

Cash flows from investing activities:
Proceeds from the sale of available-for-sale investment securities	—	8,472
Proceeds from called available-for-sale investment securities	500	145
Purchases of available-for-sale investment securities	(39,933)	(26,827)
Proceeds from principal repayments for available-for-sale investment securities	9,911	10,769
Proceeds from principal repayments for held-to-maturity investment securities	21	27
Net increase in interest-bearing deposits in banks	—	(249)
Net decrease in loans	9,662	10,090
Purchases of equipment	(35)	(68)

Net cash (used in) provided by investing activities	(19,874)	2,359

AMERICAN RIVER BANKSHARES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

(dollars in thousands)
For the three months ended March 31,
	2018	2017
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$44,041	$6,989
Net increase (decrease) in time deposits	66	(833)
Proceeds from exercised options	65	27
Cash dividends paid	(307)	(332)
Cash paid to repurchase common stock	(4,099)	(1,971)

Net cash provided by financing activities	$39,766	$3,880

Increase in cash and cash equivalents	21,556	8,326

Cash and cash equivalents at beginning of year	38,467	27,589

Cash and cash equivalents at end of period	$60,023	$35,915

See Notes to Unaudited Consolidated Financial Statements

AMERICAN RIVER BANKSHARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of American River Bankshares (the “Company”) at March 31, 2018 and December 31, 2017, the results of its operations and statement of comprehensive income for the three month periods ended March 31, 2018 and 2017, its cash flows for the three-month periods ended March 31, 2018 and 2017 and its statement of changes in shareholders’ equity for the three months ended March 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the three-month period ended March 31, 2018 may not necessarily be indicative of the operating results for the full year.

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

Adoption of New Accounting Standard: On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as Other Real Estate Owned (“OREO”). The majority of the Company’s revenues come from interest income and other sources, including loans, leases, and securities that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and the sale of OREO. Refer to Note 13 “Revenue from Contracts with Customers” for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

2. STOCK-BASED COMPENSATION

Equity Plans

On March 17, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s shareholders on May 20, 2010. In 2000, the Board of Directors adopted and the Company’s shareholders approved a stock option plan (the “2000 Plan”), under which 22,022 stock options remain outstanding at March 31, 2018. At March 31, 2018, there were 33,300 stock options and 41,080 restricted shares outstanding and the total number of authorized shares that remain available for issuance under the 2010 Plan was 1,303,420. The 2010 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock; restricted performance stock; unrestricted Company stock; and performance units. Awards under the 2000 Plan were either incentive stock options or nonqualified stock options. Under the 2010 Plan, the awards may be granted to employees and directors under incentive and nonqualified option agreements, restricted stock agreements, and other awards agreements. The 2010 Plan and the 2000 Plan (collectively the “Plans”) require that the option price may not be less than the fair market value of the stock at the date the option is awarded. The option awards under the Plans expire on dates determined by the Board of Directors, but not later than ten years from the date of award. The vesting period is generally five years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding option awards under the Plans are exercisable until their expiration, however, no new options will be awarded under the 2000 Plan. New shares are issued upon exercise of an option.

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

Equity Compensation

For the three-month periods ended March 31, 2018 and 2017, the compensation cost recognized for equity compensation was $72,000 and $102,000, respectively. The recognized tax benefit for equity compensation expense was $18,000 and $37,000, for the three-month periods ended March 31, 2018 and 2017, respectively.

At March 31, 2018, the total compensation cost related to nonvested stock option awards not yet recorded is $53,000. This amount will be recognized over the next 2.5 years and the weighted average period of recognizing these costs is expected to be 0.8 years. At March 31, 2018, the total compensation cost related to restricted stock awards not yet recorded is $421,000. This amount will be recognized over the next 4.2 years and the weighted average period of recognizing these costs is expected to be 1.2 years.

Equity Plans Activity

Stock Options

There were no stock options awarded during the three-month periods ended March 31, 2018 and 2017. A summary of option activity under the Plans as of March 31, 2018 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2018	97,543	$11.26	3.1 years	$419
Granted	—	—	—	—
Exercised	7,086	9.19	—	—
Expired, forfeited or cancelled	35,135	15.67	—	—
Outstanding at March 31, 2018	55,322	$8.72	2.0 years	$375
Vested at March 31, 2018	43,276	$8.57	1.8 years	$300
Non-vested at March 31, 2018	12,046	$9.24	2.9 years	$75

Restricted Stock

There were 11,599 shares of restricted stock awarded during the three-month period ended March 31, 2018 and 15,033 shares of restricted stock awarded during the three-month period ended March 31, 2017. There were 14,917 and zero restricted stock awards that were fully vested during the three-month periods ended March 31, 2018 and 2017, respectively. The intrinsic value of nonvested restricted stock at March 31, 2018 was $637,000.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	49,053	$12.27
Awarded	11,599	15.30
Less: Vested	14,917	9.41
Less: Expired, forfeited or cancelled	4,655	13.69
Nonvested at March 31, 2018	41,080	$10.66

Other Equity Awards

There were no stock appreciation rights; restricted performance stock; unrestricted Company stock; or performance units awarded during the three-month periods ended March 31, 2018 or 2017 or outstanding at March 31, 2018 or December 31, 2017.

The intrinsic value used for stock options and restricted stock was derived from the market price of the Company’s common stock of $15.51 as of March 31, 2018.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $8,089,000 and standby letters of credit of approximately $121,000 at March 31, 2018 and loan commitments of approximately $10,923,000 and standby letters of credit of approximately $121,000 at December 31, 2017. Such commitments relate primarily to real estate construction loans, revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2018 as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory, insurance programs, performance obligations to government agencies, or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2018 or December 31, 2017.

4. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (5,996,146 shares and 6,564,281 shares for the three-month periods ended March 31, 2018 and 2017, respectively). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock, result in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock based awards (36,641 shares for the three-month period ended March 31, 2018 and 76,311 shares for the three-month period ended March 31, 2017). For the three-month periods ended March 31, 2018 and 2017, there were zero and 38,018 stock options, respectively, that were excluded from the calculation as they were considered antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits, if applicable, for all periods presented.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at March 31, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

Available-for-Sale

	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
US Government Agencies and Sponsored Agencies	$259,125	$819	$(4,116)	$255,828
Obligations of states and political subdivisions	22,945	316	(303)	22,958
Corporate bonds	6,491	120	(62)	6,549
US Treasury securities	2,986	—	(1)	2,985
	$291,547	$1,255	$(4,482)	$288,320

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
US Government Agencies and Sponsored Agencies	$233,956	$1,184	$(2,271)	$232,869
Obligations of states and political subdivisions	22,281	528	(94)	22,715
Corporate bonds	6,490	160	(24)	6,626
Equity securities:
Corporate stock	51	61	—	112
	$262,778	$1,933	$(2,389)	$262,322

Net unrealized losses on available-for-sale investment securities totaling $3,227,000 were recorded, net of $998,000 in tax assets, as accumulated other comprehensive loss within shareholders’ equity at March 31, 2018. Proceeds and gross realized gains from the sale and call of available-for-sale investment securities for the three-month period ended March 31, 2018 totaled $500,000 and $1,000, respectively. There were no transfers of available-for-sale investment securities for the three-month period ended March 31, 2018.

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

Held-to-Maturity
March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
US Government Agencies and Sponsored Agencies	$357	$23	$—	$380

December 31, 2017		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
US Government Agencies and Sponsored Agencies	$378	$26	$—	$404

There were no sales or transfers of held-to-maturity investment securities for the periods ended March 31, 2018 and March 31, 2017. Investment securities with unrealized losses at March 31, 2018 and December 31, 2017 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

March 31, 2018	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Treasury securities	$2,985	$(1)	$—	$—	$2,985	$(1)
US Government Agencies and Sponsored Agencies	151,042	(2,620)	46,871	(1,496)	197,913	(4,116)
Obligations of states and political subdivisions	1,560	(97)	4,508	(206)	6,068	(303)
Corporate bonds	2,429	(62)	—	—	2,429	(62)
	$158,016	$(2,780)	$51,379	$(1,702)	$209,395	$(4,482)

December 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale

Debt securities:
US Government Agencies and Sponsored Agencies	$119,455	$(1,148)	$49,258	$(1,123)	$168,713	$(2,271)
Obligations of states and political subdivisions	1,130	(9)	4,654	(85)	5,784	(94)
Corporate bonds	1,967	(24)	—	—	1,967	(24)
	$122,552	$(1,181)	$53,912	$(1,208)	$176,464	$(2,389)

There were no held-to-maturity investment securities with unrealized losses as of March 31, 2018 or December 31, 2017.

At March 31, 2018, the Company held 229 securities of which 91 were in a loss position for less than twelve months and 35 were in a loss position for twelve months or more.  Of the 35 securities in a loss position for greater than twelve months at March 31, 2018, four were municipal securities and 31 were US Government Agencies and Sponsored Agencies securities.  At December 31, 2017, the Company held 217 securities of which 64 were in a loss position for less than twelve months and 35 were in a loss position for twelve months or more.  Of the 35 securities in a loss position for greater than twelve months at December 31, 2017, four were municipal securities and 31 were US Government Agencies and Sponsored Agencies securities.

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

The amortized cost and estimated fair values of investment securities at March 31, 2018 by contractual maturity are shown below (dollars in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$2,986	$2,985
After one year through five years	5,752	5,741
After five years through ten years	18,253	18,407
After ten years	5,431	5,359
	32,422	32,492
Investment securities not due at a single maturity date:
US Government Agencies and Sponsored Agencies	259,125	255,828	$357	$380
	$291,547	$288,320	$357	$380

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At March 31, 2018 and December 31, 2017, the recorded investment in nonperforming loans and leases was approximately $1,855,000 and $1,892,000, respectively. Nonperforming loans and leases include all such loans and leases that are either placed on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. At March 31, 2018, the recorded investment in loans and leases that were considered to be impaired totaled $12,465,000. Of the total impaired loans of $12,465,000, loans totaling $5,974,000 were deemed to require no specific reserve and loans totaling $6,491,000 were deemed to require a related valuation allowance of $524,000. At December 31, 2017, the recorded investment in loans and leases that were considered to be impaired totaled $13,757,000 and had a related valuation allowance of $355,000.

At March 31, 2018 and December 31, 2017, the recorded investment in other real estate owned (“OREO”) was $961,000. During the first quarter of 2018, the Company did not add any new or sell or impair any of the OREO properties. The March 31, 2018 and December 31, 2017 OREO balance of $961,000 consisted of one commercial land property.

Nonperforming loans and leases and other assets and OREO at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Nonaccrual loans and leases that are current to terms (less than 30 days past due)	$1,562	$1,603
Nonaccrual loans and leases that are past due	293	289
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	961	961
Total nonperforming assets	$2,816	$2,853

Nonperforming loans and leases to total loans and leases	0.61%	0.60%
Total nonperforming assets to total assets	0.41%	0.44%

Impaired loans and leases as of and for the periods ended March 31, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	As of March 31, 2018			As of December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:

Commercial	$—	$—	$—	$1,598	$2,671	$—
Real estate-commercial	5,646	5,879	—	5,674	5,907	—
Real estate-residential	328	415	—	329	416	—
Subtotal	$5,974	$6,294	$—	$7,601	$8,994	$—

With an allowance recorded:

Commercial	$1,562	$2,635	$200	$—	$—	$—
Real estate-commercial	3,182	3,267	232	4,396	4,483	261
Real estate-multi-family	472	472	13	474	474	21
Real estate-residential	1,275	1,275	79	1,286	1,286	73
Subtotal	$6,491	$7,649	$524	$6,156	$6,243	$355

Total:

Commercial	$1,562	$2,635	$200	$1,598	$2,671	$—
Real estate-commercial	8,828	9,146	232	10,070	10,390	261
Real estate-multi-family	472	472	13	474	474	21
Real estate-residential	1,603	1,690	79	1,615	1,702	73
	$12,465	$13,943	$524	$13,757	$15,237	$355

The following table presents the average balance related to impaired loans and leases for the periods indicated (in thousands):

	Average Recorded Investments for the three months ended
	March 31, 2018	March 31, 2017
Commercial	$1,580	$32
Real estate-commercial	8,861	14,402
Real estate-multi-family	473	484
Real estate-residential	1,609	2,155
Agriculture	—	362
Total	$12,523	$17,435

The following table presents the interest income recognized on impaired loans and leases for the periods indicated (in thousands):

	Interest Income Recognized
	for the three months ended
	March 31,	March 31,
	2018	2017
Commercial	$—	$1
Real estate-commercial	108	177
Real estate-multi-family	8	8
Real estate-residential	22	26
Agriculture	—	5
Total	$138	$217
15

7. TROUBLED DEBT RESTRUCTURINGS

During the periods ended March 31, 2018 and 2017, there were no loans that were modified as troubled debt restructurings.

There were no payment defaults during the three months ended March 31, 2018 or March 31, 2017 on troubled debt restructurings made in the preceding twelve months. At March 31, 2018 and December 31, 2017, there were no unfunded commitments on those loans considered troubled debt restructures. See also “Impaired Loans and Leases” in Item 2.

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s loan and lease portfolio allocated by management’s internal risk ratings as of March 31, 2018 and December 31, 2017 are summarized below:

March 31, 2018	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$19,051	$160,920	$71,969	$6,280	$13,448
Watch	134	19,579	4,360	—	1,706
Special mention	—	1,335	—	—	314
Substandard	—	288	—	—	—
Doubtful or loss	1,562	—	—	—	—
Total	$20,747	$182,122	$76,329	$6,280	$15,468

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$161	$1,715	$691		$274,235
Watch	—	—	151		25,930
Special mention	—	—	71		1,720
Substandard	—	—	5		293
Doubtful or loss	—	—	—		1,562
Total	$161	$1,715	$918		$303,740

December 31, 2017	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)		Real Estate
	Commercial	Commercial	Multi-family	Construction	Residential
Grade:
Pass	$23,617	$164,815	$73,644	$5,863	$13,767
Watch	96	18,083	4,381	—	1,507
Special mention	66	2,265	—	—	539
Substandard	—	289	—	—	—
Doubtful or loss	1,598	—	—	—	—
Total	$25,377	$185,452	$78,025	$5,863	$15,813

	Credit Risk Profile by Internally Assigned Grade Other Credit Exposure
	Leases	Agriculture	Consumer		Total
Grade:
Pass	$205	$1,713	$713		$284,337
Watch	—	—	155		24,222
Special mention	—	—	70		2,940
Substandard	—	—	7		296
Doubtful or loss	—	—	—		1,598
Total	$205	$1,713	$945		$313,393
16

The allocation of the Company’s allowance for loan and lease losses and by portfolio segment and by impairment methodology are summarized below:

March 31, 2018		Real Estate				Other
(dollars in thousands)	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2018	$447	$2,174	$1,047	$269	$205	$—	$31	$14	$291	$4,478
Provision for loan losses	92	(33)	(81)	19	13	(1)	—	1	(10)	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	7	2	—	—	—	1	—	—	—	10

Ending balance, March 31, 2018	$546	$2,143	$966	$288	$218	$—	$31	$15	$281	$4,488

Ending balance:
Individually evaluated for impairment	$200	$232	$13	$—	$79	$—	$—	$—	$—	$524

Ending balance:
Collectively evaluated for impairment	$346	$1,911	$953	$288	$139	$—	$31	$15	$281	$3,964

Loans

Ending balance	$20,747	$182,122	$76,329	$6,280	$15,468	$161	$1,715	$918	$—	$303,740

Ending balance:
Individually evaluated for impairment	$1,562	$8,828	$472	$—	$1,603	$—	$—	$—	$—	$12,465

Ending balance:
Collectively evaluated for impairment	$19,185	$173,294	$75,857	$6,280	$13,865	$161	$1,715	$918	$—	$291,275
17

December 31, 2017		Real Estate				Other
(dollars in thousands)	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Ending balance:
Individually evaluated for impairment	$—	$261	$21	$—	$73	$—	$—	$—	$—	$355

Ending balance:
Collectively evaluated for impairment	$447	$1,913	$1,026	$269	$132	$—	$31	$14	$291	$4,123

Loans

Ending balance	$25,377	$185,452	$78,025	$5,863	$15,813	$205	$1,713	$945	$—	$313,393

Ending balance:
Individually evaluated for impairment	$1,598	$10,070	$474	$—	$1,615	$—	$—	$—	$—	$13,757

Ending balance:
Collectively evaluated for impairment	$23,779	$175,382	$77,551	$5,863	$14,198	$205	$1,713	$945	$—	$299,636

March 31, 2017		Real Estate				Other
(dollars in thousands)	Commercial	Commercial	Multi-Family	Construction	Residential	Leases	Agriculture	Consumer	Unallocated	Total
Allowance for Loan and Lease Losses

Beginning balance, January 1, 2017	$855	$2,050	$851	$446	$253	$1	$64	$24	$278	$4,822
Provision for loan losses	(20)	48	(15)	33	(21)	—	(2)	(4)	(19)	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	1	9	—	—	—	—	—	1	—	11

Ending balance, March 31, 2017	$836	$2,107	$836	$479	$232	$1	$62	$21	$259	$4,833
18

The Company’s aging analysis of the loan and lease portfolio at March 31, 2018 and December 31, 2017 are summarized below:

March 31, 2018							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$20,747	$20,747	—	$1,562
Real estate:
Commercial	—	—	289	289	181,833	182,122	—	289
Multi-family	—	—	—	—	76,329	76,329	—	—
Construction	—	—	—	—	6,280	6,280	—	—
Residential	70	—	—	70	15,398	15,468	—	—
Other:
Leases	—	—	—	—	161	161	—	—
Agriculture	—	—	—	—	1,715	1,715	—	—
Consumer	4	—	—	4	914	918	—	4
Total	$74	$—	$289	$363	$303,377	$303,740	$—	$1,855

December 31, 2017							Past Due
(dollars in thousands)			Past Due				Greater Than
	30-59 Days	60-89 Days	Greater Than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Nonaccrual
Commercial:
Commercial	$—	$—	$—	$—	$25,377	$25,377	$—	$1,597

Real estate:
Commercial	—	—	289	289	185,163	185,452	—	289
Multi-family	—	—	—	—	78,025	78,025	—	—
Construction	—	—	—	—	5,863	5,863	—	—
Residential	146	—	—	146	15,667	15,813	—	—

Other:
Leases	—	—	—	—	205	205	—	—
Agriculture	—	—	—	—	1,713	1,713	—	—
Consumer	1	—	—	1	944	945	—	6
Total	$147	$—	$289	$436	$312,957	$313,393	$—	$1,892
19

9. BORROWING ARRANGEMENTS

At March 31, 2018, the Company had $17,000,000 of unsecured short-term borrowing arrangements with two of its correspondent banks. There were no advances under the borrowing arrangements as of March 31, 2018 or December 31, 2017.

The Company has a line of credit available with the Federal Home Loan Bank of San Francisco (the “FHLB”) which is secured by pledged mortgage loans and investment securities. Borrowings may include overnight advances as well as loans with terms of up to thirty years. Advances (both short-term and long-term) totaling $15,500,000 were outstanding from the FHLB at March 31, 2018, bearing interest rates ranging from 1.18% to 1.90% and maturing between July 20, 2018 and April 12, 2021. Advances totaling $15,500,000 were outstanding from the FHLB at December 31, 2017, bearing interest rates ranging from 1.18% to 1.90% and maturing between July 20, 2018 and April 12, 2021. Remaining amounts available under the borrowing arrangement with the FHLB at March 31, 2018 and December 31, 2017 totaled $116,757,000 and $117,546,000, respectively. In addition, the Company has a secured borrowing agreement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. Borrowings generally are short-term including overnight advances as well as loans with terms up to ninety days. Amounts available under this borrowing arrangement at March 31, 2018 and December 31, 2017 were $8,318,000 and $9,085,000, respectively. There were no advances outstanding under this borrowing arrangement as of March 31, 2018 and December 31, 2017.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if applicable, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statement of income. There have been no unrecognized tax benefits or accrued interest and penalties for the three-month periods ended March 31, 2018 and 2017.

11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2018 and December 31, 2017. They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In 2018, the Company adopted the provisions of Accounting Standard Update 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires the Company to use the exit price notion when measuring the fair value of financial instruments. The Company used the exit price notion for valuing financial instruments in 2018 and the entry price notion for valuing financial instruments in 2017. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Carrying	Fair Value Measurements Using:
March 31, 2018	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$22,023	$22,023	$—	$—	$22,023
Federal funds sold	38,000	38,000	—	—	38,000
Interest-bearing deposits in banks	1,746	—	1,746	—	1,746
Available-for-sale securities	288,320	—	288,320	—	288,320
Held-to-maturity securities	357	—	380	—	380
FHLB stock	3,932	N/A	N/A	N/A	N/A
Net loans and leases:	299,066	—	—	299,788	299,788
Accrued interest receivable	1,928	—	1,030	898	1,928

Financial liabilities:
Deposits:
Noninterest-bearing	$212,685	$212,685	$—	$—	$212,685
Savings	71,794	71,794	—	—	71,794
Money market	164,457	164,457	—	—	164,457
NOW accounts	71,504	71,504	—	—	71,504
Time Deposits	79,747	—	79,561	—	79,561
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	12,000	—	11,982	—	11,982
Accrued interest payable	64	4	60	—	64
21

	Carrying	Fair Value Measurements Using:
December 31, 2017	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$38,467	$38,467	$—	$—	$38,467
Interest-bearing deposits in banks	1,746	—	1,750	—	1,750
Available-for-sale securities	262,322	66	262,256	—	262,322
Held-to-maturity securities	378	—	404	—	404
FHLB stock	3,932	N/A	N/A	N/A	N/A
Net loans and leases:	308,713	—	—	317,900	317,900
Accrued interest receivable	1,956	—	1,124	832	1,956

Financial liabilities:
Deposits:
Noninterest-bearing	$215,528	$215,528	$—	$—	$215,528
Savings	66,130	66,130	—	—	66,130
Money market	130,032	130,032	—	—	130,032
NOW accounts	64,709	64,709	—	—	64,709
Time Deposits	79,681	—	79,614	—	79,614
Short-term borrowings	3,500	3,500	—	—	3,500
Long-term borrowings	12.000	—	11,978	—	11,978
Accrued interest payable	65	4	61	—	65

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

The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at December 31, 2017:

Cash and due from banks: The carrying amounts of cash and short-term instruments, including Federal funds sold, approximate fair values and are classified as Level 1.

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments was not material at March 31, 2018 and December 31, 2017.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are presented in the following table:

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
March 31, 2018

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$255,828	$—	$255,828	$—	$—
Obligations of states and political subdivisions	22,958	—	22,958	—	—
Corporate bonds	6,549	—	6,549	—	—
US Treasury securities	2,985	2,985	—	—	—
Total recurring	$288,320	$2,985	$285,335	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,362	$—	$—	$1,362	$—

Total nonrecurring	$1,362	$—	$—	$1,362	$—

Description		Fair Value Measurements Using			Total Gains
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	(Losses)
December 31, 2017

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
US Government Agencies and Sponsored Agencies	$232,869	$—	$232,869	$—	$—
Corporate Debt securities	6,626	—	6,626
Obligations of states and political subdivisions	22,715	—	22,715	—	—
Corporate stock	112	66	46	—	—
Total recurring	$262,322	$66	$262,256	$—	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans:
Commercial	$1,598	$—	$—	$1,598	$(1,073)
Real estate:
Commercial	178	—	—	178	—
Residential	329	—	—	329	—

Other real estate owned Land	961	—	—	961	—
Total nonrecurring	$3,066	$—	$—	$3,066	$(1,073)

There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2018 or the twelve months ended December 31, 2017.

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

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014- 09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The Company has assessed its revenue streams and reviewed its contracts that could potentially be affected by the ASU including deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s financial position, results of operations or cash flows. The Company adopted ASU No. 2014-09 on January 1, 2018. The effects of adopting ASU No. 2014-09 did not change the amounts of revenue recorded for the Company’s in-scope revenue streams.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application was permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above were not permitted. The Company adopted ASU No. 2016-01 on January 1, 2018. The effects of adopting ASU No. 2016-01 resulted in the Company using the exit price notion for valuing financial instruments in 2018, but did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, evaluating its current IT systems, and evaluating software products.

13. REVENUE FROM CONTRACTS WITH CUSTOMERS

On January 1, 2018 the Company adopted ASC Topic 606, as revised under ASU’s 2014-09, 2014-08 and 2016-20, using the modified retrospective method as of January 1, 2018.  Other income disclosures for periods beginning after January 1, 2018 are presented under revised ASC Topic 606, which have not materially changed from the prior year amounts.  Consistent with Topic 606, noninterest income covered by this guidance is recognized as services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Deposit Service Charges — Deposit service charges primarily consist of fees earned from our treasury management services. These services include bill pay, ACH, positive pay, lockbox, remote deposit capture, online banking and cash vault, among others. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. The Company’s performance obligations on its treasury services are satisfied either at the time of the transaction or over the course of a month.  Most customers pay deposit charges on a monthly basis.

Merchant and Bankcard Fees — The Company earns various types of network transaction fees from third party payment network providers which consist of (i) interchange fees earned from the payment network as a debit card issuer and (ii) ongoing merchant fees earned by the Company for referring our clients to the payment processing provider which allows our clients to accept credit cards as a form of payment. The Company is an issuer of debit cards only as it relates to Merchant and Bankcard fees.  Interchange income, which is settled on a daily basis, is recognized as settlement occurs. Chargebacks have not historically been, nor are they expected to be significant to the overall fee revenue and will be recognized upon occurrence.  Referral and merchant fees are recognized when the transaction occurs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the significant changes in American River Bankshares’ (the “Company”) balance sheet accounts between December 31, 2017 and March 31, 2018 and its income and expense accounts for the three-month periods ended March 31, 2018 and 2017. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion and supporting tables and the consolidated financial statements and related notes appearing elsewhere in this report are unaudited. Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management’s discussion and analysis. Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ significantly from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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
28

The factors set forth under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and other cautionary statements and information set forth in this Quarterly Report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this Quarterly Report on Form 10-Q, when evaluating the business prospects of the Company and its subsidiaries.

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

Net Interest Margin and Efficiency Ratio (non-GAAP financial measures)

In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio.  The Company believes the presentation of net interest margin on a taxable equivalent basis using a 21% effective tax rate for 2018 and a 34% effective tax rate for 2017 allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt loans and investments. The efficiency ratio is a measure of a banking company’s overhead as a percentage of its revenue. The Company derives this ratio by dividing total noninterest expense by the sum of the taxable equivalent net interest income and the total noninterest income.

Tangible Equity (non-GAAP financial measures)

Tangible common shareholders’ equity (tangible book value) excludes goodwill and other intangible assets.  The Company believes the exclusion of goodwill and other intangible assets to create “tangible equity” facilitates the comparison of results for ongoing business operations.  The Company’s management internally assesses its performance based, in part, on these non-GAAP financial measures.

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

General Development of Business

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 1995. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 3100 Zinfandel Drive, Suite 450, Rancho Cordova, California 95670 and its telephone number is (916) 854-0123. The Company employed an equivalent of 89 full-time employees as of March 31, 2018.

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

American River Bank does not offer trust services or international banking services and does not plan to do so in the near future. American River Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses within those counties listed above. American River Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services. American River Bank also conducts lease financing for certain types of business equipment. American River Bank owns 100% of two inactive companies, ARBCO and American River Mortgage. ARBCO was formed in 1984 to conduct real estate development and has been inactive since 1995. American River Mortgage has been inactive since its formation in 1994. During 2017 and 2018, the Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is registered under the Securities Exchange Act of 1934, as amended, and is listed and traded on the Nasdaq Global Select Market under the symbol “AMRB.”

Overview

The Company recorded net income of $1,353,000 for the quarter ended March 31, 2018, which was an increase of $169,000 (14.3%) compared to $1,184,000 reported for the same period of 2017. Diluted earnings per share for the first quarter of 2018 was $0.22, an increase of 22.2% compared to the $0.18 per share reported in the first quarter of 2017. The return on average equity (“ROAE”) and the return on average assets (“ROAA”) for the first quarter of 2018 were 7.39% and 0.80%, respectively, as compared to 5.74% and 0.74%, respectively, for the same period in 2017.

Total assets of the Company increased by $39,525,000 (6.0%) from $655,622,000 at December 31, 2017 to $695,147,000 at March 31, 2018. Net loans totaled $299,066,000 at March 31, 2018, a decrease of $9,647,000 (3.1%) from $308,713,000 at December 31, 2017. Deposit balances at March 31, 2018 totaled $600,187,000, an increase of $44,107,000 (7.9%) from $556,080,000 at December 31, 2017.

The Company ended the first quarter of 2018 with a leverage capital ratio of 8.7%, a Tier 1 capital ratio of 17.0%, and a total risk-based capital ratio of 18.3% compared to 9.5%, 18.1%, and 19.3%, respectively, at December 31, 2017. Table One below provides a summary of the components of net income for the periods indicated (See the “Results of Operations” section that follows for an explanation of the fluctuations in the individual components).

Table One: Components of Net Income

(dollars in thousands)	For the three months ended March 31,
	2018	2017
Interest income*	$5,126	$5,151
Interest expense	(329)	(242)
Net interest income*	4,797	4,909
Provision for loan and lease losses	—	—
Noninterest income	372	419
Noninterest expense	(3,350)	(3,430)
Provision for income taxes	(406)	(616)
Tax equivalent adjustment	(60)	(98)
Net income	$1,353	$1,184

Average total assets	$683,392	$652,765
Net income (annualized) as a percentage of average total assets	0.80%	0.74%

* Fully taxable equivalent basis (FTE)

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans and leases, securities, Federal funds sold and investments in time deposits) over the interest paid on interest-bearing deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. The Company’s net interest margin was 3.29% for the three months ended March 31, 2018 and 3.44% for the three months ended March 31, 2017.

The fully taxable equivalent interest income component for the first quarter of 2018 decreased $25,000 (0.5%) to $5,126,000 compared to $5,151,000 for the three months ended March 31, 2017. The decrease in the fully taxable equivalent interest income for the first quarter of 2018 compared to the same period in 2017 is broken down by rate (up $52,000) and volume (down $77,000). The yield on earning assets decreased from 3.61% during the first quarter of 2017 to 3.51% during the first quarter of 2018. The yield on earning assets decreased despite the increase in interest income due to interest earned on Federal funds sold, which increased from zero in 2017 to $50,000 in 2018 but the overall yield decrease is due to a lower income from tax exempt loans and securities. The yield on tax exempt loans and securities is related to the lower Federal tax rate. The tax benefit is more valuable at higher tax rates. The Company’s Federal tax rate decreased from 34% in 2017 to 21% in 2018, thus reducing the tax benefit and lowering the tax exempt yield. The yield on tax exempt loans decreased from 4.93% in 2017 to 4.45% in 2018 and the yield on tax exempt securities decreased from 3.75% in 2017 to 3.39% in 2018. Both of these decreases in yields resulted despite minimal fluctuations in average balances outstanding. The volume decrease of $77,000 was primarily from a decrease in average loans ($144,000) partially offset by an increase in investments ($66,000). Average loans decreased $12,847,000 (4.0%) from $320,113,000 during the first quarter of 2017 to $307,266,000 during the first quarter of 2018 and the average investment balances increased $11,108,000 (4.3%) from $258,001,000 during the first quarter of 2017 to $269,109,000 during the first quarter of 2018.

Interest expense was $329,000 or $87,000 (36.0%) higher in the first quarter of 2018 versus $242,000 in the first quarter of 2017. The net $87,000 increase in interest expense during the first quarter of 2018 compared to the first quarter of 2017 was due entirely to higher rates (up $87,000). The increase in deposit expense can be attributed to an increase in rates paid on time deposit balances. Some of these time deposits are indexed to the three-month or six-month treasury rates which have increased over the past twelve months. Interest expense on time deposits related to rate was $62,000.

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

Table Two: Analysis of Net Interest Margin on Earning Assets

Three Months Ended March 31,	2018			2017
(Taxable Equivalent Basis) (dollars in thousands)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Taxable loans and leases (1)	$293,307	$3,328	4.60%	$305,625	$3,430	4.55%
Tax-exempt loans and leases (2)	13,959	153	4.45%	14,488	176	4.93%
Taxable investment Securities	245,476	1,385	2.29%	235,213	1,323	2.28%
Tax-exempt investment securities (2)	23,573	197	3.39%	22,725	210	3.75%
Corporate stock (2)	60	7	47.31%	63	10	64.37%
Federal funds sold	13,733	50	1.48%	—	—	—
Investments in time deposits	1,746	6	1.39%	1,118	2	0.73%
Total earning assets	591,854	5,126	3.51%	579,232	5,151	3.61%
Cash & due from banks	56,973			39,314
Other assets	39,051			39,047
Allowance for loan & lease losses	(4,486)			(4,828)
	$683,392			$652,765

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest checking and money market	$219,499	57	0.11%	$196,397	34	0.07%
Savings	69,612	6	0.03%	63,265	5	0.03%
Time deposits	79,693	212	1.08%	82,302	155	0.76%
Other borrowings	15,500	54	1.41%	15,500	48	1.26%
Total interest bearing liabilities	384,304	329	0.35%	357,464	242	0.27%
Noninterest bearing demand deposits	217,583			203,947
Other liabilities	7,259			7,719
Total liabilities	609,146			569,130
Shareholders’ equity	74,246			83,635
	$683,392			$652,765
Net interest income & margin (3)		$4,797	3.29%		$4,909	3.44%

(1)	Loan interest includes loan fees of $131,000 and $66,000, respectively, during the three months ended March 31, 2018 and March 31, 2017. Average loan balances include non-performing loans.
(2)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2018 and 34% for 2017.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in the period (90 days) and annualized to actual days in the year (365 days).
32

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses
Three Months Ended March 31, 2018 over 2017 (dollars in thousands)

Increase (decrease) due to change in:

Interest-earning assets:	Volume	Rate (4)	Net Change
Taxable net loans and leases (1)(2)	$(138)	$36	$(102)
Tax-exempt net loans and leases (3)	(6)	(17)	(23)
Taxable investment securities	58	4	62
Tax exempt investment securities (3)	8	(21)	(13)
Corporate stock	—	(3)	(3)
Federal funds sold	—	50	50
Interest-bearing deposits in banks	1	3	4
Total	(77)	52	(25)
Interest-bearing liabilities:
Interest checking and money market	4	19	23
Savings deposits	1	—	1
Time deposits	(5)	62	57
Other borrowings	—	6	6
Total	—	87	87
Interest differential	$(77)	$(35)	$(112)

(1)	The average balance of nonaccrual loans is immaterial as a percentage of total loans and has been included in net loans.
(2)	Loan interest includes loan fees of $131,000 and $66,000, respectively, during the three months ended March 31, 2018 and March 31, 2017 which have been included in the interest income computation.
(3)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal income taxes. The effective federal statutory tax rate was 21% for 2018 and 34% for 2017.
(4)	The rate/volume variance has been included in the rate variance.

Provision for Loan and Lease Losses

The Company did not provide any provision for loan and lease losses for the first quarter of 2018 or 2017. The Company experienced net loan and lease recoveries of $10,000 or (0.01%) (on an annualized basis) of average loans and leases for the three months ended March 31, 2018 compared to net loan and lease recoveries of $11,000 or (0.01%) (on an annualized basis) of average loans and leases for the three months ended March 31, 2017. The Company continued to experience an overall improvement in the credit quality of the loan and lease portfolio and a reduction of credit losses. For additional information see the “Allowance for Loan and Lease Losses Activity.”

Noninterest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income

	Three Months Ended March 31,
	2018	2017
Service charges on deposit accounts	$117	$117
Gain on sale/call of securities	1	56
Merchant fee income	110	92
Bank owned life insurance	75	78
Other	69	76
Total noninterest income	$372	$419

Noninterest income decreased $47,000 (11.2%) to 372,000 for the three months ended March 31, 2018 as compared to $419,000 for the three months ended March 31, 2017. The decrease in noninterest income was primarily related to lower gains from sales of securities, which decreased from $56,000 in 2017 to $1,000 in 2018.

Noninterest Expense

Noninterest expense decreased $80,000 (2.3%) to a total of $3,350,000 in the first quarter of 2018 compared to $3,430,000 in the first quarter of 2017. Salary and employee benefits expense increased $36,000 (1.7%) from $2,170,000 during the first quarter of 2017 to $2,206,000 during the first quarter of 2018. The increase in salaries and benefits resulted from an increase in other employee benefits, including health insurance and 401(k) matching, which increased $70,000 (20.0%) from $350,000 in 2017 to $420,000 in 2018. Placement fees paid to employment agencies represent $55,000 of the $70,000 increase. On a quarter-over-quarter basis, occupancy expense decreased $7,000 (2.6%) and furniture and equipment expense decreased $13,000 (8.6%). OREO related expenses decreased $15,000 (75.0%) during the first quarter of 2018 from $20,000 in the first quarter of 2017 to $5,000 in the first quarter of 2018. Other expense decreased $81,000 (10.6%) to $686,000 in the first quarter of 2018 compared to $767,000 in the first quarter of 2017. There were numerous line items that make up the $81,000 reduction in other expenses including a $25,000 one-time rebate from the Company’s debit card processor and lower overall correspondent bank charges due to higher average balances resulting in higher earnings credits exceeding service charges. The fully taxable equivalent efficiency ratio increased from 64.4% for the first quarter of 2017 to 64.8% for the first quarter of 2018. This increase in the efficiency ratio is primarily related to the decrease in the tax equivalent net interest income.

Provision for Income Taxes

Federal and state income taxes for the quarter ended March 31, 2018 decreased $210,000 (34.1%) from $616,000 in the first quarter of 2017 to $406,000 in the first quarter of 2018. The effective tax rate for the quarter ended March 31, 2018 was 23.1% compared to 34.2% for the first quarter of 2017. The lower tax expense and effective tax rate in 2018 resulted from the passage of “H.R.1” commonly referred to as the “Tax Cuts and Jobs Act” which was signed into law by President Trump on December 22, 2017. The Company’s federal income tax rate was reduced to 21% effective January 1, 2018, which was a reduction from the Company’s 2017 rate of 34%.

Balance Sheet Analysis

The Company’s total assets were $695,147,000 at March 31, 2018 as compared to $655,622,000 at December 31, 2017, representing an increase of $39,525,000 (6.0%). The average assets for the three months ended March 31, 2018 were $683,392,000, which represents an increase of $30,627,000 or 4.7% over the balance of $652,765,000 during the three-month period ended March 31, 2017.

Federal Funds

The balance held in correspondent banks classified as Federal funds at March 31, 2018, was $38,000,000 compared to zero at December 31, 2017. The rate paid to the Company on the Federal funds at March 31, 2018 was 1.69%. The primary reason for the increase in Federal funds in 2018 is directly related to the increase in deposit balances during the same period.

Investment Securities

Table Five below summarizes the values of the Company’s investment securities held on March 31, 2018 and December 31, 2017.

Table Five: Investment Securities Composition

(dollars in thousands)
Available-for-sale (at fair value)	March 31, 2018	December 31, 2017
Debt securities:
US Government Agencies and Sponsored Agencies	$255,828	$232,869
Obligations of states and political subdivisions	22,958	22,715
Corporate bonds	6,549	6,626
US Treasury securities	2,985	—
Corporate stock	—	112
Total available-for-sale investment securities	$288,320	$262,322
Held-to-maturity (at amortized cost)
Debt securities:
US Government Agencies and Sponsored Agencies	$357	$378
Total held-to-maturity investment securities	$357	$378

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities available-for-sale may be sold to implement asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Net unrealized losses on available-for-sale investment securities totaling $3,227,000 were recorded, net of $998,000 in tax assets, as accumulated other comprehensive loss within shareholders’ equity at March 31, 2018 and net unrealized gains on available-for-sale investment securities totaling $456,000 were recorded, net of $135,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2017.

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

Loans and Leases

The Company’s historical lending activities have been in the following principal areas: (1) commercial; (2) commercial real estate; (3) multi-family real estate; (4) real estate construction (both commercial and residential); (5) residential real estate; (6) lease financing receivable; (7) agriculture; and (8) consumer loans. The Company’s continuing focus in our market area, new borrowers developed through the Company’s marketing efforts, and credit extensions expanded to existing borrowers resulted in the Company originating $1.7 million in new loans during the first three months of 2018. This production was offset by higher than anticipated pay downs and payoffs, and resulted in an overall net decrease in net loans and leases of $9,647,000 (3.1%) from December 31, 2017. Despite the decrease in net loans in 2018, the market in which the Company operates has begun to show demand for credit products as the continued low rate environment and expectations for economic expansion have increased refinancing as well as new loan activity.

A significant portion of the Company’s loans and leases are direct loans and leases made to individuals and local businesses.  The Company relies substantially on networking, local promotional activity, and personal contacts by American River Bank officers, directors and employees to compete with other financial institutions.  The Company makes loans and leases to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment.  Commercial loans consist of credit lines for operating needs and working capital, loans for equipment purchases, and various other business loan products.  Consumer loans include a range of traditional consumer loan products such as personal lines of credit and homeowner equity lines of credit and loans to finance purchases of boats and recreational vehicles.  Construction loans are generally comprised of commitments to customers within the Company’s service area for construction of commercial properties and multi-family properties.  Other real estate loans consist primarily of loans secured by first trust deeds on commercial, multi-family, and residential properties typically with maturities from 3 to 10 years and original loan-to-value ratios generally from 65% to 75%.  In general, except in the case of loans under SBA programs, the Company does not make long-term mortgage loans. Table Six below summarizes the composition of the loan portfolio as of March 31, 2018 and December 31, 2017.

Table Six: Loan and Lease Portfolio Composition

(dollars in thousands)	March 31, 2018		December 31, 2017		Change in	Percentage
	$	%	$	%	dollars	change
Commercial	$20,747	7%	$25,377	8%	$(4,630)	(18.2%)
Real estate
Commercial	182,122	60%	185,452	59%	(3,330)	(1.8%)
Multi-family	76,329	25%	78,025	25%	(1,696)	(2.2%)
Construction	6,280	2%	5,863	2%	417	7.1%
Residential	15,468	5%	15,813	5%	(345)	(2.2%)
Lease financing receivable	161	—%	205	—%	(44)	(21.5%)
Agriculture	1,715	1%	1,713	1%	2	0.1%
Consumer	918	—%	945	—%	(27)	(2.9%)
Total loans and leases	303,740	100%	313,393	100%	(9,653)	(3.1%)
Deferred loan and lease fees, net	(186)		(202)		16
Allowance for loan and lease losses	(4,488)		(4,478)		(10)
Total net loans and leases	$299,066		$308,713		$(9,647)	(3.1%)

“Subprime” real estate loans generally refer to residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Within the banking industry, many of these loans were originated with adjustable interest rates that reset upward after an introductory period. These “subprime” loans coupled with declines in housing prices led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company did not have any such “subprime” loans at March 31, 2018 and December 31, 2017.

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

Ultimately, underlying trends in economic and business cycles influence credit quality. American River Bank’s business is concentrated in the Sacramento Metropolitan Statistical Area, which is a diversified economy, but with a large State of California government presence and employment base; in Sonoma County, which is focused on businesses within the two communities in which the Bank has offices (Santa Rosa and Healdsburg); and in Amador County, in which the Bank is primarily focused on businesses within the three communities in which it has offices (Jackson, Pioneer, and Ione). The economy of Sonoma County is diversified with professional services, manufacturing, agriculture and real estate investment and construction, while the economy of Amador County is reliant upon government, services, retail trade, manufacturing industries and Indian gaming. The Company had serviced markets in Santa Clara, Contra Costa, and Alameda Counties through a loan production office. In the fourth quarter of 2016, the Company discontinued operating the loan production office, however, the Company continues to have loans that were originated in these markets. The economies of Santa Clara, Contra Costa and Alameda Counties are diversified with professional services, manufacturing, technology related companies, real estate investment and construction.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 92% of the Company’s loan and lease portfolio at March 31, 2018 and 91% as of December 31, 2017. Management believes that the residential land portion of the Company’s loan portfolio carries a reasonable level of credit risk.  As of March 31, 2018, outstanding unimproved residential land commitments were $2,321,000 (or just 0.8% of the total real estate loans). Of the $2,321,000, $2,269,000 (98%) was represented by one amortizing loan, which was considered well-secured, with a favorable loan-to-value ratio.  Management currently believes that it maintains its allowance for loan and lease losses at levels adequate to reflect the loss risk inherent in its total loan portfolio.

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

Northern California Wildfires

Beginning on October 8, 2017, much of the North Bay region of Northern California was struck by massive wildfires which destroyed numerous properties and adversely affected the region’s economy. Our two offices in Healdsburg and Santa Rosa were not damaged. Some of the Company’s clients did lose their homes, but we do not have loans on those properties. We currently believe that losses, if any, to commercial or business properties that secure our loans is not material. At March 31, 2018, the Company had approximately 8% of total loans in the Sonoma County market, the majority of which are secured by commercial property. Management continues to closely monitor the situation and continues to respond to needs of clients and employees. It is not possible at this time to assess the full scope of this disaster or its long-term impact on our clients and the economy of the region. As of March 31, 2018, none of the loans in the Sonoma County market were greater than 30 days past due.

Nonperforming, Past Due and Restructured Loans and Leases

At March 31, 2018, nonperforming loans and leases (those loans and leases on nonaccrual status and those loans and leases still accruing and past due 90 days or more) were $1,855,000 or 0.61% of total loans and leases. The $1,885,000 in nonperforming loans and leases consisted of one commercial loan totaling $1,562,000, one commercial real estate loan totaling $289,000, and one consumer loan totaling $4,000.  The $1,562,000 commercial loan is a shared national credit to a large retailer purchased by the Company in 2013. The initial loan balance was $3,000,000 and had paid as agreed, down to $2,692,000, until September 2017, when the retailer filed for bankruptcy reorganization. At that time the loan was placed on nonaccrual and the loan balance was subsequently reduced by $1,095,000 through a $1,073,000 loss charged to the loan and lease loss allowance and $57,000 applied to principal from payments made by the borrower. This bankruptcy filing occurred late in the third quarter and the Company has been using the latest information available to perform an impairment analysis. As more information becomes available, the Company will update the impairment analysis, which could lead to further charges to the loan loss allowance. As of March 31, 2018, the loan also has a $200,000 specific reserve to account for uncertainty, reducing the net exposure to $1,362,000. The overall level of nonperforming loans decreased $37,000 (2.0%) from $1,892,000 or 0.60% of total loans and leases at December 31, 2017 and consisted of the same three loans described above.

There were no loan or lease concentrations in excess of 10% of total loans and leases not otherwise disclosed as a category of loans and leases as of March 31, 2018. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2018, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to the Company apart from those loans identified in the Bank’s impairment analysis.

Table Seven below sets forth nonaccrual loans and loans past due 90 days or more as of March 31, 2018 and December 31, 2017.

Table Seven: Nonperforming Loans and Leases

	March 31,	December 31,
(dollars in thousands)	2018	2017
Past due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Lease financing receivable	—	—
Agriculture	—	—
Consumer	—	—
Nonaccrual:
Commercial	1,562	1,597
Real estate	289	289
Lease financing receivable	—	—
Consumer	4	6
Total nonperforming loans	$1,855	$1,892

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

At March 31, 2018, the recorded investment in loans and leases that were considered to be impaired totaled $12,465,000, all of which are considered performing loans and leases. Of the total impaired loans of $12,465,000, loans totaling $5,974,000 were deemed to require no specific reserve and loans totaling $6,491,000 were deemed to require a related valuation allowance of $524,000. Of the $5,974,000 impaired loans that did not carry a specific reserve there were $504,000 in loans or leases that had previous partial charge-offs and $5,470,000 in loans or leases that were analyzed and determined not to require a specific reserve or charge-off because the collateral value or discounted cash flow value exceeded the loan or lease balance. The recorded investment in loans and leases that were considered to be impaired totaled $13,757,000 at December 31, 2017. Of the total impaired loans of $13,757,000, loans totaling $7,601,000 were deemed to require no specific reserve and loans totaling $6,156,000 were deemed to require a related valuation allowance of $355,000.

The Company has been operating in a market that has recently experienced sporadic improvement in real estate values of commercial, residential, land, and construction properties. As such, the Company is focused on monitoring collateral values for those loans considered collateral dependent. For collateral dependent loans in excess of $250,000, the Company performs an internal evaluation or obtains an updated appraisal, as necessary, which is generally once every twelve months.  In the first quarter of 2018, the Company had net loan recoveries of $10,000 with no added provision. In the first quarter of 2017, the Company had net loan recoveries of $11,000 with no added provision.

During the periods ended March 31, 2018 and March 31, 2017, there were no loans that were modified as troubled debt restructurings. There were no payment defaults during the three months ended March 31, 2018 or March 31, 2017 on troubled debt restructurings made in the preceding twelve months. At March 31, 2018 and December 31, 2017, there were no unfunded commitments on those loans considered troubled debt restructures.

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

The ALLL totaled $4,488,000 or 1.48% of total loans and leases at March 31, 2018 compared to $4,478,000 or 1.43% of total loans and leases at December 31, 2017. The Company establishes general and specific reserves in accordance with accounting principles generally accepted in the United States of America. The ALLL is composed of categories of the loan and lease portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The ALLL as a percentage of non-performing loans and leases was 241.9% at March 31, 2018 and 236.7% at December 31, 2017. The allowance for loans and leases as a percentage of impaired loans and leases was 36.0% at March 31, 2018 and 32.6% at December 31, 2017. Of the total non-performing and impaired loans and leases outstanding as of March 31, 2018, there were $2,424,000 in loans or leases that had been reduced by partial charge-offs of $1,478,000. As these loan or lease balances are charged off, the remaining balances, following analysis, normally do not initially require specific reserves and are not eligible for general reserves. The impact of this on credit ratios is such that the Company’s ALLL as a percentage may be lower, because the partial charge-offs have reduced the potential future losses related to those credits.

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

Table Eight: Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months
	Ended March 31,
	2018	2017
Average loans and leases outstanding	$307,266	$320,113

Allowance for loan and lease losses at beginning of period	$4,478	$4,822

Loans and leases charged off:
Consumer	—	—
Total	—	—
Recoveries of loans and leases previously charged off:
Commercial	7	1
Real estate	2	9
Consumer	1	1
Total	10	11
Net loans and leases recovered	10	11
Additions to allowance charged to operating expenses	—	—
Allowance for loan and lease losses at end of period	$4,488	$4,833
Ratio of net recoveries to average loans and leases outstanding (annualized)	(0.01%)	(0.01%)
Provision of allowance for loan and lease losses to average loans and leases outstanding (annualized)	—	—
Allowance for loan and lease losses to loans and leases net of deferred fees at end of period	1.48%	1.52%

Other Real Estate Owned

At March 31, 2018 and December 31, 2017, the Company had one other real estate owned (“OREO”) property totaling $961,000. During the first quarter of 2018, the Company did not acquire or sell any OREO properties nor were there any impairment charges to this property. There was no valuation allowance at March 31, 2018 nor at year end 2017. The Company believes that the OREO property owned at March 31, 2018 was carried approximately at fair value.

Deposits

At March 31, 2018, total deposits were $600,187,000 representing a $44,107,000 (7.9%) increase from the December 31, 2017 balance of $556,080,000. The Company’s deposit growth plan for 2018 is to concentrate its efforts on increasing noninterest-bearing demand, interest-bearing money market and NOW accounts, and savings accounts while allowing higher cost time deposits to mature and close or renew at lower rates. The Company experienced increases in interest-bearing checking ($7,085,000 or 10.9%), money market accounts ($34,425,000 or 26.5%), savings ($5,374,000 or 8.1%), and time ($66,000 or 0.1%) and a decrease in noninterest-bearing ($2,843,000 or 1.3%) deposits. The increase in money market accounts is related to the expansion of existing accounts, including approximately $22,000,000 from one deposit relationship resulting from the sale of their business during the quarter, and the addition of new deposit relationships.

Other Borrowed Funds

Other borrowings outstanding as of March 31, 2018 and December 31, 2017, consist of advances (both short-term and long-term) from the Federal Home Loan Bank of San Francisco (“FHLB”). Table Nine below summarizes these borrowings.

Table Nine: Other Borrowed Funds

(dollars in thousands)
	March 31, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
Short-term borrowings:
FHLB advances	$3,500	1.39%	$3,500	1.39%
Long-term borrowings:
FHLB advances	$12,000	1.41%	$12,000	1.41%

The maximum amount of short-term borrowings at any month-end during the first three months of 2018 and 2017 was $3,500,000 and $3,500,000, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities on FHLB advances (dollars in thousands):

	Short-term	Long-term
Amount	$3,500	$12,000
Maturity	2018	2019 to 2021
Weighted average rates	1.39%	1.41%

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

At March 31, 2018, shareholders’ equity was $72,098,000, representing a decrease of $4,823,000 (6.3%) from $76,921,000 at December 31, 2017. The decrease results from repurchases of common stock ($4,099,000), the payment of cash dividends ($307,000) and the reductions from other comprehensive income ($1,908,000), exceeding net income for the period ($1,353,000), and the stock based compensation ($138,000). During the first quarter of 2018, the Company repurchased 264,178 shares of its common stock at an average price of $15.47 per share under the 2018 Stock Repurchase Program.

On January 24, 2018, the Company approved and authorized a 5% stock repurchase program for 2018 (the “2018 Program”). See Part II, Item 2, for additional disclosure regarding the 2018 Program. In addition, on February 14, 2018, the Company paid a $0.05 per common share cash dividend to shareholders of record on January 31, 2018. This 2018 quarterly dividend follows four quarterly cash dividends, totaling $0.20 per share, paid in 2017. The ratio of total risk-based capital to risk adjusted assets was 18.3% at March 31, 2018 and 19.3% at December 31, 2017. Tier 1 risk-based capital to risk-adjusted assets was 17.0% at March 31, 2018 and 18.1% at December 31, 2017. The leverage ratio was 8.7% at March 31, 2018 and 9.5% at December 31, 2017. Table Ten below lists the Company’s and American River Bank’s capital ratios at March 31, 2018 and December 31, 2017, as well as the minimum capital ratios for capital adequacy and the minimum requirement for a well-capitalized institution.

Table Ten: Capital Ratios
			Minimum Regulatory Capital
Capital to Risk-Adjusted Assets	March 31,	December 31,	Requirements
	2018	2017	2018	2017
American River Bankshares

Leverage Ratio	8.7%	9.5%	7.1%	5.3%
Tier 1 Risk-Based Capital	17.0%	18.1%	9.1%	7.3%
Total Risk-Based Capital	18.3%	19.3%	11.1%	9.3%

American River Bank

Leverage Ratio	8.6%	9.3%	7.1%	5.3%
Common Equity Tier 1 Risk-Based Capital	16.8%	17.7%	7.6%	5.8%
Tier 1 Risk-Based Capital	16.8%	17.7%	9.1%	7.3%
Total Risk-Based Capital	18.1%	19.0%	11.1%	9.3%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory requirements and is adequate to meet future needs. Management believes that both the Company and American River Bank met all of their capital adequacy requirements as of March 31, 2018 and December 31, 2017.

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

In addition, a “capital conservation buffer,” is established which when fully phased-in will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement will be phased-in between January 1, 2016 and January 1, 2019. The buffer requirement for 2018 is 1.875% and will increase to 2.50% on January 1, 2019. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and its subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a significant effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2018 and 2017.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan and lease repayments contribute to liquidity, along with deposit increases, while loan and lease funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2018 were approximately $8,089,000 and $121,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2018, consolidated liquid assets totaled $274.8 million or 39.5% of total assets compared to $226.3 million or 34.5% of total assets on December 31, 2017. In addition to liquid assets, the Company maintains two short-term unsecured lines of credit in the amount of $17,000,000 with two of its correspondent banks. At March 31, 2018, the Company had $17,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At March 31, 2018, the Bank could have arranged for up to $132,257,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans and investment securities. At March 31, 2018, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $15,500,000, leaving $116,757,000 available under these FHLB secured borrowing arrangements. American River Bank also has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. The borrowing can be secured by pledging selected loans and investment securities. At March 31, 2018, the Company’s borrowing capacity at the Federal Reserve Bank was $8,318,000. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to offset the potential runoff of these volatile and/or cyclical deposits.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2018 and December 31, 2017, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $8,210,000 and $11,044,000 at March 31, 2018 and December 31, 2017, respectively. As a percentage of net loans and leases these off-balance sheet items represent 2.7% and 3.6%, respectively.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, with specialized software built for this specific purpose for financial institutions, the Company is able to estimate the potential impact of changing interest rates on earnings, net interest margin and market value of equity. A balance sheet is prepared using detailed inputs of actual loans, securities and interest-bearing liabilities (i.e. deposits/borrowings). The balance sheet is processed using multiple interest rate scenarios. The scenarios include a rising rate forecast, a flat rate forecast and a falling rate forecast which take place within a one-year time frame. The net interest income is measured over one-year and two-year periods assuming a gradual change in rates over the twelve-month horizon. The simulation modeling attempts to estimate changes in the Company’s net interest income utilizing a detailed current balance sheet. Table Eleven below summarizes the effect on net interest income (NII) of a ±100 and ±200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Table Eleven: Interest Rate Risk Simulation of Net Interest as of March 31, 2018

(dollars in thousands)	$ Change in NII from Current 12 Month Horizon	$ Change in NII from Current 24 Month Horizon

Variation from a constant rate scenario
+100bp	$378	$909
+200bp	$691	$1,646
-100bp	$(677)	$(1,737)
-200bp	$(1,368)	$(3,555)

After a review of the model results as of March 31, 2018, the Company does not consider the fluctuations from the base case, to have a material impact on the Company’s projected results and are within the tolerance levels outlined in the Company’s interest rate risk polices. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as reasonable estimates of interest rate risk.

Interest Rate Sensitivity Analysis. Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps. A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank’s interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank’s interest rate margin to contract, while a declining interest rate environment will have the opposite effect.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have significantly affected, or are reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors.

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2017, filed with the Securities and Exchange Commission on February 27, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25, 2017, the Company approved and authorized a stock repurchase program for 2017 (the “2017 Program”). The 2017 Program authorized the repurchase during 2017 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 333,086 shares based on the 6,661,726 shares outstanding as of December 31, 2016. Repurchases under the 2017 Program were made from time to time by the Company in the open market. All such transactions were structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2017 Program were retired.

On January 24, 2018, the Company approved and authorized a stock repurchase program for 2018 (the “2018 Program”). The 2018 Program authorized the repurchase during 2018 of up to 5% of the outstanding shares of the Company’s common stock, or approximately 306,618 shares based on the 6,132,362 shares outstanding as of December 31, 2017. Any repurchases under the 2018 Program will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with SEC Rule 10b-18 and all shares repurchased under the 2018 Program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the 2018 Program may be re-evaluated depending on market conditions, capital and liquidity needs or other factors. Based on such re-evaluation, the Board of Directors may suspend, terminate, modify or cancel the 2018 Program at any time without notice. The following table lists shares repurchased during the quarter ended March 31, 2018 and the maximum amount available to repurchase under the repurchase plan.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 January 1 through January 31, 2018	—	—	—	306,618
Month #2 February 1 through February 28, 2018	95,909	$ 15.26	95,909	210,709
Month #3 March 1 through March 31, 2018	168,269	$ 15.59	168,269	42,440
Total	264,178	$ 15.47	264,178	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

(2.1)	Agreement and Plan of Reorganization and Merger by and among the Registrant, ARH Interim National Bank and North Coast Bank, N.A., dated as of March 1, 2000 (included as Annex A). **
(2.2)	Agreement and Plan of Reorganization and Merger by and among the Registrant, American River Bank and Bank of Amador, dated as of July 8, 2004 (included as Annex A). ***
(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Commission on May 10, 2011.
(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Commission on May 9, 2013.
(4.1)	Specimen of the Registrant’s common stock certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 11, 2004.
(10.1)	Lease agreement between American River Bank and Spieker Properties, L.P., a California limited partnership, dated April 1, 2000, related to 1545 River Park Drive, Suite 107, Sacramento, California (**) and the Second Amendment thereto dated August 27, 2010, with HINES VAF II SACRAMENTO PROPERTIES, L.P., a Delaware limited partnership, the successor to Spieker Properties, L.P., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2010.
(10.2)	Lease agreement between American River Bank and Bradshaw Plaza Associates, Inc. dated November 27, 2006, related to 9750 Business Park Drive, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2006 and the First Amendment thereto dated July 1, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2016.
*(10.3)	Registrant’s Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012 and first amendment thereto dated January 21, 2015, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 23, 2015.
*(10.4)	Registrant’s Deferred Fee Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2012.
*(10.5)	Employment Agreement between Registrant and David T. Taber dated June 2, 2006, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 30, 2006.
*(10.6)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.7)	Salary Continuation Agreement, as amended on December 31, 2012, between the Registrant and David T. Taber, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.
*(10.8)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Douglas E. Tow, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

*(10.9)	Registrant’s 2000 Stock Option Plan with forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement. **
47

*(10.10)	Registrant’s 401(k) Plan dated December 23, 2008, incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Commission on December 24, 2008.

(10.11)	Lease agreement between American River Bank, and the United States Postal Service, dated July 13, 2017, related to 424 Sutter Street, Jackson, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 14, 2017.
(10.12)	Item Processing Agreement between American River Bank and Fidelity Information Services, Inc., dated April 30, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 4, 2012.
(10.13)	Lease agreement between Registrant and MSCP Capital Investors, LLC (successor to PGOCC, LLC and One Capital Center), a Delaware limited partnership, dated May 17, 2005, related to 3100 Zinfandel Drive, Rancho Cordova, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 18, 2005 and the First and Second Amendments thereto dated April 22, 2010, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2010, and the Third Amendment thereto dated June 28, 2016, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2016.
(10.14)	Managed Services Agreement between American River Bankshares and Fidelity Information Services, LLC successor to ProNet Solutions, Inc., dated June 25, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 27, 2012 and the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 14, 2015.
*(10.15)	American River Bankshares 2005 Executive Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2005; the First Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2006; the Second Amendment thereto, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 23, 2007; the Third Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008; the Fourth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2009; the Fifth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2010; the Sixth Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2011; the Seventh Amendment thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012; the Eighth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2013; the Ninth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 16, 2014; the Tenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2015; the Eleventh Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2016; the Twelfth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on December 22, 2016 and the Thirteenth Amendment thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 19, 2018.
*(10.16)	American River Bankshares Director Emeritus Program, incorporated by reference from Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 8, 2006.
*(10.17)	Employment Agreement dated September 20, 2006, between American River Bankshares and Mitchell A. Derenzo, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
48

*(10.18)	Employment Agreement dated September 20, 2006, between American River Bankshares and Kevin B. Bender, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2006.
*(10.19)	Salary Continuation Agreement, as amended on December 31, 2012, between American River Bank and Kevin B. Bender, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 2, 2013.

*(10.20)	Salary Continuation Agreement, as amended on February 21, 2008, between American River Bank and Raymond F. Byrne, incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 22, 2008.

(10.21)	Lease agreement dated May 23, 2007 between Bank of Amador, a division of American River Bank, and Joseph Bellamy, Trustee of the Joseph T. Bellamy 2005 Trust, related to 26395 Buckhorn Ridge Road, Pioneer, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 24, 2007, the First Amendment thereto, dated October 15, 2007, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 16, 2007, and the Second Amendment thereto, dated October 16, 2017, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 17, 2017.

(10.22)	Lease agreement dated December 23, 2008, between North Coast Bank, a division of American River Bank, and 90 E Street LLC, related to 90 E Street, Santa Rosa, California, incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.
(10.23)	Customer Service Agreement dated January 4, 2010, between American River Bankshares and TriNet HR Corporation, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2010.
*(10.24)	Form of Indemnification Agreement for directors and executive officers of the Registrant, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.25)	Form of Indemnification Agreement for directors and executive officers of American River Bank, incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 22, 2010.
*(10.26)	Registrant’s 2010 Equity Incentive Plan, incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, filed with the Commission on April 9, 2010 and form of restricted stock award agreement incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.
(10.27)	Subscription and Services Agreement between American River Bank and Postilion, Inc., dated June 19, 2012, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 21, 2012, and the amended agreement dated March 6, 2015 with ACI Worldwide Corp., successor to Postilion, Inc., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 12, 2015.
*(10.28)	Salary Continuation Agreement between American River Bank and Robert H. Muttera, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2013.

(10.29)	Lease agreement dated February 6, 2014, between American River Bank and Gold River Village Associates, a California Limited Partnership, related to 11220 Gold River Express Drive, Gold River, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2014.
49

(10.30)	Lease agreement dated February 12, 2014, between American River Bank and 520 Capitol Mall Inc., a Delaware corporation, related to 520 Capitol Mall, Suite 200, Sacramento, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 18, 2014.

*(10.31)	Salary Continuation Agreement between American River Bank and Loren E. Hunter, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 11, 2014.

*(10.32)	Registrant’s Performance Based Restricted Stock Awards Program, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2015.

(10.33)	Lease agreement dated July 11, 2016, between American River Bank and DDS Properties, a California General Partnership, related to 2510 Douglas Blvd., Roseville, California, incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2016.

*(10.34)	Separation and Release Agreement dated October 27, 2017, between the Registrant and David T. Taber, incorporated by reference from Exhibit 10.37 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2017.

*(10.35)	Employment Agreement dated October 27, 2017, between the Registrant and David E. Ritchie, Jr., incorporated by reference from Exhibit 10.38 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 27, 2017.

*(10.36)	Employment Agreement dated December 11, 2017, between the Registrant and David F. Raymond, Jr., incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 12, 2017.

(14.1)	Registrant’s Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 19, 2004.
(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of American River Bankshares by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Taxonomy Extension Calculation****
101.DEF	XBRL Taxonomy Extension Definition****
101.LAB	XBRL Taxonomy Extension Label****
101.PRE	XBRL Taxonomy Extension Presentation****

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

AMERICAN RIVER BANKSHARES

May 3, 2018	/s/ DAVID E. RITCHIE, JR.
David E. Ritchie, Jr.
President and
Chief Executive Officer

AMERICAN RIVER BANKSHARES

May 3, 2018	By:	/s/ MITCHELL A. DERENZO
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